Form 10-Q
period 2002-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2002-12-12
CIK 1176334

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                             COMMISSION FILE NUMBER
                                    000-50056

                         MARTIN MIDSTREAM PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           05-0527861
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

                                 4200 STONE ROAD
                              KILGORE, TEXAS 75662
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (903) 983-6200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         The number of the registrant's Common Units outstanding at December 11, 2002 was 2,900,000.

                                                                                                               Page
                                                                                                               ----

PART I--FINANCIAL INFORMATION

Item 1.       Financial Statements...........................................................................     1
              Combined Condensed Balance Sheets as of September 30, 2002 (unaudited)
              and December 31, 2001 .........................................................................     1
              Combined Condensed Statements of Operations and Owner's Equity for the Three Months
              and Nine Months Ended September 30, 2002 and 2001 (unaudited)..................................     2
              Combined Condensed Statements of Cash Flows for the Nine Months Ended
              September 30, 2002 and 2001 (unaudited)........................................................     3
              Notes to Combined Condensed Financial Statements (unaudited)...................................     4
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................................    10
Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................................    34
Item 4.       Controls and Procedures........................................................................    35

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................    35
Item 2.       Changes in Securities and Use of Proceeds......................................................    35
Item 3.       Defaults Upon Senior Securities................................................................    36
Item 4.       Submission of Matters to a Vote of Security Holders............................................    36
Item 5.       Other Information..............................................................................    36
Item 6.       Exhibits and Reports on Form 8-K...............................................................    36

SIGNATURE
CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)

                        COMBINED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 30,
                                                                                                 2002          DECEMBER 31,
                                                                                             (UNAUDITED)           2001
                                                                                            -------------      ------------
                                     ASSETS

Cash ...................................................................................     $        125      $         62
Accounts and other receivables, less allowance for doubtful accounts of $410 and
     $355 ..............................................................................           16,096            14,669
Product exchange receivables ...........................................................              584               356
Inventories ............................................................................           18,794            13,601
Other current assets ...................................................................              262               137
                                                                                             ------------      ------------
     Total current assets ..............................................................           35,861            28,825
                                                                                             ------------      ------------

Property, plant, and equipment, at cost ................................................           85,815            85,409
Accumulated depreciation ...............................................................          (30,180)          (28,335)
                                                                                             ------------      ------------
     Property, plant and equipment, net ................................................           55,635            57,074
                                                                                             ------------      ------------

Goodwill ...............................................................................            2,922             2,922
Other assets, net ......................................................................              950               132
                                                                                             ------------      ------------
                                                                                             $     95,368      $     88,953
                                                                                             ============      ============
                         LIABILITIES AND OWNER'S EQUITY

Current installments of long-term debt .................................................     $      1,007      $        970
Trade and other accounts payable .......................................................           11,458             8,853
Product exchange payables ..............................................................            6,345             4,109
Other accrued liabilities ..............................................................            1,130               862
                                                                                             ------------      ------------
     Total current liabilities .........................................................           19,940            14,794
                                                                                             ------------      ------------

Long-term debt, net of current installments ............................................            7,168             7,845
Due to affiliates ......................................................................           34,795            36,796
Deferred income taxes ..................................................................           11,588             9,319
Other liabilities ......................................................................               --             1,441
                                                                                             ------------      ------------
     Total liabilities .................................................................           73,491            70,195
                                                                                             ------------      ------------

Owner's equity .........................................................................           21,877            18,758
Commitments and contingencies ..........................................................               --                --
                                                                                             ------------      ------------
                                                                                             $     95,368      $     88,953
                                                                                             ============      ============

See accompanying notes to combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)

         COMBINED CONDENSED STATEMENTS OF OPERATIONS AND OWNER'S EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------
Revenues:
     Marine transportation ............................     $    6,176      $    6,104      $   17,827      $   22,443
     Terminalling .....................................          1,349             992           3,741           3,309
     Product sales:
         LPG distribution .............................         20,838          18,888          59,217          79,950
         Fertilizer ...................................          4,639           5,339          20,557          24,161
                                                            ----------      ----------      ----------      ----------
                                                                25,477          24,227          79,774         104,111
                                                            ----------      ----------      ----------      ----------
              Total revenues ..........................         33,002          31,323         101,342         129,863
                                                            ----------      ----------      ----------      ----------

Costs and expenses:
     Cost of products sold:
         LPG distribution .............................         19,855          17,624          55,606          75,333
         Fertilizer ...................................          4,337           4,513          17,061          20,322
                                                            ----------      ----------      ----------      ----------
                                                                24,192          22,137          72,667          95,655
Expenses:
     Operating expenses ...............................          4,707           4,441          14,725          15,896
     Selling, general and administrative ..............          1,579           1,783           4,953           5,757
     Depreciation and amortization ....................          1,140           1,054           3,356           3,062
                                                            ----------      ----------      ----------      ----------
         Total costs and expenses .....................         31,618          29,415          95,701         120,370
                                                            ----------      ----------      ----------      ----------
         Operating income .............................          1,384           1,908           5,641           9,493
                                                            ----------      ----------      ----------      ----------

Other income (expense):
     Equity in earnings of unconsolidated entities ....            766             245           2,236             943
     Interest expense .................................           (937)         (1,188)         (2,976)         (4,083)
     Other, net .......................................             21              12              36              53
                                                            ----------      ----------      ----------      ----------
         Total other income (expense) .................           (150)           (931)           (704)         (3,087)
                                                            ----------      ----------      ----------      ----------

         Income before income taxes ...................          1,234             977           4,937           6,406
Income taxes ..........................................            485             365           1,818           2,355
                                                            ----------      ----------      ----------      ----------
     Net income .......................................            749             612           3,119           4,051
Owner's equity at beginning of period .................         21,128          17,519          18,758          14,080
                                                            ----------      ----------      ----------      ----------
Owner's equity at end of period .......................     $   21,877      $   18,131      $   21,877      $   18,131
                                                            ==========      ==========      ==========      ==========

See accompanying notes to combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                                 2002              2001
                                                                                             ------------      ------------
Cash flows from operating activities:
     Net income ........................................................................     $      3,119      $      4,051
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .................................................            3,356             3,062
         Deferred income taxes .........................................................            2,269             1,634
         (Gain) loss on sale of property, plant, and equipment .........................              (12)               (4)
         Equity in (earnings) of unconsolidated entities ...............................           (2,236)             (943)
         Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
             Accounts and other receivables ............................................           (1,427)            8,526
             Product exchange receivables ..............................................             (228)             (835)
             Inventories ...............................................................           (5,193)              661
             Other current assets ......................................................             (125)            1,513
             Trade and other accounts payable ..........................................            2,605           (11,450)
             Product exchange payables .................................................            2,236               566
             Other accrued liabilities .................................................              268               118
         Change in other noncurrent assets, net ........................................              (53)              274
                                                                                             ------------      ------------
                Net cash provided by operating activities ..............................            4,579             7,173
                                                                                             ------------      ------------
Cash flows from investing activities:
     Payments for property, plant, and equipment .......................................           (2,216)           (2,003)
     Proceeds from sale of property, plant, and equipment ..............................              444               105
     Payment of costs associated with formation of unconsolidated partnership ..........               --                --
     Capital investment in unconsolidated joint venture ................................               --              (701)
     Payment received from unconsolidated partnership partner ..........................               --              (280)
     Distributions from unconsolidated partnership .....................................               --               394
     Cash paid for acquisition .........................................................             (103)               --
                                                                                             ------------      ------------
                Net cash used in investing activities ..................................           (1,875)           (2,485)
                                                                                             ------------      ------------
Cash flows from financing activities:
     Payments of long-term debt ........................................................             (640)           (2,646)
     Borrowings from affiliates ........................................................           35,750            44,007
     Payments to affiliates ............................................................          (37,751)          (46,142)
                                                                                             ------------      ------------
                Net cash used in financing activities ..................................           (2,641)           (4,781)
                                                                                             ------------      ------------
                Net increase (decrease) in cash and cash equivalents ...................               63               (93)
Cash at beginning of period ............................................................               62               127
                                                                                             ------------      ------------
Cash at end of period ..................................................................     $        125      $         34
                                                                                             ============      ============

See accompanying notes to combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR)

                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Martin Midstream Partners L.P. (the "Partnership") provides marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. ("CF Martin Sulphur"), which operates a sulfur storage and transportation business. The Partnership operates primarily in the Gulf Coast region of the United States.

         At September 30, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation ("MRMC"). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership (see Note 3, Subsequent Events) MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the "General Partner"), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas ("LPG") distribution; and (4) fertilizer manufacturing. The combined condensed financial statements and notes thereto do not give effect to the Partnership's initial public offering completed on November 6, 2002.

         Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, the Partnership's primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products.

         Following the Partnership's initial public offering, MRMC retained various assets, liabilities, and operations not related to the four lines of business noted above as well as certain assets, liabilities and operations within the LPG distribution and fertilizer manufacturing lines of business.

         Prior to November 6, 2002, the date the initial public offering was completed, financial statements have been referred to as those of the Martin Midstream Partners Predecessor and presented as combined financial statements. Subsequent to November 6, 2002, the Partnership's financial statements will be referred to as those of Martin Midstream Partners L.P. Financial information related to the Partnership's financial position, results of operations or cash flows prior to November 6, 2002 have and will exclude the assets and operations retained by MRMC, except for those assets and operations retained by MRMC related to the LPG distribution and fertilizer manufacturing lines of business. Financial information related to the Partnership's financial position, results of operations or cash flows subsequent to November 6, 2002 will exclude all of the assets and operations retained by MRMC, thus including only the assets and operations conveyed to the Partnership. All intercompany transactions within the applicable reporting entities have been eliminated.

         The conveyance of the assets, liabilities and operations described above will be treated as a reorganization of entities under common control and will be recorded at historical cost.

         The Partnership's unaudited combined condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in Form 10-K. In the opinion of the Partnership's management, all adjustments necessary for a fair presentation of the Partnership's results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year.

         These financial statements should be read in conjunction with the Martin Midstream Partners Predecessor's audited combined financial statements and notes thereto included in the Partnership's Prospectus (the "Prospectus"), dated October 31, 2002, included as part of the Partnership's Registration Statement on Form S-1 (Registration No. 333-91706).

2.       SIGNIFICANT ACCOUNTING POLICIES

         In addition to matters discussed below in this note, the Partnership's significant accounting policies are detailed in the audited combined financial statements and notes thereto in the Prospectus.

     EQUITY METHOD INVESTMENTS

         The Partnership has a 49.5% non-controlling limited partner interest in CF Martin Sulphur, which is accounted for by the equity method. This partnership collects and aggregates, transports, stores and markets molten sulfur supplied by oil refiners and natural gas processors.

         There is a difference in the Partnership's basis in CF Martin Sulphur and in the Partnership's underlying equity on CF Martin Sulphur's books. Such difference is being amortized over 20 years as additional equity in earnings (losses) of unconsolidated entities.

         Prior to November 6, 2002, Martin Midstream Partners Predecessor had a 50% interest in a joint venture which manufactures and sells a sulfur fungicide product. Subsequent to November 6, 2002, the Partnership's only equity method investment will be its interest in CF Martin Sulphur, as the interest in this fungicide joint venture was retained by MRMC.

     INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expenses are incurred by MRMC and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by MRMC's personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and MRMC, the amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership's general partner has the right to agree to further increases in connection with expansions of the Partnership's operations through the acquisition or construction of new assets or businesses.

     INCOME TAXES

         Prior to November 6, 2002, the operations of the Partnership have been included in the consolidated MRMC federal tax return and income taxes have been calculated based on the combined tax attributes of MRMC's operations. Prior to November 6, 2002, income taxes have been accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date.

         Subsequent to November 6, 2002, the operations of the Partnership will not be subject to income taxes.

3.       SUBSEQUENT EVENTS

         On November 6, 2002, the Partnership completed an initial public offering of 2,900,000 common units representing limited partnership interests at a price of $19.00 per common unit. The common units represent a 39.7% limited partnership interest in the Partnership. Total proceeds from the sale of the 2,900,000 common units were $55.1 million before the payment of offering costs and underwriting commissions. Concurrent with the closing of the initial public offering, the Partnership (i) assumed borrowings of $67.2 million, related accrued interest of $4.6 million and related prepayment penalties of $1.5 million from MRMC and its subsidiaries, and (ii) entered into a $60.0 million credit facility with a syndicate of financial institutions led by Royal Bank of Canada. This credit facility is composed of a $25.0 million term loan and a $35.0 million revolving line of credit comprised of a $25.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and a $10.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. On November 6, 2002, the Operating Partnership borrowed $25.0 million under the term loan and $12.2 million under the revolving line of credit.

         The Partnership's obligations under the credit facility are secured by substantially all of its assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. The Partnership may prepay all amounts outstanding under this facility at any time without penalty.

         Indebtedness under the credit facility will bear interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The Partnership expects that the applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. The Partnership will incur a commitment fee on the unused portions of the revolving line of credit facility.

         The credit facility contains certain covenants, which, among other things, requires the Partnership to maintain specified ratios of: (i) minimum net worth (as defined therein); (ii) EBITDA (as defined therein) to interest expense; (iii) total debt to EBITDA; (iv) current assets to current liabilities; and (v) liquidation value of pledged fixed assets to outstanding borrowings.

         The amount the Partnership is able to borrow under the working capital borrowing base is based on a formula. Under this formula, the Partnership's borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base will be reduced by $375,000 per quarter during the entire three year term of the revolving credit facility. This quarterly reduction may decrease the amount the Partnership may borrow under the working capital subfacility and could result in quarterly mandatory prepayments to the extent that borrowings under this subfacility exceed the revised borrowing base.

         Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the credit facility will require interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid on November 6, 2005. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

         A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in millions):

         PROCEEDS RECEIVED:
              Sale of common units                                   $     55.1
              Borrowing under term loan                                    25.0
              Borrowing under revolving line credit                        12.2
                                                                     ----------

                  Total proceeds received                            $     92.3
                                                                     ==========

         USE OF PROCEEDS:
              Underwriter's fees                                     $      3.9
              Professional fees and other costs                             4.0
              Repayment of assumed debt and related costs                  73.3
              Repayment of debt under promissory note                       8.2
              Buyout of operating lease for two barges                      2.9
                                                                     ----------

                       Total use of proceeds                         $     92.3
                                                                     ==========

4.       GOODWILL

         The following information relates to goodwill balances as of the periods presented:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                          2002             2001
                                                     -------------     ------------
         Carrying amount of goodwill:
              Marine transportation segment .....     $      2,026     $      2,026
              LPG distribution segment ..........               80               80
              Fertilizer segment ................              816              816
                                                      ------------     ------------
                                                      $      2,922     $      2,922
                                                      ============     ============

         The following is a reconciliation of reported net income to the amounts that would have been reported had the Company been subject to SFAS 142 during all periods presented:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------

         Net income, as reported ....................     $        749     $        612     $      3,119     $      4,051
         Goodwill amortization, net of taxes ........               --               48               --              144
                                                          ------------     ------------     ------------     ------------
         Net income, as adjusted ....................     $        749     $        660     $      3,119     $      4,195
                                                          ============     ============     ============     ============

5.       RELATED PARTY TRANSACTIONS

         Included in the combined financial statements in this quarterly report are various related party transactions and balances primarily with MRMC and affiliates, and CF Martin Sulphur.

         For MRMC and affiliates, such transactions consist primarily of (1) LPG product sales; (2) marine transportation revenues; (3) terminalling revenue and wharfage fees; (4) fertilizer product sales; (5) LPG product purchases; (6) land transportation hauling costs; (7) sulfuric acid product purchases; (8) marine fuel purchases; (9) LPG truck loading costs; (10) overhead allocation expenses; and (11) interest expense on affiliate balances.

         For CF Martin Sulphur, such transactions consist primarily of (1) marine transportation revenues, (2) fertilizer handling fees, (3) product purchase settlements, (4) overhead allocation reimbursement, (5) marine crew charge reimbursement, and (6) a marine tug lease.

         Significant transactions with these related parties are reflected in the combined financial statements as follows:

MRMC AND AFFILIATES

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2002             2001             2002             2001
                                                                    ------------     ------------     ------------     ------------

         LPG product sales (LPG revenues) .......................   $         --     $          1     $          9     $        237
         Marine transportation revenues (Marine
              transportation revenues) ..........................          1,163              798            3,254            3,432
         Terminalling revenue and wharfage fees
              (Terminalling revenues) ...........................             89              129              273              344
         Fertilizer product sales (Fertilizer revenues) .........            106              193            1,345            1,466
         LPG product purchases (LPG cost of products sold) ......            250               --              250              741
         Land transportation hauling costs (LPG cost of
              products sold) ....................................          1,327            1,068            4,414            4,152
         Sulfuric acid product purchases (Fertilizer cost of
              products sold) ....................................            302              271            1,174            1,311
         Marine fuel purchases (Operating expenses) .............            400              423            1,293              605
         LPG truck loading costs (Operating expenses) ...........             79               90              275              305
         Overhead allocation expenses (Selling, general and
              administrative expenses) ..........................            184              187              548              543
         Interest expenses (Interest expense) ...................            827            1,123            2,916            3,896

CF MARTIN SULPHUR

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                               ------------------------------      ------------------------------
                                                                   2002              2001              2002             2001
                                                               ------------      ------------      ------------      ------------

         Marine transportation revenues (Marine
              transportation revenues) ...................     $      1,979      $         81      $      4,582      $        196
         Fertilizer handling fees (Fertilizer revenues) ..               45                78                65               126
         Product purchase settlements (Fertilizer cost of
              products sold) .............................             (141)             (166)             (641)             (360)
         Overhead allocation expenses (Selling, general
              and administrative expenses) ...............               50                50               151               151
         Marine crew charge reimbursement (Operating
              expenses) ..................................              308               308               914               912
         Marine tug lease (Operating expenses) ...........               36                --                36                --

6.       BUSINESS SEGMENTS

         The Partnership has four reportable segments: marine transportation, terminalling, LPG distribution, and fertilizer. The Partnership's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Set forth below is operating revenues and asset information for our four reportable segments:

                                                                         OPERATING
                                                                          REVENUES     DEPRECIATION   OPERATING
                                             OPERATING    INTERSEGMENT      AFTER          AND          INCOME        CAPITAL
                                              REVENUES    ELIMINATIONS   ELIMINATIONS  AMORTIZATION     (LOSS)      EXPENDITURES
                                             ----------   ------------   ------------  ------------   ----------    ------------
Three months ended September 30, 2002
   Marine transportation ................    $    6,253    $      (77)    $    6,176    $      702    $    1,108     $        3
   Terminalling .........................         1,349            --          1,349           110           699            164
   LPG distribution .....................        21,011          (173)        20,838            86           306             11
   Fertilizer ...........................         4,725           (86)         4,639           242          (545)            22
   Indirect selling, general, and
     administrative .....................            --            --             --            --          (184)            --
                                             ----------    ----------     ----------    ----------    ----------     ----------

     Total ..............................    $   33,338    $     (336)    $   33,002    $    1,140    $    1,384     $      200
                                             ==========    ==========     ==========    ==========    ==========     ==========

Three months ended September 30, 2001
   Marine transportation ................    $    6,141    $      (37)    $    6,104    $      643    $    1,423     $      305
   Terminalling .........................           992            --            992            67           384             --
   LPG distribution .....................        19,102          (214)        18,888            98           424             17
   Fertilizer ...........................         5,474          (135)         5,339           246          (136)           518

                                                                         OPERATING
                                                                          REVENUES     DEPRECIATION   OPERATING
                                             OPERATING    INTERSEGMENT      AFTER          AND          INCOME        CAPITAL
                                              REVENUES    ELIMINATIONS   ELIMINATIONS  AMORTIZATION     (LOSS)      EXPENDITURES
                                             ----------   ------------   ------------  ------------   ----------    ------------
   Indirect selling, general, and
     administrative .....................            --            --             --            --          (187)            --
                                             ----------    ----------     ----------    ----------    ----------     ----------

     Total ..............................    $   31,709    $     (386)    $   31,323    $    1,054    $    1,908     $      840
                                             ==========    ==========     ==========    ==========    ==========     ==========

Nine months ended September 30, 2002
   Marine transportation ................    $   17,964    $     (137)    $   17,827    $    2,120    $    2,516     $       78
   Terminalling .........................         3,741            --          3,741           256         1,617          2,061
   LPG distribution .....................        60,018          (801)        59,217           269         1,249             26
   Fertilizer ...........................        20,874          (317)        20,557           711           807             51
   Indirect selling, general, and
     administrative .....................            --            --             --            --          (548)            --
                                             ----------    ----------     ----------    ----------    ----------     ----------

     Total ..............................    $  102,597    $   (1,255)    $  101,342    $    3,356    $    5,641     $    2,216
                                             ==========    ==========     ==========    ==========    ==========     ==========

Nine months ended September 30, 2001
   Marine transportation ................    $   22,553    $     (110)    $   22,443    $    1,872    $    6,299     $      890
   Terminalling .........................         3,309            --          3,309           244         1,117             --
   LPG distribution .....................        81,179        (1,229)        79,950           224         1,840             56
   Fertilizer ...........................        25,059          (898)        24,161           722           780          1,057
   Indirect selling, general, and
     administrative .....................            --            --             --            --          (543)            --
                                             ----------    ----------     ----------    ----------    ----------     ----------

     Total ..............................    $  132,100    $   (2,237)    $  129,863    $    3,062    $    9,493     $    2,003
                                             ==========    ==========     ==========    ==========    ==========     ==========

         A reconciliation of the total of the reportable segments measures of profit or loss (operating income (loss)) to the total combined income before income taxes is as follows:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            2002              2001              2002              2001
                                                        ------------      ------------      ------------      ------------

Operating income ..................................     $      1,384      $      1,908      $      5,641      $      9,493
Equity in earnings of unconsolidated entities .....              766               245             2,236               943
Interest expense ..................................             (937)           (1,188)           (2,976)           (4,083)
Other, net ........................................               21                12                36                53
                                                        ------------      ------------      ------------      ------------
     Income before income taxes ...................     $      1,234      $        977      $      4,937      $      6,406
                                                        ============      ============      ============      ============

Total assets for each of the Partnership's four reportable segments, are as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2002             2001
                                                 -------------    ------------
Total assets:
     Marine transportation .................     $     42,864     $     42,962
     Terminalling ..........................            9,247            4,901
     LPG distribution ......................           25,003           21,387
     Fertilizer ............................           18,254           19,703
                                                 ------------     ------------
         Total assets ......................     $     95,368     $     88,953
                                                 ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         References in this quarterly report to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of MRMC's business contributed to us in connection with our initial public offering on November 6, 2002. References in this quarterly report to "MRMC" refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. We refer to liquefied petroleum gas as "LPG" in this quarterly report. You should read the following discussion of our financial condition and results of operations in conjunction with the combined condensed financial statements and the notes thereto included elsewhere in this quarterly report and with our discussion of the same and other information included in our Prospectus, dated October 31, 2002, included as part of our Registration Statement on Form S-1 (Registration No. 333-91706).

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Managements Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

         These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

         Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risks Related to our Business" and elsewhere in this quarterly report.

OVERVIEW

         We are a Delaware limited partnership formed by MRMC to receive the transfer of substantially all of the assets, liabilities and operations of the Martin Midstream Partners Predecessor. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

         At September 30, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of MRMC. In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in us, MRMC, and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC, (ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling of hydrocarbon products and hydrocarbon by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

         We analyze and report our results of operations on a segment basis. Our four operating segments are as follows:

     o marine transportation services for hydrocarbon products and by-products;

     o   terminalling of hydrocarbon products and by-products;

     o   distribution of LPGs; and

     o manufacturing and marketing fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

         In November 2000, MRMC and CF Industries, Inc. formed CF Martin Sulphur, L.P., a Delaware limited partnership ("CF Martin Sulphur"). CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, MRMC operated this molten sulfur business as part of its LPG distribution business which was recently contributed to us in connection with our formation. We have a non-controlling 49.5% limited partner interest in CF Martin Sulphur. We account for this interest in CF Martin Sulphur using the equity method since we do not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.

         Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur on our balance sheet; instead, we carry our book investment as a single amount within the "other assets" caption on our balance sheet. We have not guaranteed the repayment of any debt of CF Martin Sulphur and we should not otherwise be required to repay any obligations of CF Martin Sulphur if it defaults on any such obligations.

         Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, during the periods covered by the historical combined financial statements, and up until November 6, 2002 our financial statements include the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we do not expect to be subject to federal or state income taxes as a result of our partnership structure. Therefore, our financial statements subsequent to our initial public offering will not include the effects of any income taxes.

         We do not have any off-balance sheet financing arrangements and we do not engage in commodity contract trading or hedging activities.

     CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on the historical combined condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our combined condensed financial statements most significantly.

         You should also read Note 2, "Summary of Significant Accounting Policies" in Notes to Combined Condensed Financial Statements contained in this quarterly report in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the benefit period for the amortization of goodwill and other intangibles. One of our more significant estimates is the determination of the fair value of our reporting units under SFAS No. 142. Please read "Recent Accounting Pronouncements" included elsewhere herein.

         Product Exchanges. We enter into product exchange agreements with third parties whereby we agree to exchange LPGs with third parties. We record the balance of LPGs due to other companies under these agreements at quoted market product prices and the balance of LPGs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

         Revenue Recognition. For our marine transportation segment, we recognize revenue for contracted trips upon completion of the trips. For time charters, we recognize revenue based on the daily rate. For our terminalling segment, we recognize revenue monthly for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, we recognize revenue based on the volume moved through our terminals at the contracted rate. For our LPG distribution segment, we recognize revenue for product delivered by truck upon the delivery of LPGs to our customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize revenue when the customer receives the product from either the storage facility or pipeline. For our fertilizer segment, we recognize revenue when the customer takes title to the product, either at our plant or the customer's facility.

         Equity Method Investment. We use the equity method of accounting for our interest in CF Martin Sulphur because we only own a non-controlling 49.5% limited partner interest in this entity. In accordance with EITF Issue 89-7, Exchange of Assets or Interest in a Subsidiary for a Non-Controlling Equity Interest in a New Entity, we did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to MRMC, which guarantees the debt of this entity.

         As a result of the non-recognition of this gain, the amount we initially recorded as an investment in CF Martin Sulphur on our balance sheet is less than the amount of our underlying equity in this entity as recorded on the books of CF Martin Sulphur. We are amortizing such excess amount over 20 years, the expected life of the net assets contributed to this entity, as additional equity in earnings of CF Martin Sulphur in our statements of operations.

         Environmental Liabilities. We have historically not experienced circumstances requiring us to account for environmental remediation obligations. If such circumstances arise, we would estimate remediation obligations utilizing a remediation feasibility study and any other related environmental studies that we may elect to perform. We would record changes to our estimated environmental liability as circumstances change or events occur, such as the issuance of revised orders by governmental bodies or court or other judicial orders and our evaluation of the likelihood and amount of the related eventual liability.

     OUR RELATIONSHIP WITH MRMC

         We are both an important supplier to and customer of MRMC. We provide marine transportation and terminalling services to MRMC under the following agreements. Each agreement has a three-year term, that began on November 1, 2002, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         o We provide marine transportation services to MRMC under an agreement on a spot-contract basis. We charge fees to MRMC under this agreement based on applicable market rates. Additionally, MRMC will, for a three year period under this agreement, use four of our vessels in a manner such that we receive at least $5.6 million annually for the use of these vessels by MRMC and third parties.

         o MRMC leases one of our tanks at our Tampa terminal under a terminal services agreement. The tank lease fee is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

         We purchase land transportation services, underground storage services, sulfuric acid and marine fuel from MRMC. We also have exclusive access to and use of a truck loading and unloading terminal and pipeline distribution system owned by MRMC at Mont Belvieu, Texas. We purchase these products and services under the following agreements. Each agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         o MRMC transports LPG shipments and other liquid products under a motor carrier agreement. Our shipping rates are fixed for the first year of the agreement, subject to certain cost adjustments. After the first year, shipping rates may be adjusted as we and MRMC mutually agree or in accordance with a price index.

         o We lease 120 million gallons of underground storage capacity in Arcadia, Louisiana from MRMC under an underground storage agreement. Our per-unit cost under this agreement is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

         o We purchase sulfuric acid and marine fuel on a spot-contract basis at a set margin over MRMC's cost under product supply agreements.

         o We use MRMC's Mont Belvieu truck loading and unloading terminal and pipeline distribution system under a throughput agreement. Our throughput fees are fixed for the first year of the agreement and then will be adjusted on an annual basis thereafter in accordance with a price index.

         With the exception of marine transportation services, which we provide to MRMC at applicable market rates, the pricing and rates of all of these agreements were based the same prices and rates in place prior to our initial public offering.

         MRMC directs our business operations through its ownership and control of our general partner and under an omnibus agreement, which was entered into on November 1, 2002. We are required to reimburse MRMC for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Under the omnibus agreement, the amount we are required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

     OUR RELATIONSHIP WITH CF MARTIN SULPHUR, LP.

         We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of September 30, 2002, our aggregate reimbursement liability would have been approximately $2.4 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

         We did not have significant revenues from CF Martin Sulphur prior to 2002.

         In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

         We only own a non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner which is jointly owned and controlled by CF Industries and MRMC. MRMC also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

     RESULTS OF OPERATIONS

         We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           2002              2001              2002              2001
                                                       ------------      ------------      ------------      ------------
                                                                                 (IN THOUSANDS)
Operating income (loss):
     Marine transportation .......................     $      1,108      $      1,423      $      2,516      $      6,299
     Terminalling ................................              699               384             1,617             1,117
     LPG distribution ............................              306               424             1,249             1,840
     Fertilizer ..................................             (545)             (136)              807               780
     Indirect selling, general and
         administrative expenses .................             (184)             (187)             (548)             (543)
                                                       ------------      ------------      ------------      ------------

         Operating income ........................     $      1,384      $      1,908      $      5,641      $      9,493
                                                       ============      ============      ============      ============

     Equity in earnings of unconsolidated
         entities ................................     $        766      $        245      $      2,236      $        943

         Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, income tax expense, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

   THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Our total revenues were $33.0 million for the three months ended September 30, 2002 compared to $31.3 million for the three months ended September 30, 2001, an increase of $1.7 million, or 5%. Our cost of products sold was $24.2 million for the three months ended September 30, 2002 compared to $22.1 million for the three months ended September 30, 2001, an increase of $2.1 million, or 9%. Our total operating expenses were $4.7 million for the three months ended September 30, 2002 compared to $4.4 million for the three months ended September 30, 2001, an increase of $0.3 million, or 6%.

         Our total selling, general and administrative expenses were $1.6 million for the three months ended September 30, 2002 compared to $1.8 million for the three months ended September 30, 2001, a decrease of $0.2 million, or 11%. Total depreciation and amortization was $1.1 million for both three month periods. Our operating income was $1.4 million for the three months ended September 30, 2002 compared to $1.9 million for the three months ended September 30, 2001, a decrease of $0.5 million, or 27%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                                        THREE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
                                                                       (IN THOUSANDS)
         Revenues .........................................     $      6,176     $      6,104
         Operating expenses ...............................            4,192            3,932
                                                                ------------     ------------
              Operating margin ............................            1,984            2,172
         Selling, general and administrative expenses .....              174              106
         Depreciation and amortization ....................              702              643
                                                                ------------     ------------
              Operating income ............................     $      1,108     $      1,423
                                                                ============     ============

         Revenues. Our marine transportation revenues increased $0.1 million, or 1%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This slight increase was due to certain offsetting factors. Revenues increased by approximately $0.9 million due to a certain offshore barge unit that was in sulfur service in the third quarter of 2002, as this unit was fully utilized under a term contract with CF Martin Sulphur. This unit was in fuel oil service and was down for maintenance most of the third quarter of 2001. Revenues increased by approximately $0.4 million due to an inland asphalt barge and its associated tug that were in service in the third quarter of 2002, but were out of service in the third quarter of 2001. The barge was out of service in the third quarter of 2001 as it was in the shipyard being upgraded to asphalt service from gasoline service. The tug was also in the shipyard having its horsepower upgraded. This increase in revenues was offset by a decrease of approximately $1.2 million as a result of a reduction of inland asphalt and fuel oil barging demand.

         Operating expenses. Operating expenses increased $0.3 million, or 7%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase was due primarily to having the additional tug and asphalt barge in service in the third quarter of 2002 as compared to the third quarter of 2001, when they were both out of service and in the shipyard.

         Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 64%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

         Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 9%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase was due primarily to depreciation of maintenance capital expenditures made during 2001.

         In summary, our marine transportation operating income decreased $0.3 million, or 22%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                                         THREE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
                                                                       (IN THOUSANDS)
         Revenues .........................................     $      1,349     $        992
         Operating expenses ...............................              251              225
                                                                ------------     ------------
              Operating margin ............................            1,098              767
         Selling, general and administrative expenses .....              289              316
         Depreciation and amortization ....................              110               67
                                                                ------------     ------------
              Operating income ............................     $        699     $        384
                                                                ============     ============

         Revenues. Our terminalling revenues increased $0.4 million, or 36%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase was the result of two factors. We generated $0.3 million of additional revenue from our two newly constructed asphalt tanks, which we put into service in May 2002. Additionally, our rail unloading facility had an increase in revenue of $0.1 million. These increases were partially offset by one of our tanks at our Tampa terminal being out of service for repairs for 45 days during the third quarter of 2002 which resulted in a decrease of $0.1 million in revenue.

         Operating expenses. Our operating expenses were approximately the same for both three month periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.3 million for both three month periods.

         Depreciation and amortization. Depreciation and amortization was $0.1 million for both three month periods.

         In summary, our terminalling operating income increased $0.3 million, or 82%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     LPG Distribution Business

         The following table summarized our results of operations in our LPG distribution segment.

                                                                             THREE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                             (IN THOUSANDS)
         Revenues ..............................................     $     20,838     $     18,888
         Cost of products sold .................................           19,855           17,624
         Operating expenses ....................................              265              282
                                                                     ------------     ------------
              Operating margin .................................              718              982
         Selling, general and administrative expenses ..........              327              459
         Depreciation and amortization .........................               85               99
                                                                     ------------     ------------
              Operating income .................................     $        306     $        424
                                                                     ============     ============

         Revenues. Our LPG distribution revenue increased $2.0 million, or 10%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase was primarily due to an increase in LPG sales volume. Our volume for the quarter ended September 30, 2002 was 9% greater than the quarter ended September 30, 2001. This increase was primarily due to a new supply contract.

         Cost of product sold. Our cost of products sold increased $2.2 million, or 13%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, which approximated our increase in sales. As previously mentioned, this increase was primarily due to a 9% increase in sales volume for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

         Operating expenses. Our operating expenses were $0.3 million for both the three month periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 29%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

         Depreciation and amortization. Depreciation and amortization was $0.1 million for both three month periods.

         In summary, our LPG distribution operating income decreased $0.1 million, or 28%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                                              THREE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
                                                                             (IN THOUSANDS)
         Revenues ..............................................     $      4,639      $      5,339
         Cost of products sold and Operating expenses ..........            4,337             4,513
                                                                     ------------      ------------
              Operating margin .................................              302               826
         Selling, general and administrative expenses ..........              605               716
         Depreciation and amortization .........................              242               246
                                                                     ------------      ------------
              Operating loss ...................................     $       (545)     $       (136)
                                                                     ============      ============

         Revenues. Our fertilizer business revenues decreased $0.7 million, or 13%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Our sales volume declined 12% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This was primarily due to a decline in agricultural fertilizer sales in the Texas panhandle because of adverse weather conditions that impacted the pre-plant fertilization of the winter wheat crop. Additionally, our average selling price per ton fell 4% for the third quarter of 2002 as compared to the third quarter of 2001. This was a primarily a result of a drop in sales of our premium, higher priced products.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $0.2 million, or 4%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. As mentioned earlier, this reduction was primarily due to a 12% volume decline for the third quarter of 2002 as compared to the third quarter of 2001. Additionally, plant operating expenses increased 25% for the third quarter of 2002 because we improved existing fertilizer production processes and incurred start up costs for a new premium, higher-priced product line.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 16%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

         Depreciation and amortization. Depreciation and amortization was $0.2 million for both three month periods.

         In summary, our fertilizer operating loss increased $0.4 million, or 300%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Statement of Operations Items as a Percentage of Revenues

         In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the three months ended September 30, 2002 and September 30, 2001. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------

         Revenues ..............................................              100%             100%
         Cost of products sold .................................               73%              71%
         Operating expenses ....................................               14%              14%
         Selling, general and administrative expenses ..........                5%               6%
         Depreciation and amortization .........................                3%               3%

     Equity in Earnings of Unconsolidated Entities

         Prior to November 6, 2002, equity in earnings of unconsolidated entities primarily relates to our 49.5% non-controlling limited partner interest in CF Martin Sulphur but also included a 50% interest in a sulfur fungicide joint venture. Subsequent to November 6, 2002, this line item will include the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC.

         Equity in earnings of unconsolidated entities for the three months ended September 30, 2002 increased by $0.5 million, or 191%, over the same period in 2001. CF Martin Sulphur's average margin of products sold for the third quarter of 2002 increased approximately 80% when compared to its average margin for the same period in 2001. Additionally, CF Martin Sulphur sold 10% more tons of sulfur during the third quarter of 2002 as compared to the same period in 2001. For both three month periods, we received no cash distributions from CF Martin Sulphur.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods.

     Interest Expense

         Our interest expense for all operations was $0.9 million for the three months ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001, a decrease of $0.3 million, or 21%. This decrease was primarily due to lower interest rates on our variable rate debt in the third quarter of 2002 compared to the third quarter of 2001.

     Income Tax Expense

         Our effective income tax rates for the three months ended September 30, 2002 and September 30, 2001 were 39% and 37% respectively. Our effective income tax rates differed from the federal tax rate of 34% primarily as a result of state income taxes and the non-deductibility of certain goodwill amortization for book purposes.

         Prior to November 6, 2002, our financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we should not be subject to income taxes due to our partnership structure.

     Indirect Selling, General, and Administrative Expenses

         Indirect selling, general, and administrative expenses were $0.2 million for both three month periods.

         MRMC allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by MRMC personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between MRMC and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Subsequent to November 1, 2002, under an omnibus agreement between us and MRMC, the amount we are required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Our total revenues were $101.3 million for the nine months ended September 30, 2002 compared to $129.9 million for the nine months ended September 30, 2001, a decrease of $28.5 million, or 22%. Our cost of products sold was $72.7 million for the nine months ended September 30, 2002 compared to $95.7 million for the nine months ended September 30, 2001, a decrease of $23.0 million, or 24%. Our total operating expenses were $14.7 million for the nine months ended September 30, 2002 compared to $15.9 million for the nine months ended September 30, 2001, a decrease of $1.2 million, or 7%.

         Our total selling, general and administrative expenses were $5.0 million for the nine months ended September 30, 2002 compared to $5.8 million for the nine months ended September 30, 2001, a decrease of $0.8 million, or 14%. Total depreciation and amortization was $3.4 million for nine months ended September 30, 2002 compared to $3.1 million for the nine months ended September 30, 2001, an increase of $0.3 million, or 10%. Our operating income was $5.6 million for the nine months ended September 30, 2002 compared to $9.5 million for the nine months ended September 30, 2001, a decrease of $3.9 million, or 41%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                             (IN THOUSANDS)
         Revenues ..............................................     $     17,827     $     22,443
         Operating expenses ....................................           12,790           13,864
                                                                     ------------     ------------
              Operating margin .................................            5,037            8,579
         Selling, general and administrative expenses ..........              401              408
         Depreciation and amortization .........................            2,120            1,872
                                                                     ------------     ------------
              Operating income .................................     $      2,516     $      6,299
                                                                     ============     ============

         Revenues. Our marine transportation revenues decreased $4.6 million, or 21%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was primarily due to lower rates we charged for our services, lower demand for our services and the temporary non-use of two of our offshore barge units. The decrease in demand for our services, as well as the decrease in our rates, was due primarily to an industry-wide decrease in the transportation of fuel oil. In the first nine months of 2001, higher natural gas prices created additional demand for fuel oil as a substitute for natural gas. When natural gas prices declined by the end of the second quarter of 2001, the demand for and price of fuel oil returned to normal levels. Additionally, we placed one of our offshore barge units in a shipyard for 56 days during the first quarter of 2002. This unit historically carried fuel oil and was placed in the shipyard in order to modify it to carry molten sulfur. We placed another of our offshore barge units in a shipyard for 30 days for repairs and maintenance. The unavailability of these two barge units resulted in a decrease in revenues during the first nine months of 2002. These vessels are both currently in operation and under term contracts.

         Operating expenses. Operating expenses decreased $1.1 million, or 8%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was due primarily to lower expenses incurred while two of our barge units were in a shipyard for the conversion and maintenance discussed above.

         Selling, general, and administrative expenses. Selling, general and administrative expenses was $0.4 million for both nine month periods.

         Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 13%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase was due primarily to depreciation of maintenance capital expenditures made during 2001.

         In summary, our marine transportation operating income decreased $3.8 million, or 60%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                            (IN THOUSANDS)
         Revenues ..............................................     $      3,741     $      3,309
         Operating expenses ....................................              928              894
                                                                     ------------     ------------
              Operating margin .................................            2,813            2,415
         Selling, general and administrative expenses ..........              940            1,054
         Depreciation and amortization .........................              256              244
                                                                     ------------     ------------
              Operating income .................................     $      1,617     $      1,117
                                                                     ============     ============

         Revenues. Our terminalling revenues increased $0.4 million, or 13%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. We received approximately $0.5 million of increased revenue from two newly constructed asphalt tanks we put into service in May 2002. This increase in revenue was partially offset by one of our tanks at our Tampa terminal being out of service for repairs for 207 days during the first nine months of 2002 which resulted in a decrease of $0.2 million. This tank was placed back in service in the third quarter of 2002.

         Operating expenses. Our operating expenses were $0.9 million for both nine month periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 11%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both nine month periods.

         In summary, our terminalling operating income increased $0.5 million, or 45%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     LPG Distribution Business

         The following table summarized our results of operations in our LPG distribution segment.

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                             (IN THOUSANDS)
         Revenues ..............................................     $     59,217     $     79,950
         Cost of products sold .................................           55,605           75,334
         Operating expenses ....................................            1,003            1,123
                                                                     ------------     ------------
              Operating margin .................................            2,609            3,493
         Selling, general and administrative expenses ..........            1,091            1,429
         Depreciation and amortization .........................              269              224
                                                                     ------------     ------------
              Operating income .................................     $      1,249     $      1,840
                                                                     ============     ============

         Revenues. Our LPG distribution revenues decreased $20.7 million, or 26%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was primarily due to decreases in LPG sales prices. Our average LPG sales price, on a per gallon basis, during the first nine months of 2002 was 27% lower than our average price during the first nine months of 2001. This decrease in price primarily resulted from an industry-wide decrease in the demand for LPGs during the winter of 2001/2002 compared to the winter of 2000/2001 because of colder than normal temperatures during the first quarter of 2001. Our LPG sales volume increased 2% during the first nine months of 2002 when compared to the same nine month period in 2001.

         Cost of product sold. Our cost of products sold decreased $19.7 million, or 26%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease approximated our decrease in sales and was a result of a 27% decrease in the average price per gallon for product for the first nine months of 2002 as compared to the first nine months of 2001.

         Operating expenses. Operating expenses decreased $0.1 million, or 11%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million, or 24%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was primarily due to a lower amount of incentive compensation in the first quarter of 2002 as compared to the first quarter of 2001. We paid a bonus in the first quarter of 2001 because of extraordinary operating results occurring in such quarter. This was a one-time bonus payment and was not part of an annual or other incentive compensation program.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both nine month periods.

         In summary, our LPG distribution operating income decreased $0.6 million, or 32%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                             (IN THOUSANDS)
         Revenues ..............................................     $     20,557     $     24,161
         Cost of products sold and Operating expenses ..........           17,066           20,335
                                                                     ------------     ------------
              Operating margin .................................            3,491            3,826
         Selling, general and administrative expenses ..........            1,973            2,324
         Depreciation and amortization .........................              711              722
                                                                     ------------     ------------
              Operating income .................................     $        807     $        780
                                                                     ============     ============

         Revenues. Our fertilizer business revenues decreased $3.6 million, or 15%, for the first nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Our sales volume declined 17% for the nine months ended September 30, 2002 compared to nine months ended September 30, 2001. This volume reduction was primarily the result of our elimination of certain low margin customers in our wholesale lawn and garden division. Additionally, we had a decrease in sales of our premium, higher priced products as our average selling price per ton fell 13% for the nine months ended September 30, 2002 compared to the same nine month periods in 2001.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $3.3 million, or 16%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. As mentioned, our sales volume decreased 17% and we also sold a higher proportion of lower-priced products in the first nine months of 2002 as compared to the first nine months of 2001. Consequently, we purchased less higher-priced raw materials for our premium products in 2002. Therefore, our average raw material cost, on a per ton basis, was lower during the first nine months of 2002 when compared to the first nine months of 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.4 million, or 15%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         Depreciation and amortization. Depreciation and amortization was $0.7 million for both nine month periods.

         In summary, our fertilizer operating income was approximately $0.8 million for both nine month periods.

     Statement of Operations Items as a Percentage of Revenues

         In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the nine months ended September 30, 2002 and September 30, 2001. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
         Revenues ..............................................              100%             100%
         Cost of products sold .................................               72%              74%
         Operating expenses ....................................               15%              12%
         Selling, general and administrative expenses ..........                5%               4%
         Depreciation and amortization .........................                3%               2%

     Equity in Earnings of Unconsolidated Entities

         Prior to November 6, 2002, equity in earnings of unconsolidated entities primarily relates to our 49.5% non-controlling limited partner interest in CF Martin Sulphur but also included a 50% interest in a sulfur fungicide joint venture. Subsequent to November 6, 2002, this line item will include the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC.

         Equity in earnings of unconsolidated entities for the nine months ended September 30, 2002 increased $1.3 million, or 137%, compared to the nine months ended September 30, 2001, due to the improved operating results of CF Martin Sulphur. CF Martin Sulphur's average margin of products sold during the first nine months of 2002 increased approximately 48% when compared to its average margin during the first nine months of 2001. Additionally, CF Martin Sulphur sold 17% more tons of sulfur during the first nine months of 2002 when compared to the first nine months 2001. This increase was primarily due to the new tug/barge tanker unit we chartered to CF Martin Sulphur which was put into service in February 2002. However, for the nine months ended September 30, 2002, we received no cash distribution from CF Martin Sulphur. For the same period in 2001, we received a cash distributions of $0.4 million from CF Martin Sulphur.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.4 million for both nine month periods.

     Interest Expense

         Our interest expense for all operations was $3.0 million for the nine months ended September 30, 2002 compared to $4.1 million for the nine months ended September 30, 2001, a decrease of $1.1 million, or 27%. This decrease was primarily due to lower interest rates on our variable rate debt in 2002 compared to 2001.

     Income Tax Expense

         Our effective income tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 37% and 35%, respectively. Our effective income tax rates differed from the federal tax rate of 34% primarily as a result of state income taxes and the non-deductibility of certain goodwill amortization for book purposes.

         Prior to November 6, 2002, our financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we should not be subject to income taxes due to our partnership structure.

     Indirect Selling, General, and Administrative Expenses

         Indirect selling, general, and administrative expense was $0.5 million for both nine month periods.

         MRMC allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by MRMC personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between MRMC and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Subsequent to November 1, 2002, under an omnibus agreement between us and MRMC, the amount we are required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS AND CAPITAL EXPENDITURES

         For the nine months ended September 30, 2002, cash increased $0.1 million as a result of $4.6 million provided by operating activities, $1.9 million used in investing activities and $2.6 million used in financing activities. For the nine months ended September 30, 2001, cash decreased $0.1 million as a result of $7.2 million provided by operating activities, $2.5 million used in investing activities and $4.8 million used in financing activities.

         For the periods presented, our investing activities consisted primarily of capital expenditures. Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:

         o maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

         o expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing marine transportation, terminalling, storage and manufacturing facilities, and to construct new plants, storage facilities, terminalling facilities and new marine transportation assets.

         For the nine months ended September 30, 2002 and 2001, our capital expenditures for property and equipment were $2.2 million and $2.0 million, respectively.

         As to each period:

         o For the nine months ended September 30, 2002, we spent $1.9 million for expansion and $0.3 million for maintenance.

         o For the nine months ended September 30, 2001, we spent $0.9 million for expansion and $1.1 million for maintenance.

         For all periods presented, financing activities consisted of payments of long term debt to financial lenders and payments to affiliates pursuant to intercompany loans. For the nine months ended September 30, 2002, our net payments were $2.6 million and for the nine months ended September 30, 2001, our net payments were $4.8 million.

     CAPITAL RESOURCES

         Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations, borrowings under our revolving line of credit and cash distributions received from CF Martin Sulphur.

         In connection with our initial public offering, on November 6, 2002 we assumed certain debt of MRMC with an aggregate outstanding balance of approximately $67.2 million. We used the proceeds of the offering and borrowings under our $60.0 million combined term and revolving credit facility to repay all of this assumed debt. We also used a portion of these proceeds to complete the purchase of two asphalt barges under an assumed lease-buy back arrangement with a third party for $2.9 million, which we accounted for as a growth capital expenditure. After the closing of the offering, we had approximately $37.2 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our new term loan and approximately $12.2 million under our $35.0 million revolving line of credit.

         We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, as well as cash distributed to us from CF Martin Sulphur, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, fund planned capital expenditures and satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read "Risks Relating to Our Business" for a discussion of such risks.

         Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of November 6, 2002, is as follows (amounts in thousands):

                                                              PAYMENT DUE BY PERIOD
                                   ----------------------------------------------------------------------------
                                       Total          Next 12         Months          Months
                                    Obligation        Months           13-36           37-60        Thereafter
                                   ------------    ------------    ------------    ------------    ------------

         Long-term debt .......    $     37,200    $         --    $     37,200    $         --    $         --
         Operating leases .....             284             250              31               3              --
                                   ------------    ------------    ------------    ------------    ------------
                                   $     37,484    $        250    $     37,231    $          3    $         --
                                   ============    ============    ============    ============    ------------

         We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

     DESCRIPTION OF OUR CREDIT FACILITY

         In connection with the closing of our initial public offering on November 6, 2002, we entered into a new syndicated $35.0 million revolving line of credit and $25.0 million term loan led by Royal Bank of Canada, as administrative agent, lead arranger and book runner. The $35.0 million revolving credit facility comprised of (i) a $25.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $10.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. In addition to the $25.0 million term loan, we also borrowed $12.2 million under our revolving line of credit at the closing of our initial public offering.

         Our obligations under the credit facility are secured by substantially all of its assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

         Indebtedness under the credit facility will bear interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. We expect that the applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. We will incur a commitment fee on the unused portions of the revolving line of credit facility.

         In addition, the credit facility contains various covenants, which, among other things, will limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments;
(x) engage in transactions with affiliates; or (xi) engage in other types of business.

         The credit facility also contains covenants, which, among other things, requires us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $35.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition subfacility of not less than 2.0 to 1.0.

         The amount we are able to borrow under the working capital borrowing base is based on a formula. Under this formula, the Partnership's borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base will be reduced by $375,000 per quarter during the entire three year term of our revolving credit facility. This quarterly reduction may decrease the amount we may borrow under the working capital subfacility and could result in quarterly mandatory prepayments to the extent that borrowings under this subfacility exceed the revised borrowing base.

         Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the credit facility will require interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 6, 2005. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

SEASONALITY

         A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our marine transportation and terminalling businesses, and the molten sulfur business of CF Martin Sulphur, are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from these lines of business and our non-controlling interest in CF Martin Sulphur. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to a fair-value based impairment test in the year of adoption and on an annual basis. Similarly, goodwill associated with equity-method investments will no longer be amortized. With regard to intangible assets, SFAS No. 142 states that an acquired intangible asset should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged, without regard to the acquirer's intent. Net goodwill of $2.9 million as of December 31, 2001 will no longer be amortized subsequent to the adoption of SFAS No. 142, effective January 1, 2002, but will be subject to fair-value based impairment test initially and one on an annual basis. We completed the initial test in the second quarter of 2002 and the annual test in the third quarter of 2002 with no indication of impairment.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We are evaluating the future financial effects of adopting SFAS No. 143 and expect to adopt the standard effective January 1, 2003.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on our financial condition or results of operations.

RISKS RELATED TO OUR BUSINESS

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this quarterly report, including our combined condensed financial statements and the related notes. Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

         WE MAY NOT HAVE SUFFICIENT CASH AFTER THE ESTABLISHMENT OF CASH RESERVES AND PAYMENT OF OUR GENERAL PARTNER'S EXPENSES TO ENABLE US TO PAY THE MINIMUM QUARTERLY DISTRIBUTION EACH QUARTER. Our available cash from operating surplus would have been insufficient in 2001 to pay the minimum quarterly distribution on all our units. We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

         o        the costs of acquisitions, if any;

         o        the prices of hydrocarbon products and by-products;

         o        fluctuations in our working capital;

         o        the level of capital expenditures we make;

         o restrictions contained in our debt instruments and our debt service requirements;

         o our ability to make working capital borrowings under our revolving credit facility; and

         o the amount, if any, of cash reserves established by our general partner in its discretion.

         You should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash that is distributed to our unitholders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

         ADVERSE WEATHER CONDITIONS COULD REDUCE OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is often severe and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, pushboats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events.

         National weather conditions have a substantial impact on the demand for our products. Unusually warm weather during the winter months can cause a significant decrease in the demand for LPG products, fuel oil and gasoline. Likewise, extreme weather conditions (either wet or dry) can decrease the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.

         WE EXPECT TO RECEIVE A MATERIAL PORTION OF OUR NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION FROM OUR NON-CONTROLLING 49.5% LIMITED PARTNER INTEREST IN CF MARTIN SULPHUR. We expect to receive a material portion of our net income and cash available for distribution from our non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest. We have virtually no rights or control over the operations or management of cash generated by this entity. CF Martin Sulphur is managed by its general partner, which is owned equally by CF Industries and MRMC. Deadlocks between CF Industries and MRMC over issues relating to the operation of CF Martin Sulphur could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

         Additionally, the partnership agreement for CF Martin Sulphur requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we will be substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of this entity does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and MRMC or for any other reason, our cash flow and quarterly distributions would be reduced significantly.

         WE MAY HAVE TO SELL OUR INTEREST OR BUY THE OTHER PARTNERSHIP INTERESTS IN CF MARTIN SULPHUR AT A TIME WHEN IT MAY NOT BE IN OUR BEST INTEREST TO DO SO. The CF Martin Sulphur partnership agreement contains a buy-sell mechanism that could be implemented by a partner under certain circumstances. As a result of this buy-sell mechanism, we could be forced to either sell our limited partner interest or buy the limited and general partner interests of CF Industries in CF Martin Sulphur at a time when it would not be in our best interest. In addition, we may not have sufficient cash or available borrowing capacity under our revolving credit facility to allow us to elect to purchase the limited and general partner interest of CF Industries, in which case we may be forced to sell our limited partner interest as a result of this buy-sell mechanism when we would otherwise prefer to keep this interest. Further, if CF Industries implements this buy-sell mechanism and we decide to use cash from operations or obtain financing to purchase CF Industries' interest in this partnership, this transaction could adversely impact our ability to make distributions to our unitholders. Conversely, if we are required to sell our interest in this partnership and thereby lose our share of distributable income from its operations, our ability to make subsequent distributions to our unitholders could be adversely affected.

         IF CF MARTIN SULPHUR ISSUES ADDITIONAL INTERESTS, OUR OWNERSHIP INTEREST IN THIS PARTNERSHIP WOULD BE DILUTED. CONSEQUENTLY, OUR SHARE OF CF MARTIN SULPHUR'S DISTRIBUTABLE CASH WOULD BE REDUCED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. CF Martin Sulphur has the ability under its partnership agreement to issue additional general and limited partner interests. If CF Martin Sulphur issues additional interests, our ownership percentage in CF Martin Sulphur, and our share of CF Martin Sulphur's distributable cash, will decrease. This decrease in our ownership interest could reduce the amount of cash distributions we receive from CF Martin Sulphur and could adversely affect our ability to make distributions to our unitholders.

         IF WE INCUR MATERIAL LIABILITIES THAT ARE NOT FULLY COVERED BY INSURANCE, SUCH AS LIABILITIES RESULTING FROM ACCIDENTS ON RIVERS OR AT SEA, SPILLS, FIRES OR EXPLOSIONS, OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS COULD BE ADVERSELY AFFECTED. Our operations are subject to the operating hazards and risks incidental to marine transportation, terminalling and the distribution of hydrocarbon products and by-products and other industrial products. These hazards and risks include:

         o accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

         o        leakage of LPGs and other hydrocarbon by-products;

         o        fires and explosions;

         o damage to transportation, terminalling and storage facilities, and surrounding properties caused by natural disasters; and

         o        terrorist attacks or sabotage.

As a result, we may be a defendant in various legal proceedings and litigation. Although we maintain insurance, such insurance may not be adequate to protect us from all material expenses related to potential future claims for personal and property damage. If we incur material liabilities that are not covered by insurance, our operating results, cash flow and ability to make distributions to our unitholders could be adversely affected.

         Changes in the insurance markets attributable to the September 11, 2001 terrorist attacks may make some types of insurance more difficult or expensive for us to obtain. As a result of the September 11 attacks and the risk of future terrorist attacks, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.

         THE PRICE VOLATILITY OF HYDROCARBON PRODUCTS AND BY-PRODUCTS CAN REDUCE OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. We and our affiliates purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oil, LPGs, asphalt and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling of certain products for third parties. The price and market value of hydrocarbon products and by-products can be volatile. On occasion, our revenues have been adversely affected by this volatility during periods of decreasing prices that resulted in a reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

         RESTRICTIONS IN OUR DEBT AGREEMENTS MAY PREVENT US FROM MAKING DISTRIBUTIONS TO OUR UNITHOLDERS. We have approximately $37.2 million of indebtedness, composed of approximately $12.2 million of debt under our revolving line of credit and $25 million of term debt. Our payment of principal and interest on our debt will reduce the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

         IF WE DO NOT HAVE SUFFICIENT CAPITAL RESOURCES FOR ACQUISITIONS OR OPPORTUNITIES FOR EXPANSION, OUR GROWTH WILL BE LIMITED. We intend to explore acquisition opportunities in order to expand our operations and increase our profitability. We may finance acquisitions through public and private equity financing, or we may use our limited partnership interests for all or a portion of the consideration to be paid in acquisitions. Distributions of cash with respect to these equity securities or limited partner interests may reduce the amount of cash distributions that would otherwise be made on the common units. In addition, in the event our limited partnership interests do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our limited partnership interests as all or part of the consideration, we may be required to use our cash resources, if available, or rely on other financing arrangements to pursue acquisitions. If we use funds from operations, other cash resources or increased borrowings for an acquisition, the acquisition could adversely impact our ability to make our minimum quarterly distributions to our unitholders. Additionally, if we do not have sufficient capital resources, or are not able to obtain financing on terms acceptable to us, for acquisitions, our ability to implement our growth strategies may be adversely impacted.

         FUTURE ACQUISITIONS AND EXPANSIONS MAY NOT BE SUCCESSFUL, MAY SUBSTANTIALLY INCREASE OUR INDEBTEDNESS AND CONTINGENT LIABILITIES, AND MAY CREATE INTEGRATION DIFFICULTIES. As part of our business strategy, we intend to acquire businesses or assets we believe complement our operations. These acquisitions may require substantial capital and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. You will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources. Further, any acquisition could result in:

         o the discovery of material undisclosed liabilities of the acquired business or assets;

         o the unexpected loss of key employees or customers from the acquired businesses;

         o difficulties resulting from our integration of the operations, systems and management of the acquired business; and

         o an unexpected diversion of our management's attention from other operations.

If any of our future acquisitions are unsuccessful or result in unanticipated events, such acquisitions could adversely affect our results of operations, cash flow and ability to make distributions to our unitholders.

         SEGMENTS OF OUR BUSINESS ARE SEASONAL AND COULD CAUSE OUR REVENUES TO VARY. The demand for LPGs is highest in the winter. Therefore, revenues from our LPG distribution business is higher in the winter than in other seasons. Our fertilizer business experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these business lines may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

         THE HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. We operate in a highly competitive marketplace in each of our primary business segments. Most of our competitors in each segment are larger companies with greater financial and other resources than we possess. We may lose customers and future business opportunities to our competitors and any such losses could adversely affect our results of operations and ability to make distributions to our unitholders.

         OUR BUSINESS IS SUBJECT TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS RELATING TO ENVIRONMENTAL, SAFETY AND OTHER REGULATORY MATTERS. THE VIOLATION OF, OR THE COST OF COMPLIANCE WITH, THESE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. Our business is subject to a wide range of environmental, safety and other regulatory laws and regulations. For example, our operations are subject to permit requirements and increasingly stringent regulations under numerous environmental laws, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state and local laws. Our costs could increase due to more strict pollution control requirements or liabilities resulting from compliance with future required operating or other regulatory permits. New environmental regulations might adversely impact our results of operations and ability to pay distributions to our unitholders. Federal and state agencies also could impose additional safety requirements, any of which could adversely affect our results of operations and ability to make distributions to our unitholders.

         THE LOSS OR INSUFFICIENT ATTENTION OF KEY PERSONNEL COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. ADDITIONALLY, IF NEITHER RUBEN MARTIN NOR SCOTT MARTIN IS THE CHIEF EXECUTIVE OFFICER OF OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our success is largely dependent upon the continued services of members of the senior management team of MRMC. Those senior executive officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unitholders. Additionally, if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner, the lender under our credit facility could declare amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.

         We do not have employees. We rely solely on officers and employees of MRMC to operate and manage our business. MRMC conducts businesses and activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operation and ability to make distributions to our unitholders may be reduced.

         OUR LOSS OF SIGNIFICANT COMMERCIAL RELATIONSHIPS WITH MRMC COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. MRMC provides us with various services and products pursuant to various commercial contracts. The loss of any of these services provided by MRMC could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide marine transportation and terminalling services to MRMC to support its retained businesses under various commercial contracts. The loss of MRMC as a customer could have material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

         OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF OPERATIONS AT OUR TRANSPORTATION, TERMINALLING AND DISTRIBUTION FACILITIES WERE INTERRUPTED. OUR BUSINESS WOULD ALSO BE ADVERSELY AFFECTED IF THE OPERATIONS OF OUR CUSTOMERS AND SUPPLIERS WERE INTERRUPTED. Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

         o        catastrophic events;

         o        environmental remediations;

         o        labor difficulties; and

         o disruptions in the supply of our products to our facilities or means of transportation.

Additionally, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants and other infrastructure facilities. Any interruptions at our facilities, facilities owned or operated by our suppliers or customers, or in the oil and gas industry as a whole caused by such attacks or acts could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders.

         OUR MARINE TRANSPORTATION BUSINESS WOULD BE ADVERSELY AFFECTED IF WE DO NOT SATISFY THE REQUIREMENTS OF THE JONES ACT OR IF THE JONES ACT WERE MODIFIED OR ELIMINATED. The Jones Act is a federal law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned and owned by United States citizens. If we fail to comply with these requirements, our vessels lose their eligibility to engage in coastwise trade within United States domestic waters.

         The requirements that our vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flag vessels when compared with foreign flag vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flag vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders.

         OUR MARINE TRANSPORTATION BUSINESS WOULD BE ADVERSELY AFFECTED IF THE UNITED STATES GOVERNMENT PURCHASES OR REQUISITIONS ANY OF OUR VESSELS UNDER THE MERCHANT MARINE ACT. We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose.) If one of our pushboats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our pushboats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our pushboats, tugboats or tank barges. If any of our vessels are purchased or requisitioned for an extended period of time by the United States government, such transactions could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders.

         REGULATION AFFECTING THE DOMESTIC TANK VESSEL INDUSTRY MAY LIMIT OUR ABILITY TO DO BUSINESS, INCREASE OUR COSTS AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. The U.S. Oil Pollution Act of 1990, or OPA 90, provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters. Under OPA 90, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to come to U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All of our offshore tank barges are double-hull vessels and have no phase out date. We have six inland single-hull barges that will be phased out in the year 2015. The phase out of these single-hull vessels in accordance with OPA 90 may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.

         COST REIMBURSEMENTS WE PAY TO MRMC MAY BE SUBSTANTIAL AND WILL REDUCE OUR CASH AVAILABLE FOR DISTRIBUTION TO OUR UNITHOLDERS. Under our omnibus agreement with MRMC, MRMC provides us with corporate staff and support services on behalf of our general partner that are substantially identical in nature and quality to the services it conducted for our business prior to our formation. The omnibus agreement requires us to reimburse MRMC for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of MRMC's indirect general and administrative expenses from its corporate allocation pool. These payments may be substantial. Payments to MRMC will reduce the amount of available cash for distribution to our unitholders.

         MRMC HAS CONFLICTS OF INTEREST AND LIMITED FIDUCIARY RESPONSIBILITIES, WHICH MAY PERMIT IT TO FAVOR ITS OWN INTERESTS TO THE DETRIMENT OF OUR UNITHOLDERS. MRMC owns an approximate 58.3% limited partner interest in us and owns and controls our general partner, which owns our 2.0% general partner interest and incentive distribution rights. Conflicts of interest may arise between MRMC and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of MRMC over the interests of our unitholders. Potential conflicts of interest between us, MRMC and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

         o Officers of MRMC who provide services to us also devote significant time to the businesses of MRMC and are compensated by MRMC for that time.

         o We own a non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have virtually no rights or control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and MRMC. Because we have very limited control over the operations and management of CF Martin Sulphur, we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

         o Neither the partnership agreement nor any other agreement requires MRMC to pursue a business strategy that favors us or utilizes our assets or services. MRMC's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of MRMC without regard to the best interests of the common unitholders.

         o MRMC may compete with us, subject to the limitations set forth in the omnibus agreement.

         o Our general partner is allowed to take into account the interests of parties other than us, such as MRMC, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

         o Under the partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders will consent to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

         o Our general partner determines which costs incurred by MRMC are reimbursable by us.

         o The partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

         o Our general partner controls the enforcement of obligations owed to us by MRMC.

         o Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

         o In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

         o Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

         OUR GENERAL PARTNER'S DISCRETION IN DETERMINING THE LEVEL OF OUR CASH RESERVES MAY ADVERSELY AFFECT OUR ABILITY TO MAKE CASH DISTRIBUTIONS TO OUR UNITHOLDERS. Our partnership agreement requires our general partner to deduct from operating surplus cash reserves it determines in its reasonable discretion to be necessary to fund our future operating expenditures. In addition, our partnership agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to our unitholders.

         YOU MAY NOT HAVE LIMITED LIABILITY IF A COURT FINDS THAT WE HAVE NOT COMPLIED WITH APPLICABLE STATUTES OR THAT UNITHOLDER ACTION CONSTITUTES CONTROL OF OUR BUSINESS. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court determined that:

         o we had been conducting business in any state without compliance with the applicable limited partnership statute; or

         o the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement, or to take other action under the partnership agreement constituted participation in the "control" of our business.

         Our general partner generally has unlimited liability for our obligations, such as its debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

         THE CONTROL OF OUR GENERAL PARTNER MAY BE TRANSFERRED TO A THIRD PARTY, AND THAT PARTY COULD REPLACE OUR CURRENT MANAGEMENT TEAM, WITHOUT UNITHOLDER CONSENT. ADDITIONALLY, IF MRMC NO LONGER CONTROLS OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and to control the decisions taken by our general partner.

         If, at any time, MRMC no longer controls our general partner, the lender under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.

         MRMC MAY ENGAGE IN LIMITED COMPETITION WITH US. MRMC may engage in limited competition with us. If MRMC does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

         THE IRS COULD TREAT US AS A CORPORATION FOR TAX PURPOSES, WHICH WOULD SUBSTANTIALLY REDUCE THE CASH AVAILABLE FOR DISTRIBUTION TO UNITHOLDERS. If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to unitholders would be substantially reduced. Although it is not possible to predict the amount of corporate-level tax that would be due in a given year, it is likely that our ability to make minimum quarterly distributions would be impaired. Consequently, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders and therefore would likely result in a substantial reduction in the value of the common units.

         Current law may change so as to cause us to be taxable as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for LPGs. We also incur, to a lesser extent, risks related to interest rate fluctuations.

         Commodity Price Risk. Our LPG storage and distribution business is a "margin-based" business in which our gross profits depend on the excess of our sales prices over our supply costs. As a result, our profitability is sensitive to changes in the market price of LPGs. LPGs are a commodity and the price we pay for them can fluctuate significantly in response to supply and other market conditions over which we have no control. When there are sudden and sharp decreases in the market price of LPGs, we may not be able to maintain our margins. Consequently, sudden and sharp decreases in the wholesale cost of LPGs could reduce our gross profits. We attempt to minimize our exposure to market risk by maintaining a balanced inventory position by matching our physical inventories and purchase obligations with sales commitments. We do not acquire and hold inventory or derivative financial instruments for the purpose of speculating on price changes that might expose us to indeterminable losses.

         Interest Rate Risk. We will be exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which will have a floating interest rate. We had $37.2 million of indebtedness outstanding under this facility at the closing of our initial public offering. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in income before income taxes of approximately $0.4 million annually.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be disclosed in our periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 21, 2002 in connection with the formation of the Martin Midstream Partners L.P. (the "Partnership"), the Partnership issued to (i) Martin Midstream GP LLC a 2% general partner interest in the Partnership for $20, and (ii) Martin Resource LLC a 98% limited partner interest in the Partnership for $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933.

         On October 30, 2002 the Registration Statement on Form S-1 (Registration No. 333-91706), that the Partnership filed with the Securities and Exchange Commission relating to its initial public offering became effective. The underwriters of the offering were Raymond James & Associates, Inc., A. G. Edwards & Sons, Inc., and RBC Dain Rauscher Inc. The managing underwriter was Raymond James & Associates, Inc. On November 6, 2002, the Partnership completed an initial public offering of 2,900,000 common units representing limited partnership interests, representing a 39.7% limited partner interest in the Partnership, at a price of $19.00 per common unit. Total proceeds from the sale of the 2,900,000 common units were $55.1 million before the payment of offering costs and underwriting commissions. Concurrent with the closing of the initial public offering, the Partnership (i) assumed borrowings of $67.2 million, related accrued interest of $4.6 million and related prepayment penalties of $1.5 million from of MRMC, and its subsidiaries and (ii) entered into a $60.0 million credit facility with a syndicate of financial institutions led by Royal Bank of Canada. This credit facility is composed of a $25.0 million term loan and a $35.0 million revolving line of credit comprised of (i) a $25.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $10.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. On November 6, 2002, the Partnership borrowed $25.0 million under the term loan facility and $12.2 million under the revolving line of credit.

         A summary of the proceeds received from these two transactions and the use of the proceeds is as follows (in millions):

         PROCEEDS RECEIVED:
              Sale of common units .............................     $     55.1
              Borrowing under term loan ........................           25.0
              Borrowing under revolving line of credit .........           12.2
                                                                     ----------

                  Total proceeds received ......................     $     92.3
                                                                     ==========

         USE OF PROCEEDS:
              Underwriter's fees ...............................     $      3.9
              Professional fees and other costs ................            4.0
              Repayment of assumed debt and related costs ......           73.3
              Repayment of debt under promissory note ..........            8.2
              Buyout of operating lease for two barges .........            2.9
                                                                     ----------

                       Total use of proceeds ...................     $     92.3
                                                                     ==========

         On November 6, 2002, as consideration for the contribution of assets and liabilities by Martin Resource Management Corporation and its affiliates, the Partnership issued to Martin Resource Management Corporation and its affiliates 4,253,362 subordinated units representing limited partner interests as well as rights to receive incentive distributions in an offering exempt from registration under the Securities Act of 1933. In addition, the capital contribution of Martin Midstream GP LLC was increased so that the general partner interest in the Partnership held by Martin Midstream GP LLC remained at 2% of the interests of the Partnership.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         On November 19, 2002, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of November 6, 2002) announcing the completion of the sale of its common units to the public and filing execution copies of exhibits to its Registration Statement on Form S-1 (Registration No. 333-91706).

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Martin Midstream Partners L.P.
                                             (Registrant)

                                    By:      Martin Midstream GP LLC
                                             Its General Partner

Date: December 12, 2002             By:      /s/ ROBERT D. BONDURANT
                                             -----------------------------------
                                             Robert D. Bondurant
                                             Executive Vice President and Chief
                                             Financial Officer

                                  CERTIFICATION
                     PURSUANT TO AND IN CONNECTION WITH THE
                         QUARTERLY REPORTS ON FORM 10-Q
    TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Ruben S. Martin, III, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Martin Midstream Partners L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 12, 2002

/s/ RUBEN S. MARTIN, III
--------------------------------------------------------------
Ruben S. Martin, III, President and Chief Executive Officer of
Martin Midstream GP LLC, the General Partner of
Martin Midstream Partners L.P.

                                  CERTIFICATION
                     PURSUANT TO AND IN CONNECTION WITH THE
                         QUARTERLY REPORTS ON FORM 10-Q
    TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Robert D. Bondurant, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Martin Midstream Partners L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 12, 2002


/s/ ROBERT D. BONDURANT
----------------------------------------------------------------------------
Robert D. Bondurant, Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC, the General Partner of
Martin Midstream Partners L.P.