Form 10-K
period 2002-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2003-03-26
CIK 1176334

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                             -----------------------


   MARK ONE
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission file number 000-50056

                         MARTIN MIDSTREAM PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

               Delaware                                05-0527861
-----------------------------------       -------------------------------------
    State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization


                                 4200 STONE ROAD
                              KILGORE, TEXAS 75662
                    (Address of principal executive offices)
                                   (Zip Code)

                                  903-983-6200
              (Registrant's telephone number, including area code)

                             -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                           Name of exchange on
          Title of each class                                which registered
  ----------------------------------------           --------------------------
   Common Units representing limited
         partnership interests                                 NASDAQ

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                                        Yes   X     No
                                            ------    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                        Yes         No  X
                                            ------    -----

         As of December 31, 2002, 2,900,000 Common Units were outstanding. The aggregate market value of the Common Units held by non-affiliates of Martin Midstream Partners L.P. as of such date, approximated $51,047,314.

DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                         MARTIN MIDSTREAM PARTNERS L.P.

                                    FORM 10-K


PART I
    Item 1.   Business..................................................................    1
    Item 2.   Properties................................................................   23
    Item 3.   Legal Proceedings.........................................................   23
    Item 4.   Submission of Matters to a Vote of Security Holders.......................   23

PART II
    Item 5.   Market for Our Common Equity and Related Unitholder Matters...............   24
    Item 6.   Selected Consolidated and Combined Financial Data.........................   25
    Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...............................................   27
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................   53
    Item 8.   Financial Statements and Supplementary Data...............................   54
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure ................................................   75

PART III
    Item 10.  Directors and Executive Officers of the Registrant.........................  76
    Item 11.  Executive Compensation.....................................................  80
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters.......................................  84
    Item 13.  Certain Relationships and Related Transactions.............................  86
    Item 14.  Controls and Procedures....................................................  92

PART IV
    Item 15.  Exhibits, Financial Statements, Financial Statement Schedule, and
                   Reports on Form 8-K ..................................................  92

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Martin Midstream Partners L.P. provides marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products.

         We operate primarily in the Gulf Coast region of the United States. This region is a major hub for petroleum refining and natural gas processing. We provide our marine transportation and midstream logistical services and distribute liquefied petroleum gases ("LPGs") primarily to customers who are located in this region or in close proximity to ports located along the Gulf of Mexico Intracoastal Waterway and the Mississippi River inland waterway system. The fertilizer and related products we manufacture are sold throughout the United States. We believe our primary business lines, and our relationship with Martin Resource Management Corporation ("Martin Resource Management" or "MRMC"), allow us to provide our customers a unique offering of integrated services and products. Our business lines are described below.

         We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management retains control over our operations through its ownership of our general partner, as well as a significant ownership interest in us through its ownership of approximately 58.3% of our limited partner interests in the form of subordinated units.

         Martin Resource Management has operated our business for several years. Martin Resource Management began operating our LPG distribution business in the 1950s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions. For example, in 1997 and 1998, it acquired a total of 18 tank barges and 11 pushboats for our marine transportation business in two acquisitions. Additionally, in 1998 it acquired our fertilizer plants in Odessa and Plainview, Texas as well as our plants in Salt Lake City, Utah and Maricopa, Arizona. In 1999 and 2000, it built three tanks and upgraded a fourth tank at our terminalling facilities. Finally, it built our fertilizer plant in Seneca, Illinois in 1999 and 2000.

PRIMARY LINES OF BUSINESS

         We organize our operations into four general lines of business that can be summarized as follows:

    o Marine Transportation Business. We own a marine fleet of 23 inland tank barges, 12 inland pushboats and two offshore tug/barge tanker units that transport hydrocarbon products and by-products. We provide these transportation services on a fee basis primarily under annual contracts.

    o Terminalling Business. We operate three terminal facilities that provide storage and handling services for hydrocarbon products and by-products, specialty chemicals and other liquids. The nine product tanks we own at these facilities have an aggregate storage capacity of approximately 879,000 barrels. We generally charge a fixed fee for our terminalling services and we have several long-term terminalling contracts with customers.

    o LPG Distribution Business. We purchase LPGs primarily from oil refiners and natural gas processors. We store LPGs in our supply and storage facilities for resale to propane retailers and industrial LPG users in

         Texas and the southeastern United States. We own three LPG supply and storage facilities with an aggregate storage capacity of approximately 132,000 gallons and we lease approximately 128 million gallons of underground storage capacity. We generally try to coordinate our sales and purchases of LPGs based on the same daily price index for LPGs in order to decrease the impact of LPG price fluctuations on our profitability.

    o Fertilizer Business. We manufacture and sell fertilizer products, which are primarily sulfur-based, and other sulfur related products to regional wholesale distributors and industrial users.

         We receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. ("CF Martin Sulphur"), a limited partnership formed by Martin Resource Management and CF Industries, Inc. ("CF Industries") in November 2000. CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur supplied by oil refiners and natural gas processors. Martin Resource Management and CF Industries control CF Martin Sulphur through equal ownership of CF Martin Sulphur's general partner. Martin Resource Management manages the day-to-day operations of CF Martin Sulphur under a long-term services agreement. We account for our limited partner interest using the equity method of accounting, which requires us to report only the equity earnings from this interest.

BUSINESS STRATEGY

         The key components of our business strategy are to:

    o Expand Services Provided to Existing Customers. We generally begin a relationship with a customer by transporting or marketing a limited range of products or providing a limited range of other services or products. We believe expanding our service and product offerings to existing customers is the most efficient and cost effective method of utilizing our asset base and customer relationships to achieve internal growth in revenues and cash flow. We believe significant opportunities exist to provide additional services and products to existing customers.

    o Pursue Strategic Acquisitions. We survey the marketplace to identify and pursue acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow.

    o Attract New Customers in Existing Geographic Markets. Our marine transportation operations are primarily focused in the Gulf Coast region and along the southern portion of the nation's inland waterway system. We seek to identify and pursue opportunities to expand our customer base for our marine transportation business in our existing geographic markets. We sell our fertilizer products throughout the United States and we sell our industrial sulfur products primarily in the eastern United States. We seek to expand our customer base for these products in these geographic markets.

    o Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost to penetrate such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

    o Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream logistics management service providers to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such relationship would result in us providing or receiving a more comprehensive package of services and/or products to or from the customer or supplier. We intend to pursue strategic alliances with significant customers in the future.

COMPETITIVE STRENGTHS

         We believe we are well positioned to execute our business strategy because of the following competitive strengths:

    o Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distribution and midstream logistical services for hydrocarbon products and by-products.

    o Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain hydrocarbon products and by-products with unique requirements for transportation and storage, such as molten sulfur, asphalt and sulfuric acid. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form.

    o Experienced Management Team and Operational Expertise. Members of our management team have, on average, more than 22 years of experience in the industries in which we operate. Further, members of our management team have been employed by Martin Resource Management, on average, for 19 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team's experience and familiarity of our industry and businesses are important assets that assist us in implementing our business strategies and pursuing our growth strategies.

    o Strong Industry Reputation and Established Relationships With Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management's reputation and track record, and from these long-term relationships.

    o Financial Flexibility. We believe the borrowings available under our revolving credit facility and our ability to issue additional partnership units provides us with the financial flexibility to enable us to pursue expansion and acquisition opportunities. As of December 31, 2002, we have $10 million available for expansion and acquisition activities under this revolving credit facility.

MARINE TRANSPORTATION BUSINESS

     INDUSTRY OVERVIEW

         The United States inland waterway system is a vast and heavily used transportation system. This inland waterway system is composed of a network of interconnected rivers and canals that serve as water highways and is used to transport vast quantities of products annually. This waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce.

         The Gulf Coast region is a major hub for petroleum refining. Approximately two-thirds of United States refining capacity expansion in the 1990s occurred in this region. The hydrocarbon refining process generates products and by-products that require transportation in large quantities from the refinery or processor. Convenient access to and use of this waterway system by the petroleum and petrochemical industry is a major reason for the current location of United States refineries and petrochemical facilities. Recent growth in refining and natural gas processing capacity has increased the volume of hydrocarbon products and by-products transported within the Gulf Coast region, which consequently has increased the need for transportation, storage and distribution facilities.

     OUR MARINE FLEET

         We own a fleet of inland and offshore tows that provide marine transportation of hydrocarbon products and by-products produced in oil refining and natural gas processing. Our marine transportation system operates on the United States inland waterway system, primarily between domestic ports along the Gulf of Mexico Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. The marine transportation industry uses pushboats and tugboats as power sources and tank barges for freight capacity. The combination of the power source and tank barge freight capacity is called a tow. Our inland tows generally consist of one pushboat and one to three tank barges, depending upon the horsepower of the pushboat, the river or canal capacity and conditions, and customer requirements. Our offshore tows consist of one tugboat, with much greater horsepower than an inland pushboat, and one large tank barge.

         We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. Our inland barge fleet has an average age of approximately 16 years, as compared to the industry average in 2002 of approximately 22 years. The following is a brief description of the marine vessels we use in our marine transportation business:

                            NUMBER IN
    CLASS OF EQUIPMENT        CLASS             CAPACITY/HORSEPOWER               DESCRIPTION OF PRODUCTS CARRIED
    ------------------      ---------           -------------------               -------------------------------
Inland tank barges.....          3      20,000 bbl and under                  Asphalt, fuel oil and gasoline(1)
Inland tank barges.....         20      20,000 - 30,000 bbl                   Asphalt, fuel oil and gasoline(1)
Inland pushboats.......         12      800 - 1,800 horsepower                N/A
Offshore tank barges...          2      40,000 bbl and 12,500 long-tons       Sulfur and asphalt
Offshore tugboats......          2      3,200 - 7,200 horsepower              N/A

----------

       (1) One of our three inland tank barges with capacity of 20,000 bbl and under, and seven of our 20 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.

         Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies, CF Martin Sulphur and Martin Resource Management. We conduct our marine transportation services under spot contracts and under term contracts that typically range from one to 12 months in length.

         In order to maintain a balance of pricing flexibility and stable cash flow, we strive to maintain an appropriate mix of spot versus term contracts, based on current market conditions. We are currently a party to a three-year charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis subject to the availability of such vessels at the time of Martin Resource Management's request. This contract, the term of which began on November 1, 2002, covers our four vessels that are not currently subject to term agreements. The fees we charge Martin Resource Management are based on the then applicable market rates we charge third parties on a spot-contract basis. Additionally, Martin Resource Management has agreed for the three-year term to use these four vessels in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. In the event we do not receive at least $5.6 million annually for the use of these vessels, Martin Resource Management will pay us any deficiency within 30 days after the end of the applicable 12-month period. We expect this agreement will allow us to maintain historic cash flow levels from our marine vessels not currently chartered under term contracts.

         We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This rate was determined on an arm's-length basis and was based on rates we charged third parties at the time. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. We do not have the right to terminate this agreement. However, we believe CF Martin Sulphur will not terminate this charter in the near future because CF Martin Sulphur has multi-year delivery commitments requiring it to use this offshore tug/barge tanker unit or risk not being able to meet its delivery commitments.

     COMPETITION

         We compete primarily with other marine transportation companies. The marine barging industry has experienced significant consolidation in the past few years. The total number of tank barges and pushboats that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993 and has remained relatively constant at 2,900 since 1993. We believe the earlier decrease primarily resulted from:

         o the increasing age of the domestic tank barge fleet, resulting in retirements;

         o a reduction in tax incentives, which previously encouraged speculative construction of new equipment;

         o stringent operating standards to adequately address safety and environmental risks;

         o the elimination of government programs supporting small refineries;

         o an increase in environmental regulations mandating expensive equipment modification; and

         o        more restrictive and expensive insurance.

         There are several barriers to entry into the marine transportation industry that discourage the emergence of new competitors. Examples of these barriers to entry include:

         o        significant start-up capital requirements;

         o the costs and operational difficulties of complying with stringent safety and environmental regulations;

         o        the cost and difficulty in obtaining insurance; and

         o the number and expertise of personnel required to support marine fleet operations.

We believe the reduction of the number of tank barges, the consolidation among barging companies and the significant barriers to entry in the industry have resulted in a more stabilized and favorable pricing environment for our marine transportation services.

         We believe we compete favorably with many of our competitors. Historically, competition within the marine transportation business was based primarily on price. However, we believe customers are placing an increased emphasis on safety, environmental compliance, quality and the availability of a single source of supply of a diversified package of services. In particular, we believe customers are increasingly seeking transportation vendors that can offer marine, land, rail and terminal distribution services, as well as provide operational flexibility, safety, environmental and financial responsibility, adequate insurance and quality consistent with the customer's own operations and policies. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling, distribution and midstream logistical services for hydrocarbon products and by-products.

         In addition to competitors who provide marine transportation services, we also compete with providers of other modes of transportation, such as rail tank cars, tractor-trailer tank trucks and, to a limited extent, pipelines. We believe we offer a competitive advantage over rail tank cars and tractor-trailer tank trucks because marine transportation is a more efficient, and generally less expensive, mode of transporting hydrocarbon products and by-products. For example, a typical two inland barge unit carries a volume of product equal to approximately 80 rail cars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport most of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.

     SEASONALITY

         The demand for our marine transportation business is subject to some seasonality factors. Our asphalt shipments are generally higher during April through November when weather allows for efficient road construction. However, demand for marine transportation of sulfur, fuel oil and gasoline is directly related to production of these products in the oil refining and natural gas processing business which is fairly stable.

TERMINALLING BUSINESS

     INDUSTRY OVERVIEW

         The United States petroleum distribution system moves petroleum products and by-products from oil refinery and natural gas processing facilities to end users. This distribution system is comprised of a network of terminals, storage facilities, pipelines, tankers, barges, rail cars and trucks. Terminals play a key role in moving these products throughout the distribution system by providing storage, blending and other ancillary services.

         In the 1990's, the petroleum industry entered a period of consolidation. Refiners and marketers developed large-scale, cost-efficient operations resulting in several refinery acquisitions, combinations, alliances and joint ventures. This consolidation resulted in major oil companies integrating the various components of their businesses, including terminalling. However, major integrated oil companies later concentrated their focus and resources on their core competencies of exploration, production, refining and retail marketing and examined ways to lower their distribution costs. Additionally, the Federal Trade Commission required some divestitures of terminal assets in markets in which merged companies, alliances and joint ventures were regarded as having excessive market power. As a result of these factors, oil and gas companies began to increasingly rely on third parties such as us to perform many terminalling services.

         Additionally, although many large energy and chemical companies own terminalling facilities, these companies also use third party terminalling services. Major energy and chemical companies typically have a strong demand for terminals owned by independent operators when such terminals are strategically located at or near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of lack of capacity, the nature of the stored material or specialized handling requirements.

         The Gulf Coast region is a major hub for petroleum refining. Approximately two-thirds of United States refining capacity expansion in the 1990s occurred in this region. Growth in the refining and natural gas processing industries has increased the volume of hydrocarbon products and by-products that are transported within the Gulf Coast region, which consequently has increased the need for terminalling services.

         DESCRIPTION OF TERMINAL FACILITIES

         We operate a marine terminal in Tampa, Florida and a marine terminal in Beaumont, Texas. We also own an inland rail unloading terminal in Mont Belvieu, Texas. Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. Further, the location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of hydrocarbon products and by-products. We developed our terminalling assets by acquiring existing terminalling facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our hydrocarbon product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities and customize them as part of our growth strategy.

         Our terminal facilities provide storage and handling services for asphalt, sulfur, sulfuric acid, fuel oil, and other hydrocarbon products and by-products. Our terminalling customers are primarily large oil refining and natural gas processing companies. We charge a fixed monthly fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

         The following is a brief summary of our terminals:

     TERMINAL              LOCATION          TANKS(3)      CAPACITY           PRODUCTS              DESCRIPTION
     --------              --------          --------      --------           --------              -----------
Tampa(1)........    Tampa, Florida                7     719,000 Bbls.    Asphalt, fuel oil    Marine terminal,
                                                                         and sulfuric acid    loading/unloading for
                                                                                              vessels, barges, trucks

Stanolind(2)....    Beaumont, Texas               2     160,000 Bbls.    Asphalt and fuel     Marine terminal,
                                                                         oil                  loading/unloading for
                                                                                              vessels, barges, trucks

Mont Belvieu....    Mont Belvieu, Texas         N/A     20 rail car      Propane-propylene    Rail car unloading
                                                        spaces           mix

----------

         (1) This terminal is located on land owned by the Tampa Port Authority and leased to us under a lease which expires in December, 2006.

         (2) A portion of this terminal is located on land owned by Martin Resource Management and on land we own. We use marine terminal, loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

         (3) In addition to the tanks listed in the table, CF Martin Sulphur owns one tank at our Tampa terminal and three tanks at the Stanolind terminal. Martin Resource Management owns two tanks at the Stanolind terminal.

         Tampa Terminal. Our largest terminal complex is located on approximately 10 acres owned by the Tampa Port Authority in Tampa, Florida. Our lease with the Tampa Port Authority has a 10-year term which expires on December 15, 2006. We acquired the above ground assets at this terminal in March 1995 to provide a terminalling venue for our sulfur marketing operations. Since March 1995, we have constructed a 16,000 long-ton sulfur tank and a 42,000 barrel fuel oil tank and have made modifications to other tanks at the complex to comply with regulatory and industry standards. We own seven tanks at our Tampa terminal with approximately 719,000 barrels of storage capacity in the aggregate. CF Martin Sulphur also owns a 16,000 long-ton sulfur tank at this facility.

         Our Tampa terminal has:

         o storage capacity for hydrocarbon products and by-products consisting primarily of asphalt, sulfuric acid and fuel oil;

         o a concrete, deep-water ship dock capable of receiving large vessels and barges;

         o a second barge dock that accommodates tug fueling and inland barge loading;

         o        10 truck loading bays; and

         o inline blending capability for both asphalt and fuel oil customers.

         Stanolind Terminal. Our Stanolind terminal is located on approximately 11 acres owned by Martin Resource Management and us on the Neches River in Beaumont, Texas. We own the land on which our tanks are located. Martin Resource Management owns the land on which the vessel, barge and truck loading and unloading, and other common use facilities are located. We have full access to our tanks and full use of the marine terminal, loading and unloading and other common use facilities at this terminal under a perpetual easement. Please read "Item 13. Certain Relationship and Related Transactions -- Additional Agreements
- Other Agreements - Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement" for a summary of this easement. We acquired this terminal in 1997. Thereafter, we added two sulfur tanks and truck unloading facilities at this facility. The terminal can handle both inland and offshore marine vessels. Our Stanolind terminal has:

         o storage capacity for various products, including asphalt and fuel oil;

         o assets to handle products transported by vessel, barge and truck;

         o one dock deep enough to accommodate vessels and barges simultaneously; and

         o capabilities for the transfer of asphalt and fuel oil from vessel to barge.

We own two 80,000 barrel asphalt tanks at this terminal. CF Martin Sulphur owns three sulfur tanks at this terminal, which have an aggregate capacity of 46,500 long tons. Martin Resource Management owns two sulfuric acid tanks at this terminal, which have an aggregate capacity of 50,000 short tons. CF Martin Sulphur has constructed a rail spur to provide rail access to the Stanolind terminal.

         Mont Belvieu Rail Unloading Terminal. We own an inland rail unloading terminal located at Mont Belvieu, Texas. At this terminal, we unload and measure hydrocarbon by-products and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.'s LPG fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal.

     COMPETITION

         We compete with independent terminal operators and major energy and chemical companies that own their own terminalling facilities. We believe many customers prefer to contract with independent terminal operators rather than terminal operators owned by integrated energy and chemical companies, that may have refining or marketing interests that compete with the customers.

         Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably-located terminal has access to various cost effective transportation modes, both to and from the terminal, such as waterways, railroads, roadways and pipelines. Terminal versatility depends upon the operator's ability to handle diverse products, some of which have complex or specialized handling and storage requirements. The service function of a terminal includes, among other things, the safe storage of product at specified temperature, moisture and other conditions, and receiving and delivering product to and from the terminal. All of these services must be in compliance with applicable environmental and other regulations.

         We believe we successfully compete for terminal customers because of the strategic location of our terminals along the Gulf Coast, our integrated transportation services, our reputation, the prices we charge for our services and the quality and versatility of our services. Additionally, while some companies have significantly more terminalling capacity than us, not all terminalling facilities located in the markets we serve are equipped to properly handle specialty products such as asphalt, sulfur or sulfuric acid. As a result, our facilities typically command higher terminal fees when compared to fees charged for terminalling of other petroleum products.

LPG DISTRIBUTION BUSINESS

     INDUSTRY OVERVIEW

         LPG is a by-product of oil refining and natural gas processing. LPG consists of hydrocarbons that are vapors at normal temperatures and pressures but change to liquid at moderate pressures. The main constituent of LPG is propane, and LPG is often generally referred to as propane. Other LPG products include butanes and natural gasoline.

         Propane is used as a heating fuel, an engine fuel, an industrial fuel and as a petrochemical feedstock in the production of ethylene and propylene. Butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient in synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

     OUR LPG FACILITIES

         We purchase LPGs primarily from major domestic oil refiners and natural gas processors. We transport LPGs using Martin Resource Management's land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of LPGs, including during times of peak demand, through:

         o        storage of propane purchased in off-peak months,

         o efficient use of the transportation fleet of vehicles owned by Martin Resource Management, and

         o        product management expertise to obtain supplies when needed.

         The following is a brief description of our owned and leased LPG facilities:

LPG FACILITY(1)                    LOCATION                      CAPACITY                     DESCRIPTION
---------------                    --------                      --------                     -----------
Retail terminals....     Kilgore, Texas                90,000 gallons                Retail propane distribution
                         Longview, Texas               30,000 gallons
                         Henderson, Texas              12,000 gallons

Storage.............     Arcadia, Louisiana(2)         120 million gallons           Underground storage
                         Hattiesburg, Mississippi(3)   5.25 million gallons
                         Mont Belvieu, Texas(3)        2.5 million gallons

---------

         (1) In addition, under a three-year throughput agreement we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. This terminal facility has a storage capacity of 330,000 gallons.

         (2) We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a redetermination of the lease rate for each subsequent year.

         (3) We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which we have renewed annually for more than 20 years.

         Our above ground storage facilities have one or more 12,000 or 30,000 gallon storage tanks. We lease underground storage capacity of 120 million gallons in Arcadia, Louisiana from Martin Resource Management. We also lease 2.5 million gallons of underground storage in Mont Belvieu, Texas and 5.25 million gallons at Hattiesburg, Mississippi from third parties under one-year lease agreements. As a result of our and Martin Resource Management's distribution system and storage capacity, we have the ability to buy and store large volumes of LPGs that allow us to achieve product cost savings and avoid shortages during periods of tight supply.

         Our LPG customers consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2002, we sold approximately 62% of our LPG volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 38% of our LPG volume to refiners and industrial processors.

     COMPETITION

         We compete with large integrated LPG producers and marketers, as well as small local independent marketers. LPGs compete primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability.

     SEASONALITY

         The level of LPG supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential and wholesale demand is highly seasonal. This imbalance causes increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. If inventories are low at the start of the winter, higher prices are more likely to occur during the winter. Additionally, abnormally cold weather can put extra upward pressure on prices during the winter because there are less readily available sources of additional supply except for imports which are less accessible and may take several weeks to arrive. General economic conditions and inventory levels have a greater impact on industrial and refinery use of LPGs than the weather.

         Although the LPG industry is subject to seasonality factors, such factors generally do not affect our LPG distribution business because we do not consume LPGs. We generally maintain consistent margins in our LPG distribution business because we attempt to pass increases and decreases in the cost of LPGs directly to our customers. We generally try to coordinate our sales and purchases of LPGs based on the same daily price index of LPGs in order to decrease the impact of LPG price volatility on our profitability.

FERTILIZER BUSINESS

     INDUSTRY OVERVIEW

         Fertilizers are manufactured chemicals containing nutrients known to improve the fertility of soils. Nitrogen, phosphorus, potassium and sulfur are the four most important nutrients for crop growth. These nutrients are found naturally in soils. However, soils used for agriculture become depleted of these nutrients and frequently require fertilizers rich in these essential nutrients to restore fertility. The Fertilizer Institute has estimated that the earth's soil contains less than 20% of organic plant nutrients needed to meet worldwide food production needs. As a result, we believe mineral fertilizer production will continue to be an important industrial market.

         The fertilizer market is primarily driven by agricultural demand. Worldwide consumption of mineral fertilizers grew from 117 million tons in 1980 to 138 million tons in 1990, and remained relatively flat from 1990 to 2000. Despite the relative stagnation in the past ten years, we expect the worldwide fertilizer market to grow over the next two decades. The United Nations has estimated that the world population will reach 7.7 billion by 2020, an increase of 35% from 5.7 billion in 1995. The United Nations also has estimated that the world population in 2020 will require an estimated 40% more grain than the world population in 1999 and that most of this increase in production will need to be produced on existing cultivated land through increased yield per acre. Consequently, we expect agricultural demand for fertilizer products to increase to support the greater agricultural output requirements for the increase in population.

         Industrial sulfur products are used in a wide variety of industries. For example, these products are used in power plants, paper mills, auto and tire manufacturing plants, food processing plants, road construction, cosmetics and pharmaceuticals. The largest consumers of industrial sulfur products are power plants, paper mills and rubber products manufacturers.

     OUR OPERATIONS AND PRODUCTS

         We entered the fertilizer manufacturing business in 1990 through an acquisition. We acquired two additional fertilizer manufacturing companies in 1998. Over the next two years we expended significant resources to replace and update facilities and other assets at the companies, and to integrate each of the businesses into our business. These acquisitions have subsequently increased the profitability of our fertilizer business.

         Fertilizer and related sulfur products are a natural extension of our business because of our access to sulfur and our distribution capabilities. This business allows us to leverage our relationship with CF Martin Sulphur by using our access to its sulfur to produce a value added product for the fertilizer and industrial sulfur market. Please read "-- CF Martin Sulphur -- Our
Commercial Relationship with CF Martin Sulphur." Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 158,000 tons in 2002 as a result of acquisitions and internal growth.

         We manufacture and market the following fertilizer and related sulfur products:

         o Plant nutrient sulfur products. We produce plant nutrient and agricultural ground sulfur products at our two facilities in Odessa, Texas. We also produce plant nutrient sulfur at our facility in Seneca, Illinois. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul(R) trade name and sold throughout the United States to direct application agricultural markets. Our agricultural ground sulfur products are used primarily in the western United States on grapes and vegetable crops.

         o Ammonium sulfate products, NPK products and related blended products. We produce various grades of ammonium sulfate including coarse and standard grades, a 40% ammonium sulfate solution and a Kosher-approved food grade material. We also produce ammonium sulfate, nitrogen-phosphorus-potassium products (commonly referred to as NPK products). Our NPK products are an ammoniated phosphate fertilizer containing nitrogen, phosphorus and potash that we manufacture so all particles have a uniform composition. These products primarily serve direct application agricultural markets within a 400-mile radius of our manufacturing plant in Plainview, Texas. We blend our ammonium sulfate to make custom grades of lawn and garden fertilizer at our facilities in Salt Lake City, Utah and Maricopa, Arizona. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors, and other retail customers, of these products.

         o Industrial sulfur products. We produce industrial sulfur products such as emulsified sulfur, elemental pastille sulfur, and industrial ground sulfur products. We produce emulsified sulfur at our Texarkana, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes. We produce elemental pastille sulfur at our two Odessa, Texas facilities and at our Seneca, Illinois facility. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds.

     OUR FERTILIZER PLANTS

         The following is a brief description of our fertilizer plants:

         FACILITY                    LOCATION                  CAPACITY                       DESCRIPTION
         --------                    --------                  --------                       -----------
Two fertilizer plants        Odessa, Texas             70,000 tons/year           Dry sulfur fertilizer production
Fertilizer plant             Seneca, Illinois          36,000 tons/year           Dry sulfur fertilizer production
Fertilizer plant             Plainview, Texas          180,000 tons/year          Fertilizer production
Fertilizer plant             Salt Lake City, Utah      25,000 tons/year           Blending and packaging
Fertilizer plant             Maricopa, Arizona         12,000 tons/year           Blending and packaging
Industrial sulfur
   blending plant            Texarkana, Texas          18,000 tons/year           Emulsified sulfur production

         In the United States, fertilizer is generally sold to farmers through local dealers. These dealers are typically owned and supplied by much larger wholesale distributors. We sell primarily to these wholesale distributors, as well as to a small number of independent dealers throughout the United States. Our industrial sulfur products are marketed primarily in the eastern United States, where many paper manufacturers and power plants are located.

         Our fertilizer products are sold in accordance with our price lists that vary from state to state. We update our price lists periodically to make seasonal pricing adjustments. If necessary, we adjust our price lists more frequently to maintain competitive pricing. These products are sold at negotiated prices, generally set on an annual basis. The pricing in our industrial products business is generally very stable throughout any particular year. We transport our fertilizer and industrial sulfur products to our customers using third party common carriers. We utilize rail shipments for large volume and long distance shipments where available.

     COMPETITION

         We compete with several other large fertilizer and sulfur products manufacturers. However, we believe our close proximity to our customers is a competitive advantage for us. Because our manufacturing plants are located close to our customer base, we are able to save on freight costs and respond quickly to customer requests, and we also believe we have greater insight about local market conditions. Additionally, we believe our relationship with CF Martin Sulphur affords us a secure and reliable source of sulfur materials.

     SEASONALITY

         Sales of our agricultural fertilizer are partly seasonal as a result of increased demand during the growing season. Sales of our industrial sulfur-based products, however, are generally consistent throughout the year. In 2002, approximately 21% of our product sales volumes were to industrial users.

CF MARTIN SULPHUR

         CF Martin Sulphur operates a molten sulfur distribution and marketing business. We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest in CF Martin Sulphur. CF Industries is one of North America's largest interregional cooperatives, owned by and serving nine regional farm supply cooperatives. Through thousands of member-owned sales outlets, CF Industries' nitrogen and phosphate fertilizers reach over one million farmers and ranchers in 48 states and the Canadian provinces of Ontario and Quebec. CF Industries is the third largest phosphate fertilizer producer in Florida. Our 49.5% interest in CF Martin Sulphur is subject to a buy-sell agreement which is described in more detail in "--Management and Ownership" below.

     SULFUR INDUSTRY OVERVIEW

         Sulfur is a natural element and is required to produce a variety of industrial products. In the United States, approximately 11 million tons of sulfur is consumed annually, with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the United States is "recovered sulfur," or sulfur that is a by-product from oil refineries and natural gas processing plants. Sulfur production in the United States is principally located along the Gulf Coast, along major inland waterways and in some areas of the western United States.

         Sulfur is an important plant nutrient and is used in the manufacture of phosphate fertilizers. Approximately 53% of worldwide sulfur consumption is currently used for phosphate fertilizers, with the balance used for industrial purposes. The primary application of sulfur in fertilizers occurs in the form of sulfuric acid. Burning sulfur creates sulfur dioxide, which is subsequently oxidized and dissolved in water to create sulfuric acid. The sulfuric acid is then combined with phosphate rock to make phosphoric acid, the base material for most high-grade phosphate fertilizers.

         In addition to agricultural applications, sulfur (usually in the form of sulfuric acid) is essential for manufacturing pharmaceuticals, paper, chemicals, paint, steel, petroleum and other products. Sulfuric acid is the most commonly produced chemical in the world.

     BUSINESS AND ASSETS OF CF MARTIN SULPHUR

         CF Martin Sulphur gathers molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. CF Martin Sulphur transports sulfur by inland and offshore barges, rail cars and trucks and handled over 2.1 million long tons of sulfur in 2002. Recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. CF Martin Sulphur has the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

         The term of CF Martin Sulphur's commercial contracts typically range from one to five years in length. The prices in such contracts are usually tied to a published market indicator and fluctuate, typically quarterly, according to the price movement of the indicator. CF Martin Sulphur also provides barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts that range from three to five years in duration. CF Martin Sulphur also leases a 12,500-ton ocean going barge and a tug from us under an annual renewable contract.

         CF Martin Sulphur leases approximately 170 railcars equipped to transport molten sulfur. It also has the following major marine assets it uses to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

            ASSET                   CLASS OF EQUIPMENT           CAPACITY/HORSEPOWER         PRODUCTS TRANSPORTED
            -----                   ------------------           -------------------         --------------------
Margaret Sue...............     Offshore tank barge          10,450 long tons             Molten sulfur
M/V Martin Explorer........     Offshore tugboat             7,200 horsepower             N/A
Poseidon(1)................     Offshore tank barge          12,500 long tons             Molten sulfur
Orion(1)...................     Offshore tugboat             7,200 horsepower             N/A
M/V Martin Express.........     Inland pushboat              1,200 horsepower             N/A
MGM 101....................     Inland tank barge            2,450 long tons              Molten sulfur
MGM 102....................     Inland tank barge            2,450 long tons              Molten sulfur

----------

         (1) We own the Poseidon and Orion and lease them to CF Martin Sulphur.

         The following is a brief description of the tanks owned by CF Martin Sulphur and located at our terminals:

        TERMINAL                LOCATION           TANKS        TOTAL AGGREGATE CAPACITY       PRODUCTS STORED
        --------                --------           -----        ------------------------       ---------------
Tampa................     Tampa, Florida             1              16,000 long tons            Molten sulfur
Stanolind............     Beaumont, Texas            3              46,500 long tons            Molten sulfur

----------

     OUR COMMERCIAL RELATIONSHIP WITH CF MARTIN SULPHUR

         We are both an important supplier to and customer of CF Martin
Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of December 31, 2002, our aggregate reimbursement liability would have been approximately $2.3 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

         We did not have significant revenues from CF Martin Sulphur prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur accounted for approximately 22% of our total marine transportation revenues for the year ended December 31, 2002. In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

         We only own a non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner which is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

     COMPETITION

         Ten phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. CF Martin Sulphur owns or leases two of the four vessels currently used to transport molten sulfur between Tampa, Florida and United States ports on the Gulf of Mexico. Its primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets, or foreign suppliers from Mexico or Venezuela that sell into the Florida market.

     MANAGEMENT AND OWNERSHIP

         Management. CF Martin Sulphur is managed and operated by its general partner which is equally owned and controlled by Martin Resource Management and CF Industries. We have virtually no control over the operations or management of CF Martin Sulphur. The partnership's general partner, CF Martin Sulphur, L.L.C., is operated by a board of four managers, two of which are designated by Martin Resource Management and two of which are designated by CF Industries. The managers designated by CF Industries have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain tax matters and in regard to certain relationships between CF Martin Sulphur, on the one hand, and Martin Resource Management and its affiliates on the other hand. Likewise, the managers designated by Martin Resource Management have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain relationships between CF Martin Sulphur, on the one hand, and CF Industries and its affiliates on the other hand. For all other matters, all actions of the board of managers require the unanimous vote of a properly constituted quorum of managers. The presence of at least one manager designated by each of CF Industries and Martin Resource Management must be present to constitute a proper quorum for the transaction of company business. Martin Resource Management manages the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

         Non-Competition Covenant. Each of Martin Resource Management and CF Industries agreed that for so long as it owns an interest in CF Martin Sulphur, and for five years after the disposition of its interest, it will not engage in any business that competes, directly or indirectly, with the partnership in the gathering, aggregation, transportation and sale of molten sulfur. This covenant not to compete does not restrict or prohibit the parties from continuing certain businesses the parties operated prior to the formation of the partnership, such as Martin Resource Management's business of transporting sulfur by truck for third parties as a carrier, or holding certain passive investments. As a result of our 49.5% interest in CF Martin Sulphur, we are subject to this agreement not to compete.

         Distributions. Generally, distributions of cash from the partnership will be allocated among partners on the basis of each partner's ownership interest. The partnership agreement of CF Martin Sulphur states that distributions of cash from the partnership to its partners, including us, will be subject to the discretion of its general partner, except that the partnership is required to make cash distributions, to the extent cash is available, as follows:

         o quarterly distributions of cash to partners to cover any required quarterly federal and state tax payments (based on the assumption that all partners pay federal income tax at the highest rate applicable to corporations and based on other assumptions with respect to state taxes), provided the cash distribution for a quarter does not exceed 25% of the forecasted cash available for distribution for the relevant year; and

         o annual distributions of cash generated by operations in excess of the amounts CF Martin Sulphur, L.L.C. determines are necessary to retain for future working capital and the operation of the partnership's business, anticipated capital expenditures and required debt service payments.

If the general partner of CF Martin Sulphur does not declare a distribution for a period of a calendar quarter or longer, CF Martin Sulphur must make the following distributions:

         o not later than ten business days prior to the date during any calendar quarter that any partner will be required to make an estimated income tax payment to any federal or state tax authority in respect of its share of CF Martin Sulphur's taxable income during such period, CF Martin Sulphur must make a cash distribution to each partner equal to the approximate amount described immediately above in the first bullet point; and

         o not later than the 90th day following each fiscal year end, CF Martin Sulphur must make an additional cash distribution to its partners in an amount equal to the positive difference between each partner's share of CF Martin Sulphur's distributable cash and the sum of distributions already made to that partner in respect of such fiscal year.

         On December 19, 2002, CF Martin Sulphur made a cash distribution of $891,000 to us. Additionally, CF Martin Sulphur made a distribution to us of $891,000 on March 14, 2003.

         Transfer Restrictions. Generally, we and the other partners in CF Martin Sulphur are prohibited from transferring our interests in the partnership to a third party until November 2005. Thereafter, a partner may only transfer its interest if:

         o        the general partner consents to the transfer;

         o        the partner transfers its entire interest in the partnership;

         o the person acquiring the interest does not compete with the business of the non-transferring partners as conducted on the date of the proposed transfer;

         o        the purchase price consists solely of cash;

         o the non-transferring partners are given a right of first refusal to purchase the interest on the same terms and conditions as the third party offer; and

         o the transfer otherwise complies with the provisions contained in the partnership agreement of CF Martin Sulphur

         Buy-Sell Right. Upon a change of control of either Martin Resource Management or CF Industries, the other party has the right to implement a buy-sell right contained in the CF Martin Sulphur partnership agreement. In addition, this buy-sell right can also be implemented in the event that Martin Resource Management no longer controls our general partner. If implemented, this buy-sell mechanism requires the party subject to the change of control to specify in good faith the fair market value of CF Martin Sulphur. The other party then has the right for a specified period of time to either sell its and its affiliates' limited and general partner interests to the other party, or buy the limited and general partner interests owned by the other party and its affiliates, at a price that, in either case, is based upon the proportionate share of this value.

         Additionally, beginning in November 2005, any partner may implement a buy-sell right contained in the CF Martin Sulphur partnership agreement that would require the initiating party to either sell the limited and general partner interests owned by it and its affiliates to the other party, or buy the limited and general partner interests owned by the other party and its affiliates at a negotiated price or, if a price cannot be agreed upon, at a price based upon the proportionate share of the fair market value of CF Martin Sulphur as determined in good faith by the initiating party. This buy-sell right may be exercised by any partner, but only once a year following each anniversary date of the partnership agreement beginning November 2005. The partnership agreement also provides for a similar buy-sell mechanism if Ruben Martin, who is also our chief executive officer, is removed from the office of president of CF Martin Sulphur, L.L.C. under prescribed circumstances.

         The partnership agreement of CF Martin Sulphur provides that these buy-sell rights may be exercised by CF Industries with respect to the general and limited partner interests owned directly or indirectly by Martin Resource Management and us. Consequently, our 49.5% limited partner interest in CF Martin Sulphur will be treated as though it was owned directly by Martin Resource Management for so long as Martin Resource Management is subject to this buy-sell right.

         Conversely, these buy-sell rights may be exercised by Martin Resource Management and us with respect to the general and limited partner interests in CF Martin Sulphur owned directly or indirectly by CF Industries. Martin Resource Management has agreed with us that it will not exercise these buy-sell rights without our prior written consent. If Martin Resource Management elects, with our consent, to exercise its right to purchase the general and limited partner interests CF Industries owns in CF Martin Sulphur, the purchase price for and ownership of the interests will be allocated between us and Martin Resource Management in accordance with our respective ownership interests in CF Martin Sulphur. Martin Resource Management has also agreed with us that it will not sell or transfer its interest in CF Martin Sulphur, L.L.C. without our prior written consent, except in circumstances when Martin Resource Management is obligated to sell such interest pursuant to either the limited liability company agreement of CF Martin Sulphur, L.L.C. or the partnership agreement of CF Martin Sulphur.

OUR RELATIONSHIP WITH MARTIN RESOURCE MANAGEMENT

         Martin Resource Management is engaged in the following principal business activities:

         o providing land transportation of various liquids using a fleet of approximately 310 trucks and road vehicles and approximately 650 road trailers;

         o distributing fuel oil, sulfuric acid, marine fuel and other liquids;

         o providing marine bunkering and other shore-based marine services in Mobile, Alabama;

         o operating a small crude oil gathering business in Stephens, Arkansas;

         o operating an underground LPG storage facility in Arcadia, Louisiana;

         o supplying employees and services for the operation of our business;

         o operating, for its account, our account and the account of CF Martin Sulphur, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

         o operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

         We are and will continue to be closely affiliated with Martin Resource Management as result of the following relationships.

         Ownership. Martin Resource Management owns an approximate 58.3% limited partner interest in us. Additionally, Martin Resource Management owns our general partner which owns a 2.0% general partner interest in us and our incentive distribution rights.

         Management. Martin Resource Management directs our business operations through its ownership and control of our general partner. We benefit from our relationship with Martin Resource Management by gaining access to a significant pool of management expertise and established relationships throughout the energy industry. We do not have employees. Martin Resource Management employees are responsible for conducting our business and operating our assets on our behalf.

         We are parties to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $1.9 million of direct costs and expenses for the period from November 6, 2002, the date of our initial public offering, to December 31, 2002. The direct expenses Martin Resource Management incurs on our behalf consist primarily of our allocable portion of salaries and employee benefits costs of its employees who will provide direct support for our operations. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million from November 1, 2002 until November 1, 2003. Thereafter, this cap will be subject to increases in subsequent years. We reimbursed Martin Resource Management for $110,000 of indirect expenses for the period from November 6, 2002, the date of our initial public offering, to December 31, 2002. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

         Martin Resource Management also licenses certain of its trademarks and tradenames to us under this omnibus agreement.

         Commercial. We anticipate we will be both a significant customer and supplier of the retained products and services offered by Martin Resource Management following this offering. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management's fleet of approximately 310 road vehicles and approximately 650 road trailers to provide land transportation in the areas served by Martin Resource Management. Our ability to utilize Martin Resource Management's land transportation operations is currently a key component of our integrated distribution network.

         We also use the underground storage facilities owned by Martin Resource Management in our LPG distribution operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 120 million gallons. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.

         In the aggregate, our purchases of land transportation, storage services, LPG products and sulfuric acid from Martin Resource Management would have accounted for approximately 8%, 6% and 7% of our total cost of products sold in 2002, 2001 and 2000, respectively. We also purchase marine fuel from Martin Resource Management which we account for as an operating expense.

         Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our marine transportation, terminalling and LPG distribution services for its operations. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. We provide terminalling services under a terminal services agreement. Our sales to Martin Resource Management would have accounted for approximately 5%, 4% and 4% of our total revenues in 2002, 2001 and 2000, respectively.

     OMNIBUS AGREEMENT

         We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

         o Martin Resource Management agrees to not compete with us in the marine transportation, terminalling, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in "Item 13. Certain Relationships and Related Transactions - Agreements -- Omnibus Agreement."

         o Martin Resource Management agrees to indemnify us for a period of five years for environmental losses arising prior to this offering, as well as preexisting litigation and tax liabilities.

         o We agree to reimburse Martin Resource Management for the provision of general and administrative services under the partnership agreement, provided that indirect general and administrative expenses and allocated corporate overhead will not exceed $1.0 million during the twelve months following the closing of our initial public offering. This cap may be increased in subsequent years. This limitation shall not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

         o Martin Resource Management agrees to exercise its management rights in CF Martin Sulphur in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in "Item 13. Certain Relationships and Related Transactions -- Agreements -- Omnibus Agreement." Additionally, Martin Resource Management agrees it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agree that the purchase price for and ownership of such interest shall be allocated between the us in accordance with our respective ownership percentages in the partnership.

         o We are prohibited from entering into certain material agreements between us and Martin Resource Management without the approval of the conflicts committee of our general partner's board of directors.

     MOTOR CARRIER AGREEMENT

         We are a party to a three-year motor carrier agreement with Martin Transport, Inc. ("Martin Transport"), a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates are fixed for the first year of the agreement, subject to certain cost adjustments. Thereafter, these rates may be adjusted as we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy's national diesel price list.

     OTHER AGREEMENTS

         We are also parties to the following:

         o Terminal Services Agreement -- under which we provide terminalling services to Martin Resource Management at a set rate. This agreement has an initial term of three years. The fees we charge under this agreement are fixed the first year of the agreement and will be adjusted annually thereafter based on a price index.

         o Marine Transportation Agreement -- under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management has agreed for a period of three years, beginning on November 1, 2002, to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

         o Product Storage Agreement -- under which Martin Resource Management provides us underground storage for LPGs. This agreement has an initial term of three years, beginning on November 1, 2002. Our per-unit cost under this agreement is fixed for the first year of the agreement and will be adjusted annually based on a price index.

         o Product Supply Agreements -- under which Martin Resource Management agrees to provide us with marine fuel and sulfuric acid. These agreements have an initial term of three years. We purchase products at a set margin above Martin Resource Management's cost for such products during the term of the agreements.

         o Throughput Agreement -- under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term of three years. Our throughput is fixed for the first year of the agreement and will be adjusted annually based on an index price.

         Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us. Please read "Item 13. Certain Relationships and Related Transactions -- Omnibus Agreement," "-- Motor Carrier Agreement" and "-- Other Agreements" for a more complete discussion of our contracts with Martin Resource Management.

INSURANCE

         Loss of, or damage to, our vessels is insured through hull and increased value insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity, or P&I, insurance coverage is provided by P&I associations and other insurance underwriters. Most of our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement, or the Pooling Agreement, through which approximately 95% of the world's commercial shipping tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1,000,000 of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties of the Pooling Agreement, we are subject to calls payable to the associations of which it is a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a pre-determined amount, beyond which we are covered by catastrophe insurance coverage.

         For pollution claims, our insurance covers up to $1 billion of liability per accident or occurrence. For non-pollution incidents, our insurance covers up to $2 billion of liability per accident or occurrence. We believe our current insurance coverage is adequate to protect us against most accident related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage. However, there can be no assurance that all risks are adequately insured against, that any particular claim will be paid by the insurer, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

ENVIRONMENTAL AND REGULATORY MATTERS

         Our activities are subject to various federal, state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, community right-to-know, protection of the environment, safety and other matters.

         Environmental. We believe our operations and facilities are in substantial compliance with applicable environmental regulations. However, risks of process upsets, accidental releases or spills are associated with our operations and there can be no assurance that significant costs and liabilities will not be incurred, including those relating to claims for damage to property and persons.

         The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. The usual remedy for failure to comply with these laws and regulations is the assessment of administrative, civil and, in some instances, criminal penalties or, in some circumstances, injunctions. We believe the cost of compliance with environmental laws and regulations will not have a material adverse effect on our results of operations or financial condition. However, it is possible the costs of compliance with environmental laws and regulations will continue to increase, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, we may be unable to pass on those increases to our customers. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

         Solid Waste. We currently own or lease, and have in the past owned or leased, properties that have been used for the manufacturing, processing, transportation and storage of hydrocarbon products and by-products. Solid waste disposal practices within oil and gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, a possibility exists that hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a small number of these properties may have been operated by third parties over whom we had no control as to such entities' handling of hydrocarbons, hydrocarbon by-products or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and natural gas wastes and properties have gradually become more strict and, under such laws and regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination.

         We generate both hazardous and nonhazardous solid wastes which are subject to requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. From time to time, the U.S. Environmental Protection Agency ("EPA") has considered making changes in nonhazardous waste standards that would result in stricter disposal requirements for these wastes. Furthermore, it is possible some wastes generated by us that are currently classified as nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or operating expenses.

         Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons, including the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Although certain hydrocarbons are not subject to CERCLA's reach because "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of our ordinary operations we will generate wastes that may fall within the definition of a "hazardous substance." We may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA.

         Clean Air Act. Our operations are subject to the Federal Clean Air Act and comparable state statutes. Amendments to the Clean Air Act adopted in 1990 contain provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of our terminal facilities, processing and storage facilities and fertilizer and related products manufacturing and processing facilities. Such air pollution control requirements may include specific equipment or technologies, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. For example, the Mont Belvieu terminal we use is located in the Houston-Galveston ozone non-attainment area, which is categorized as a "severe" non-attainment area under the Clean Air Act. "Severe" non-attainment areas are subject to more restrictive regulations for the issuance of air permits for new or modified facilities. In addition, existing sources of air emissions in the Houston-Galveston area are subject to stringent emission reduction requirements. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources. We believe our operations, including our manufacturing, processing and storage facilities and terminals, are in substantial compliance with applicable air emission control requirements.

         Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and similar state laws require containment of potential discharges of contaminants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System ("NPDES") and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws provide penalties for releases of unauthorized contaminants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of stormwater runoff. We believe that compliance with the conditions of such permits will not have a material effect on our operations.

         On August 7, 2000, a spill of molten sulfur occurred at our Stanolind terminal near Beaumont, Texas, which at the time was owned and operated by Martin Gas Sales LLC, a wholly-owned subsidiary of Martin Resource Management ("Martin Gas Sales"). The Texas Department of Health and Texas Natural Resource Conservation Commission investigated the spill and its clean-up. These agencies found that there was no impact on public health, and that there was no reason to remove the solidified sulfur from the river bottom. However, the United States attorney in Beaumont, Texas, initiated an investigation under the criminal provisions of the Clean Water Act. To avoid protracted litigation and possible criminal claims against employees, Martin Gas Sales agreed to plead guilty to a single felony violation of the federal Clean Water Act and was sentenced to pay a $50,000 fine. As part of its plea agreement with the United States, Martin Gas Sales also agreed to implement a remedial program at our Stanolind terminal and our sulfur loading facility in Tampa, Florida. Martin Gas Sales instituted the remedial program as of March 1, 2002, and we believe that it has been substantially implemented, although it must remain in effect for five years. Martin Gas Sales does not have any contracts with the United States that might be affected by a debarment or listing proceeding, and the United States Attorney's Office has agreed to inform any agency initiating a debarment or listing proceeding of the implementation of the remedial program. A previous criminal conviction, however, may result in increased fines and other sanctions if Martin Gas Sales is subsequently convicted or pleads guilty to a similar offense in the future. Martin Resource Management will indemnify us under the omnibus agreement for any losses we suffer within five years from November 6, 2002, the date of our initial public offering, that relate to or result from, this event.

         Oil Pollution Act. The Oil Pollution Act of 1990, as amended ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in

United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the United States be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out by 2015. Additionally, the OPA imposes other requirements, such as the preparation of an oil spill contingency plan. We believe we are substantially in compliance with all of these requirements.

         Safety Regulation. The Company's marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international treaties. Tank ships, pushboats, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. We believe our marine operations and our terminals are in substantial compliance with current applicable safety requirements.

         Occupational Health Regulations. The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. In May 2001, Martin Resource Management paid a small fine in relation to the settlement of alleged OSHA violations at our facility in Plainview, Texas. Although we believe the amount of this fine and the nature of these violations were not, as an individual event, material to our business or operations, this violation may result in increased fines and other sanctions if we are cited for similar violations in the future. Our marine vessel operations are also subject to safety and operational standards established and monitored by the U.S. Coast Guard.

         In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. These expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.

         Jones Act. The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Since we engage in maritime transportation between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States-flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flag vessel operations compared to foreign-flag vessel operations. Certain foreign governments subsidize their nations' shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience.

         Merchant Marine Act of 1936. The Merchant Marine Act of 1936 is a federal law that provides that, upon proclamation by the president of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose.) If one of our pushboats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our pushboats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our pushboats, tugboats or tank barges.

EMPLOYEES

         We do not have any employees. Under the Omnibus Agreement, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 285 individuals who provide direct support to our operations. None of these employees are represented by labor unions. To date, Martin Resource Management has not experienced any work stoppages.

ITEM 2.  PROPERTIES

         A description of our properties is contained in "Item 1.  Business."

         We believe we have satisfactory title to our assets. Some of the easements, rights-of-way, permits, licenses or similar documents relating to the use of the properties that have been transferred to us in connection with our initial public offering, required the consent of third parties, which in some cases is a governmental entity. We believe we have obtained sufficient third-party consents, permits and authorizations for the transfer of assets necessary for us to operate our business in all material respects. With respect to any third-party consents, permits or authorizations that have not been obtained, we believe the failure to obtain these consents, permits or authorizations will not have a material adverse effect on the operation of our business.

         Title to our property may be subject to encumbrances. We believe none of these encumbrances materially detract from the value of our properties or our interest in these properties, or materially interfere with their use in the operation of our business.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED UNITHOLDER MATTERS


         Our common units are traded on the NASDAQ National Market ("NASDAQ") under the symbol "MMLP." As of December 31, 2002, there were approximately 13 holders of record and approximately 3,397 beneficial owners of our common units. The following table sets forth the high and low sales prices of our common units for the period from November 6, 2002, the date of our initial public offering, to December 31, 2002, the end of our fiscal year, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:

                                                                                    DISTRIBUTIONS DECLARED PER
                                                          COMMON UNITS                      UNIT

                                                        HIGH           LOW          COMMON        SUBORDINATED
      ----------------------------------------------------------------------------------------------------------
      November 6, 2002 - December 31, 2002             $19.00        $16.40         ------           ------

----------

         On June 21, 2002 in connection with our initial formation, we issued to our general partner a 2% general partner interest for $20, and to Martin Resource LLC, a 98% limited partner interest for $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933.

         On November 6, 2002, as consideration for the contribution of assets and liabilities by Martin Resource Management and its affiliates, we issued to Martin Resource Management and its affiliates 4,253,362 subordinated units representing limited partner interests as well as rights to receive incentive distributions in a private placement offering exempt from registration under
Section 4(2) of the Securities Act of 1933. In addition, the capital contribution of our general partner was increased so that the general partner interest held by our general partner remained at 2%.

         On January 20, 2003 we declared an initial prorated cash distribution of $0.3077 per unit, which was paid on February 14, 2003 to common and subordinated unitholders of record as of the close of business on January 31, 2003. This distribution was equivalent to a full minimum quarterly distribution of $0.50 per unit prorated for the period from November 6, 2002, the date of the closing of our initial public offering of its common units, through December 31, 2002.

         Within 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. During the subordination period (as described below), the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less reserves that our general partner determines are necessary to:

         o        provide for the proper conduct of our business;

         o comply with applicable law, any of our debt instruments, or other agreements; or

         o provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

plus all cash on hand for the quarter resulting from working capital borrowings made after the end of the quarter on the date of determination of available cash.

         Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations. Our distributions are effectively made 98 percent to unitholders and two percent to our general partner, subject to the payment of incentive distributions to our general partner if certain target cash distribution levels to common unitholders are achieved. Incentive distributions to our general partner increase to 15 percent, 25 percent and 50 percent based on incremental distribution thresholds as set forth in our partnership agreement.

         Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facility. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Description of Our Credit Facility."

         During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

         The subordination period will extend until the first day of any quarter beginning after September 30, 2009 in which each of the following tests are met:

         o distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

         o the "adjusted operating surplus" as defined in the partnership agreement generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

         o there are no arrearages in payment of the minimum quarterly distribution on the common units.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will participate pro rata with the other common units in distributions of available cash.

ITEM 6.  SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA

         The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                       PARTNERSHIP                               PREDECESSOR
                                       -----------    -----------------------------------------------------------------------
                                        PERIOD FROM   PERIOD FROM
                                       NOVEMBER 6,     JANUARY 1,
                                       2002 THROUGH   2002 THROUGH                    YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,    NOVEMBER 5,   --------------------------------------------------------
                                          2002           2002           2001           2000           1999           1998
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                                                         ($ IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues ...........................   $    33,746    $   116,160    $   163,118    $   199,813    $   172,895    $   142,203

Cost of product sold ...............        26,436         84,072        119,767        150,063        129,934        103,446
Operating expenses .................         3,056         16,654         20,472         25,993         22,557         20,183
Selling, general, and
administrative .....................           857          5,767          7,513          7,880          8,747          7,344
Depreciation and amortization ......           747          3,741          4,122          6,413          6,914          5,578
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total costs and expenses ...........        31,096        110,234        151,874        190,349        168,152        136,551
                                       -----------    -----------    -----------    -----------    -----------    -----------

Operating Income ...................         2,650          5,926         11,244          9,464          4,743          5,652

Equity in earnings of
   unconsolidated entities .........           599          2,565          1,477            192           (110)            --
Interest Expense ...................          (345)        (3,283)        (5,390)        (7,949)        (7,049)        (4,650)
Other income (expense) .............             5             42             82             70            296            115
                                       -----------    -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes ..         2,909          5,250          7,413          1,777         (2,120)         1,117
Income taxes .......................            --          1,959          2,735            847           (501)           500
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) ..................   $     2,909    $     3,291    $     4,678    $       930    $    (1,619)   $       617
                                       ===========    ===========    ===========    ===========    ===========    ===========

Net income per limited partner
   unit ............................   $       .40
Weighted average limited partner
   units ...........................     7,153,362

BALANCE SHEET DATA (AT PERIOD END)

Total assets .......................   $   100,455                   $    88,953    $   102,384    $   123,275    $   110,808
Long-term debt .....................        35,000                         7,845         10,691         24,274         26,082
Due to affiliates ..................            --                        36,796         39,096         54,317         44,581
Partner's capital (owner's
   equity) .........................        47,106                        18,758         14,080         13,150         14,769

CASH FLOW DATA:

Net cash flow provided by (used in):
Operating activities ...............   $     4,824    $       316    $    11,144    $     1,621    $     6,537    $     5,274
Investing activities ...............        (2,116)        (1,962)        (6,809)        (3,084)       (14,952)       (28,321)
Financing activities ...............        (6,287)         6,897         (4,400)         1,421          7,947         23,194

OTHER FINANCIAL DATA:

Maintenance capital expenditures ...           157            394          2,465          1,934          3,479          3,364
Expansion capital expenditures .....         2,850          1,909          3,764          2,010         11,652          2,257
                                       -----------    -----------    -----------    -----------    -----------    -----------
Total capital expenditures .........   $     3,007    $     2,303    $     6,229    $     3,944    $    15,131    $     5,621
                                       ===========    ===========    ===========    ===========    ===========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         References in this annual report to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of Martin Resource Management's business contributed to us in connection with our initial public offering on November 6, 2002. References in this annual report to "Martin Resource Management" refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. We refer to liquefied petroleum gas as "LPG" in this annual report. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and combined financial statements and the notes thereto included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this annual report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Managements Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

         Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risks Related to our Business" and elsewhere in this annual report.

OVERVIEW

         We are a Delaware limited partnership formed by Martin Resource Management to receive the transfer of substantially all of the assets, liabilities and operations of Martin Resource Management related to the four lines of business that we operate in. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in us, Martin Resource Management, and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by our general partner, an indirect wholly-owned subsidiary of Martin Resource Management, (ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon and hydrocarbon by-products;
(2) terminalling of hydrocarbon and hydrocarbon by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

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

         In November 2000, Martin Resource Management and CF Industries formed CF Martin Sulphur. CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, Martin Resource Management operated this molten sulfur business as part of its LPG distribution business which was recently contributed to us in connection with our formation. We have a non-controlling 49.5% limited partner interest in CF Martin Sulphur. We account for this interest in CF Martin Sulphur using the equity method since we do not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.

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

         Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, for all periods prior to November 6, 2002 our consolidated and combined financial statements include the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we have not been subject to federal or state income taxes as a result of our partnership structure. Therefore, our results of operations subsequent to November 6, 2002 do not include the effects of any income taxes.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on the related consolidated and combined financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our consolidated and combined financial statements most significantly.

         You should also read Note 2, "Summary of Significant Accounting Policies" in Notes to Consolidated and Combined Financial Statements contained in this annual report in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable, the benefit period for the amortization of goodwill (prior to January 1, 2002) and other intangibles and the determination of the fair value of our reporting units under SFAS No. 142.

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

         Equity Method Investment. We use the equity method of accounting for our interest in CF Martin Sulphur because we only own a non-controlling 49.5% limited partner interest in this entity. In accordance with EITF Issue 89-7, Exchange of Assets or Interest in a Subsidiary for a Non-Controlling Equity Interest in a New Entity, we did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to Martin Resource Management, which guarantees the debt of this entity.

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

         Goodwill. We adopted SFAS No. 142 effective January 1, 2002. As discussed above, SFAS No. 142 discontinues goodwill amortization over its estimated useful life; rather goodwill is subject to a fair-value based impairment test in the year of adoption and on an annual basis.

         The amount of our unamortized goodwill as of December 31, 2001 was $2.9 million. We performed the initial and annual impairment tests required by SFAS No. 142 as of January 1, 2002 and September 30, 2002, respectively. In performing such tests, we determined we had three "reporting units" which contained goodwill. These reporting units were three of our reporting segments and were: marine transportation, LPG distribution and fertilizer.

         We performed the first test under SFAS No. 142 which is to compare the fair value of each reporting unit to the related carrying amount (including amounts for goodwill) in the consolidated and combined financial statements. We determined fair value in each reporting unit based on a multiple of current annual cash flows. We determined such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions.

         For all three reporting units, the fair value exceeded the carrying amount of the reporting units, indicated no impairment of goodwill.

         Prior to January 1, 2002, we amortized goodwill on a straight-line basis over the expected future periods to be benefited, generally 15 years. We assessed goodwill for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

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

         Allowance for Doubtful Accounts. In evaluating the collectibility of its accounts receivable, we assess a number of factors, including a specific customer's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debts to reduce the related receivable to the amount we ultimately expects to collect from customers.

     OUR RELATIONSHIP WITH MARTIN RESOURCE MANAGEMENT

         We are both an important supplier to and customer of Martin Resource Management. We provide marine transportation and terminalling services to Martin Resource Management under the following agreements. Each agreement has a three-year term, that began on November 1, 2002, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         o We provide marine transportation services to Martin Resource Management under an agreement on a spot-contract basis. We charge fees to Martin Resource Management under this agreement based on applicable market rates. Additionally, under this agreement, Martin Resource Management has agreed, for a three year period beginning November 1, 2002, to use four of our vessels in a manner such that we receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

         o Martin Resource Management leases one of our tanks at our Tampa terminal under a terminal services agreement. The tank lease fee is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

         We purchase land transportation services, underground storage services, sulfuric acid and marine fuel from Martin Resource Management. We also have exclusive access to and use of a truck loading and unloading terminal and pipeline distribution system owned by Martin Resource Management at Mont Belvieu, Texas. We purchase these products and services under the following agreements. Each agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         o Martin Resource Management transports LPG shipments and other liquid products under a motor carrier agreement. Our shipping rates are fixed for the first year of the agreement, subject to certain cost adjustments. After the first year, shipping rates may be adjusted as we and Martin Resource Management mutually agree or in accordance with a price index.

         o We lease 120 million gallons of underground LPG storage capacity in Arcadia, Louisiana from Martin Resource Management under an underground storage agreement. Our per-unit cost under this agreement is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

         o We purchase sulfuric acid and marine fuel on a spot-contract basis at a set margin over Martin Resource Management's cost under product supply agreements.

         o We use Martin Resource Management's Mont Belvieu truck loading and unloading terminal and pipeline distribution system under a throughput agreement. Our throughput fees are fixed for the first year of the agreement and then will be adjusted on an annual basis thereafter in accordance with a price index.

         With the exception of marine transportation services, which we provide to Martin Resource Management at applicable market rates, the pricing and rates of all of these agreements were based the same prices and rates in place prior to our initial public offering.

         Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement, which was entered into on November 1, 2002. We are required to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Under the omnibus agreement, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

     OUR RELATIONSHIP WITH CF MARTIN SULPHUR

         We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of December 31, 2002, our aggregate reimbursement liability would have been approximately $2.3 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

         We did not have significant revenues from CF Martin Sulphur prior to 2002.

         In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

         We only own a non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner which is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

RESULTS OF OPERATIONS

         The results of operations for the years ended December 31, 2001 and 2000 have been derived from the combined financial statements of Martin Midstream Partners Predecessor. The combined results of operations for the year ended December 31, 2002 have been derived from the combined financial statements of Martin Midstream Partners Predecessor for the period from January 1, 2002 through November 5, 2002 and the consolidated financial statements of Martin Midstream Partners, L.P. for the period from November 6, 2002 through December 31, 2002.

                                                            YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                    (COMBINED)
                                                       2002         2001         2000
                                                     ---------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Revenues:
     Marine transportation .......................   $  24,440    $  28,637    $  26,060
     Terminalling ................................       5,158        4,368        3,978
     Product sales:
         LPG distribution ........................      92,408       98,615      143,799
         Fertilizer ..............................      27,900       31,498       25,976
                                                     ---------    ---------    ---------
                                                       120,308      130,113      169,775
                                                     ---------    ---------    ---------
             Total revenues ......................     149,906      163,118      199,813
                                                     ---------    ---------    ---------

Costs and expenses:
     Cost of products sold:
         LPG distribution ........................      87,190       93,664      128,834
         Fertilizer ..............................      23,318       26,103       21,229
                                                     ---------    ---------    ---------
                                                       110,508      119,767      150,063
Expenses:
     Operating expenses ..........................      19,710       20,472       25,993
     Selling, general and administrative .........       6,624        7,513        7,880
     Depreciation and amortization ...............       4,488        4,122        6,413
                                                     ---------    ---------    ---------
         Total costs and expenses ................     141,330      151,874      190,349
                                                     ---------    ---------    ---------
         Operating income ........................       8,576       11,244        9,464
                                                     ---------    ---------    ---------

Other income (expense):
     Equity in earnings of unconsolidated entities       3,164        1,477          192
     Interest expense ............................      (3,628)      (5,390)      (7,949)
     Other, net ..................................          47           82           70
                                                     ---------    ---------    ---------
         Total other income (expense) ............        (417)      (3,831)      (7,687)
                                                     ---------    ---------    ---------

Income before income taxes .......................   $   8,159    $   7,413    $   1,777
                                                     =========    =========    =========

         Prior to November 6, 2002, our consolidated and combined financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we are not subject to income taxes due to our partnership structure. Therefore, we believe a more meaningful comparison of the results of our operations is income before income taxes.

         Our effective income tax rates for the period from January 1, 2002 through November 5, 2002 and the years ended December 31, 2001 and 2000 were 37%, 37% and 48%, respectively. Our effective income tax rates for the periods we were taxable differed from the federal tax rate of 34% primarily as a result of state income taxes and the non-deductibility of certain goodwill amortization for book purposes.

         We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the years ended December 31, 2002, 2001, and 2000.

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                           (COMBINED)
                                                              2002         2001         2000
                                                            ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Operating income (loss):
   Marine transportation ................................   $   3,858    $   7,787    $   5,395
   Terminalling .........................................       2,328        1,750          418

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                           (COMBINED)
                                                              2002         2001         2000
                                                            ---------    ---------    ---------
                                                                       (IN THOUSANDS)
   LPG distribution .....................................       2,237        1,064        3,880
   Fertilizer ...........................................       1,164        1,402          624
   Indirect selling, general, and administrative
        expenses ........................................      (1,011)        (759)        (853)
                                                            ---------    ---------    ---------
     Operating income ...................................   $   8,576    $  11,244    $   9,464
                                                            =========    =========    =========

   Equity in earnings of unconsolidated entities ........   $   3,164    $   1,477    $     192

         Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, income tax expenses, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

YEAR ENDED DECEMBER 31, 2002 (COMBINED) COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our total revenues were $149.9 million in 2002 compared to $163.1 million in 2001, a decrease of $13.2 million, or 8%. Our cost of products sold was $110.5 million in 2002 compared to $119.8 million in 2001, a decrease of $9.3 million, or 8%. Our total operating expenses were $19.7 million in 2002 compared to $20.5 million in 2001, a decrease of $0.8 million, or 4%.

         Our total selling, general and administrative expenses were $6.6 million in 2002 compared to $7.5 million in 2001, a decrease of $0.9 million, or 12%. Depreciation and amortization was $4.5 million in 2002 compared to $4.1 million in 2001, an increase of $0.4 million, or 9%. Our operating income was $8.6 million in 2002 compared to $11.2 million in 2001, a decrease of $2.7 million, or 24%.

         These results of operations are discussed in greater detail on a segment basis below.

     MARINE TRANSPORTATION BUSINESS

         The following table summarizes our results of operations in our marine transportation segment.

                                                         YEARS ENDED DECEMBER 31,
                                                        -------------------------
                                                           2002          2001
                                                        -----------   -----------
                                                            (IN THOUSANDS)
         Revenues ...................................   $    24,440   $    28,637
         Operating expenses .........................        17,201        17,845
                                                        -----------   -----------
              Operating margin ......................         7,239        10,792
         Selling, general and administrative expenses           524           505
            Depreciation and amortization ...........         2,857         2,500
                                                        -----------   -----------
                                                        $     3,858   $     7,787
                                                        ===========   ===========

         Revenues. Our marine transportation revenues decreased $4.2 million, or 15%, in 2002 compared to 2001. This decrease was primarily due to lower rates we charged for our services, lower demand for our services and the temporary non-use of two of our offshore barge units. The decrease in demand for our services, as well as the decrease in our rates, was primarily due to an industry-wide decrease in the transportation of fuel oil. In 2001, higher natural gas prices created additional demand for fuel oil as a substitute for natural gas. When natural gas prices declined by the end of the second quarter of 2001, the demand for and price of fuel oil returned to normal levels. Additionally, we placed one of our offshore barge units in a shipyard for 56 days during the first quarter of 2002. This unit historically carried fuel oil and was placed in the shipyard in order to modify it to carry molten sulfur. We placed another of our offshore barge units in a shipyard for 30 days for repair and maintenance. The unavailability of these two barge units resulted in a decrease in revenues during 2002. These vessels are both currently in operation and under term contracts.

         Operating expenses. Operating expense decreased $0.6 million, or 4% in 2002 compared to 2001. This decrease was due primarily to lower expenses incurred while two of our barge units were in a shipyard for the conversion and maintenance discussed above. Additionally, in November 2002, we purchased two inland barges that were previously utilized under an operating lease agreement.

         Selling general and administrative expenses. Selling, general, and administrative expenses were $.5 million for both years.

         Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 14% in 2002 compared to 2001. This increase was due primarily to depreciation of maintenance capital expenditures made during 2001. Additionally, in November 2002, we purchased two inland barges that were previously utilized under an operating lease agreement.

         In summary, our marine transportation operating income decreased $3.9 million, or 50%, in 2002 compared to 2001.

     TERMINALLING BUSINESS

         The following table summarizes our results of operations in our terminalling segment.

                                                            YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                               2002          2001
                                                           -----------   -----------
                                                                (IN THOUSANDS)
         Revenues ......................................   $     5,158   $     4,368
         Operating expenses ............................         1,181         1,075
                                                           -----------   -----------
              Operating margin .........................         3,977         3,293
         Selling, general and administrative expenses ..         1,266         1,277
            Depreciation and amortization ..............           383           266
                                                           -----------   -----------
                                                           $     2,328   $     1,750
                                                           ===========   ===========

         Revenues. Our terminalling revenues increased $0.8 million, or 18%, in 2002 compared to 2001. We received most of this increased revenue from two newly constructed asphalt tanks we put into service in May 2002.

         Operating expenses. Our operating expenses increased $0.1 million, or 10%, in 2002 compared to 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million for both years.

         Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 44%, in 2002 compared to 2001.

         In summary, our terminalling operating income increased $0.6 million, or 33% in 2002 compared to 2001.

     LPG DISTRIBUTION BUSINESS

The following table summarizes our results of operations in our LPG distribution segment.

                                                            YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                              2002          2001
                                                           -----------   -----------
                                                                (IN THOUSANDS)
         Revenues ......................................   $    92,408   $    98,615
         Cost of products sold .........................        87,189        93,664
         Operating expenses ............................         1,307         1,538
                                                           -----------   -----------
              Operating margin .........................         3,912         3,413
         Selling, general and administrative expenses ..         1,365         1,963
         Depreciation and amortization .................           310           386
                                                           -----------   -----------
            Operating income ...........................   $     2,237   $     1,064
                                                           ===========   ===========

         LPG Volumes (gallons) .........................       179,508       163,518

         Revenues. Our LPG distribution revenues decreased $6.2 million, or 6% in 2002 compared to 2001. This decrease was primarily due to decreases in LPG sales prices. Our average LPG sales price, on a per gallon basis, was 15% lower in 2002 compared to 2001. This decrease in price primarily resulted from an industry-wide decrease in the demand for LPG's during the winter of 2001/2002 compared to the winter of 2000/2001 because of colder than normal temperature during the first quarter of 2001. This decrease was offset by an industry wide increase in the demand for LPG's during the winter of 2002/2003 compared to the winter of 2001/2002 because of colder than normal temperatures during the fourth quarter of 2002. Our LPG sales volume increased 10% in 2002 compared to 2001.

         Cost of products sold. Our cost of products sold decreased $6.5 million, or 7%, in 2002 compared to 2001. This decrease approximated our decrease in sales and was a result of a 15%, decrease in the average price per gallon for product in 2002 compared to 2001.

         Operating expenses. Operating expenses decreased $0.2 million, or 15% in 2002 compared to 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million, or 30% in 2002 compared to 2001. This decrease was primarily due to a lower amount of incentive compensation in the first quarter of 2002 as compared to the first quarter of 2001. We paid a bonus in the first quarter of 2001 because of extraordinary operating results occurring in such quarter. This was a one-time bonus payment and was not part of an annual or other incentive compensation program. The remainder of the decrease was due to reduced bad debt costs and related legal fees.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both years.

         In summary, our LPG distribution operating income increased $1.2 million, or 110%, in 2002 compared to 2001.

     FERTILIZER BUSINESS

         The following table summarizes our results of operation in our fertilizer segment.

                                                            YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                               2002          2001
                                                           -----------   -----------
                                                                (IN THOUSANDS)
         Revenues ......................................   $    27,900   $    31,498
         Cost of products sold and Operating expenses ..        23,324        26,117
                                                           -----------   -----------
              Operating margin .........................         4,576         5,381
         Selling, general and administrative expenses ..         2,474         3,009
         Depreciation and amortization .................           938           970
                                                           -----------   -----------
            Operating income ...........................   $     1,164   $     1,402
                                                           ===========   ===========

         Fertilizer Volumes (tons) .....................         158.1         161.6

         Revenues. Our fertilizer business revenues decreased $3.6 million, or 11%, in 2002 compared to 2001. We had a decrease in sales of our premium, higher priced products as our average selling price per ton fell 9% in 2002 compared to 2001. Additionally, our sales volume declined 2%, mainly as a result of our elimination of certain low margin customers in the wholesale lawn and garden division.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $2.8 million, or 11%, in 2002 compared to 2001. As mentioned, our sales volume decreased 2% and we also sold a higher proportion of lower-priced products in 2002 compared to 2001. Consequently, we purchased less higher-priced raw materials for our premium products in 2002. Therefore, our average raw material cost, on a per ton basis, was lower in 2002 compared to 2001.

         Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $0.5 million, or 18%, in 2002 compared to 2001.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both years.

         In summary, our fertilizer operating income decreased $0.2 million, or 17%, in 2002 compared to 2001.

     STATEMENT OF OPERATIONS ITEMS AS A PERCENTAGE OF REVENUES.

         In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2002 and December 31, 2001. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

                                                                  YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                    2002            2001
                                                                 ----------       --------
                                                                      (IN THOUSANDS)
         Revenues..........................................          100%           100%
         Cost of products sold.............................           74%            73%
         Operating expenses................................           13%            13%
         Selling, general and administrative expenses......            4%             5%
         Depreciation and amortization.....................            3%             3%

     EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES

         Prior to November 6, 2002, equity in earnings of unconsolidated entities primarily related to our 49.5% non-controlling limited partner interest in CF Martin Sulphur but also included a 50% interest in a sulfur fungicide joint venture. Subsequent to November 6, 2002, this line item includes the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC.

         Equity in earnings of unconsolidated entities in 2002 increased $1.7 million, or 142%, compared to 2001, due to the improved operating results of CF Martin Sulphur. CF Martin Sulphur's average margin of products sold during 2002 increased approximately 40% when compared to its average margin during 2001. The improved sulfur margins were primarily due to an increased demand for sulfur. Additionally, CF Martin Sulphur sold 1.1 million tons in 2002 compared to 0.9 million tons in 2001, an increase of 19%. This increase was primarily due to the new tug/barge tanker unit we chartered to CF Martin Sulphur which was put into service in February 2002. In 2002, we received cash distributions of $0.9 million from CF Martin Sulphur. In 2001, we received cash distributions of $0.4 million from CF Martin Sulphur.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million for both years.

     INTEREST EXPENSE

         Our interest expense for all operations was $3.6 million for 2002 compared to $5.4 million for 2001, a decrease of $1.8 million, or 33%. This decrease was primarily due to lower interest rates on our variable rate debt in 2002 compared to 2001.

     INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expense was $1.0 million for 2002 compared to $0.8 million for 2001, an increase of $0.2 million or 33%. This increase was primarily due to higher legal and accounting fees associated with public company filings.

         Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the part or in the future, is or will be the most accurate or appropriate method of allocation of these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Subsequent to November 1, 2002, under an omnibus agreement between us and Martin Resource Management, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Our total revenues were $163.1 million in 2001 compared to $199.8 million in 2000, a decrease of $36.7 million, or 18%. Our cost of products sold was $119.8 million in 2001 compared to $150.1 million in 2000, a decrease of $30.3 million, or 20%. Our total operating expenses were $20.5 million in 2001 compared to $26.0 million in 2000, a decrease of $5.5 million, or 21%.

         Our total selling, general and administrative expenses were $7.5 million in 2001 compared to $7.9 million in 2000, a decrease of $0.4 million, or 5%. Depreciation and amortization was $4.1 million in 2001 compared to $6.4 million in 2000, a decrease of $2.3 million, or 36%. Our operating income was $11.2 million in 2001 compared to $9.5 million in 2000, an increase of $1.8 million, or 19%.

         These results of operations are discussed in greater detail on a segment basis below.

     MARINE TRANSPORTATION BUSINESS

         The following table summarizes our results of operations in our marine transportation segment.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------
                                                         (IN THOUSANDS)
Revenues .........................................   $   28,637   $   26,060
   Operating expenses ............................       17,845       17,272
                                                     ----------   ----------
     Operating margin ............................       10,792        8,788
   Selling, general and administrative expenses ..          505          390
   Depreciation and amortization .................        2,500        3,003
                                                     ----------   ----------
     Operating income ............................   $    7,787   $    5,395
                                                     ==========   ==========

         Revenues. Our marine transportation revenues increased $2.6 million, or 10%, in 2001 compared to 2000. This increase was primarily due to increased demand for our fuel oil barge services. The increase in demand for fuel oil transportation resulted from a dramatic increase in natural gas prices in early 2001, which lead industrial customers to switch to fuel oil as a substitute for natural gas. This increase in demand also resulted in an increase in the rates we were able to charge for our services.

         Operating expenses. Operating expenses increased $0.6 million, or 3%, in 2001 compared to 2000. This increase in operating expenses was attributable to the increased utilization of our marine transportation assets.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 30%, in 2001 compared to 2000, primarily due to an increase in personnel costs associated with the hiring of maintenance personnel to internalize maintenance costs.

         Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 17%, in 2001 compared to 2000.

         In summary, our marine transportation operating income increased $2.4 million, or 44%, in 2001 compared to 2000.

     TERMINALLING BUSINESS

         The following table summarizes our results of operations in our terminalling segment.

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Revenues .........................................   $     4,368   $     3,978
   Operating expenses ............................         1,075         1,678
                                                     -----------   -----------
     Operating margin ............................         3,293         2,300
   Selling, general and administrative expenses ..         1,277         1,425
   Depreciation and amortization .................           266           457
                                                     -----------   -----------
     Operating income ............................   $     1,750   $       418
                                                     ===========   ===========

         Revenues. Our terminalling revenues increased $0.4 million, or 10%, in 2001 compared to 2000. This increase was primarily due to one contract renewal and one new contract we executed in early 2000. Our contract renewal related to a sulfuric acid storage contract at our Tampa terminal, which enabled us to increase our storage rates for this tank. Our new contract related to the leasing of one of our tanks in Tampa we historically leased to an affiliate. The new customer paid higher rates than the rates we charged to our affiliate. The increase in revenues in 2001 as compared to 2000 is the result of these two contracts being in place during all of 2001 while they were in place for only a portion of the year in 2000.

         Operating expenses. Operating expenses decreased $0.6 million, or 36%, in 2001 compared to 2000. This decrease was due primarily to the loss of expenses associated with the molten sulfur tank in our Tampa terminal, which we contributed to CF Martin Sulphur in November 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 10%, in 2001 compared to 2000.

         Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 42%, in 2001 compared to 2000.

         In summary, our terminalling operating income increased $1.3 million, or 319%, in 2001 compared to 2000.

     LPG DISTRIBUTION BUSINESS

         The following table summarizes our results of operations in our LPG distribution segment.

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                     2001          2000
                                                  -----------   -----------
                                                       (IN THOUSANDS)
Revenues ......................................   $    98,615   $   143,799
Cost of products sold .........................        93,664       128,834
Operating expenses ............................         1,538         7,041
                                                  -----------   -----------
   Operating margin ...........................         3,413         7,924
Selling, general and administrative expenses ..         1,963         2,118
Depreciation and amortization .................           386         1,926
                                                  -----------   -----------
   Operating income ...........................   $     1,064   $     3,880
                                                  ===========   ===========

LPG revenue ...................................   $    98,615   $   104,974
Sulphur revenue ...............................            --   $    38,825

LPG Volume (gallons) ..........................       163,518       160,125

         As discussed previously, our molten sulphur business operations were transferred to CF Martin Sulphur in November 2000. Therefore, revenues, operating costs and operating income were reflected in the historical combined income statements prior to that time, and, subsequently, have been reflected through our non-controlling 49.5% limited partnership interest CF Martin Sulphur under the equity method of accounting.

         Revenues. Our distribution revenues decreased $45.2 million, or 31%, in 2001 compared to 2000. In November 2000, we contributed our molten sulfur storage and distribution business to CF Martin Sulphur Prior to this transaction, we reported revenues from this business in this segment. Approximately 86% of our $45.2 million decline in revenues in this segment during 2001, or $38.8 million, was attributable to the loss of our molten sulfur business revenues. The remaining 14% of this decrease, or $6.4 million, was primarily due to an industry-wide decrease in the demand and sales price of LPGs during 2001 compared to 2000. This decrease in demand and sales price was primarily caused by warmer temperatures during much of 2001. Our average LPG sales price during 2001 was 8% lower than our average sales price during 2000. The impact of this decrease in price on our revenues was partially offset by an increase in our sales volume in 2001. Our LPG sales volume during 2001 was 2% higher than our sales volume during 2000. This increased volume was a result of increased demand of certain industrial customers, whose demand is not affected significantly by temperature changes.

         Cost of products sold. Our cost of products sold decreased $35.2 million, or 27%, in 2001 compared to 2000. This decrease is due primarily to the contribution of our molten sulfur storage and distribution business to CF Martin Sulphur and the decrease in the sales prices of LPGs for the reasons described above.

         Operating expenses. Our distribution operating expenses decreased $5.5 million, or 78%, in 2001 compared to 2000. This decrease was due primarily to expenses we no longer incurred after the contribution of our molten sulfur storage and distribution business to CF Martin Sulphur.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 7%, in 2001 compared to 2000.

         Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 80%, in 2001 compared to 2000. This decrease was due primarily to the contribution of our molten sulfur storage and distribution business to CF Martin Sulphur in November 2000.

         In summary, our LPG distribution operating income decreased $2.8 million, or 73%, in 2001 compared to 2000.

     FERTILIZER BUSINESS

The following table summarizes our results of operations in our fertilizer segment.

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                     2001          2000
                                                  -----------   -----------
                                                      (IN THOUSANDS)
Revenues ......................................   $    31,498   $    25,976
Cost of products sold and operating expenses ..        26,117        21,231
                                                  -----------   -----------
   Operating margin ...........................         5,381         4,745
Selling, general and administrative expenses ..         3,009         3,094
Depreciation and amortization .................           970         1,027
                                                  -----------   -----------
   Operating income ...........................   $     1,402   $       624
                                                  ===========   ===========

Fertilizer volume (tons) ......................         161.6         160.7

         Revenues. Our fertilizer business revenues increased $5.5 million, or 21%, in 2001 compared to 2000. Our sales volume during 2001 was about the same as our sales volume during 2000. Our increase in revenues was primarily due to increases in our sales of higher-priced fertilizer products, which resulted in a higher average per ton sales price. In particular, we had an unusually large order under a term contract for one of our higher-priced products during 2001. Consequently, our average sales price, on a per ton basis, during 2001 was 21% higher than our average sales price during 2000.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $4.9 million, or 23%, in 2001 compared to 2000. This increase in cost of products sold and operating expenses was primarily the result of our increased production of higher-priced products that required more expensive raw materials.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 3%, in 2001 compared to 2000.

         Depreciation and amortization. Depreciation and amortization was $1.0 million for both 2001 and 2000.

         In summary, our fertilizer operating income increased $0.8 million, or 125%, in 2001 compared to 2000.

     STATEMENT OF OPERATIONS ITEMS AS A PERCENTAGE OF REVENUES.

         In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2001 and December 31, 2000. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

                                                               YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001            2000
                                                              ----------      ---------
Revenues.................................................         100%           100%
Cost of products sold....................................          73%            75%
Operating expenses.......................................          13%            13%
Selling, general and administrative expenses.............           4%             5%
Depreciation and amortization............................           3%             3%

     EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES

         Equity in earning of unconsolidated entities primarily relates to our 49.5% non-controlling limited partner interest in CF Martin Sulphur, L.P. In addition this line item includes our 50% interest in a sulfur fungicide joint venture. This joint venture interest will be retained by Martin Resource Management.

         In 2001, equity in earnings of unconsolidated entities increased by $1.3 million over 2000, substantially due to earnings from CF Martin Sulphur L.P. for a full twelve months in 2001 compared to only one month in 2000.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million in 2001 compared to $0.1 million in 2000.

     INTEREST EXPENSE

         Our interest expense for all operations was $5.4 million for 2001 compared to $7.9 million for 2000, a decrease of $2.6 million, or 32%. This decrease was primarily due to our reduced debt resulting from the debt assumed by CF Martin Sulphur in connection with the contribution of our molten sulfur storage and distribution business to it in November, 2000.

     INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expense decreased to $0.1 million, or 11%, to $0.8 million in 2001 compared to $0.9 million in 2000.

         In our historical combined financial statements, Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation was based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation of these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Subsequent to November 1, 2002, under an omnibus agreement between us and Martin Resource Management, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS AND CAPITAL EXPENDITURES

         In 2002, cash increased $1.6 million as a result of $5.1 million provided by operating activities, $4.1 million used in investing activities, and $0.6 million provided by financing activities. In 2001, cash decreased $0.1 million as a result of $11.1 million provided by operating activities, $6.8 million used in investing activities, and $4.4 million used in financing activities. In 2000, cash remained constant as a result of $1.6 million provided by operating activities, $3.1 million used in investing activities, and $1.4 million provided by financing activities.

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

         For 2002, 2001, and 2000 our capital expenditures for property and equipment were $5.3 million, $6.2 million and $3.9 million, respectively.

         As to each period:

            o In 2002, we spent $4.8 million for expansion and $0.5 million for maintenance.

            o In 2001, we spent $3.8 million for expansion and $2.5 million for maintenance.

            o In 2000, we spent $2.0 million for expansion and $1.9 million for maintenance.

         In 2002, our expansion capital expenditures were primarily for the construction of two new asphalt tanks and the purchase of two inland barges that were previously operated under an operating lease agreement. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry dockings of our vessels.

         In 2001, our expansion capital expenditures were primarily for the conversion of an inland tug barge unit to equip it to carry asphalt, the construction of two new asphalt tanks and the addition of a new fertilizer line at one of our plants. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry dockings of our vessels.

         In 2000, our expansion capital expenditures were primarily to complete a new fertilizer plant in Seneca, Illinois and upgrade a tank at our Tampa terminal. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry dockings of our vessels.

         In 2002, our financing activities consisted primarily of our initial public offering and related transactions. Net proceeds from the offering of $50.6 million along with an initial draw from our new credit facility of $37.2 million, net of issuance costs, were used to pay off our existing debt of $8.8 million and debt and related costs assumed from Martin Resource Management of $73.3 million. Additionally, we paid down $2.2 million of our new credit facility during the period subsequent to our initial public offering.

         In 2001 and 2002, financing activities consisted of payments of long term debt to financial lenders and net borrowings from or payments to affiliates pursuant to inter-company loans. In 2001, we were able to finance our capital expenditures with operating cash flow and then make net repayments of $4.4 million. In 2000, we needed net borrowings of $1.4 million to help fund capital expenditures.

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

         In connection with our initial public offering, on November 6, 2002 we assumed certain debt of Martin Resource Management with an aggregate outstanding balance of approximately $73.3 million and related costs. We used the proceeds of the offering and borrowings under our $60.0 million combined term and revolving credit facility to repay all of this assumed debt. We also used a portion of these proceeds to complete the purchase of two asphalt barges under an assumed lease-buy back arrangement with a third party for $2.9 million, which we accounted for as an expansion capital expenditure. As of December 31, 2002, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our new term loan and $10.0 million under our $35.0 million revolving line of credit.

         However, our ability to satisfy our debt service obligations, fund planned capital expenditures and pay distributions to our unitholders will depend upon our future operating performance, which is subject to certain risks. Please read "Risks Relating to Our Business" for a discussion of such risks.

         Total Contractual Cash Obligations; No Off Balance Sheet Arrangements. A summary of our total contractual cash obligations, as of December 31, 2002, is as follows (amounts in thousands):

                                                          Payment due by period
                                     -------------------------------------------------------------------
                                        Total        Due in        Due in       Due in          Due
   Type of Obligation (1)            Obligation       2003        2004-2005    2006-2007     Thereafter
                                     -----------   -----------   -----------   -----------   -----------
Long-term debt ...................   $    35,000   $        --   $    35,000   $        --   $        --

Interest on Long-term debt .......         4,221         1,483         2,738            --            --

Operating leases .................           306           195            67            44            --
                                     -----------   -----------   -----------   -----------   -----------

Total contractual cash obligations   $    39,527   $     1,678   $    37,805   $        44   $         0
                                     ===========   ===========   ===========   ===========   ===========

         We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

         We do not have any off-balance sheet financing arrangements.

     DESCRIPTION OF OUR CREDIT FACILITY

         In connection with the closing of our initial public offering on November 6, 2002, we entered into a new syndicated $35.0 million revolving line of credit and $25.0 million term loan led by Royal Bank of Canada, as administrative agent, lead arranger and book runner. The $35.0 million revolving credit facility comprised of (i) a $25.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $10.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. As of December 31, 2002 we had outstanding borrowings of $25.0 million under the term loan, and $10.0 million under our revolving line of credit.

         Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

         Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans ranges from 1.75% to 2.75% (currently 2.75%) and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. We incur a commitment fee on the unused portions of the revolving line of credit facility.

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

         The credit facility also contains covenants, which, among other things, requires us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $35.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition subfacility of not less than 2.0 to
1.0. We were in compliance with our debt covenants for the period November 6, 2002 through December 31, 2002 and as of December 31, 2002.

         The amount we are able to borrow under the working capital borrowing base is based on a formula. Under this formula, our borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base is being reduced by $375,000 per quarter during the entire three year term of our revolving credit facility. This quarterly reduction may decrease the amount we may borrow under the working capital subfacility and could result in quarterly mandatory prepayments to the extent that borrowings under this subfacility exceed the revised borrowing base.

         Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 6, 2005. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill is subject to a fair-value based impairment test in the year of adoption and on an annual basis. Similarly, goodwill associated with equity-method investments will no longer be amortized. With regard to intangible assets, SFAS No. 142 states that an acquired intangible asset should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged, without regard to the acquirer's intent. We adopted SFAS No. 142 effective January 1, 2002. The impact of such adoption is discussed in "Critical Accounting Policies" below.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We will adopt SFAS No. 143 effective January 1, 2003 and do not expect it will have a material impact on our financial condition or results of operations.

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

RISKS RELATED TO OUR BUSINESS

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this annual report, including our consolidated and combined financial statements and the related notes. Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

         WE MAY NOT HAVE SUFFICIENT CASH AFTER THE ESTABLISHMENT OF CASH RESERVES AND PAYMENT OF OUR GENERAL PARTNER'S EXPENSES TO ENABLE US TO PAY THE MINIMUM QUARTERLY DISTRIBUTION EACH QUARTER. Our available cash from operating surplus would have been insufficient in 2002 to pay the minimum quarterly distribution on all our units. We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

         WE EXPECT TO RECEIVE A MATERIAL PORTION OF OUR NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION FROM OUR NON-CONTROLLING 49.5% LIMITED PARTNER INTEREST IN CF MARTIN SULPHUR. We expect to receive a material portion of our net income and cash available for distribution from our non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest. We have virtually no rights or control over the operations or management of cash generated by this entity. CF Martin Sulphur is managed by its general partner, which is owned equally by CF Industries and Martin Resource Management. Deadlocks between CF Industries and Martin Resource Management over issues relating to the operation of CF Martin Sulphur could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

         Additionally, the partnership agreement for CF Martin Sulphur requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we will be substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of this entity does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and Martin Resource Management or for any other reason, including operating difficulties or if CF Martin Sulphur is unable to meet its debt service obligations, our cash flow and quarterly distributions would be reduced significantly.

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

         Changes in the insurance markets attributable to the September 11, 2001 terrorist attacks, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. As a result of the September 11 attacks and the risk of future terrorist attacks, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.

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

         RESTRICTIONS IN OUR DEBT AGREEMENTS MAY PREVENT US FROM MAKING DISTRIBUTIONS TO OUR UNITHOLDERS. We have approximately $35.0 million of indebtedness, composed of $10.0 million of debt under our revolving line of credit and $25.0 million of term debt. Our payment of principal and interest on our debt will reduce the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

         THE LOSS OR INSUFFICIENT ATTENTION OF KEY PERSONNEL COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. ADDITIONALLY, IF NEITHER RUBEN MARTIN NOR SCOTT MARTIN IS THE CHIEF EXECUTIVE OFFICER OF OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our success is largely dependent upon the continued services of members of the senior management team of Martin Resource Management. Those senior executive officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unitholders. Additionally, if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner, the lender under our credit facility could declare amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.

         We do not have employees. We rely solely on officers and employees of Martin Resource Management to operate and manage our business. Martin Resource Management conducts businesses and activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operation and ability to make distributions to our unitholders may be reduced.

         OUR LOSS OF SIGNIFICANT COMMERCIAL RELATIONSHIPS WITH MARTIN RESOURCE MANAGEMENT COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide marine transportation and terminalling services to Martin Resource Management to support its retained businesses under various commercial contracts. The loss of Martin Resource Management as a customer could have material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

         COST REIMBURSEMENTS WE PAY TO MARTIN RESOURCE MANAGEMENT MAY BE SUBSTANTIAL AND WILL REDUCE OUR CASH AVAILABLE FOR DISTRIBUTION TO OUR UNITHOLDERS. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services on behalf of our general partner that are substantially identical in nature and quality to the services it conducted for our business prior to our formation. The omnibus agreement requires us to reimburse Martin Resource Management for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management's indirect general and administrative expenses from its corporate allocation pool. These payments may be substantial. Payments to Martin Resource Management will reduce the amount of available cash for distribution to our unitholders.

         MARTIN RESOURCE MANAGEMENT HAS CONFLICTS OF INTEREST AND LIMITED FIDUCIARY RESPONSIBILITIES, WHICH MAY PERMIT IT TO FAVOR ITS OWN INTERESTS TO THE DETRIMENT OF OUR UNITHOLDERS. Martin Resource Management owns an approximate 58.3% limited partner interest in us and owns and controls our general partner, which owns our 2.0% general partner interest and incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

         o Officers of Martin Resource Management who provide services to us also devote significant time to the businesses of Martin Resource Management and are compensated by Martin Resource Management for that time.

         o We own a non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have virtually no rights or control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and Martin Resource Management. Because we have very limited control over the operations and management of CF Martin Sulphur, we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

         o Neither the partnership agreement nor any other agreement requires Martin Resource Management to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management without regard to the best interests of the common unitholders.

         o Martin Resource Management may compete with us, subject to the limitations set forth in the omnibus agreement.

         o Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

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

         o Our general partner determines which costs incurred by Martin Resource Management are reimbursable by us.

         o The partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

         o Our general partner controls the enforcement of obligations owed to us by Martin Resource Management.

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

         OUR LIMITED PARTNERS MAY NOT HAVE LIMITED LIABILITY IF A COURT FINDS THAT WE HAVE NOT COMPLIED WITH APPLICABLE STATUTES OR THAT UNITHOLDER ACTION CONSTITUTES CONTROL OF OUR BUSINESS. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court determined that:

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

         Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

         THE CONTROL OF OUR GENERAL PARTNER MAY BE TRANSFERRED TO A THIRD PARTY, AND THAT PARTY COULD REPLACE OUR CURRENT MANAGEMENT TEAM, WITHOUT UNITHOLDER CONSENT. ADDITIONALLY, IF MARTIN RESOURCE MANAGEMENT NO LONGER CONTROLS OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and to control the decisions taken by our general partner.

         If, at any time, Martin Resource Management no longer controls our general partner, the lender under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.

         MARTIN RESOURCE MANAGEMENT MAY ENGAGE IN LIMITED COMPETITION WITH US. Martin Resource Management may engage in limited competition with us. If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for LPGs. We also incur, to a lesser extent, risks related to interest rate fluctuations. We do not engage in commodity contract trading or hedging activities.

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

         Interest Rate Risk. We will be exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which will have a floating interest rate. We had $35.0 million of indebtedness outstanding under this facility at December 31, 2002. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in income before taxes of approximately $0.4 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             PAGE
The following financial statements of Martin Midstream Partners, L.P.
(Partnership) and Martin Midstream Partners Predecessor (Predecessor) are filed in this Item 8:

Independent Auditor's Report.......................................................55

Consolidated and Combined Balance Sheets...........................................56

Consolidated and Combined Statements of Operations.................................57

Consolidated and Combined Statements of Capital/Equity.............................58

Consolidated and Combined Statements of Cash Flows.................................59

Notes to Consolidated and Combined Financial Statements............................60

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Martin Midstream GP LLC:

         We have audited the accompanying consolidated and combined balance sheets, respectively, of Martin Midstream Partners L.P. and subsidiaries (successor) and Martin Midstream Partners Predecessor (predecessor) (collectively, Martin Midstream) as of December 31, 2002 and 2001, and the related consolidated and combined, respectively, statements of operations, capital/equity, and cash flows for the period from November 6, 2002 through December 31, 2002 (successor) and for the period from January 1, 2002 through November 5, 2002 and for the years ended December 31, 2001 and 2000 (predecessor). These financial statements are the responsibility of Martin Midstream's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined, respectively, financial position of Martin Midstream and the results of their operations and their cash flows for each of the specified periods in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated and combined financial statements, Martin Midstream changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP


Shreveport, Louisiana
March 19, 2003

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                             --------------------------
                                                                                2002            2001
                                                                             -----------    -----------
                                                                            (PARTNERSHIP)  (PREDECESSOR)
                                                                               (DOLLARS IN THOUSANDS)
                                     ASSETS
Cash .....................................................................   $     1,734    $        62
Accounts and other receivables, less allowance for doubtful accounts of
     $296 and $355 .......................................................        20,225         14,669
Product exchange receivables .............................................         1,040            356
Inventories ..............................................................        15,511         13,601
Due from affiliates ......................................................           332             --
Other current assets .....................................................           273            137
                                                                             -----------    -----------
     Total current assets ................................................        39,115         28,825
                                                                             -----------    -----------

Property, plant, and equipment, at cost ..................................        83,345         85,409
Accumulated depreciation .................................................       (27,488)       (28,335)
                                                                             -----------    -----------
     Property, plant and equipment, net ..................................        55,857         57,074
                                                                             -----------    -----------

Goodwill .................................................................         2,922          2,922
Other assets, net ........................................................         2,561            132
                                                                             -----------    -----------
                                                                             $   100,455    $    88,953
                                                                             ===========    ===========
                         LIABILITIES AND CAPITAL/EQUITY

Current installments of long-term debt ...................................   $        --    $       970
Trade and other accounts payable .........................................        14,007          8,853
Product exchange payables ................................................         2,285          4,109
Other accrued liabilities ................................................         2,057            862
                                                                             -----------    -----------
     Total current liabilities ...........................................        18,349         14,794
                                                                             -----------    -----------

Long-term debt, net of current installments ..............................        35,000          7,845
Due to affiliates ........................................................            --         36,796
Deferred income taxes ....................................................            --          9,319
Other liabilities ........................................................            --          1,441
                                                                             -----------    -----------
     Total liabilities ...................................................        53,349         70,195
                                                                             -----------    -----------

Owner's equity ...........................................................            --         18,758
Partners' capital ........................................................        47,106             --
Commitments and contingencies ............................................
                                                                             -----------    -----------
                                                                             $   100,455    $    88,953
                                                                             ===========    ===========

See accompanying notes to consolidated and combined financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS



                                                          PARTNERSHIP                      PREDECESSOR
                                                        ---------------    -----------------------------------------------------
                                                         PERIOD FROM        PERIOD FROM
                                                       NOVEMBER 6, 2002   JANUARY 1, 2002
                                                           THROUGH           THROUGH             YEAR ENDED DECEMBER 31,
                                                         DECEMBER 31,       NOVEMBER 5,       ----------------------------------
                                                             2002               2002               2001               2000
                                                        ---------------    ---------------    ---------------    ---------------
                                                                     (DOLLARS IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
Revenues:
     Marine transportation ..........................   $         4,104    $        20,336    $        28,637    $        26,060
     Terminalling ...................................               937              4,221              4,368              3,978
     Product sales:
         LPG distribution ...........................            23,361             69,047             98,615            143,799
         Fertilizer .................................             5,344             22,556             31,498             25,976
                                                        ---------------    ---------------    ---------------    ---------------
                                                                 28,705             91,603            130,113            169,775
                                                        ---------------    ---------------    ---------------    ---------------
             Total revenues .........................            33,746            116,160            163,118            199,813
                                                        ---------------    ---------------    ---------------    ---------------

Costs and expenses:
     Cost of products sold:
         LPG distribution ...........................            22,109             65,081             93,664            128,834
         Fertilizer .................................             4,327             18,991             26,103             21,229
                                                        ---------------    ---------------    ---------------    ---------------
                                                                 26,436             84,072            119,767            150,063
Expenses:
     Operating expenses .............................             3,056             16,654             20,472             25,993
     Selling, general and administrative ............               857              5,767              7,513              7,880
     Depreciation and amortization ..................               747              3,741              4,122              6,413
                                                        ---------------    ---------------    ---------------    ---------------
         Total costs and expenses ...................            31,096            110,234            151,874            190,349
                                                        ---------------    ---------------    ---------------    ---------------
         Operating income ...........................             2,650              5,926             11,244              9,464
                                                        ---------------    ---------------    ---------------    ---------------

Other income (expense):
     Equity in earnings of unconsolidated entities ..               599              2,565              1,477                192
     Interest expense ...............................              (345)            (3,283)            (5,390)            (7,949)
     Other, net .....................................                 5                 42                 82                 70
                                                        ---------------    ---------------    ---------------    ---------------
         Total other income (expense) ...............               259               (676)            (3,831)            (7,687)
                                                        ---------------    ---------------    ---------------    ---------------

Income before income taxes ..........................             2,909              5,250              7,413              1,777
Income taxes ........................................                --              1,959              2,735                847
                                                        ---------------    ---------------    ---------------    ---------------
Net income ..........................................   $         2,909    $         3,291    $         4,678    $           930
                                                        ===============    ===============    ===============    ===============

General partner's interest in net income ............   $            58
Limited partners' interest in net income ............   $         2,851
Net income per limited partner unit .................   $           .40
Weighted average limited partner units ..............         7,153,362

See accompanying notes to consolidated and combined financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
             CONSOLIDATED AND COMBINED STATEMENTS OF CAPITAL/EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                         OWNER'S
                                          EQUITY                        PARTNERS' CAPITAL
                                        ----------    ---------------------------------------------------------------
                                                                                                            GENERAL
                                                                    LIMITED PARTNERS                        PARTNER
                                                      -------------------------------------------------    ----------
                                                              COMMON                 SUBORDINATED
                                                      -----------------------   -----------------------
                                                        UNITS        AMOUNT       UNITS        AMOUNT        AMOUNT         TOTAL
                                                      ----------   ----------   ----------   ----------    ----------    ----------
                                                                                (DOLLARS IN THOUSANDS)
Balance - December 31, 2000 .........   $   13,150            --   $       --           --   $       --    $       --    $   13,150

Net Income ..........................          930            --           --           --           --            --           930
                                        ----------    ----------   ----------   ----------   ----------    ----------    ----------

Balance - January 1, 2001 ...........       14,080            --           --           --           --            --        14,080

Net income ..........................        4,678            --           --           --           --            --         4,678
                                        ----------    ----------   ----------   ----------   ----------    ----------    ----------

Balances - December 31, 2001 ........       18,758            --           --           --           --            --        18,758

Net income - from January 1, 2002
   through November 5, 2002 .........        3,291            --           --           --           --            --         3,291

Adjustment to reflect owner
   transactions prior to formation
   of Partnership ...................      (25,093)           --           --           --           --            --       (25,093)

Formation of Partnership ............        3,044            --           --    4,253,362       (2,984)          (60)           --

Issuance of units to public, net of
   underwriting and other costs .....           --     2,900,000       47,241           --           --            --        47,241

Net income - from November 6, 2002
   through December 31, 2002 ........           --            --        1,155           --        1,696            58         2,909
                                        ----------    ----------   ----------   ----------   ----------    ----------    ----------

Balances - December 31, 2002 ........   $       --     2,900,000   $   48,396    4,253,362   $   (1,288)   $       (2)   $   47,106
                                        ==========    ==========   ==========   ==========   ==========    ==========    ==========

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                   PARTNERSHIP                    PREDECESSOR
                                                                  --------------    --------------------------------------------
                                                                   PERIOD FROM
                                                                   NOVEMBER 6,       PERIOD FROM
                                                                      2002            JANUARY 1,
                                                                     THROUGH         2002 THROUGH       YEAR ENDED DECEMBER 31,
                                                                   DECEMBER 31,       NOVEMBER 5,     --------------------------
                                                                      2002               2002            2001            2000
                                                                  --------------    --------------    -----------    -----------
                                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income ................................................  $        2,909    $        3,291    $     4,678    $       930

     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization .........................             747             3,741          4,122          6,413
         Deferred income taxes .................................              --             1,830          2,656            656
         (Gain) loss on sale of property, plant, and
             equipment .........................................              --               (12)            (4)            (1)
         Equity in earnings of unconsolidated entities .........            (599)           (2,565)        (1,477)          (192)
         Change in current assets and liabilities,
             excluding effects of acquisitions and
             dispositions:
             Accounts and other receivables ....................          (5,919)               (3)         9,696        (10,061)
             Product exchange receivables ......................          11,117           (11,801)          (150)           605
             Inventories .......................................          (7,811)            5,901          3,931         (7,547)
             Other current assets ..............................            (261)              117          1,968         (2,107)
             Trade and other accounts payable ..................           5,525              (102)       (11,670)         8,988
             Product exchange payables .........................          (2,253)              429         (2,651)         3,509
             Other accrued liabilities .........................           1,289              (457)           (96)           478
         Change in other non-current assets, net ...............              80               (53)           141            (72)
                                                                  --------------    --------------    -----------    -----------
                Net cash provided by (used in)
                    operating activities .......................           4,824               316         11,144          1,621
                                                                  --------------    --------------    -----------    -----------

Cash flows from investing activities:
     Payments for property, plant, and equipment ...............          (3,007)           (2,303)        (6,229)        (3,944)
     Proceeds from sale of property, plant, and
         equipment .............................................              --               444            109              2
     Payment of costs associated with formation of
         unconsolidated partnership ............................              --                --           (701)            --
     Capital investment in unconsolidated joint
         venture ...............................................              --                --           (280)           (62)
     Payment received from unconsolidated partnership
         partner ...............................................              --                --             --            920
     Distributions from unconsolidated partnership .............             891                --            394             --
     Cash paid for acquisition .................................              --              (103)          (102)            --
                                                                  --------------    --------------    -----------    -----------
                Net cash used in investing activities ..........          (2,116)           (1,962)        (6,809)        (3,084)
                                                                  --------------    --------------    -----------    -----------
Cash flows from financing activities:
     Payments of long-term debt ................................          (2,200)           (8,815)        (2,801)        (2,107)
     Payments of assumed debt and related costs ................              --           (73,263)            --             --
     Net proceeds from initial public offering .................              --            50,571             --             --
     Proceeds from long-term debt ..............................              --            37,200             --             --
     Payments of debt issuance costs ...........................              --            (1,421)            --             --
     Borrowings from affiliates ................................              --            46,326         57,865         55,774
     Payments to affiliates ....................................          (4,087)          (43,701)       (59,464)       (52,246)
                                                                  --------------    --------------    -----------    -----------
                Net cash provided by (used in)
                    financing activities .......................          (6,287)            6,897         (4,400)         1,421
                                                                  --------------    --------------    -----------    -----------
                Net increase (decrease) in cash and
                    cash equivalents ...........................          (3,579)            5,251            (65)           (42)
Cash at beginning of period ....................................           5,313                62            127            169
                                                                  --------------    --------------    -----------    -----------
Cash at end of period ..........................................  $        1,734    $        5,313    $        62    $       127
                                                                  ==============    ==============    ===========    ===========

See accompanying notes to consolidated and combined financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         Martin Midstream Partners, L.P. (the "Partnership") provides marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. ("CF Martin Sulphur"), which operates a sulfur storage and transportation business. The Partnership operates primarily in the Gulf Coast region of the United States.

         Before November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation ("MRMC"). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership (see Note 3, Initial Public Offering), MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the "General Partner"), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas ("LPG") distribution; and (4) fertilizer manufacturing.

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

(a)      PRINCIPLES OF PRESENTATION, COMBINATION AND CONSOLIDATION

         Prior to November 6, 2002, the financial statements have been referred to as those of the Martin Midstream Partners Predecessor and presented as combined financial statements. Subsequent to November 6, 2002, the financial statements are referred to as consolidated financial statements of the Partnership. Financial information related to the Partnership's financial position, results of operations or cash flows prior to November 6, 2002 exclude the assets and operations retained by MRMC, except for those assets and operations retained by MRMC related to the LPG distribution and fertilizer manufacturing lines of business. Financial information related to the Partnership's financial position, results of operations or cash flows subsequent to November 6, 2002 exclude all of the assets and operations retained by MRMC, thus including only the assets and operations conveyed to the Partnership. All intercompany transactions within the applicable reporting entities have been eliminated.

         The conveyance of the assets, liabilities and operations described above is treated as a reorganization of entities under common control and has been recorded at historical cost.

         The consolidated financial statements (from November 6, 2002) include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(b)      PRODUCT EXCHANGES

         Product exchange balances due to other companies under negotiated agreements are recorded at quoted market product prices while balances due from other companies are recorded at the lower of cost (determined using the first-in, first-out [FIFO] method) or market.

(c)      INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by using the FIFO method for all inventories.

(d)      REVENUE RECOGNITION

         Revenue for the Partnership's four operating segments are recognized as follows:

         Marine transportation -- Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.

         Terminalling -- Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate.

         LPG distribution -- When product is sold by truck, revenue is recognized upon delivering product to our customers as title to the product transfers when the customer physically receives the product. When product is sold in storage, or by pipeline, revenue is recognized when the customer receives product from either the storage facility or pipeline.

         Fertilizer -- Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.

(e)      EQUITY METHOD INVESTMENTS

         The Partnership has a 49.5% non-controlling limited partner interest in CF Martin Sulphur, L.P. ("CF Martin Sulphur"), which is accounted for by the equity method. This partnership collects and aggregates, transports, stores and markets molten sulfur supplied by oil refiners and natural gas processors.

         There is a difference in the Partnership's basis in CF Martin Sulphur and in the Partnership's underlying equity on CF Martin Sulphur's books. Such difference is being amortized over 20 years as additional equity in earnings (losses) of unconsolidated entities.

         Prior to November 6, 2002, the Predecessor had a 50% interest in a joint venture which manufactures and sells a sulfur fungicide product. This investment was retained by MRMC and not contributed to the Partnership. Subsequent to November 6, 2002, the Partnership's only equity method investment is its interest in CF Martin Sulphur, as the interest in this fungicide joint venture was retained by MRMC.

(f)      PROPERTY, PLANT, AND EQUIPMENT

         Owned property, plant, and equipment is stated at cost, less accumulated depreciation. Owned buildings and equipment are depreciated using straight-line method over the estimated lives of the respective assets.

         Routine maintenance and repairs are charged to operating expense while costs of betterments and renewals are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


accounts and the difference between net book value of the asset and proceeds from disposition is recognized as gain or loss.

(g)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Partnership adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Partnership to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Partnership was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Partnership was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. The Partnership was also required to perform an additional "annual" test during 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Partnership completed the initial test in the second quarter of 2002 and the annual test in the third quarter of 2002 with no indication of impairment.

         Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Predecessor's average cost of funds.

         Amortization of goodwill totaled $300, and $291 and for the years ended December 31, 2001, and 2000, respectively, and accumulated amortization amounted to $967 at December 31, 2001.

(h)      DEBT ISSUANCE COSTS

         In connection with the closing of the Partnership's initial public offering on November 6, 2002, the Partnership entered into a new syndicated $35,000 revolving line of credit and $25,000 term loan. The Partnership incurred debt issuance costs related this debt facility of $1,420. Amortization of debt issuance costs, which are included in interest expense for the period from November 6, 2002 through December 31, 2002 totaled $79, and accumulated amortization amounted to $79 at December 31, 2002. The unamortized balance of debt issuance costs, classified as other assets, at December 31, 2002 amounted to $1,341.

(i)      IMPAIRMENT OF LONG-LIVED ASSETS

         SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Partnership's financial statements.

         In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Prior to the adoption of SFAS No. 144, the Partnership accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(j)      INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expenses are incurred by MRMC and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by MRMC's personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and MRMC, the amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership's general partner has the right to agree to further increases in connection with expansions of the Partnership's operations through the acquisition or construction of new assets or businesses

(k)      INCOME TAXES

         Subsequent to November 6, 2002, the operations of the Partnership are not subject to income taxes.

         Prior to November 6, 2002, the operations of the Predecessor were included in the consolidated MRMC federal tax return and income taxes were calculated based on the combined tax attributes of MRMC's operations. Prior to November 6, 2002, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date.

(l)      ENVIRONMENTAL LIABILITIES

         The Partnership's policy is to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

(m)      ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership's best estimate of the amount of probable credit losses in the Partnership's existing accounts receivable.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(n)      USE OF ESTIMATES

         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(o)      COMPREHENSIVE INCOME

         For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

(3)      INITIAL PUBLIC OFFERING

         On November 6, 2002, the Partnership completed its initial public offering of 2,900,000 common units representing limited partnership interests at a price of $19.00 per common unit. The common units represent a 39.7% limited partnership interest in the Partnership. Total proceeds from the sale of the 2,900,000 common units were $55,100 before the payment of offering costs and underwriting commissions. Concurrent with the closing of the initial public offering, the Partnership (i) assumed borrowings of $67,200, related accrued interest of $4,600 and related prepayment penalties of $1,500 from MRMC and its subsidiaries, and (ii) entered into a $60,000 credit facility with a syndicate of financial institutions led by Royal Bank of Canada. This credit facility is composed of a $25,000 term loan and a $35,000 revolving line of credit comprised of a $25,000 working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and a $10,000 subfacility that may be used to finance permitted acquisitions and capital expenditures. On November 6, 2002, the Operating Partnership borrowed $25,000 under the term loan and $12,200 under the revolving line of credit.

         A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in millions):

       PROCEEDS RECEIVED:
            Sale of common units .........................   $    55,100
            Borrowing under term loan ....................        25,000
            Borrowing under revolving line credit ........        12,200
                                                             -----------

                Total proceeds received ..................   $    92,300
                                                             ===========

       USE OF PROCEEDS:
            Underwriter's fees ...........................   $     3,900
            Professional fees and other costs ............         4,000
            Repayment of assumed debt and related costs ..        73,300
            Repayment of debt under promissory note ......         8,200
            Buyout of operating lease for two barges .....         2,900
                                                             -----------

                     Total use of proceeds ...............   $    92,300
                                                             ===========

(4)      INVENTORIES

         Components of inventories at December 31, 2002 and 2001 were as follows:

                                                        2002         2001
                                                      ----------   ----------
       Liquefied petroleum gas ....................   $    9,302   $    7,101
       Fertilizer -- raw materials and packaging ..        2,623        2,693
       Fertilizer -- finished goods ...............        2,848        3,343
       Other ......................................          738          464
                                                      ----------   ----------
                                                      $   15,511   $   13,601
                                                      ==========   ==========

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(5)      PROPERTY, PLANT AND EQUIPMENT

         At December 31, 2002 and 2001, property, plant, and equipment consisted of the following:

                                                            DEPRECIABLE LIVES        2002          2001
                                                            -----------------     ---------     ---------
       Land..........................................                    --       $     660     $   1,118
       Improvements to land and buildings............           10-25 years           2,415         3,770
       Transportation equipment......................            3-7 years              413           470
       LPG storage equipment.........................            5-20 years           1,911         4,594
       Marine vessels................................            4-25 years          53,598        48,964
       Operating equipment...........................            3-20 years          23,734        22,349
       Furniture, fixtures and other equipment.......            3-20 years             460           569
       Construction in progress......................                                   154         3,575
                                                                                  ---------     ---------
                                                                                  $  83,345     $  85,409
                                                                                  =========     =========

Depreciation expense was $3,658 for the period from January 1, 2002 through November 5, 2002 and $732 for the period from November 6, 2002 through December 31, 2002. Depreciation expense for the years ended December 31, 2001 and 2000 was $3,750 and $6,050, respectively.

(6)      GOODWILL

         The following information relates to goodwill balances as of the periods presented:

                                                                                     2002          2001
                                                                                    -------      -------
       Carrying amount of goodwill:
          Marine transportation.................................................    $ 2,026      $ 2,026
          LPG distribution......................................................         80           80
          Fertilizer............................................................        816          816
                                                                                    -------      -------
                                                                                    $ 2,922      $ 2,922
                                                                                    =======      =======

         The following is a reconciliation of reported net income to the amounts that would have been reported had the Partnership been subject to SFAS 142 during all periods presented:

                                                 PERIOD FROM    PERIOD FROM         YEAR ENDED
                                                 NOVEMBER 6,  JANUARY 1, 2002      DECEMBER 31,
                                                2002 THROUGH      THROUGH     ---------------------------
                                                DECEMBER 31,    NOVEMBER 5,
                                                    2002           2002           2001           2000
                                                ------------   ------------   ------------   ------------
       Net income, as reported ..............   $      2,909   $      3,291   $      4,678   $        930
       Goodwill amortization, net of taxes ..             --             --            198            192
                                                ------------   ------------   ------------   ------------
       Net income, as adjusted ..............   $      2,909   $      3,291   $      4,876   $      1,122
                                                ============   ============   ============   ============

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(7)      LEASES

         The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements.

         The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2002 are as follows: 2003 -- $195; 2004 -- $38; 2005 -- $29; 2006 -- $26; and 2007 -- $18.

         Total rent expense for operating leases for the period from November 6, 2002 through December 31, 2002 was $283 and for the period from January 1, 2002 through November 5, 2002 was $1,868. Rent expense for the year ended December 31, 2001 and 2000 was $1,377 and $2,390, respectively.

(8)      INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

         On November 22, 2000, the Predecessor contributed certain assets and liabilities to acquire a 49.5% non-controlling limited partnership interest in a partnership, C.F. Martin Sulphur, L.P. (CF Martin), which is an independent provider of transportation, terminalling, marketing and logistics management services for molten sulfur. The carrying amount of assets and liabilities contributed by the Predecessor were as follows:

    Accounts and other receivables.....................................    $  8,314
    Inventories........................................................       3,176
    Other current assets...............................................          97
    Net property, plant, and equipment.................................      22,967
    Other assets.......................................................          29
    Accounts payable and accrued expenses..............................      (7,575)
    Long-term debt, including current installments.....................     (30,014)
                                                                           --------
                                                                           $ (3,006)
                                                                           ========

         The long-term debt contributed included $18.0 million of non-Predecessor debt which was contributed to the Predecessor by MRMC and then contributed by the Predecessor to the unconsolidated partnership.

         The gain of $3,006 was not recognized in connection with the exchange due to the Predecessor having an actual and implied commitment to support the operations of the partnership due to its continued involvement as a supplier of services to CF Martin and MRMC's guaranty of CF Martin's debt. The difference in the original carrying value (deferred credit of $3,006) of the Predecessor investment in the unconsolidated partnership and its share of the original net assets of $7,474 is being amortized over 20 years as additional equity in earnings in the partnership.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

         Certain financial information related to 1) the Partnership investment and equity in earnings in the unconsolidated partnership and 2) the unconsolidated partnership is as follows:

                                          PERIOD FROM      PERIOD FROM
                                          NOVEMBER 6,      JANUARY 1,
                                          2002 THROUGH    2002 THROUGH                       DECEMBER 31,
                                          DECEMBER 31,     NOVEMBER 5,     -------------------------------------------------
                                              2002             2002             2002             2001              2000
                                         --------------   --------------   --------------   --------------    --------------
PARTNERSHIP
Investment ...........................                                     $        1,082   $       (1,441)   $       (2,688)
                                                                           ==============   ==============    ==============

Equity in earnings:
   Allocation of actual earnings .....   $          512   $        2,378                              1,117              274
   Amortization of basis difference ..               87              437                                524               44
                                         --------------   --------------                     --------------    -------------
                                         $          599   $        2,815                     $        1,641    $         318
                                         ==============   ==============                     ==============    =============

Cash distributions received ..........   $          891   $           --                     $          394    $          --
                                         ==============   ==============                     ==============    =============

UNCONSOLIDATED PARTNERSHIP
Total assets .........................                                     $       53,510    $       42,973    $      47,129
Long-term debt .......................                                             11,763            10,850           11,432
Total partners' capital ..............                                             32,587            28,548           27,081
Partnership equity balance ...........                                             10,474             8,474            7,748
Revenues .............................                                             51,600            27,888            5,907
Net income ...........................                                              5,839             2,257              554

(9)      LONG-TERM DEBT

         At December 31, 2002 and 2001, long-term debt consisted of the following:

                                                                                          2002          2001
                                                                                        -------        -------
$25,000 working capital subfacility at variable interest rate (4.345%* weighted average at December 31, 2002), due November, 2005 secured by accounts
     receivable and inventory...................................................        $10,000        $   --

$25,000 term loan at variable interest rate (4.1938%** at December 31, 2002),
     due November, 2005, secured by property, plant and equipment...............         25,000            --

$12,000 term loan...............................................................        $    --        $8,815
                                                                                        -------        ------

Total long-term debt                                                                     35,000        $8,815

Less current installments                                                               $    --          $970
                                                                                        -------        ------

Long-term debt, net of current installments                                             $35,000        $7,845
                                                                                        =======        ======

* Interest rate fluctuates based on the LIBOR rate plus 275 basis points set on the date of each advance.

** Interest rate fluctuates based on LIBOR rate plus 275 basis points and is reset every six months. Such interest rate was set in November, 2002 at 4.1938%.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


         Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans ranges from 1.75% to 2.75% (currently 2.75%) and the applicable margin for base prime rate loans ranges from 0.75% to 1.75%. The Partnership incurs a commitment fee on the unused portions of the revolving line of credit facility.

         In addition, the credit facility contains various covenants, which, among other things, will limit the Partnership's ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures;
(viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

         The credit facility also contains certain covenants, which, among other things, requires the Partnership to maintain specified ratios of: (i) minimum net worth, (as defined in the credit facility) of $35,000; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0;
(iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of the term indebtedness and the revolving acquisition subfacility of not less than 2.0 to 1.0. The Partnership was in compliance with our debt covenants for the period from November 6, 2002 through December 31, 2002 and as of December 31, 2002.

         The amount the Partnership is able to borrow under the working capital borrowing base is based on a formula. Under this formula, the Partnership's borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base is being reduced by $375 per quarter during the entire three year term of the revolving credit facility.

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

(10)     INCOME TAXES

         The components of income tax expense (benefit) for the period from the period from January 1, 2002 through December 31, 2002, and the year ended December 31, 2001 and 2000, are as follows:

                            PERIOD FROM
                             JANUARY 1,
                               2002
                              THROUGH       YEAR ENDED DECEMBER 31,
                             NOVEMBER 5,   -------------------------
                                2002           2001          2000
                             -----------   -----------   -----------
Current:
     Federal .............   $        --   $        --   $        --
     State ...............           129            79           191
                             -----------   -----------   -----------
                                     129            79           191
Deferred - federal .......         1,830         2,656           656
                             -----------   -----------   -----------
                             $     1,959   $     2,735   $       847
                             ===========   ===========   ===========

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


         The income tax expense (benefit) for the period from January 1, 2002 through November 5, 2002 and the years ended 2001 and 2000 differs from the "expected" tax expense (benefit) (computed by applying the federal corporate rate of 34% to income before income taxes) as follows:

                                                                         PERIOD FROM
                                                                          JANUARY 1,
                                                                         2002 THROUGH     YEAR ENDED DECEMBER 31,
                                                                         NOVEMBER 5,      -----------------------
                                                                             2002           2001            2000
                                                                         ------------     --------         ------
"Expected" tax expense (benefit)...................................         $1,785         $2,520           $604
Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal income tax benefit.........             85             52            126
     Tax effect of nondeductible goodwill amortization.............             --             81             81
     Other nondeductible items.....................................             89             82             36
                                                                                --             --             --
                                                                            ------         ------           ----
                                                                            $1,959         $2,735           $847
                                                                            ======         ======           ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 include:

                                                                        AS OF
                                                                     DECEMBER 31,
                                                                         2001
                                                                     -----------
        Deferred tax assets:
             Difference in basis - unconsolidated partnership ....   $     1,762
             Net operating loss carry forward ....................         2,047
             Difference in basis of property, plant, and equipment           223
             Other ...............................................           890
                                                                     -----------
                 Total deferred tax assets .......................         4,922
                 Less valuation allowance ........................            --
                                                                     -----------
                 Net deferred tax assets .........................         4,922
                                                                     -----------

        Deferred tax liabilities:
             Excess of tax over book depreciation ................        14,241
             Other ...............................................            --
                                                                     -----------

                 Total deferred tax liabilities ..................        14,241
                                                                     -----------
                 Net deferred tax liability ......................   $     9,319
                                                                     ===========

         In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets was dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets were deductible, management believed it was more likely than not the Predecessor would realize the benefits of these deductible differences.

         At December 31, 2001, the Predecessor had total net operating loss carryforwards for federal income tax purposes of $6,021.

         The tax basis of the Partnership's net assets were $14,760 as of December 31, 2002.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(11)     RELATED PARTY TRANSACTIONS

         Included in the consolidated and combined financial statements for the years ended December 31, 2002, 2001 and 2000, are various related party transactions and balances primarily with 1) MRMC and affiliates and 2) CF Martin Sulphur.

Significant transactions with these related parties are reflected in the consolidated and combined financial statements as follows:

MRMC AND AFFILIATES

                                                                   PERIOD FROM     PERIOD FROM
                                                                   NOVEMBER 6,      JANUARY 1,              YEARS ENDED
                                                                  2002 THROUGH     2002 THROUGH             DECEMBER 31,
                                                                   DECEMBER 31,     NOVEMBER 5,     -------------------------------
                                                                       2002             2002             2001             2000
                                                                  --------------   --------------   --------------   --------------
LPG product sales (LPG revenues) ................................ $           --   $            9   $          237   $        1,223
Marine transportation revenues (Marine transportation
  revenues) .....................................................          1,525            4,205            3,999            3,686
Terminalling revenue and wharfage fees (Terminalling
  revenues) .....................................................            223              304              428              637
Fertilizer product sales (Fertilizer revenues) ..................             --            1,357            1,531            1,757
LPG storage and throughput expenses (LPG cost of products
  sold) .........................................................            575              250              741            1,079
Land transportation hauling costs (LPG cost of products sold)  ..          1,233            4,925            5,471            8,466
Sulfuric acid product purchases (Fertilizer cost of products
  sold) .........................................................            177            1,198            1,453            1,375
Fertilizer salaries and benefits (Fertilizer cost of
  products sold)                                                             405               --               --               --
Marine fuel purchases (Operating expenses) ......................            112            1,685              738            1,710
LPG truck loading costs (Operating expenses) ....................             61              275              432              357
Marine transportation salaries and benefits (Operating expenses)             967               --               --               --
LPG salaries and benefits (Operating expenses) ..................             96               --               --               --
Overhead allocation expenses (Selling, general and
  administrative expenses) ......................................            110              586              759              853
Terminalling salaries and benefits (Selling, general and
  administrative expenses) ......................................            119               --               --               --
LPG salaries and benefits (Selling, general and administrative
  expenses) .....................................................            100               --               --               --
Fertilizer salaries and benefits (Selling, general and
  administrative expenses) ......................................            226               --               --               --
Interest expense (Interest expense) .............................             --            2,819            4,570            6,111


CF MARTIN SULPHUR

                                                           PERIOD FROM    PERIOD FROM
                                                            NOVEMBER 6,    JANUARY 1,
                                                           2002 THROUGH    2002 THROUGH    YEARS ENDED DECEMBER 31,
                                                           DECEMBER 31,    NOVEMBER 5,   --------------------------
                                                              2002           2002           2001           2000
                                                           -----------    -----------    -----------    -----------
Marine transportation revenues (Marine transportation
     revenues) .........................................   $       920    $     4,476    $       586    $        --
Fertilizer handling fee (Fertilizer revenues) ..........            33             77            167             15
Product purchase settlements (Fertilizer cost of
     products sold) ....................................            12           (514)          (501)            61
Marine crew charge reimbursement (Offset to operating
     expenses) .........................................          (204)        (1,018)        (1,220)          (134)
Marine tug lease (Operating expenses) ..................            17             35             --             --
Reimbursement of Overhead (offset to Selling, general
     and administrative expenses) ......................           (34)          (168)          (202)           (22)

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


         Effective November 1, 2002, the Partnership entered into a three-year charter agreement with Martin Resource Management for the use of four of the Partnership's marine vessels on a spot-contract basis. The Partnership will charge fees to Martin Resource Management based on the then applicable market rates we charge to third parties on a spot-contract basis. Under the provisions of the charter agreement, Martin Resource Management has agreed to use these four vessels in a manner such that the Partnership will receive at least $5,600 in revenue, annually, for the use of these vessels by Martin Resource Management and third parties. In the event the Partnership does not receive at least $5,600 annually for the use of these vessels, Martin Resource Management will pay us any deficiency within 30 days after the end of the applicable 12-month period. For the period from November 6, 2002, the date of the Partnership's initial public offering, until December 31, 2002, a total of $1,247 was invoiced for the use of these vessels which includes $771 invoiced to Martin Resource Management.

         The Partnership is a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business, provided that indirect general and administrative expense and allocated corporate overhead will not exceed $1,000 during the twelve months following the closing of our initial public offering. This cap may be increased in subsequent years. This limitation shall not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

         The Partnership reimbursed Martin Resource Management for $110 of indirect expenses for the period from November 6, 2002, the date of the initial public offering, to December 31, 2002. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

         The Partnership reimbursed Martin Resource Management for $1,913 of direct costs and expenses for the period from November 6, 2002, the date of the initial public offering, to December 31, 2002. The direct expenses Martin Resource Management incurs on the Partnership's behalf consist primarily of our allocable portion of salaries and employee benefits costs of its employees who provide direct support for our operations. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses.

(12)     FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership's financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

- Accounts and other receivables, trade and other accounts payable, other accrued liabilities and due to affiliates -- The carrying amounts approximate fair value because of the short maturity of these instruments.

- Long-term debt including current installments -- The carrying amount approximates fair value due to the debt having a variable interest rate.

(13)     COMMITMENTS AND CONTINGENCIES

         Under the Partnership's marine transportation agreement with CF Martin Sulphur the Partnership could be obligated to reimburse CF Martin Sulphur for a portion of the expenditures CF Martin Sulphur incurred in connection with reconfiguring a tug/barge tanker unit to carry molten sulfur. The Partnership believes that the risk is remote that we will ever need to pay any amounts to CF Martin Sulphur under this reimbursement obligation. As

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


of December 31, 2002, the aggregate reimbursement liability would have been approximately $2.3 million. This amount decreases by approximately $300 annually based on an amortization rate.

         From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

(14)     BUSINESS SEGMENTS

         The Partnership has four reportable segments: transportation, terminalling, LPG distribution, and fertilizer. The Partnership's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

                                                                 OPERATING
                                                                  REVENUES    DEPRECIATION   OPERATING
                                    OPERATING    INTERSEGMENT      AFTER           AND        INCOME         CAPITAL
                                    REVENUES     ELIMINATIONS   ELIMINATIONS  AMORTIZATION     (LOSS)      EXPENDITURES
                                   -----------   ------------   ------------  -----------   -----------    ------------
Period from November 6, 2002
through December 31, 2002:
   Marine transportation .......   $     4,104   $        --    $     4,104   $       493   $       892    $     3,005
   Terminalling ................           937            --            937            86           497             --
   LPG distribution ............        23,599          (238)        23,361            18           913             --
   Fertilizer ..................         5,350            (6)         5,344           150           604              2
   Indirect selling, general,
     and administrative ........            --            --             --            --          (256)            --
                                   -----------   -----------    -----------   -----------   -----------    -----------

     Total .....................   $    33,990   $      (244)   $    33,746   $       747   $     2,650    $     3,007
                                   ===========   ===========    ===========   ===========   ===========    ===========

Period from January 1, 2002
through November 5, 2002:
   Marine transportation .......   $    20,473   $      (137)   $    20,336   $     2,364   $     2,966    $       165
   Terminalling ................         4,265           (44)         4,221           297         1,831          2,061
   LPG distribution ............        69,954          (907)        69,047           292         1,324             26
   Fertilizer ..................        22,916          (360)        22,556           788           560             51
   Indirect selling, general,
     and administrative ........            --            --             --            --          (755)            --
                                   -----------   -----------    -----------   -----------   -----------    -----------

     Total .....................   $   117,608   $    (1,448)   $   116,160   $     3,741   $     5,926    $     2,303
                                   ===========   ===========    ===========   ===========   ===========    ===========

Year ended December 31, 2001:
   Marine transportation .......   $    28,783   $      (146)   $    28,637   $     2,500   $     7,787    $     3,743
   Terminalling ................         4,368            --          4,368           266         1,750          1,462
   LPG distribution ............       100,179        (1,564)        98,615           386         1,064            103
   Fertilizer ..................        32,513        (1,015)        31,498           970         1,402            921
   Indirect selling, general,
     and administrative ........            --            --             --            --          (759)            --
                                   -----------   -----------    -----------   -----------   -----------    -----------

     Total .....................   $   165,843   $    (2,725)   $   163,118   $     4,122   $    11,244    $     6,229
                                   ===========   ===========    ===========   ===========   ===========    ===========

Year ended December 31, 2000:
   Marine transportation .......   $    32,256   $    (6,196)   $    26,060   $     3,003   $     5,395    $     1,809
   Terminalling ................         4,741          (763)         3,978           457           418            943
   LPG distribution ............       145,851        (2,052)       143,799         1,926         3,880             15
   Fertilizer ..................        26,214          (238)        25,976         1,027           624          1,177
   Indirect selling, general,
     and administrative ........            --            --             --            --          (853)            --
                                   -----------   -----------    -----------   -----------   -----------    -----------

     Total .....................   $   209,062   $    (9,249)   $   199,813   $     6,413   $     9,464    $     3,944
                                   ===========   ===========    ===========   ===========   ===========    ===========

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

                                                      PERIOD FROM      PERIOD FROM
                                                      NOVEMBER 6,        JANUARY 1,                   YEAR ENDED
                                                     2002 THROUGH      2002 THROUGH                   DECEMBER 31,
                                                      DECEMBER 31,      NOVEMBER 5,      --------------------------------
                                                         2002               2002              2001              2000
                                                     --------------    --------------    --------------    --------------
Operating income .................................   $        2,650    $        5,926    $       11,244    $        9,464
Equity in earnings of unconsolidated entities ....              599             2,565             1,477               192
Interest expense .................................             (345)           (3,283)           (5,390)           (7,949)
Other, net .......................................                5                42                82                70
                                                     --------------    --------------    --------------    --------------
     Income before income taxes ..................   $        2,909    $        5,250    $        7,413    $        1,777
                                                     ==============    ==============    ==============    ==============

Total assets by segment are as follows:

                                                  DECEMBER 31,
                                    ---------------------------------------
                                       2002          2001          2000
                                    -----------   -----------   -----------
   Total assets:
        Marine transportation ...   $    45,341   $    42,962   $    42,675
        LPG distribution ........        28,308        21,387        33,874
        Fertilizer ..............        17,274        19,703        20,649
        Terminalling ............         9,532         4,901         5,186
                                    -----------   -----------   -----------
           Total assets .........   $   100,455   $    88,953   $   102,384
                                    ===========   ===========   ===========

         Revenues from one customer in the LPG distribution segment were $17,065, $16,246 and $23,302 for the years ended December 31, 2002, 2001 and
2000 respectively.

(15)     NON-CASH TRANSACTIONS

         During 2000 the Predecessor transferred property, plant and equipment with a net book value of $2,902 to affiliates of MRMC recording an offsetting amount to reduce due to affiliates. In November of 2000, the Predecessor contributed the following assets and liabilities to acquire a 49.5% non-controlling limited partnership interest in CF Martin:

        Accounts and other receivables ..................   $      8,314
        Inventories .....................................          3,176
        Other current assets ............................             97
        Net property, plant and equipment ...............         22,967
        Other assets ....................................             29
        Accounts payable and accrued expenses ...........         (7,575)
        Long-term debt, including current installments ..        (30,014)
                                                            ------------
                                                            $     (3,006)
                                                            ============

              In connection with the Partnership's initial public offering, on November 6, 2002, MRMC retained certain assets and liabilities previously included in the consolidated and combined financial statements of the Predecessor. Related amounts and their impact on owner's equity were as follows:

        Cash ........................................   $        (71)
        Accounts receivable .........................           (238)
        Net property, plant and equipment ...........         (1,765)
        Investment in unconsolidated joint venture ..            257
        Trade and other payables ....................             68
        Due to affiliates ...........................          4,120
        Deferred taxes ..............................             38
                                                        ------------
                                                        $      2,409
                                                        ============

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNER'S PREDECESSOR)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


              On November 6, 2002, immediately prior to the Partnership's initial public offering, MRMC contributed $73,263 indebtedness and related costs to the Partnership. Additionally, on November 6, 2002, $34,173 of due to affiliates and $11,588 of deferred income taxes were converted to owner's equity/partners' capital.

        CONSOLIDATED AND COMBINED QUARTERLY INCOME STATEMENT INFORMATION

                                   (UNAUDITED)

                                                                                               PERIOD FROM     PERIOD FROM
                                                                                                OCTOBER 1,      NOVEMBER 6,
                                                                                                  2002            2002
                                                                                                 THROUGH         THROUGH
                                                     FIRST          SECOND         THIRD        NOVEMBER 5,    DECEMBER 31,
                                                     QUARTER        QUARTER        QUARTER          2002           2002
                                                   ------------   ------------   ------------   ------------   ------------
                                                                (DOLLAR IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
2002
Revenues .......................................   $     35,595   $     32,745   $     33,002   $     14,818   $     33,746
Operating Income ...............................          2,937          1,320          1,384            285          2,650
Equity in earnings of unconsolidated entities ..            935            535            766            329            599
Income before income taxes .....................          2,796            907          1,234            313          2,909
Net income .....................................          1,657            713            749            172          2,909
Net income per limited partner unit ............             --             --             --             --   $       0.40

                                                    FIRST         SECOND       THIRD       FOURTH
                                                    QUARTER      QUARTER      QUARTER      QUARTER
                                                   ----------   ----------   ----------   ----------
                                                                 (DOLLAR IN THOUSANDS)
2001
Revenues .......................................   $   53,593   $   44,947   $   31,323   $   33,255
Operating Income ...............................        3,868        3,717        1,908        1,751
Equity in earnings of unconsolidated entities ..          520          178          245          534
Income before income taxes .....................        2,835        2,594          977        1,007
Net income .....................................        1,691        1,748          612          627


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF MARTIN MIDSTREAM PARTNERS L.P.

         Martin Midstream GP LLC, as our general partner, manages our operations and activities on our behalf. Our general partner was not elected by our unitholders and will not be subject to re-election in the future. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. However, whenever possible, our general partner seeks to provide that our indebtedness or other obligations are non-recourse to our general partner.

         We are managed and operated by the directors and officers of our general partner. All of our operational personnel are employees of Martin Resource Management. All of the officers of our general partner will spend a substantial amount of time managing the business and affairs of Martin Resource Management and its other affiliates. These officers may face a conflict regarding the allocation of their time between our business and the other business interests of Martin Resource Management. Our general partner intends to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

DIRECTORS AND EXECUTIVE OFFICERS OF MARTIN MIDSTREAM GP LLC

         The following table shows information for the directors and executive officers of our general partner. Executive officers and directors are elected for one-year terms.


NAME                                AGE   POSITION WITH THE GENERAL PARTNER
----                                ---   ---------------------------------
Ruben S. Martin...............      51    President, Chief Executive Officer and Director
Robert D. Bondurant...........      44    Executive Vice President and Chief Financial Officer
Donald R. Neumeyer............      55    Executive Vice President and Chief Operating Officer
Wesley M. Skelton.............      55    Executive Vice President, Chief Administrative Officer and Controller
Scott D. Martin...............      37    General Manager, Marine Operations and Director
John P. Gaylord...............      41    Director
C. Scott Massey...............      50    Director
Richard D. Waters Jr..........      53    Director

         Ruben S. Martin serves as President, Chief Executive Officer and a member of the Board of Directors of our general partner. Mr. Martin has served as President of Martin Resource Management since 1981 and has served in various capacities within the company since 1974. Mr. Martin has also served as President of CF Martin Sulphur, LLC, since its inception in 2000. Mr. Martin and Scott D. Martin, see below, are brothers. Mr. Martin holds a bachelor of science degree in industrial management from the University of Arkansas.

         Robert D. Bondurant serves as Executive Vice President and Chief Financial Officer of our general partner. Mr. Bondurant joined Martin Resource Management in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its Board of Directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant is also the Chief Financial Officer and Secretary of CF Martin Sulphur, LLC. Mr. Bondurant holds a bachelor of business administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas.

         Donald R. Neumeyer serves as Executive Vice President and Chief Operating Officer of our general partner. Mr. Neumeyer joined Martin Resource Management in March of 1982 as an operations manager. He has served as Vice President of Operations and Chief Operating Officer since 1983 and as a Director since 1990. From 1978 to 1982 Mr. Neumeyer was employed by Crystal Oil Company of Shreveport, Louisiana as Vice President of Marketing, Refining and Gas Processing. From 1970 to 1978 Mr. Neumeyer was employed by Mobil Oil Corporation in various capacities within its pipeline, crude oil, and gas liquid operations. Mr. Neumeyer holds a bachelor of science in mechanical engineering from Southern Methodist University in Dallas and is a registered professional engineer in the state of Texas.

         Wesley M. Skelton serves as Executive Vice President, Controller and Chief Administrative Officer of our general partner. Mr. Skelton joined Martin Resource Management in 1981 and has served as Chief Administrative Officer since 1981 and a Director since 1990. Prior to joining Martin Resource Management, Mr. Skelton served as Treasurer of First Federal Savings & Loan, Marshall Texas from January 1977 through January 1981 and was employed by Peat Marwick Mitchell & Co from August 1973 through January 1977. Mr. Skelton holds a bachelor of business administration degree from the University of Texas, and is a Certified Public Accountant licensed in the state of Texas.

         Scott D. Martin serves as General Manager, Marine Operations and as a member of the Board of Directors of our general partner. Mr. Martin has served as a Director of Martin Resource Management since 1990. He currently serves as General Manager of Martin Gas Marine and has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1980. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he is a member of the Walton Business School advisory board.

         John P. Gaylord serves as a member of the Board of Directors of our general partner. Mr. Gaylord has served as the President of Jacintoport Terminal Company since 1992. He originally joined Jacintoport Terminal Company when it was founded in 1989 as Vice President of Finance. Jacintoport Terminal Company is the general partner of Chartco Terminal L.P. which has storage and terminalling operations in Houston, Texas. Mr. Gaylord holds a bachelor of arts degree from Texas Christian University and a masters of business administration degree from Southern Methodist University.

         C. Scott Massey serves as a member of the Board of Directors of our general partner. Mr. Massey has been self employed as a Certified Public Accountant since 1999. From 1977 to 1998, Mr. Massey worked for KPMG Peat Marwick, LLP in various positions, including, most recently, as a Partner in the firm's Tax Practice -- Energy, Real Estate, Timber from 1986 to 1998. Mr. Massey received a bachelor of business administration degree from the University of Texas at Austin and a juris doctor degree from the University of Houston. Mr. Massey is a Certified Public Accountant, licensed in the states of Louisiana and Texas.

         Richard D. Waters, Jr. serves as a member of the Board of Directors of our general partner. Mr. Waters is a partner of JPMorgan Partners, the private equity investing arm of J.P. Morgan Chase & Co. Prior to joining Chase Capital Partners, the predecessor to JPMorgan Partners, in 1996, Mr. Waters had served in Chase's Merchant Banking Group since 1986. Mr. Waters also serves as a director of NuCo2 Inc. Mr. Waters received a bachelor of arts degree in economics from Hamilton College and a master of business administration degree from Columbia University.

Additional Information Regarding the Board of Directors of our General Partner

         BOARD MEETINGS AND COMMITTEES

         From November 6, 2002, the date of our initial public offering, to December 31, 2002, the Board of Directors of our general partner held two meetings. All five directors then in office attended both of these meetings. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The current members of the committees, the number of meetings held by each committee from November 6, 2002 to December 31, 2002, and a brief description of the functions performed by each committee are set forth below:

         Conflicts Committee (2 meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Waters. All three of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the Nasdaq National Market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

         Audit Committee (2 meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Waters. All three of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to review our external financial reporting, recommend engagement of our independent auditors and review procedures for internal auditing and the adequacy of our internal accounting controls. The members of the audit committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the Nasdaq National Market. The audit committee's report relating to the 2002 fiscal year appears on page 79.

         Compensation Committee (2 meetings). The members of the compensation committee are Messrs. Gaylord, Massey and Waters (chairman). All three of the members, attended all meetings of the compensation committee for the period noted above. The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

         Nominating Committee (no meetings). The members of the nominating committee are Messrs. Gaylord, Massey and Waters (chairman). The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner.

COMPENSATION OF DIRECTORS

         Non-employee directors of our general partner are entitled to receive an annual retainer fee of $20,000 dollars per year. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2002. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Our general partner's directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and the NASDAQ. Directors, officers and beneficial owners of more than 10 percent of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10 percent beneficial owners complied with all filing requirements during the year ended December 31, 2002, with the exception that Ruben S. Martin,

Scott D. Martin, and Messrs. Bondurant, Skelton and Neumeyer should each have filed a Form 3 on October 31, 2002, the date our registration statement became effective. Each of them filed the appropriate Form 3 on November 6, 2002, the date of our initial public offering.

REIMBURSEMENT OF EXPENSES OF OUR GENERAL PARTNER

         Our general partner will not receive a management fee or other compensation for its management of us. Our general partner and its affiliates will be reimbursed for expenses incurred on our behalf. All direct general and administrative expenses will be charged to us as incurred. Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. The reimbursement amount with respect to indirect general and administrative and corporate overhead expenses will not exceed $1.0 million for the first year. For each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. General and administrative expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $1.0 million cap. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read "Item 13. Certain Relationships and Related Transactions -- Agreements -- Omnibus Agreement."

                          REPORT OF THE AUDIT COMMITTEE

TO THE UNITHOLDERS OF
MARTIN MIDSTREAM PARTNERS L.P.

         The Board of Directors of Martin Midstream GP LLC (the "General Partner") maintains an audit committee comprising three outside directors. The Board of Directors and the audit committee believe that the audit committee's current member composition satisfies the rules of the Nasdaq National Market that govern audit committee composition, including the requirement that audit committee members all be "independent" as that term is defined by Nasdaq.

         The audit committee oversees the financial process of Martin Midstream Partners L.P. (the "Partnership") on behalf of the entire Board of Directors. Management has the primary responsibility for the Partnership's financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management. The Board of Directors has adopted a written Charter of the audit committee.

         The audit committee reviewed and discussed with the independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61. In addition, the audit committee has discussed with the Partnership's independent auditors the auditors' independence from management, the General Partner and the Partnership, including the matters in the written disclosures below and the letter from the independent auditors required by the Independence Standards Board, Standard No. 1.

         The audit committee discussed with the independent auditors the overall scope and plans for their audit. The audit committee meets with the independent auditors, with and without management present, to discuss the results of their examination, their evaluation of the Partnership's and the General Partner's internal controls and the overall quality of the their financial reporting. The audit committee held two meetings during 2002.

         The following table presents fees for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for 2002, and fees billed for other services rendered by KPMG LLP.

        Audit fees (1) .........................   $    975,000
        Audit related fees .....................   $         --
                                                   ------------
                 Audit and audit related fees ..   $    975,000

        Tax fees (2) ...........................   $    248,000

        All other fees .........................   $         --
                                                   ------------
                 Total fees ....................   $  1,223,000
                                                   ============

         (1) Audit fees includes fees for audits of the 2002 financial statements of the Partnership ($200,000) audit fees also includes audits of 2001, 2000, and 1999 financial statements of the Predecessor included in the Partnership's Registration Statement on Form S-1 and fees for services related to the review of such registration statement and the issuance of the related comfort letter to the underwriters ($775,000).

         (2) Tax fees are for services related to tax research and consultation related to the formation of the Partnership.

         In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission. The audit committee also determined that the provision of the non-audit services rendered KPMG LLP was compatible with maintaining KPMG LLP's independence.

March 19, 2003                                       AUDIT COMMITTEE

                                                     C. Scott Massey (Chairman)
                                                     John P. Gaylord
                                                     Richard D. Waters, Jr.

ITEM 11.  EXECUTIVE COMPENSATION

         We have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for certain indirect general and administrative expenses, including compensation expense allocated to the service of these individuals, that are allocated to us pursuant to the omnibus agreement. During the twelve month period ended November 6, 2003, the reimbursement for such indirect general and administrative expenses is capped at $1 million. The following table sets forth the compensation expense that was allocated for the services of each of the executive officers of our general partner for the period from November 6, 2002, the date of our initial public offering to December 31, 2002. This expense was paid by us to Martin Resource Management for the service of such officers pursuant to the omnibus agreement. Please see "Item 13. Certain Relationships and Related Transactions - Agreements
- Omnibus Agreement" for a discussion of the omnibus agreement.

                           SUMMARY COMPENSATION TABLE

                                                                     ALLOCATED ANNUAL COMPENSATION
                                                  --------------------------------------------------------------------
                                                                                               OTHER
                                                                                               ANNUAL       ALL OTHER
        NAME AND PRINCIPAL POSITION               YEAR(1)         SALARY         BONUS      COMPENSATION  COMPENSATION
                                                  -------         ------        ------      ------------  ------------
Ruben S. Martin..........................          2002           $6,252        $    0           $--           $--
     Chief Executive Officer

Robert D. Bondurant......................          2002           $7,378        $6,712           $--           $--
     Chief Financial Officer

Donald R. Neumeyer.......................          2002           $5,867        $  767           $--           $--
     Chief Operating Officer

Wesley M. Skelton........................          2002           $9,644        $2,300           $--           $--
     Controller

----------

(1) Period from November 1, 2002, the date of our initial public offering, through December 31, 2002.

COMPENSATION OF DIRECTORS

         Officers of our general partner who also serve as directors will not receive additional compensation. Each independent director will receive compensation for attending meetings of the directors as well as committee meetings. The amount of compensation to be paid to the independent directors is set forth in Item 9. Directors and Executive Officers of the Registrant.

MARTIN MIDSTREAM PARTNERS L.P. LONG-TERM INCENTIVE PLAN

         Our general partner has adopted the Martin Midstream Partners L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. As of March 20, 2003, no awards have been granted pursuant to the long-term incentive plan. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of our general partner's board of directors.

         Our general partner's board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

     RESTRICTED UNITS

         A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. The compensation committee will determine the period over which restricted units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of us, our general partner or Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management.

         If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any affiliate of our general partner or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The committee responsible for the administration of the long-term incentive plan, in its discretion, may grant distribution equivalent rights with respect to any restricted unit grants.

         We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

     UNIT OPTIONS

         The long-term incentive plan currently permits the grant of options covering common units. As of March 20, 2003, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

         Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any affiliate of our general partner or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

MARTIN RESOURCE MANAGEMENT EMPLOYEE BENEFIT PLANS

         Martin Resource Management has employee benefit plans for its employees and consultants who perform services for us. The following summary of these plans is not complete but outlines the material provisions of these plans.

         Martin Resource Management Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. This employee stock ownership plan is referred to in this prospectus as the "ESOP." Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment. Any forfeitures of non-vested accounts are allocated to the accounts of employed participants. Except for rollover contributions, participants are not permitted to make contributions to the ESOP.

         Martin Resource Management Profit Sharing Plan. Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to in this prospectus as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 15% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan in a percentage determined in the discretion of the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.

         Martin Resource Management Phantom Stock Plan. Under Martin Resource Management's phantom stock plan, phantom stock units granted thereunder have a ten year life and are non-transferable. Each recipient may exercise an election to receive either

         o an equivalent number of shares of Martin Resource Management, or

         o cash based on the latest valuation of the shares of common stock of Martin Resource Management held by the ESOP.

Any common stock of Martin Resource Management received cannot be pledged or encumbered. The recipient must sign an agreement waiving any voting rights with respect to shares received. Cash elections are paid in five equal annual installments. A put option, exercisable at the then fair market value of the common stock, is exercisable by the employee in the event Martin Resource Management is sold prior to an employee's election to receive common stock or cash.

         Martin Resource Management Non-Qualified Option Plan. In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants. Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 1,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 20, 2003, the beneficial ownership of the outstanding equity securities of us, by (i) each person who is known to us to beneficially own more than 5 percent of our outstanding units,
(ii) each director of our general partner and (iii) all directors and executive officers of our General Partner as a group.

                                                         PERCENTAGE                     PERCENTAGE OF   PERCENTAGE OF
                                         COMMON UNITS    OF COMMON      SUBORDINATED     SUBORDINATED    TOTAL UNITS
                                             TO BE      UNITS TO BE     UNITS TO BE      UNITS TO BE        TO BE
                                         BENEFICIALLY   BENEFICIALLY    BENEFICIALLY     BENEFICIALLY    BENEFICIALLY
      NAME OF BENEFICIAL OWNER(1)            OWNED        OWNED(2)         OWNED            OWNED          OWNED(2)
      ---------------------------        ------------   ------------    ------------    -------------   --------------
Martin Resource Management Corporation         --            --           4,253,362           100%          59.5%
Ruben S. Martin ....................        5,000            --           4,253,362(3)        100%          59.5%
Scott D. Martin.....................        5,000            --           4,253,362(3)        100%          59.5%
Donald R. Neumeyer..................        1,095            --                  --            --           --
Wesley M. Skelton...................        1,000            --                  --            --           --
Robert D. Bondurant.................        1,000            --                  --            --           --
John P. Gaylord.....................       10,000            --                  --            --           --
C. Scott Massey.....................        1,000            --                  --            --           --
Richard D. Waters Jr................           --            --                  --            --           --
All directors and executive officers
     as a group (8 persons).........           --            --                  --           100%          59.8%

----------

(1) The address Martin Resource Management Corporation and all of the individuals listed in this table is c/o Martin Midstream Partners, L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2) The percent of class shown is less than one percent unless otherwise noted.

(3) Includes the 4,253,362 subordinated units owned directly by Martin Resource Management. Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.6% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin owns securities in Martin Resource Management representing approximately 51.6% of the voting power thereof and serves on its Board of Directors. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the subordinated units owned by Martin Resource Management.

         Martin Resource Management owns our general partner and, together with our general partner, owns approximately 59.5% of our outstanding units. The table below sets forth information as March 20, 2003 concerning (i) the beneficial ownership of the redeemable preferred stock of Martin Resource Management, (ii) each person owning in excess of 5% of common stock of Martin Resource Management, and (iii) the common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.


                                                BENEFICIAL OWNERSHIP OF      BENEFICIAL OWNERSHIP OF
                                                      COMMON STOCK         REDEEMABLE PREFERRED STOCK
                                                ------------------------   -------------------------     PERCENT OF
                                                NUMBER OF    PERCENT OF     NUMBER OF     PERCENT OF    TOTAL VOTING
         NAME OF BENEFICIAL OWNER(1)             SHARES      OUTSTANDING     SHARES      OUTSTANDING        POWER
                                                ---------    -----------   -----------   -----------    ------------
Terence Sean Martin.......................        1,269         15.1%         2,527          16.6%           16.1%
R.S. Martin Jr. Children's Trust No. One
     f/b/o Angela Santi Jones(2)..........        1,278         15.2%            --          --               5.4%
Martin Resource Management Corporation
     Employee Stock Ownership Trust(3)....          735          8.7%            --          --               3.1%
Martin Grandchild's Trust f/b/o Angela
     Jones(4).............................           --         --            2,527          16.6%           10.7%
RSM, III Investments, Ltd.(5).............        2,267         27.0%            --          --               9.6%
SKM Partnership, Ltd.(6)..................        2,560         30.5%            --          --              10.8%
Ruben S. Martin(2) (3) (4) (5)............        4,574         54.4%         7,600          50.0%           51.6%
Scott D. Martin (2) (3) (4) (6)...........        4,573         54.4%         7,600          50.0%           51.6%
Donald R. Neumeyer(7).....................           36          *               --          --               *
Wesley M. Skelton(3) (7)..................          763          9.0%            --          --               3.2%
Robert D. Bondurant (7)...................          100          1.2%            --          --               *
Executive officers and directors as a Group
     (5 individuals)                              7,298         85.2%        12,673          83.4%           84.0%

----------

*  Represents less than 1.0%

(1) The business address of each shareholder, director and executive officer of Martin Resource Management is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2) Ruben S. Martin and Scott D. Martin are the co-trustees of the R.S. Martin Jr. Children's Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3) Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 735 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 735 shares.

(4) Ruben S. Martin is the trustee and Scott D. Martin is the successor trustee of the Martin Grandchild's Trust f/b/o Angela Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of redeemable preferred stock reported herein as beneficially owned by such individuals includes the 2,527 shares owned by such trust.

(5) Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,267 shares owned by such entity.

(6) Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(7) Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 36, 28 and 100 shares, respectively, by virtue of options issued under Martin Resource Management's nonqualified stock option plan.

         The following table sets forth information regarding securities authorized for issuance under our long-term incentive plan as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                             NUMBER OF SECURITIES TO                          NUMBER OF SECURITIES
                                                 BE ISSUED UPON                              REMAINING AVAILABLE FOR
                                                    EXERCISE           WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                 OF OUTSTANDING        EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                                    OPTIONS,         OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
-------------                                -----------------------  -------------------   ------------------------
                                                       (a)                    (b)                      (c)
Equity compensation plans
     Approved by security holders......                N/A                    N/A                    N/A
Equity compensation plans not
     Approved by security holders(1)...                0                      $     0                725,000
Total..................................                0                      $     0                725,000

----------

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see "Item 11. Executive Compensation - Martin Midstream Partners L.P. Long-Term Incentive Plan" above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Martin Resource Management owns 4,253,362 subordinated units representing an approximate 59.5% limited partner interest in us. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner's ability, as general partner, to manage and operate us, and Martin Resource Management's ownership of an approximate 59.5% limited partner interest in us, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

DISTRIBUTIONS AND PAYMENTS TO THE GENERAL PARTNER AND ITS AFFILIATES

         The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

    FORMATION STAGE
The consideration received by our
general partner and Martin Resource
Management for the
transfer of assets to us..............    o        4,253,362 subordinated units;

                                          o        2% general partner interest; and

                                          o        the incentive distribution rights.

    OPERATIONAL STAGE
Distributions of available cash to our
general partner.......................    We will generally make cash distributions 98% to our unitholders, including Martin Resource Management as holder of all of the subordinated units, and 2% to our general partner.  In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level as a result of its incentive distribution rights.
                                          Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $0.3 million on its 2.0% general partner interest and Martin Resource
                                          Management would receive an aggregate annual distribution of approximately
                                          $8.5 million on its subordinated units.
Payments to our general partner and its
affiliates............................    Martin Resource Management is be entitled to reimbursement for all direct and indirect expenses it or our general partner incur on our behalf, including general and administrative expenses.  The direct expenses include the salaries and benefit costs employees of Martin Resource
                                          Management who provide services to us.  Our general partner has sole discretion in determining the amount of these expenses.  The indirect expenses include general and administrative expenses and an allocation of its corporate overhead.  The reimbursement amount with respect to indirect general and administrative expenses and the corporate overhead allocation will not exceed $1.0 million for the first year following this offering.
                                          For each of the following four years, this amount may be increased by no more than percentage increase in the consumer price index for the applicable year.  Please read "--Agreements -- Omnibus Agreement" below.
Withdrawal or removal of our general
partner...............................    If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
    LIQUIDATION STAGE
Liquidation...........................    Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

AGREEMENTS

         We and Martin Resource Management have entered into various agreements that are not the result of arm's-length negotiations and consequently may not be as favorable to us as they might have been if we had negotiated them with unaffiliated third parties.

     OMNIBUS AGREEMENT

         We and our general partner are parties to an omnibus agreement with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management's tradenames and trademarks.

         Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of:

         o providing marine transportation of hydrocarbon products and by-products;

         o providing terminalling services for hydrocarbon products and by-products;

         o        distributing LPGs; and

         o manufacturing and selling fertilizer products and other sulfur-related products.

This restriction do not apply to:

         o the operation on our behalf of any asset or group of assets owned by us or our affiliates;

         o any business operated by Martin Resource Management, including the following:

                 o        providing land transportation of various liquids,

                 o distributing fuel oil, sulfuric acid, marine fuel and other liquids,

                 o providing marine bunkering and other shore-based marine services in Mobile, Alabama,

                 o operating a small crude oil gathering business in Stephens, Arkansas,

                 o operating an underground LPG storage facility in Arcadia, Louisiana, and

                 o operating, solely for our account, a LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

         o any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

         o any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

         o any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.

         Indemnification Provisions. Under the omnibus agreement, Martin Resource Management is obligated to indemnify us for five years after the closing of our initial public offering:

         o certain potential environmental liabilities associated with the operation of the assets contributed to us, and assets retained, by Martin Resource Management that relate to events or conditions occurring or existing before the closing of our initial public offering, and

         o any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.

         However, Martin Resource Management's maximum liability for this indemnification obligation will not exceed $7.5 million. Martin Resource Management will also indemnify us for liabilities relating to:

         o legal actions currently against Martin Resource Management at the time of our formation;

         o events and conditions associated with any assets retained by Martin Resource Management;

         o certain defects in the title to the assets contributed to us by Martin Resource Management that arise within four years after the closing of this offering to the extent such defects materially and adversely affect our ownership and operation of such assets;

         o our failure to obtain certain consents and permits necessary to conduct our business to the extent such liabilities arise within three years after the closing of our initial public offering; and

         o certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time that they were contributed.

         Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to date of the agreement. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management is reimbursed by us for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management's indirect general and administrative expenses from its corporate allocation pool. The reimbursement amount with respect to indirect general and administrative expenses and the corporate overhead allocation will not exceed $1.0 million for the first year. For each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner may agree, with the consent of the conflicts committee of our general partner, to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. After this five-year period, our general partner will determine the general and administrative expenses that will be allocated to us. Administrative and general expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $1.0 million cap. The provisions of the omnibus agreement regarding Martin Resource Management's services will terminate if Martin Resource Management ceases to control our general partner.

         Related Party Transactions. The omnibus agreement prohibits us from entering into any material agreement with Martin Resource Management without the prior approval of the conflicts committee of our general partner's board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between us and Martin Resource Management that requires aggregate annual payments in excess of then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read "-- Services" above.

         License Provisions. Under the omnibus agreement, Martin Resource Management has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its tradenames and marks, as well as the tradenames and marks used by some of its affiliates.

         Management of CF Martin Sulphur. Subject to the limitations referred to below, Martin Resource Management agreed that it will exercise its management rights regarding the operations of CF Martin Sulphur in a manner that it reasonably believes is in our best interests. Martin Resource Management also agreed that it will not approve or consent to any amendment to the CF Martin Sulphur partnership agreement without our prior written consent. Please read "Item 1. Business -- CF Martin Sulphur" for a discussion of Martin Resource Management's management rights regarding the operations of CF Martin Sulphur. However, in no event will persons affiliated with Martin Resource Management who serve as managers of CF Martin Sulphur L.L.C., the general partner of CF Martin Sulphur, be required to act in any manner that such person reasonably believes would violate law or constitute a breach of a fiduciary or similar duty. Except when obligated to do so, Martin Resource Management also agrees that it will neither sell its or our interest in CF Martin Sulphur, nor purchase an interest of a third party in the partnership, in accordance with the partnership agreement of CF Martin Sulphur without our written consent and, in some cases, only as directed by us. In the event we and Martin Resource Management agree to purchase an interest of a third party in CF Martin Sulphur, we agree that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

         Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of our general partner if such amendment would adversely affect the unitholders. The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which we will reimburse Martin Resource Management for general and administrative services performed on our behalf, will terminate if we are no longer an affiliate of Martin Resource Management.

    MOTOR CARRIER AGREEMENT

         We have entered into a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. Under the agreement, Martin Transport agreed to ship our LPG shipments as well as other liquid products.

         Term and Pricing. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our shipping rates are be fixed for the first year of the agreement, subject to adjustments resulting from cost items imposed on Martin Transport as the result of circumstances beyond Martin Transport's control and affecting similarly- situated private trucking companies. Thereafter, these rates will be adjusted on at least an annual basis as negotiated by the parties. In the event the parties are not able to agree on adjustments, the rates previously in effect will be adjusted according to a price index. Shipping charges under the agreement are also subject to a fuel surcharge determined each week in accordance with in the most recent U.S. Department of Energy's national diesel price index.

         Indemnification. Martin Transport will indemnify us against all claims arising out of the negligence or willful misconduct of Martin Transport and its officers, employees, agents, representatives and subcontractors. We will indemnify Martin Transport against all claims arising out of the negligence or willful misconduct of us and our officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport and us, our indemnification obligations will be shared in proportion to each party's allocable share of such joint negligence or misconduct.

    OTHER AGREEMENTS

         Terminal Services Agreement. We have entered into a terminal services agreement with Martin Resource Management under which we provide the following services for Martin Resource Management at our terminals:

         o we unload, transfer and store products received from vessels or trucks at the terminal; and

         o we transfer products stored at the terminal to vessels or trucks.

This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         Marine Transportation Agreement. We have entered into a marine transportation agreement under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Additionally, Martin Resource Management will agree for a three year period to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

         Underground Storage Agreement. We have entered into a product storage agreement with Martin Resource Management under which we lease storage space at Martin Resource Management's underground storage facility located in Arcadia, Louisiana. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement is fixed for the first year of the agreement and will be adjusted annually based on a price index. We will indemnify Martin Resource Management from any damages resulting from our delivery of products that are contaminated or otherwise fail to conform to the product specifications established in the agreement, as well as any damages resulting from our transportation, storage, use or handling of products.

         Marine Fuel. We have entered into an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas services by these docks under this agreement. Martin Resource Management provides fuel at a set margin of $.035 above its cost on a spot-contract basis. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         Sulfuric Acid. We have entered into an agreement with Martin Resource Management under which Martin Resource Management provides sulfuric acid for our Plainview facility. We agreed to purchase all of our sulfuric acid requirements for our Plainview facility under this agreement. Martin Resource Management provides sulfuric acid at a set margin of $4.00 per short ton above its cost on a spot-contract basis. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

         Throughput Agreement. We have entered into a three-year throughput agreement under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has a three-year term and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fees are fixed for the first year of the agreement and will be adjusted annually based on an index price.

         Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We have entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is be obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management and CF Martin Sulphur who also have tanks located at the Stanolind facility. See "Item 1. Business -- Terminalling Business -- Description of Terminal Facilities."

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of the management of our general partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be disclosed in our periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Financial Schedules

         (1) The following financial statements of Martin Midstream Partners L.P. and Subsidiaries and Martin Midstream Partners Predecessor are included in Part II, Item 8:

                  Report of Independent Accountants
                  Consolidated and Combined Balance Sheets
                  Consolidated and Combined Statements of Income
                  Consolidated and Combined Statements of Changes in
                    Capital/Equity
                  Consolidated and Combined Statements of Cash Flows
                  Notes to the Consolidated and Combined Financial Statements

         (2) Financial Statements of CF Martin Sulphur, L.P. for the years ended December 31, 2002 and December 31, 2001, an unconsolidated affiliate in which Martin Midstream Partners L.P. holds a non-controlling 49.5% interest which is accounted for by the equity method. These financial statements are being included pursuant to Rule 3-09 of Regulation S-X. In the future, if CF Martin Sulphur, L.P. does not meet the tests set forth in such regulation, financial statements of C.F. Martin Sulphur, L.P. will not be included in the reports of Martin Midstream Partners L.P. filed under the Securities Exchange Act of 1934.

                  Financial schedules under this item are not applicable or required.

         (b)      Reports on Form 8-K

                  On November 19, 2002, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of November 6, 2002) announcing the completion of the sale of its common units to the public and filing execution copies of exhibits to its Registration Statement on Form S-1 (Registration No. 333-91706).

                  On December 12, 2002, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, which included its press release dated December 11, 2002 as Exhibit 99.1, announcing its third-quarter earnings call and the release of financial results for the quarter ended September 30, 2002.

                  On December 12, 2002, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, which included its press release dated December 12, 2002 as Exhibit 99.1, announcing financial results for the quarter ended September 30, 2002.

                  On December 12, 2002, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, which furnished as Exhibits 99.1 and 99.2 the submissions of Ruben S. Martin, Chief Executive Officer and President of the general partner of the Registrant and Robert D. Bondurant, Executive Vice President and Chief Financial Officer of the Registrant to the Securities and Exchange Commission of certifications pursuant to 18 U.S.C.,
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  On January 21, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, which included its press release dated January 20, 2003 as Exhibit 99.1, announcing the declaration of its first minimum quarterly distribution.

         (c)      Exhibits

                  Reference is made to the Index to Exhibits beginning on page 97 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned thereunto duly authorized representative.

                                                Martin Midstream Partners L.P.
                                                (Registrant)

                                            By: Martin Midstream GP LLC
                                                Its General Partner

Date:  March 25, 2003                       By: /s/ RUBEN S. MARTIN
                                                -------------------------------
                                                Ruben S. Martin
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2003.


                 Signature                                                        Title
                 ---------                                                        -----
                                                       President, Chief Executive Officer and Director of Martin
          /s/ RUBEN S. MARTIN                             Midstream GP LLC
------------------------------------
              Ruben S. Martin

                                                       Executive Vice President and Chief Financial Officer of
        /s/ ROBERT D. BONDURANT                           Martin Midstream GP LLC
------------------------------------
            Robert D. Bondurant

                                                       Executive Vice President and Chief Operating Officer of
         /s/ DONALD R. NEUMEYER                           Martin Midstream GP LLC
------------------------------------
             Donald R. Neumeyer

                                                       Executive Vice President, Chief Administrative Officer,
         /s/ WESLEY M. SKELTON                            Secretary and Controller of Martin Midstream GP LLC
------------------------------------
             Wesley M. Skelton

                                                       General Manager, Marine Operations and Director of Martin
          /s/ SCOTT D. MARTIN                             Midstream GP LLC
------------------------------------
              Scott D. Martin


          /s/ JOHN P. GAYLORD                          Director of Martin Midstream GP LLC
------------------------------------
              John P. Gaylord


          /s/ C. SCOTT MASSEY                          Director of Martin Midstream GP LLC
------------------------------------
              C. Scott Massey


         /s/ RICHARD D. WATERS                         Director of Martin Midstream GP LLC
------------------------------------
             Richard D. Waters

                                  CERTIFICATION
                     PURSUANT TO AND IN CONNECTION WITH THE
                           ANNUAL REPORTS ON FORM 10-K
    TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Ruben S. Martin, certify that:

         1. I have reviewed this annual report on Form 10-K of Martin Midstream Partners L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003


/s/ RUBEN S. MARTIN
-----------------------------------------------------
Ruben S. Martin, President and
Chief Executive Officer of
Martin Midstream GP LLC,
the General Partner of Martin Midstream Partners L.P.

                                  CERTIFICATION
                     PURSUANT TO AND IN CONNECTION WITH THE
                           ANNUAL REPORTS ON FORM 10-K
    TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Robert D. Bondurant, certify that:

         1. I have reviewed this annual report on Form 10-K of Martin Midstream Partners L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

/s/ ROBERT D. BONDURANT
-----------------------------------------------------
Robert D. Bondurant, Executive Vice President and
Chief Financial Officer of Martin Midstream GP LLC,
the General Partner of Martin Midstream Partners L.P.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT NAME
------                                  ------------
    1.1  Underwriting Agreement dated October 31, 2002, by and among Martin
         Resource Management Corporation ("MRMC"), Martin Resource LLC
         ("Resource LLC"), Martin Midstream GP LLC (the "General Partner"),
         Martin Midstream Partners L.P. (the "Partnership"), Martin Operating
         Partnership L.P. (the "Operating Partnership"), Martin Operating GP LLC
         (the "Operating General Partner"), Martin Gas Marine LLC ("MGMLLC"),
         Martin Gas Sales LLC ("MGSLLC"), Martin L.P. Gas, Inc. ("MLP Gas"), CF
         Martin Sulphur Holding Corporation ("CFMSHC") and the underwriters named therein (filed as Exhibit 1.1 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

    3.1  Certificate of Limited Partnership of the Partnership, dated June 21,
         2002 (filed as Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.2  First Amended and Restated Agreement of Limited Partnership of the
         Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

    3.3  Certificate of Limited Partnership of the Operating Partnership, dated
         June 21, 2002 (filed as Exhibit 3.3 to the Partnership's Registration
         Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.4  Amended and Restated Agreement of Limited Partnership of Martin
         Operating Partnership L.P., dated November 6, 2002 (filed as Exhibit
         3.2 to the Partnership's Current Report on Form 8-K, filed December 12,
         2002, and incorporated herein by reference).

    3.5  Certificate of Formation of the General Partner, dated June 21, 2002
         (filed as Exhibit 3.5 to the Partnership's Registration Statement on
         Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.6  Certificate of Formation of the Operating General Partner, dated June
         21, 2002 (filed as Exhibit 3.7 to the Partnership's Registration
         Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.7 Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership's
         Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1,
         2002, and incorporated herein by reference).

    4.1  Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

    4.2 Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership's Registration Statement on Form
         S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

   10.1  Credit Agreement dated November 6, 2002, among the Operating
         Partnership, as borrower, the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, Comerica Bank-Texas, as co-agent, and the lenders named therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   10.2  Contribution, Conveyance and Assumption Agreement dated October 31,
         2002, by and among MRMC, Resource LLC, the General Partner, the
         Partnership, the Operating Partnership, the Operating General Partner,
         MGMLLC, Martin Resources, Inc., MLP Gas, MGSLLC, Martin Transport, Inc.
         ("Transport"), CFMSHC and Midstream Fuel Service LLC ("MFSLLC") (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed
         December 12, 2002, and incorporated herein by reference).

   10.3  Omnibus Agreement dated November 1, 2002, by and among MRMC, the
         General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership's Current Report on Form 8-K, filed
         December 12, 2002, and incorporated herein by reference).

   10.4  Motor Carrier Agreement dated November 1, 2002, by and between the
         Operating Partnership and Transport (filed as Exhibit 10.4 to the
         Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   10.5  Terminal Services Agreement dated November 1, 2002, by and between the
         Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the
         Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

EXHIBIT
NUMBER                                  EXHIBIT NAME
------                                  ------------
   10.6     Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the
            Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   10.7 Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership's Current Report on Form 8-K, filed December 12,
            2002, and incorporated herein by reference).

   10.8     Product Storage Agreement dated November 1, 2002, by and between
            Martin Underground Storage, Inc. and the Operating Partnership
            (filed as Exhibit 10.8 to the Partnership's Current Report on Form
            8-K, filed December 12, 2002, and incorporated herein by reference).

   10.9 Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   10.10    Product Supply Agreement dated November 1, 2002, by and between
            MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the
            Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   10.11    Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as
            Exhibit 10.11 to the Partnership's Current Report on Form 8-K, filed
            December 12, 2002, and incorporated herein by reference).

   10.12    Assignment and Assumption of Lease and Sublease dated November 1,
            2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership's Current Report on Form 8-K, filed
            December 12, 2002, and incorporated herein by reference).

   10.13    Purchaser Use Easement, Ingress-Egress Easement, and Utility
            Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

   21.1*    List of Subsidiaries

   99.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this
            Exhibit is furnished to the SEC and shall not be deemed to be "filed."

   99.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this
            Exhibit is furnished to the SEC and shall not be deemed to be "filed."

*  Filed herewith

                                                    Financial Statement Schedule
                                                      Pursuant to Item 15(a)2


                             CF MARTIN SULPHUR, L.P.

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Partners
CF Martin Sulphur, L.P.:


We have audited the accompanying balance sheets of CF Martin Sulphur, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years ended December 31, 2002 and 2001 and the period from November 22, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF Martin Sulphur, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from November 22, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for goodwill in 2002.








February 26, 2003

                             CF MARTIN SULPHUR, L.P.
                                 Balance Sheets
                           December 31, 2002 and 2001

                           ASSETS                             2002          2001
                                                           -----------   -----------
Current assets:
     Cash and cash equivalents                             $ 3,125,969     2,641,995
     Accounts receivable:
        Trade                                                4,529,158     2,110,183
        Related parties                                      3,346,599     1,376,064
        Product exchanges                                      634,412     1,163,195
     Inventories:
        Sulfur                                               1,574,126       614,944
        Materials and supplies                                 416,485       577,170
        Fuel                                                   236,086       195,216
     Other current assets                                      288,132        34,447
                                                           -----------   -----------
                 Total current assets                       14,150,967     8,713,214
Net property, plant and equipment                           29,671,042    24,790,351
Goodwill                                                     8,828,785     8,828,785
Other assets                                                   859,292       641,022
                                                           -----------   -----------
                                                           $53,510,086    42,973,372
                                                           ===========   ===========
                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current installments of long-term debt                $ 1,042,000       582,000
     Accounts payable:
        Trade                                                5,842,460     1,687,956
        Related parties                                        552,111       554,892
        Product exchanges                                    1,216,207       237,304
     Accrued expenses and other liabilities                    507,785       513,610
                                                           -----------   -----------
                 Total current liabilities                   9,160,563     3,575,762
Long-term debt, excluding current installments              11,763,000    10,850,000
                                                           -----------   -----------
                 Total liabilities                          20,923,563    14,425,762
Partners' capital                                           32,586,523    28,547,610
Commitments and contingencies
                                                           -----------   -----------
                                                           $53,510,086    42,973,372
                                                           ===========   ===========

                             CF MARTIN SULPHUR, L.P.
                            Statements of Operations
                     Years ended December 31, 2002 and 2001
                and the period from November 22, 2000 (inception)
                            through December 31, 2000

                                                2002            2001            2000
                                            ------------    ------------    ------------
Revenues:
     Sulfur sales                           $ 49,148,015      27,033,925       5,780,246
     Freight                                   2,451,733         853,895         126,768
                                            ------------    ------------    ------------
                 Total revenues               51,599,748      27,887,820       5,907,014
                                            ------------    ------------    ------------
Costs and expenses:
     Cost of sulfur sold:
        Cost of product                       28,144,853      14,395,843       4,296,030
        Operating expense                     13,241,736       7,229,176         721,445
     General and administrative expense        1,309,077       1,436,472         105,998
     Depreciation and amortization             2,142,064       1,775,276         147,637
                                            ------------    ------------    ------------
                 Total costs and expenses     44,837,730      24,836,767       5,271,110
                                            ------------    ------------    ------------
                 Operating income              6,762,018       3,051,053         635,904
                                            ------------    ------------    ------------
Other income (expense):
     Interest expense                           (954,331)       (820,436)        (91,768)
     Interest income                              31,226             485              --
     Other, net                                       --          25,604          10,314
                                            ------------    ------------    ------------
                                                (923,105)       (794,347)        (81,454)
                                            ------------    ------------    ------------
                 Net earnings               $  5,838,913       2,256,706         554,450
                                            ============    ============    ============

See accompanying notes to financial statements.

                             CF MARTIN SULPHUR, L.P.
                   Statements of Changes in Partners' Capital
                     Years ended December 31, 2002 and 2001
                and the period from November 22, 2000 (inception)
                            through December 31, 2000

                               GENERAL PARTNER             LIMITED PARTNERS
                               --------------    ----------------------------------
                                                                      MARTIN
                                                                     OPERATING
                                                       CF         PARTNERSHIP, L.P.
                                 CF MARTIN        INDUSTRIES,      (SUCCESSOR TO
                               SULPHUR L.L.C.         INC.        MARTIN COMPANIES)        TOTAL
                               --------------    --------------    ----------------  --------------
Capital contributions          $      265,265        18,787,260         7,473,929        26,526,454
Net earnings                            5,544           274,453           274,453           554,450
                               --------------    --------------    --------------    --------------
Balance at December 31, 2000          270,809        19,061,713         7,748,382        27,080,904
Net earnings                           22,568         1,117,069         1,117,069         2,256,706
Capital distributions                  (7,900)         (391,050)         (391,050)         (790,000)
                               --------------    --------------    --------------    --------------
Balance at December 31, 2001          285,477        19,787,732         8,474,401        28,547,610
Net earnings                           58,389         2,890,262         2,890,262         5,838,913
Capital distributions                 (18,000)         (891,000)         (891,000)       (1,800,000)
                               --------------    --------------    --------------    --------------
Balance at December 31, 2002   $      325,866        21,786,994        10,473,663        32,586,523
                               ==============    ==============    ==============    ==============

See accompanying notes to financial statements.

                             CF MARTIN SULPHUR, L.P.
                            Statements of Cash Flows
                     Years ended December 31, 2002 and 2001
                and the period from November 22, 2000 (inception)
                            through December 31, 2000

                                                              2002           2001           2000
                                                           -----------    -----------    -----------
Cash flows from operating activities:
    Net earnings                                           $ 5,838,913      2,256,706        554,450
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                      2,142,064      1,775,276        154,901
          Gain on sale of fixed assets                              --        (27,950)            --
          Changes in operating assets and liabilities
            (exclusive of contributed amounts in 2000):
               Accounts receivable trade                    (2,418,975)     2,871,437        818,769
               Accounts receivable product exchanges           528,783       (311,463)      (107,963)
               Related parties, net                         (1,973,316)     3,846,656     (3,755,567)
               Inventories                                    (839,367)       731,202      1,058,091
               Other current assets                           (253,685)        (1,945)        65,265
               Other assets                                   (530,187)      (499,539)         7,303
               Accounts payable trade                        4,154,504     (3,217,876)       551,028
               Accounts payable product exchanges              978,903     (1,703,921)        10,185
               Accrued expenses and other liabilities           (5,825)       199,430         99,530
                                                           -----------    -----------    -----------
                  Net cash provided by (used in)
                     operating activities                    7,621,812      5,918,013       (544,008)
                                                           -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property, plant, and equipment             (6,710,838)    (1,291,631)            --
    Proceeds from sale of property, plant, and equipment            --         58,200             --
                                                           -----------    -----------    -----------
                  Net cash used in investing activities     (6,710,838)    (1,233,431)            --
                                                           -----------    -----------    -----------
Cash flows from financing activities:
    Increase (decrease) in bank overdraft                           --       (580,673)       580,673
    Proceeds from issuance of long-term debt                 2,300,000             --             --
    Principal payments on long-term debt                      (927,000)      (582,000)   (18,000,000)
    Payment of debt costs and debt guaranty fee                     --        (89,914)       (36,665)
    Cash contribution from partners                                 --             --     18,000,000
    Cash distribution to partners                           (1,800,000)      (790,000)            --
                                                           -----------    -----------    -----------
                  Net cash provided by (used in)
                     financing activities                     (427,000)    (2,042,587)       544,008
                                                           -----------    -----------    -----------
                  Net increase in cash                         483,974      2,641,995             --
Cash at beginning of year                                    2,641,995             --             --
                                                           -----------    -----------    -----------
Cash at end of year                                        $ 3,125,969      2,641,995             --
                                                           ===========    ===========    ===========
Supplemental cash flow information:
    Interest paid                                          $   879,794        795,190             --

See accompanying notes to financial statements.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (a)      DESCRIPTION OF BUSINESS

                  C.F. Martin Sulphur, L.P. (the Partnership) was formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act for the primary purpose of being an independent provider of transportation, terminalling, marketing and logistics management services for molten sulfur. Prior to November 6, 2002, ownership in the Partnership, as defined in the Agreement, was shared among CF Martin Sulphur, L.L.C. as General Partner (1.0 percent) and CF Industries, Inc. (49.5 percent), Martin Gas Sales, Inc. (24.35 percent), Martin Gas Marine, Inc. (24.80 percent) and Martin Transport, Inc. (.35 percent) (collectively the "Martin Companies") as Limited Partners. Effective November 6, 2002, the interests held by the Martin Companies were contributed into Martin Operating Partnership, L.P. (MOP). The Partnership will continue in existence perpetually, unless earlier terminated in accordance with the Agreement of Limited Partnership (Agreement). Partnership income, gain, loss and distributions will be allocated, in accordance with the limited partnership agreement, in accordance with the respective partners percentage interests.

                  CF Martin Sulphur, L.L.C. (the Company), a Delaware Limited Liability Company, was formed November 22, 2000 for the purpose of holding the general partner interest in the Partnership, and further, to manage the Partnership and conduct, direct and exercise full control over all activities of the Partnership. All management powers over the business and affairs of the Partnership are exclusively vested in the general partner. The Company is owned by CF Industries, Inc. (50 percent) and Martin Resource Management Corporation (MRMC) (50 percent). Martin Operating Partnership, L.P. is wholly owned by Martin Midstream Partners, L.P. which is 60.3% owned by MRMC.

                  The Partnership does not have any employees because substantially all of its operations and administrative functions are provided by MRMC.

         (b)      CASH EQUIVALENTS

                  For purposes of reporting cash flows, the Partnership considers investments with maturities at date of purchase of three months or less to be cash equivalents.

         (c)      PRODUCT EXCHANGES

                  Product exchange balances due to other companies under negotiated agreements are recorded at quoted market product prices while balances due from other companies are recorded at the lower of cost (determined using the first-in, first-out
                  (FIFO) method) or market.

         (d)      INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out (FIFO) method for all inventories. Sulfur inventory cost consists of the cost of purchasing the sulfur and all direct and indirect charges necessary to get the sulfur to its existing condition and location.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


         (e)      PROPERTY, PLANT, AND EQUIPMENT

                  Owned property, plant, and equipment is stated at cost, less accumulated depreciation. Owned buildings and equipment are depreciated using the straight-line method over the estimated lives of the respective assets.

                  Routine maintenance and repairs are charged to operating expense while costs of betterments and renewals are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between net book value of the asset and proceeds from disposition is recognized as gain or loss.

                  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         (f)      GOODWILL

                  Prior to January 1, 2002, the Company amortized goodwill over the expected periods to be benefited, 20 years. Amortization of goodwill totaled approximately $467,000 for 2001 and $39,000 for the period from November 22, 2000 (inception) through December 31, 2000. Accumulated amortization as of December 31, 2001 was approximately $506,000.

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the estimated fair value of the reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its assessment of goodwill impairment as of the date of adoption and a subsequent periodic impairment assessment as of December 31, 2002. The assessments did not result in an indication of goodwill impairment as of either date.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


                  The following is a reconciliation of reported net earnings to the amounts that would have been reported had the Partnership been subject to SFAS 142 during the year ended December 31, 2001 and the period from November 22, 2000 (inception) through December 31, 2000.

                                                2001        2000
                                              ---------   ---------
                  Net earnings, as reported   2,256,706     554,450
                  Goodwill amortization         466,720      38,893
                                              ---------   ---------
                  Net income, as adjusted     2,723,426     593,343
                                              =========   =========

         (g)      INCOME TAXES

                  The federal income tax effect of Partnership activities has not been reflected in the financial statements since such taxes are the responsibility of the individual partners.

         (h)      USE OF ESTIMATES

                  Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         (i)      REVENUE RECOGNITION

                  Sulfur sales and freight revenue are recorded at delivery.

         (j)      RECLASSIFICATIONS

                  Certain amounts previously reported for prior years have been reclassified to conform with the 2002 presentation.

         (k)      COMPREHENSIVE INCOME

                  For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

         (l)      SEGMENT REPORTING

                  The Partnership operates in one reportable operating segment.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001

(2)      PROPERTY, PLANT, AND EQUIPMENT

         At December 31, 2002 and 2001, net property, plant, and equipment consisted of the following:

                                                        DEPRECIABLE
                                                           LIVES                 2002                  2001
                                                      -----------------    -----------------            ----------
Land                                                         --            $         546,217               346,217
Buildings and leasehold improvements                    3 - 25 years               3,644,188                35,162
Marine vessels                                          4 - 25 years              20,137,727            18,875,952
Operating equipment                                     3 - 20 years               8,053,846             6,013,765
Furniture, fixtures, and other equipment                3 - 10 years                   2,914                 1,643
Construction and leasehold improvements
     in progress                                                                     497,848               899,163
                                                                           -----------------            ----------
                                                                                  32,882,740            26,171,902
Accumulated depreciation                                                          (3,211,698)           (1,381,551)
                                                                           -----------------            ----------
                                                                           $      29,671,042            24,790,351
                                                                           =================            ==========

         Depreciation expense was $1,830,147 and $1,308,556 for the years ended December 31, 2002 and 2001, respectively; and $108,744 for the period from November 22, 2000 (inception) through December 31, 2000.

(3)      LONG-TERM DEBT

         At December 31, 2002 and 2001, long-term debt consisted of the following:

                                                                      2002            2001
                                                                  ------------    ------------
United States Government Guaranteed Ship Financing
     Bonds, Series 1995 maturing in 2021, payable in
     equal semi-annual installments of $184,000
     (Barge Series Bonds) and $107,000 (Tug Series Bonds),
     plus 6.70% interest on outstanding principal balance,
     secured by certain marine vessels                            $ 10,850,000      11,432,000
Note payable to bank, maturing in 2007, payable in
     quarterly installments of $115,000, plus variable interest
     (3.68% at December 31, 2002), secured by sulfur tank
     being constructed                                               1,955,000              --
                                                                  ------------    ------------
                                                                    12,805,000      11,432,000
Less current installments                                           (1,042,000)       (582,000)
                                                                  ------------    ------------
              Long-term debt, excluding current installments      $ 11,763,000      10,850,000
                                                                  ============    ============

         The aggregate maturities of long-term debt for the next five years are as follows: 2003 - $1,042,000; 2004 - $1,042,000; 2005 - $1,042,000;
         2006 - $1,042,000; and 2007 - $697,000.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       The United States Government Guaranteed Ship Financing Bonds (the Bonds), 1995 Series, were originally issued by Martin Gas Marine, Inc. with aggregate original principal totaling $14,526,000 including $9,195,000 designated "Barge Series Bonds" and $5,331,000 designated "Tug Series Bonds." The Bonds were issued under a trust indenture dated November 30, 1995. The Bonds were issued to finance the construction of a 10,500 long-ton molten sulfur barge (the "barge") and a 7,000 horsepower ocean-going tug (the "tug"). At inception, Martin Gas Marine, Inc. transferred to the Partnership all of its rights, title and interest in the vessels. In return, the Partnership assumed all liability under the indenture, including the outstanding bonds in the aggregate principal amount of $12,014,000, net of $18,000 upon formation.

       The Bonds have been guaranteed as to unpaid interest and principal by the United States of America under Title XI of the Merchant Marine Act of 1936, as amended. The Partnership also pays an additional fee on the outstanding balance to the United States Maritime Administration for its guarantee. As collateral security for the guarantee, the Partnership has assumed the executed Security Agreement and First Preferred Fleet Mortgage to grant to the Secretary of the Maritime Administration a security interest in the barge, certain other tangible or intangible property the Shipowner may acquire pursuant to the construction contract, and a Reserve Fund and Financial Agreement. In addition to the foregoing, MRMC has guaranteed full payment of the guarantee fees and principal and interest on the outstanding bonds.

       In November 2000, the Partnership entered into a Credit Agreement with Harris Trust and Savings Bank consisting of a $5,000,000 Revolving Note maturing in November 2003. There were no amounts outstanding under the Revolving Note at December 31, 2002 and 2001.

       Interest on the facility is due and payable monthly at a rate fluctuating with the base rate in effect on the date of the respective draws. The Revolving Note is secured by all accounts, general intangibles, inventory, and deposit accounts of the Partnership.

       Under the terms of the Credit Agreement, the Revolving Note facility borrowing base will equal the sum of (a) 80% of eligible accounts receivable, excluding exchanges plus (b) 65% of eligible inventory. The amount available under the borrowing base was approximately $5,858,000 (limited to the $5,000,000 maximum under the Revolving Note) and $2,594,000 at December 31, 2002 and 2001, respectively.

       Commitment fees are due and payable quarterly under the Credit Agreement at the rate of .5% per annum on the average daily unused portion of the Commitment.

       Under the terms of the Partnership's debt agreements, the Partnership is required to maintain compliance with certain financial ratios and covenants. The agreements also contain restrictions as to distributions of capital and dividends from the Partnership. These agreements also restrict liens on assets. The Partnership was in compliance with all restrictive covenants as of and for all periods presented. Under the terms of the debt agreements, substantially all assets of the Partnership are pledged.

(4)    RELATED PARTY TRANSACTIONS

       Included in the financial statements for December 31, 2002 and 2001 are various related party transactions and balances.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       The Partnership was provided management, employee, terminal operations and marine transportation services through a Master Services Agreement
       (MSA) with MRMC, Martin Gas Marine, Inc., and Martin Gas Sales, Inc. through November 6, 2002 and MRMC and MOP subsequent to November 6, 2002. The fees related to these services are reflected in operating and general and administrative expenses in the financial statements. The MSA remains in effect until November 22, 2010 and may be extended for successive periods of one year.

       Under the MSA, the Partnership (through November 6, 2002) paid the Martin Companies and MRMC a base management services fee, as agreed to by the Partnership and MRMC; subsequent to November 6, 2002, this services fee will be paid to MRMC and MOP. Upon formation and until January 1, 2002, the base service fee was $53,200 per month and after January 1, 2002 the base is adjusted annually to reflect increased or decreased costs of the Martin Companies and MRMC (through November 6, 2002) and MRMC and MOP subsequently, in providing the services. During the first twenty years of the MSA, MRMC will provide the Partnership with a $19,600 per month credit against each base management service fee. If the MSA is terminated for any reason prior to the expiration of the twentieth year, MRMC will make a cash payment to the Partnership in an amount specified in the MSA applicable to the termination date.

       Additionally, under the MSA, the Partnership will pay MRMC and MOP certain employee services allocated costs, terminal operations allocated costs, and marine transportation services fees, equal to the actual direct costs and expenses incurred by MRMC and MOP in providing such services.

       The Partnership also entered into a Motor Carrier Agreement whereby Martin Transport, Inc. provides the interstate and unregulated intrastate transportation of sulfur, by tank truck, in the United States of America. The Motor Carrier Agreement has an initial term of three years and shall continue in effect thereafter, until canceled by either the Partnership or Martin Transport, Inc. Total amounts paid by the Partnership related to this agreement are reflected in cost of sulfur sold in the financial statements. The freight charges are billed at actual costs based on rates that are charged to unrelated parties for the identical origins and destinations.

       The Partnership sells and purchases sulfur from related parties in the normal course of business. The Partnership purchased .4122 acres of land from Martin Gas Sales, Inc. during April 2002.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       Significant transactions with related parties reflected in the financial statements for the years ended December 31, 2002 and 2001 are as follows:

                                                RELATED PARTY           2002              2001              2000
                                              -------------------  ----------------  ----------------  ----------------
Sulfur sales                                    CF Industries    $   17,023,486        11,299,267         1,614,045
Freight revenue                                    MRMC/MOP              52,000               --                --
Cost of product:
    Purchase of sulfur                             MRMC/MOP             110,041           166,905            14,590
    Truck freight                                    MRMC             5,865,588         3,908,557           406,358
    Barge freight (Marine transportation fee)      MRMC/MOP             197,768            94,333               --
Operating expenses:
    Fuel                                             MRMC             1,714,444         1,359,230               --
    Employees services allocated costs               MRMC               761,560           721,655            61,974
    Crew charge                                    MRMC/MOP           1,222,020         1,219,989           133,920
General and administrative expenses:
    Management services fee                        MRMC/MOP             421,200           403,200            43,680
Time charter fees expense                          MRMC/MOP           4,630,000               --                --
Deferred time charter fees                           MRMC               564,322           558,610               --

       In addition, certain operating expenses are paid directly by MRMC and MOP and then reimbursed by the Partnership. Such pass-through arrangements amounted to $2,113,835 and $2,695,091 in 2002 and 2001, respectively.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       The balance sheets at December 31, 2002 and 2001 include receivables and payables from related parties as follows:

                                 2002         2001
                              ----------   ----------
Accounts receivable:
     CF Industries, Inc.      $3,070,724    1,318,962
     Martin Resources, Inc.           --        5,873
     Martin Gas Sales, Inc.           --       51,229
     MOP                         275,875           --
                              ----------   ----------
                              $3,346,599    1,376,064
                              ==========   ==========
Accounts payable:
     Martin Resources, Inc.   $       --       89,575
     Martin Gas Sales, Inc.           --      214,211
     Martin Gas Marine                --       70,677
     Martin Transport            205,994      110,242
     Central Oil Company          57,277       70,187
     MOP                         288,840           --
                              ----------   ----------
                              $  552,111      554,892
                              ==========   ==========

       Accounts receivable from related parties represent trade sales. As of November 6, 2002, Martin Resources, Inc., certain operations of Martin Gas Marine, and Martin Gas Sales, Inc. became divisions of a newly formed publicly traded partnership, Martin Midstream Partners, L.P., which owns Martin Operating Partnership.

(5)    TIME CHARTER

       Effective October 25, 2001, the Partnership entered into a time charter agreement with Martin Gas Marine (MGM) for the usage of an ocean going tug (Orion) and barge (Poseidon) (together, the "Vessels") for the transportation of sulfur. The charter has an unlimited overall term, however the Partnership committed to a minimum term of one year. After this one year term, the Partnership may cancel at any time. The Partnership currently anticipates the service period related to the charter to be a minimum of three years.

       The Poseidon was previously an oil barge and needed to be converted for sulfur transportation. Such conversion was begun at the inception of the charter and was completed in late February 2002. Total conversion costs were approximately $3,600,000, all paid to third parties. A portion (estimated to be 29%) of the conversion costs will be completely borne by the Partnership and a portion (estimated to be 71%) are eligible for reimbursement from MGM. Such reimbursement will occur upon termination of the charter and return of the vessels back to MGM and will be calculated on a basis which considers actual cost less accumulated depreciation. Amortization of the leasehold costs began concurrent with placing of the vessel in service in late February 2002. For the leasehold improvement costs completely borne by the Partnership, such costs are being amortized over the expected service life of the charter, three years. For the leasehold improvements subject to reimbursement, such costs are being amortized over the expected life of the improvements to the vessels.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


       In addition, the charter specified a reduced daily fee to MGM during the conversion period, which amounted to $7,000 per day, plus a minimum standby crew fee not to exceed $2,000 per day. At the end of the conversion period, such costs amounted to approximately $1,123,000. These costs are included in other assets on the balance sheet and are being amortized over the expected service life of the charter (three years beginning late February 2002). Net costs included in other assets were approximately $811,000 and $559,000 as of December 31, 2002 and 2001, respectively. Amortization expense totaled approximately $312,000 for 2002.

       The base charter fee is $15,000 per day plus fuel and port charges for the first two years with a CPI increase beginning in the third year. This base charter fee began in late February 2002 when the vessels were placed in service by the Partnership. The total expense recorded during 2002 related to the base charter fee was $4,630,000, which is reflected in operating expense in the income statement.

       The Partnership will periodically evaluate the estimated service life of the charter and adjust related amortization accordingly.

       Based on the expected life of the charter, the Partnership would expect to pay the following amounts: 2003 - $5,475,000; 2004 - $5,475,000; and
       2005 - $840,000.

(6)    LEASES

       The Partnership has numerous noncancelable operating leases primarily for railroad tank cars. Management expects to renew or enter into similar leasing arrangements for similar properties upon the expiration of the current lease agreements.

       The future minimum lease payments under noncancelable operating leases for years subsequent to December 31, 2002 are as follows: 2003 - $428,400; 2004 - $428,400; 2005 - $428,400; and 2006 - $71,400.

       During the normal course of business, the Partnership enters into various short-term operating leases which are renewed as needed. The more significant of these agreements includes the leasing of railroad tank cars.

       In addition, the Partnership subleases from MOP a portion of the real property MOP leases at The Tampa Port Authority. Future minimum lease payments under the sublease agreement for years subsequent to December 31, 2002 are as follows: 2003 - $14,220; 2004 - $14,220; 2005 - $14,220;
       and 2006 - $13,628.

       Total rent expense for operating leases for the years ended December 31, 2002 and 2001 and the period from November 22, 2000 (inception) through December 31, 2000, was $1,084,832, $1,051,759, and $111,524,
       respectively.

                             CF MARTIN SULPHUR, L.P.

                          Notes to Financial Statements

                           December 31, 2002 and 2001


(7)    COMMITMENTS AND CONTINGENCIES

       The Partnership has a long-term purchase contract with a nonaffiliated vendor for the purchase of a portion of its sulfur needs. The agreement remains in place until December 2003, with optional renewal periods ranging from one to three years upon the completion of the initial term. Annual purchase commitments under the agreement are approximately 237,000 tons of sulfur, with the price based upon published sulfur prices, adjusted monthly. Product purchases under the agreement for the years ended December 31, 2002 and 2001 and the period from November 22, 2000 (inception) through December 31, 2000, were approximately $7,567,000, $5,848,000, and $517,000, respectively.

       In addition to the foregoing, from time to time, the Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.