Form 10-Q
period 2003-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2003-05-12
CIK 1176334

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Yes [X]                   No [ ]

     Indicated by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes [ ]                   No [X]

     The number of the registrant's Common Units outstanding at May 12, 2003 was 2,900,000.

================================================================================

                                                                                                                Page
                                                                                                                ----
PART I--FINANCIAL INFORMATION

Item 1.       Financial Statements...........................................................................     1
              Consolidated and Condensed Balance Sheets as of March 31, 2003 (unaudited)
                and December 31, 2002........................................................................     1
              Consolidated and Combined Condensed Statements of Operations
              for the Three Months Ended March 31, 2003 and 2002 (unaudited).................................     2
              Consolidated and Combined Condensed Statements of Capital/Equity for the Three Months
              Ended March 31, 2003 and 2002 (unaudited) .....................................................     3
              Consolidated and Combined Condensed Statements of Cash Flows for the Three Months Ended
              March 31, 2003 and 2002 (unaudited)............................................................     4
              Notes to Consolidated and Combined Condensed Financial Statements (unaudited)..................     5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................................     8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................................    26

Item 4.       Controls and Procedures........................................................................    26

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................    27

Item 2.       Changes in Securities and Use of Proceeds......................................................    27

Item 3.       Defaults Upon Senior Securities................................................................    27

Item 4.       Submission of Matters to a Vote of Security Holders............................................    27

Item 5.       Other Information..............................................................................    27

Item 6.       Exhibits and Reports on Form 8-K...............................................................    27

SIGNATURE
CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
                   CONSOLIDATED AND CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2003            2002
                                                                                      (UNAUDITED)      (AUDITED)
                                                                                     -------------    ------------
                                      ASSETS
Cash..........................................................................         $  7,643      $    1,734
Accounts and other receivables, less allowance for doubtful accounts of
     $301 and $355............................................................           18,655          20,225
Product exchange receivables..................................................              295           1,040
Inventories...................................................................           10,132          15,511
Due from affiliates...........................................................              794             332
Other current assets..........................................................              576             273
                                                                                     ----------     -----------
     Total current assets.....................................................           38,095          39,115
                                                                                       --------      ----------

Property, plant, and equipment, at cost.......................................           84,095          83,345
Accumulated depreciation......................................................          (28,613)        (27,488)
                                                                                        --------     ----------
     Property, plant and equipment, net.......................................           55,482          55,857
                                                                                       --------      ----------

Goodwill......................................................................            2,922           2,922
Investment in unconsolidated  entities........................................              984           1,081
Other assets, net.............................................................            1,339           1,480
                                                                                      ---------     -----------
                                                                                        $98,822        $100,455
                                                                                       ========      ==========
                         LIABILITIES AND PARTNERS' CAPITAL

Trade and other accounts payable..............................................          $12,325       $  14,007
Product exchange payables.....................................................            1,425           2,285
Due to affiliates.............................................................              886               -
Other accrued liabilities.....................................................              992           2,057
                                                                                     ----------      ----------
     Total current liabilities................................................           15,628          18,349

Long-term debt................................................................           35,000          35,000
                                                                                       --------      ----------
     Total liabilities........................................................           50,628          53,349
                                                                                       --------      ----------

Partners' capital.............................................................           48,194          47,106
Commitments and contingencies.................................................
                                                                                       --------      ----------
                                                                                        $98,822        $100,455
                                                                                       ========      ==========

See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ------------------------------
                                                                   2003              2002
                                                              -------------    -------------
                                                              (PARTNERSHIP)    (PREDECESSOR)
Revenues:
     Marine transportation..................................      $  6,453        $  5,690
     Terminalling...........................................         1,480           1,054
     Product sales:
         LPG distribution...................................        45,263          21,534
         Fertilizer.........................................         8,003           7,317
                                                                 ---------        --------
                                                                    53,266          28,851
                                                                 ---------        --------
              Total revenues................................        61,199          35,595
                                                                 ---------        --------

Costs and expenses:
     Cost of products sold:
         LPG distribution...................................        43,629          19,740
         Fertilizer.........................................         6,759           5,532
                                                                 ---------        --------
                                                                    50,388          25,272
Expenses:
     Operating expenses.....................................         5,071           4,702
     Selling, general and administrative....................         1,517           1,654
     Depreciation and amortization..........................         1,147           1,030
                                                                 ---------        --------
         Total costs and expenses...........................        58,123          32,658
                                                                 ---------        --------
         Operating income...................................         3,076           2,937
                                                                 ---------        --------

Other income (expense):
     Equity in earnings of unconsolidated entities..........           794             935
     Interest expense.......................................          (552)         (1,084)
     Other, net.............................................            16               8
                                                                 ---------        --------
         Total other income (expense).......................           258            (141)
                                                                 ---------        --------

         Income before income taxes.........................         3,334           2,796
Income taxes  ..............................................            -            1,139
                                                                 ---------        --------
     Net income.............................................       $ 3,334         $ 1,657
                                                                 =========        ========
General partner's interest in net income....................       $    67
Limited partners' interest in net income....................       $ 3,267
Net income per limited partner unit.........................       $  0.46
Weighted average limited partner units......................     7,153,362

See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CAPITAL/EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            OWNER'S
                                            EQUITY                    PARTNERS' CAPITAL
                                            -------   -------------------------------------------------------
                                                                                                       GENERAL
                                                                    LIMITED PARTNERS                   PARTNER
                                                      --------------------------------------------     -------
                                                             COMMON               SUBORDINATED
                                                      --------------------    --------------------
                                                        UNITS      AMOUNT      UNITS      AMOUNT       AMOUNT       TOTAL
                                                      ----------  --------    --------   ---------    --------    ---------
Balances -- January 1, 2002..........       $18,758          --        --          --         --          --       $18,758
Net Income...........................         1,657          --        --          --         --          --         1,657
                                            -------    ---------   -------   ---------    -------     -------      -------

Balances -- March 31, 2002...........       $20,415          --        --          --         --          --       $20,415
                                            =======    =========   =======   =========    =======     =======      =======

Balances -- January 1, 2003..........            --    2,900,000   $48,396   4,253,362    $(1,288)    $    (2)     $47,106

Net Income...........................            --           --     1,324          --      1,943          67        3,334

Cash distributions...................            --           --      (892)         --     (1,309)        (45)      (2,246)
                                            -------    ---------   -------   ---------    -------     -------      -------

Balances -- March 31, 2003...........       $    --    2,900,000   $48,828   4,253,362    $  (654)    $    20      $48,194
                                            =======    =========   =======   =========    =======     =======      =======

See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
       (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR -- SEE NOTE 1)

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        -----------------------------
                                                                                            2003             2002
                                                                                        -------------   -------------
                                                                                        (PARTNERSHIP)   (PREDECESSOR)
Cash flows from operating activities:
     Net income....................................................................       $ 3,334         $   1,657
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.............................................         1,147             1,030
         Amortization of deferred debt issuance costs..............................           119                --
         Deferred income taxes.....................................................            --             1,996
         (Gain) loss on sale of property, plant, and equipment.....................            --                 1
         Equity in (earnings) of unconsolidated entities...........................          (794)             (935)
         Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
             Accounts and other receivables........................................         1,570              (507)
             Product exchange receivables..........................................           745               (88)
             Inventories...........................................................         5,379             3,470
             Due from affiliates...................................................          (462)               --
             Other current assets..................................................          (303)             (207)
             Trade and other accounts payable......................................        (1,682)            1,658
             Product exchange payables.............................................          (860)           (1,825)
             Due to affiliates.....................................................           886                --
             Other accrued liabilities.............................................        (1,065)             (634)
         Change in other noncurrent assets, net....................................            --               (87)
                                                                                         --------        -----------
                Net cash provided by operating activities..........................         8,014             5,529
                                                                                          -------         ---------
Cash flows from investing activities:
     Payments for property, plant, and equipment...................................          (750)           (1,537)
     Distributions from unconsolidated partnership.................................           891                --
     Cash paid for acquisition.....................................................            --              (103)
                                                                                         --------        -----------
                Net cash provided by (used in) investing activities................           141            (1,640)
                                                                                         --------         ----------
Cash flows from financing activities:
     Payments of long-term debt....................................................            --              (122)
     Cash distributions paid.......................................................        (2,246)               --
     Borrowings from affiliates....................................................            --            11,366
     Payments to affiliates........................................................            --           (15,164)
                                                                                        ---------         ----------
                Net used in by financing activities................................        (2,246)           (3,920)
                                                                                          --------       -----------
                Net increase (decrease) in cash and cash equivalents...............         5,909               (31)
Cash at beginning of period........................................................         1,734                 62
                                                                                          -------       ------------
Cash at end of period..............................................................        $7,643       $         31
                                                                                           ======       ===========

See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR)

        NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                 MARCH 31, 2003

                                   (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

     Before November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation ("MRMC"). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the "General Partner"), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling, (3) liquefied petroleum gas ("LPG") distribution; and (4) fertilizer manufacturing.

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


2. SIGNIFICANT ACCOUNTING POLICIES

     In addition to matters discussed below in this note, the Partnership's significant accounting policies are detailed in the audited combined financial statements and notes thereto in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

(a) PRINCIPLES OF PRESENTATION, COMBINATION AND CONSOLIDATION

     The balance sheets as of March 31, 2003 and December 31, 2002 and the statements of operations, capital/equity and cash flows for the three months ended March 31, 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P ("Partnership")

     The statements of operations, capital/equity and cash flows for the three months ended March 31, 2002 are presented on a combined basis and include the operations of MRMC in the four lines of business described above, including certain operations in the LPG distribution and fertilizer manufacturing lines of business which were retained by MRMC on November 6, 2002.

     These financial statements should be read in conjunction with Partnership's audited consolidated and combined financial statements and notes thereto included in the Partnership's 2002 Annual Report or Form 10-K filed with the Securities and Exchange Commission on March 26, 2003. The Partnership's unaudited consolidated and combined condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in Form 10-K. In the opinion of the management of the Partnership's general partner, all adjustments necessary for a fair presentation of the Partnership's results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year.

3. GOODWILL

     The following information relates to goodwill balances as of the end of the periods presented:

                                                   MARCH 31,        DECEMBER 31,
                                                   ---------        ------------
                                                     2003               2002
                                                   ---------        ------------
Carrying amount of goodwill:
     Marine transportation segment.................  $2,026            $2,026
     LPG distribution segment......................      80                80
     Fertilizer segment............................     816               816
                                                     ------            ------
                                                     $2,922            $2,922
                                                     ======            ======

4. CF MARTIN SULPHUR L.P.

     The following table sets forth CF Martin Sulphur L.P.'s summarized net income information for the three months ended March 31, 2003 and 2002. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur which is accounted for using the equity method of accounting. During the three months ended March 31, 2003 and 2002, the Partnership recorded equity in earnings from CF Martin Sulphur of $794 and $935, respectively, but recorded cash distributions therefrom of $891 and $0, respectively.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           ----------------------------
                                             2003               2002
                                           --------           ---------
Revenues................................... $17,728            $9,298
Costs and expenses.........................  16,177             7,260
                                            -------            ------
Operating income...........................   1,551             2,038
Interest expense...........................    (204)             (198)
Other, net.................................      (7)              (17)
                                            -------            ------
Net income................................. $ 1,340            $1,823
                                            =======            ======

5. RELATED PARTY TRANSACTIONS

     Included in the financial statements for the three months ended March 31, 2003 and 2002, are various related party transactions and balances primarily with 1) MRMC and affiliates and 2) CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

     Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC AND AFFILIATES

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   --------------------
                                                                                      2003       2002
                                                                                   ---------   --------
LPG product sales (LPG revenues)..............................                     $      4    $    --
Marine transportation revenues (Marine transportation revenues)                       1,506        965
Terminalling revenue and wharfage fees (Terminalling revenues)                          216         86
Fertilizer product sales (Fertilizer revenues)................                          387        176
LPG storage and throughput expenses (LPG cost of products sold)                         806         --
Land transportation hauling costs (LPG cost of products sold).                        1,851      1,745
Sulfuric acid product purchases (Fertilizer cost of products sold)                      482        456
Fertilizer salaries and benefits (Fertilizer cost of products sold)                     746         --
Marine fuel purchases (Operating expenses)....................                          742        456

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   --------------------
                                                                                      2003       2002
                                                                                   ---------   --------
LPG truck loading costs (Operating expenses)....................................        100         --
Marine transportation salaries and benefits (Operating expenses)................        770         --
LPG salaries and benefits (Operating expenses)..................................        145         --
Overhead allocation expenses (Selling, general and administrative expenses).....        180        188
Terminalling salaries and benefits (Selling, general and administrative
     expenses)..................................................................         93         --
LPG salaries and benefits (Selling, general and administrative expenses)........        143         --
Fertilizer salaries and benefits (Selling, general and administrative expenses..        211         --
Interest expense (Interest expense) ............................................         --        892

CF MARTIN SULPHUR

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   --------------------
                                                                                      2003       2002
                                                                                   ---------   --------
Marine transportation revenues (Marine transportation revenues)..................    $1,409      $1,115
Fertilizer handling fee (Fertilizer revenues)....................................        63          18
Product purchase settlements (Fertilizer cost of products sold)..................       111        (248)
Marine crew charge reimbursement (Offset to operating expenses)..................      (304)       (301)
Reimbursement of Overhead (offset to Selling, general and administrative
     expenses)...................................................................       (50)        (50)

6. BUSINESS SEGMENTS

     The Partnership has four reportable segments: marine transportation, terminalling, LPG distribution, and fertilizer. The Partnership's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

                                                               OPERATING
                                                                REVENUES    DEPRECIATION   OPERATING
                                    OPERATING   INTERSEGMENT     AFTER           AND        INCOME        CAPITAL
                                     REVENUES   ELIMINATIONS  ELIMINATIONS  AMORTIZATION     (LOSS)    EXPENDITURES
                                    ---------   ------------  ------------  ------------   ---------   ------------
Three months ended March 31, 2003
   Marine transportation.......     $  6,453     $    --       $  6,453       $   767        $1,225      $   669
   Terminalling................        1,480          --          1,480           128           681           --
   LPG distribution............       45,805        (542)        45,263            27         1,019           --
   Fertilizer..................        8,184        (181)         8,003           225           637           81
   Indirect selling, general, and
     administrative............           --          --             --            --          (486)          --
                                     -------      ------       --------       -------        -------     -------

     Total.....................      $61,922      $ (723)       $61,199        $1,147        $3,076      $   750
                                     =======      ======        =======        ======        ======      =======
Three months ended March 31, 2002
   Marine transportation.......     $  5,726     $   (36)      $  5,690       $   637       $   906     $     --
   Terminalling................        1,054          --          1,054            81           451        1,515
   LPG distribution............       22,009        (475)        21,534            80           915           --
   Fertilizer..................        7,446        (129)         7,317           232           853           22
   Indirect selling, general, and
     administrative............           --          --             --            --          (188)          --
                                     -------      ------       --------       -------        -------     -------
     Total.....................      $36,235      $ (640)       $35,595        $1,030        $2,937       $1,537
                                     =======      ======        =======        ======        ======      =======

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------      --------
Operating income......................................    $3,076       $2,937
Equity in earnings of unconsolidated entities.........       794          935
Interest expense......................................      (552)      (1,084)
Other, net............................................        16            8
                                                          ------       ------
     Income before income taxes.......................    $3,334       $2,796
                                                          ======       ======

Total assets by segment are as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           2003         2002
                                                        ---------   ------------
Total assets:
     Marine transportation.............................  $38,282      $ 45,341
     LPG distribution..................................   26,138        28,308
     Fertilizer........................................   23,303        17,274
     Terminalling......................................   11,099         9,532
                                                         -------      --------
         Total assets..................................  $98,822      $100,455
                                                         =======      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     References in this quarterly report to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of MRMC's business contributed to us in connection with our initial public offering on November 6, 2002. References in this quarterly report to "MRMC" refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. We refer to liquefied petroleum gas as "LPG" in this quarterly report. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and combined condensed financial statements and the notes thereto included elsewhere in this quarterly report.

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

OVERVIEW

     We are a Delaware limited partnership formed by MRMC to receive the transfer of substantially all of the assets, liabilities and operations of MRMC related to the four lines of business that we operate in. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

     At March 31, 2002, the Partnership had not been formed. In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in us, MRMC, and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC, (ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling of hydrocarbon products and hydrocarbon by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

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

     In November 2000, MRMC and CF Industries, Inc. formed CF Martin Sulphur, L.P., a Delaware limited partnership ("CF Martin Sulphur"). CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, MRMC operated this molten sulfur business as part of its LPG distribution business which was recently contributed to us in connection with our formation. We have an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. We account for this interest in CF Martin Sulphur using the equity method since we do not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.

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

     Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, the statement of operations for the three months ended March 31, 2002 includes the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we do not expect to be subject to federal or state income taxes as a result of our partnership structure. Therefore, the statement of operations for the three months ended March 31, 2003 does not include the effects of any income taxes.

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

     You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated and Combined Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership's 2002 Form 10-K in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142.

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

     Equity Method Investment. We use the equity method of accounting for our interest in CF Martin Sulphur because we only own an unconsolidated non-controlling 49.5% limited partner interest in this entity. In accordance with EITF Issue 89-7, Exchange of Assets or Interest in a Subsidiary for a Non-Controlling Equity Interest in a New Entity, we did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to MRMC, which guarantees the debt of this entity.

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

     Goodwill. As required by SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In performing such test, we determined we had three "reporting unites" which contained goodwill. These reporting units were three of our reporting segments and were: marine transportation, LPG distribution and fertilizer. Our annual impairment test date is September 30.

     We perform the first test under SFAS No. 142 which is to compare the fair value of each reporting unit to the related carrying amount (including amounts for goodwill) of each reporting unit. We determine fair value in each reporting unit based on a multiple of current annual cash flows. We determine such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions.

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

     OUR RELATIONSHIP WITH MRMC

     We are both an important supplier to and customer of MRMC. We provide marine transportation and terminalling services to MRMC under the following agreements. Each agreement has a three-year term, which began on November 1, 2002, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

     o We provide marine transportation services to MRMC under an agreement on a spot-contract basis. We charge fees to MRMC under this agreement based on applicable market rates. Additionally, under this agreement, MRMC has agreed, for a three year period beginning November 1, 2002, to use four of our vessels in a manner such that we receive at least $5.6 million annually for the use of these vessels by MRMC and third parties.

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

     Further information concerning our relationship with MRMC and its affiliates is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

     OUR RELATIONSHIP WITH CF MARTIN SULPHUR, LP.

     We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of March 31, 2003, our aggregate reimbursement liability would have been approximately $2.2 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

         We did not have significant revenues from CF Martin Sulphur prior to 2002.

         In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

         We only own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner which is jointly owned and controlled by CF Industries and MRMC. MRMC also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

         Further information concerning our relationship with CF Martin Sulphur is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

     RESULTS OF OPERATIONS

         The results of operations for the three-months ended March 31, 2003 have been derived from the consolidated financial statements of the Partnership while the results of operations for the three months ended March 31, 2002 have been derived from the combined financial statements of predecessor lines of business.

         Prior to November 6, 2002, our combined financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we are not subject to income taxes due to our partnership structure. Therefore, we believe a more meaningful comparison of the results of our operations is income before income taxes. Accordingly, we will exclude income taxes from our discussion of the results of our operations.

         We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months ended March 31, 2003 and 2002. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      ------------------------
                                                                                       2003             2002
                                                                                      -------         --------
Operating income (loss):
     Marine transportation..................                                          $ 1,225         $    906
     Terminalling...........................                                              681              451
     LPG distribution ......................                                            1,019              915
     Fertilizer.............................                                              636              853
     Indirect selling, general and administrative expenses                               (485)            (188)
                                                                                      -------         --------
              Operating income..............                                          $ 3,076          $ 2,937
                                                                                      =======          =======

     Equity in earnings of unconsolidated subsidiaries                                $   794          $   935


         Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

                THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 2002

         Our total revenues were $61.2 million for the three months ended March 31, 2003 compared to $35.6 million for the three months ended March 31, 2002, an increase of $25.6 million, or 72%. Our cost of products sold was $50.4 million for the three months ended March 31, 2003 compared to $25.3 million for the three months ended March 31, 2002, an increase of $25.1 million, or 99%. Our total operating expenses were $5.1 million for the three months ended March 31, 2003 compared to $4.7 million for the three months ended March 31, 2002, an increase of $0.4 million, or 8%.

         Our total selling, general and administrative expenses were $1.5 million for the three months ended March 31, 2003 compared to $1.7 million for the three months ended March 31, 2002, a decrease of $0.1 million, or 8%. Total depreciation and amortization was $1.1 million for the three months ended March 31, 2003 compared to $1.0 million for the three months ended March 31, 2002, an increase of $0.1 million, or 11%. Our operating income was

$3.1 million for the three months ended March 31, 2003 compared to $2.9 million for the three months ended March 31, 2002, a increase of $0.2 million, or 5%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ---------------------
                                                                                       2003           2002
                                                                                      ------        -------
                                                                                        (IN THOUSANDS)

        Revenues.............................................................         $6,453        $ 5,690
        Operating expenses...................................................          4,404          4,062
                                                                                      ------        -------
             Operating margin................................................          2,049          1,628
        Selling, general and administrative expenses.........................             57             85
        Depreciation and amortization........................................            767            637
                                                                                      ------        -------
             Operating income................................................         $1,225        $   906
                                                                                      ======        =======

         Revenues. Our marine transportation revenues increased $0.8 million, or 13%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Revenues increased approximately $0.6 million due to two offshore barge units that were fully utilized in the first quarter of 2003. These units were in the shipyard in the first quarter of 2002. One of the offshore barge units was in the shipyard in 2002 while being converted from fuel oil service to sulfur service. This unit is currently fully utilized under a term contract with CF Martin Sulphur. The other offshore barge unit was in the shipyard in 2002 for routine repairs and maintenance. The remaining increase in revenues of $0.2 million was a result of charging our inland customers the increase in our fuel costs.

         Operating expenses. Operating expenses increased $0.3 million, or 8%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due primarily to having the two offshore barge units fully utilized in 2003. These units were in the shipyard in 2002. We also experienced increased fuel costs in 2003.

         Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.

         Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 20%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due primarily to depreciation of capital expenditures made during 2002.

         In summary, our marine transportation operating income increased $0.3 million, or 35%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                      2003           2002
                                                                                     -------        -------
                                                                                         (IN THOUSANDS)

        Revenues.............................................................        $ 1,480        $ 1,054
        Operating expenses...................................................            374            206
                                                                                     -------        -------
             Operating margin................................................          1,106            848
        Selling, general and administrative expenses.........................            297            316
        Depreciation and amortization........................................            128             81
                                                                                     -------        -------
             Operating income................................................        $   681        $   451
                                                                                     =======        =======

         Revenues. Our terminalling revenues increased $0.4 million, or 40%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due primarily to additional revenue generated by our two newly constructed asphalt tanks which were put into service in May, 2002.

         Operating expenses. Operating expenses increased $0.2 million or 82% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due to our two new asphalt tanks that were in service in 2003.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.3 million for both three month periods.

         Depreciation and amortization. Depreciation and amortization was $0.1 million for both three month periods.

         In summary, our terminalling operating income increased $0.2 million, or 51%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     LPG Distribution Business

         The following table summarized our results of operations in our LPG distribution segment.


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                       2003           2002
                                                                                     -------        -------
                                                                                         (IN THOUSANDS)
        Revenues.............................................................        $ 45,263      $ 21,534
        Cost of products sold................................................          43,629        19,740
        Operating expenses...................................................             292           429
                                                                                     --------      --------
             Operating margin................................................           1,342         1,365
        Selling, general and administrative expenses.........................             296           370
        Depreciation and amortization........................................              27            80
                                                                                     --------      --------
             Operating income................................................        $  1,019      $    915
                                                                                     ========      ========
       LPG Volumes (gallons)                                                           62,714        48,549
                                                                                     ========      ========


         Revenues. Our LPG distribution revenue increased $23.7 million, or 110%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due to both volume and price increases. Our volume for the quarter ended March 31, 2003 was 29% greater than the quarter ended March 31, 2002. The average sales price per gallon was 63% greater for the first quarter of 2003 compared to the first quarter of 2002. The increase in both volume and price was a result of an industry-wide increase in the demand for LPGs during the first quarter of 2003 compared to the first quarter of 2002 because of colder temperatures during the first quarter of 2003.

         Cost of product sold. Our cost of products sold increased $23.9 million, or 121%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, which approximated our increase in sales. As previously mentioned, this increase was primarily due to a 29% increase in sales volume for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Also, our LPG cost per gallon increased approximately 71% due to the colder temperatures, which resulted in an industry-wide increase in the demand for LPGs, in the first quarter of 2003 compared to the first quarter of 2002.

         Operating expenses. Operating expenses decreased $0.1 million, or 32%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 20%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         Depreciation and amortization. Depreciation and amortization decreased $0.1 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         In summary, our LPG distribution operating income increased, $0.1 million, or 11%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    ----------------------
                                                                                      2003          2002
                                                                                    -------        -------
                                                                                         (IN THOUSANDS)

        Revenues.............................................................        $ 8,003        $ 7,317
        Cost of products sold and operating expenses.........................          6,759          5,536
                                                                                     -------        -------
             Operating margin................................................          1,244          1,781
        Selling, general and administrative expenses.........................            382            696
        Depreciation and amortization........................................            225            232
                                                                                     -------       --------
             Operating income................................................        $   637        $   853
                                                                                     =======        =======
        Fertilizer Volumes (tons)                                                       47.5           41.6
                                                                                     =======        =======


         Revenues. Our fertilizer business revenues increased $0.9 million, or 12%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Our sales volume increased 14% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This increase was primarily due to the development of new customers for certain product lines. Offsetting this volume increase was a 6% decline in the average selling price per ton in the first quarter of 2003 compared to the first quarter of 2002. This was primarily a result of a drop in sales of our premium, higher priced products.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $1.4 million, or 25%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. As mentioned earlier, this increase was primarily due to a 14% volume increase for the first quarter of 2003 as compared to the first quarter of 2002. Additionally, the most critical raw materials for our fertilizer products, sulfur and ammonia, were more costly in the first quarter of 2003 as compared to the first quarter of 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million, or 45%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease was due to reduction in personnel and a reduction in advertising of our lawn and garden products.

         Depreciation and amortization. Depreciation and amortization was $0.2 million for both three month periods.

         In summary, our fertilizer operating income decreased $0.2 million, or 25%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Equity in Earnings of Unconsolidated Entities

         For the three months ended March 31, 2002, equity in earnings of unconsolidated entities primarily relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur but also included a 50% interest in a sulfur fungicide joint venture. For the three months ended March 31, 2003, this line item includes the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC on November 6, 2002.

         Equity in earnings of unconsolidated entities for the three months ended March 31, 2003 decreased by $0.1 million, or 15%, over the same period in 2002. CF Martin Sulphur's average margin of products sold for the first quarter of 2003 decreased approximately 15% when compared to its average margin for the same period in 2002. However, CF Martin Sulphur sold 17% more tons of sulfur during the first quarter of 2003 as compared to the same period in 2002. For the three months ended March 31, 2003, we received a cash distribution from CF Martin of $0.9 million. For the same period in 2002, there were no cash distributions.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods.

     Interest Expense

         Our interest expense for all operations was $0.6 million for the three months ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002, a decrease of $0.5 million, or 49%. This decrease was primarily due to lower interest rates on our variable rate debt in the first quarter of 2003 compared to the first quarter of 2002.

     Indirect Selling, General, and Administrative Expenses

         Indirect selling, general, and administrative expenses were $0.5 million for the three months ended March 31, 2003 compared to $0.2 million for the three months ended March 31, 2002, an increase of $0.3 million or 158%. This increase was primarily due to higher legal, accounting fees and other costs associated with being a public company. For both of these three month periods, we reimbursed MRMC $0.2 million, which we charged to indirect selling, general, and administrative expenses

         MRMC allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by MRMC personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between MRMC and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Subsequent to November 1, 2002, under an omnibus agreement between us and MRMC, the amount we are required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to us is capped at $1.0 million during the first year of the agreement. In each of the following four years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS AND CAPITAL EXPENDITURES

         For the three months ended March 31, 2003, cash increased $5.9 million as a result of $8.0 million provided by operating activities, $0.1 million provided by investing activities and $2.2 million used in financing activities. For the three months ended March 31, 2002, cash remained constant as a result of $5.5 million provided by operating activities, $1.6 million used in investing activities and $3.9 million used in financing activities.

          For the three months ended March 31, 2003, our investing activities consisted capital expenditures and cash distributions from an unconsolidated partnership. For the three months ended March 31, 2002, our investing activities consisted of capital expenditures and cash paid for an acquisition.

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

          For the three months ended March 31, 2003 and 2002, our capital expenditures for property and equipment were $0.7 million and $1.5 million, respectively.

          As to each period:

          o For the three months ended March 31, 2003, we spent $0.7 million for maintenance of marine equipment and fertilizer facilities.

          o For the three months ended March 31, 2002, we spent $1.5 million for expansion to construct new asphalt tanks at our Stanolind terminal.

          For the three months ended March 31, 2003, financing activities consisted of cash distributions paid to common and subordinated unitholders. For the three months ended March 31, 2002, financing activities consisted of payments of long term debt to financial lenders and payments to affiliates pursuant to intercompany loans. For the three months ended March 31, 2003, there were no payments to affiliates and for the three months ended March 31, 2002, our net payments to affiliates were $3.8 million.

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

          As of March 31, 2003, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 term loan and $10.0 million under our $35.0 million revolving line of credit.

          We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, as well as cash distributed to us from CF Martin Sulphur, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read "Risks Relating to Our Business" for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of March 31, 2003, is as follows (amounts in thousands):

                                                                     PAYMENT DUE BY PERIOD
                                                --------------------------------------------------------------
                                                 Total      Less than 1       1-3           4-5        After 5
                                               Obligation      Year          Years         Years        Years
                                               ----------   -----------     --------       -----       -------
Long-term debt...................                $35,000       $   --        $35,000        $--          $  --
Operating leases.................                    242          146             59         37             --
Interest expense on long-term debt                 3,850        1,483          2,367         --             --
                                                 -------       ------        -------        ---          -----
                                                 $39,092       $1,629        $37,426        $37          $  --
                                                 =======       ======        =======        ---          -----

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

SEASONALITY

         A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our marine transportation and terminalling businesses, and the molten sulfur business of CF Martin Sulphur, are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from these lines of business and our unconsolidated non-controlling interest in CF Martin Sulphur. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We adopted SFAS No. 143 on January 1, 2003 with no material impact on our financial condition or results of operations.

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

          WE MAY NOT HAVE SUFFICIENT CASH AFTER THE ESTABLISHMENT OF CASH RESERVES AND PAYMENT OF OUR GENERAL PARTNER'S EXPENSES TO ENABLE US TO PAY THE MINIMUM QUARTERLY DISTRIBUTION EACH QUARTER. Our available cash from operating surplus would have been insufficient in 2002 and 2001 to pay the minimum quarterly distribution on all our units. We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

          Investors should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash that is distributed to our unitholders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

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

Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events.

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

         WE EXPECT TO RECEIVE A MATERIAL PORTION OF OUR NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION FROM OUR UNCONSOLIDATED NON-CONTROLLING 49.5%
LIMITED PARTNER INTEREST IN CF MARTIN SULPHUR. We expect to receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest. We have virtually no rights or control over the operations or management of cash generated by this entity. CF Martin Sulphur is managed by its general partner, which is owned equally by CF Industries and MRMC. Deadlocks between CF Industries and MRMC over issues relating to the operation of CF Martin Sulphur could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

         Additionally, the partnership agreement for CF Martin Sulphur requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we will be substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of this entity does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and MRMC or for any other reason, including operating difficulties or if CF Martin Sulphur is unable to meet its debt service obligations, our cash flow and quarterly distributions would be reduced significantly.

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

         RESTRICTIONS IN OUR DEBT AGREEMENTS MAY PREVENT US FROM MAKING DISTRIBUTIONS TO OUR UNITHOLDERS. As of March 31, 2003, we had $35.0 million of indebtedness, composed of $10.0 million of debt under our revolving line of credit and $25.0 million of term debt. Our payment of principal and interest on our debt will reduce the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

         SEGMENTS OF OUR BUSINESS ARE SEASONAL AND COULD CAUSE OUR REVENUES TO VARY. The demand for LPGs is highest in the winter. Therefore, revenues from our LPG distribution business are higher in the winter than in other seasons. Our fertilizer business experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these business lines may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

         o  environmental remediation;

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

         The requirements that our vessels are United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flag vessels when compared with foreign flag vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flag vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders.

         OUR MARINE TRANSPORTATION BUSINESS WOULD BE ADVERSELY AFFECTED IF THE UNITED STATES GOVERNMENT PURCHASES OR REQUISITIONS ANY OF OUR VESSELS UNDER THE MERCHANT MARINE ACT. We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose). If one of our push boats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our push boats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our push boats, tugboats or tank barges. If any of our vessels are purchased or requisitioned for an extended period of time by the United States government, such transactions could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders.

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

         o We own an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have virtually no rights or control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and MRMC. Because we have very limited control over the operations and management of CF Martin Sulphur, we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

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

         UNITHOLDERS MAY NOT HAVE LIMITED LIABILITY IF A COURT FINDS THAT WE HAVE NOT COMPLIED WITH APPLICABLE STATUTES OR THAT UNITHOLDER ACTION CONSTITUTES CONTROL OF OUR BUSINESS. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court determined that:

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

         Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of March 31, 2003. We had $35.0 million of indebtedness outstanding under this facility at March 31, 2003. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in income before income taxes of approximately $0.4 million annually.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be disclosed in our periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the formation of the Partnership on June 21, 2002, the Partnership issued to (i) Martin Midstream GP LLC a 2% general partner interest in the Partnership for $20, and (ii) Martin Resource LLC a 98% limited partner interest in the Partnership for $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


    99.1*       Certification of Chief Executive Officer Pursuant to 18 U.S.C.,
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to, be "filed" under the Securities and Exchange Act of 1934.

    99.2*       Certification of Chief Financial Officer Pursuant to 18 U.S.C.,
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to, be "filed" under the Securities and Exchange Act of 1934.

*Filed herewith

(b)      Reports on Form 8-K

         On January 21, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of January 20, 2003) which included its press release as Exhibit 99.1 announcing that on February 14, 2003 it will pay its first minimum quarterly distribution of $0.50 per unit (pro rata for the period November 6, through December 31, 2002, or $0.3077 per unit) to its common and subordinated unitholders of record as of the close of business on January 31, 2003.

         On March 21, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of February 20, 2003) which included its press release as Exhibit 99.1 announcing its fourth quarter and year end earnings call and the release of financial results for the quarter and year ended December 31, 2002.

         On March 26, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of March 25, 2003) which included its press release as Exhibit 99.1 announcing its financial results for the quarter and year ended December 31, 2002.

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



                                            Martin Midstream Partners L.P.
                                            (Registrant)



                                     By:    Martin Midstream GP LLC
                                            Its General Partner



Date: May 12, 2003                   By:    /s/ ROBERT D. BONDURANT
                                            ------------------------------------
                                            Robert D. Bondurant
                                            Executive Vice President and
                                            Chief Financial Officer

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


Date:    May 12, 2003

/s/ RUBEN S. MARTIN
-----------------------------------------
Ruben S. Martin, President and Chief Executive Officer of
Martin Midstream GP LLC, the General Partner of
Martin Midstream Partners L.P.

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


Date:    May 12, 2003


/s/ ROBERT D. BONDURANT
---------------------------------------
Robert D. Bondurant, Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC, the General Partner of
Martin Midstream Partners L.P.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
---------                       --------------




99.1*       Certification of Chief Executive Officer Pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this
            Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934."

99.2*       Certification of Chief Financial Officer Pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this
            Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934."

*Filed herewith