Form 10-Q
period 2003-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2003-08-08
CIK 1176334

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Yes [ ] No [X]

         The number of the registrant's Common Units outstanding at August 8, 2003 was 2,900,000.

                                                                                                               Page
                                                                                                               ----
PART I--FINANCIAL INFORMATION

Item 1.       Financial Statements...........................................................................     1
              Consolidated Condensed Balance Sheets as of June 30, 2003 (unaudited) and December 31,
              2002 (audited).................................................................................     1
              Consolidated and Combined Condensed Statements of Operations for the Three Months Ended
              and Six Months Ended June 30, 2003 and 2002 (unaudited)........................................     2
              Consolidated and Combined Condensed Statements of Capital/Equity for the Six Months
              Ended June 30, 2003 and 2002 (unaudited) ......................................................     3
              Consolidated and Combined Condensed Statements of Cash Flows for the Six Months Ended
              June 30, 2003 and 2002 (unaudited).............................................................     4
              Notes to Consolidated and Combined Condensed Financial Statements (unaudited)..................     5
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................................     8
Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................................    30
Item 4.       Controls and Procedures........................................................................    30

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................    31
Item 2.       Changes in Securities and Use of Proceeds......................................................    31
Item 3.       Defaults Upon Senior Securities................................................................    31
Item 4.       Submission of Matters to a Vote of Security Holders............................................    31
Item 5.       Other Information..............................................................................    31
Item 6.       Exhibits and Reports on Form 8-K...............................................................    31

SIGNATURE
CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                 2003           2002
                                                                              (UNAUDITED)     (AUDITED)
                                                                             ------------    ------------
                                                  ASSETS

Cash .....................................................................   $      5,536    $      1,734
Accounts and other receivables, less allowance for doubtful accounts
  of $293 and $355 .......................................................         18,642          20,225
Product exchange receivables .............................................            170           1,040
Inventories ..............................................................         11,305          15,511
Due from affiliates ......................................................            653             332
Other current assets .....................................................            510             273
                                                                             ------------    ------------
     Total current assets ................................................         36,816          39,115
                                                                             ------------    ------------

Property, plant, and equipment, at cost ..................................         84,203          83,345
Accumulated depreciation .................................................        (29,765)        (27,488)
                                                                             ------------    ------------
     Property, plant and equipment, net ..................................         54,438          55,857
                                                                             ------------    ------------

Goodwill .................................................................          2,922           2,922
Investment in unconsolidated  entities ...................................          1,027           1,081
Other assets, net ........................................................          1,197           1,480
                                                                             ------------    ------------
                                                                             $     96,400    $    100,455
                                                                             ============    ============

                                     LIABILITIES AND PARTNERS' CAPITAL

Trade and other accounts payable .........................................   $     10,877    $     14,007
Product exchange payables ................................................          3,733           2,285
Due to affiliates ........................................................            240              --
Other accrued liabilities ................................................          1,183           2,057
                                                                             ------------    ------------
     Total current liabilities ...........................................         16,033          18,349

Long-term debt ...........................................................         33,000          35,000
                                                                             ------------    ------------
     Total liabilities ...................................................         49,033          53,349
                                                                             ------------    ------------

Partners' capital ........................................................         47,367          47,106
Commitments and contingencies
                                                                             ------------    ------------
                                                                             $     96,400    $    100,455
                                                                             ============    ============

See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                         --------------------------------    --------------------------------
                                                              2003              2002               2003             2002
                                                         --------------    --------------    --------------    --------------
                                                          (PARTNERSHIP)     (PREDECESSOR)     (PARTNERSHIP)     (PREDECESSOR)
Revenues:
     Marine transportation ...........................   $        6,659    $        5,961    $       13,112    $       11,651
     Terminalling ....................................            1,789             1,338             3,269             2,392
     Product sales:
         LPG distribution ............................           23,455            16,845            68,718            38,379
         Fertilizer ..................................            6,756             8,601            14,759            15,918
                                                         --------------    --------------    --------------    --------------
                                                                 30,211            25,446            83,477            54,297
                                                         --------------    --------------    --------------    --------------
              Total revenues .........................           38,659            32,745            99,858            68,340
                                                         --------------    --------------    --------------    --------------

Costs and expenses:
     Cost of products sold:
         LPG distribution ............................           22,759            16,011            66,388            35,751
         Fertilizer ..................................            5,887             7,192            12,646            12,724
                                                         --------------    --------------    --------------    --------------
                                                                 28,646            23,203            79,034            48,475
Expenses:
     Operating expenses ..............................            4,860             5,316             9,931            10,018
     Selling, general and administrative .............            1,615             1,720             3,132             3,374
     Depreciation and amortization ...................            1,176             1,186             2,323             2,216
                                                         --------------    --------------    --------------    --------------
         Total costs and expenses ....................           36,297            31,425            94,420            64,083
                                                         --------------    --------------    --------------    --------------
         Operating income ............................            2,362             1,320             5,438             4,257
                                                         --------------    --------------    --------------    --------------

Other income (expense):
     Equity in earnings of unconsolidated entities ...              934               535             1,728             1,470
     Interest expense ................................             (496)             (955)           (1,048)           (2,039)
     Other, net ......................................               23                 7                39                15
                                                         --------------    --------------    --------------    --------------
         Total other income (expense) ................              461              (413)              719              (554)
                                                         --------------    --------------    --------------    --------------

         Income before income taxes ..................            2,823               907             6,157             3,703
Income taxes .........................................               --               194                --             1,333
                                                         --------------    --------------    --------------    --------------
     Net income ......................................   $        2,823    $          713    $        6,157    $        2,370
                                                         ==============    ==============    ==============    ==============

General partner's interest in net income .............   $           56                      $          123
Limited partners' interest in net income .............   $        2,767                      $        6,034
Net income per limited partner unit ..................   $         0.39                      $         0.84
Weighted average limited partner units ...............        7,153,362                           7,153,362

         See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
        CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CAPITAL/EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                            OWNER'S
                            EQUITY                             PARTNERS' CAPITAL
                         ------------   --------------------------------------------------------------------------
                                                                                                        GENERAL
                                                                LIMITED PARTNERS                        PARTNER
                                        ----------------------------------------------------------    ------------
                                                  COMMON                        SUBORDINATED
                                        ---------------------------    ---------------------------
                                           UNITS          AMOUNT           UNITS        AMOUNT          AMOUNT            TOTAL
                                        ------------   ------------    ------------   ------------    ------------    ------------
Balances-
 January 1, 2002 .....   $     18,758             --             --              --             --              --    $     18,758

Net Income ...........          2,370             --             --              --             --              --           2,370
                         ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balances -
 June 30, 2002 .......   $     21,128             --             --              --             --              --    $     21,128
                         ============   ============   ============    ============   ============    ============    ============



Balances -
 January 1, 2003 .....             --      2,900,000   $     48,396       4,253,362   $     (1,288)   $         (2)   $     47,106

Net Income ...........             --             --          2,446              --          3,588             123           6,157

Cash distributions
 ($1.00 per unit) ....             --             --         (2,342)             --         (3,436)           (118)         (5,896)
                         ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balances -
 June 30, 2003 .......   $         --         2,900,   $     48,500       4,253,362   $     (1,136)   $          3    $     47,367
                         ============   ============   ============    ============   ============    ============    ============



         See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR -SEE NOTE 1)
          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                             SIX MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                       -----------------------------
                                                                                                          2003             2002
                                                                                                       ------------    ------------
                                                                                                       (PARTNERSHIP)   (PREDECESSOR)
Cash flows from operating activities:
     Net income ....................................................................................   $      6,157    $      2,370
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .............................................................          2,323           2,216
         Amortization of deferred debt issuance costs ..............................................            237              --
         Deferred income taxes .....................................................................             --           1,257
         Loss on sale of property, plant, and equipment ............................................             --               1
         Equity in earnings of unconsolidated entities .............................................         (1,728)         (1,470)
         Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
             Accounts and other receivables ........................................................          1,583           2,448
             Product exchange receivables ..........................................................            870            (753)
             Inventories ...........................................................................          4,206           2,832
             Due from affiliates ...................................................................           (321)             --
             Other current assets ..................................................................           (237)           (165)
             Trade and other accounts payable ......................................................         (3,130)            159
             Product exchange payables .............................................................          1,448          (2,032)
             Due to affiliates .....................................................................            240              --
             Other accrued liabilities .............................................................           (874)           (203)
         Change in other noncurrent assets, net ....................................................             --               6
                                                                                                       ------------    ------------
                Net cash provided by operating activities ..........................................         10,774           6,666
                                                                                                       ------------    ------------
Cash flows from investing activities:
     Payments for property, plant, and equipment ...................................................           (858)         (2,016)
     Proceeds from sale of property, plant and equipment ...........................................             --               7
     Distributions from unconsolidated partnership .................................................          1,782              --
     Cash paid for acquisition .....................................................................             --            (103)
                                                                                                       ------------    ------------
                Net cash provided by (used in) investing activities ................................            924          (2,112)
                                                                                                       ------------    ------------
Cash flows from financing activities:
     Payments of long-term debt ....................................................................         (2,000)           (398)
     Cash distributions paid .......................................................................         (5,896)             --
     Borrowings from affiliates ....................................................................             --          24,906
     Payments to affiliates ........................................................................             --         (28,882)
                                                                                                       ------------    ------------
                Net used in by financing activities ................................................         (7,896)         (4,374)
                                                                                                       ------------    ------------
                Net increase in cash and cash equivalents ..........................................          3,802             180
Cash at beginning of period ........................................................................          1,734              62
                                                                                                       ------------    ------------
Cash at end of period ..............................................................................   $      5,536    $        242
                                                                                                       ============    ============

         See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR)

        NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  JUNE 30, 2003

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

         Before November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation ("MRMC"). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the "General Partner"), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling, (3) liquefied petroleum gas ("LPG") distribution; and (4) fertilizer manufacturing.

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

         PRINCIPLES OF PRESENTATION, COMBINATION AND CONSOLIDATION

         The balance sheets as of June 30, 2003 and December 31, 2002 and the statements of operations, capital/equity and cash flows for the six months ended June 30, 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P. ("Operating Partnership").

         The statements of operations, capital/equity and cash flows for the six months ended June 30, 2002 are presented on a combined basis and include the operations of MRMC in the four lines of business described above, including certain operations in the LPG distribution and fertilizer manufacturing lines of business which were retained by MRMC on November 6, 2002.

         These financial statements should be read in conjunction with Partnership's audited consolidated and combined financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003. The Partnership's unaudited consolidated and combined condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in Form 10-K. In the opinion of the management of the Partnership's general partner, all adjustments necessary for a fair presentation of the Partnership's results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year.

3.       GOODWILL

         The following information relates to goodwill balances as of the end of the periods presented:

                                                  JUNE 30     DECEMBER 31,
                                                   2003          2002
                                               ------------   ------------
Carrying amount of goodwill:
     Marine transportation segment .........   $      2,026   $      2,026
     LPG distribution segment ..............             80             80
     Fertilizer segment ....................            816            816
                                               ------------   ------------
                                               $      2,922   $      2,922
                                               ============   ============

4.       CF MARTIN SULPHUR

         The following table sets forth CF Martin Sulphur's summarized net income information for the three and six months ended June 30, 2003 and 2002. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which is accounted for using the equity method of accounting. During the three months ended June 30, 2003 and 2002, the Partnership recorded equity in earnings from CF Martin Sulphur of $803 and $490, respectively, and recorded cash distributions therefrom of $891 and $0, respectively. During the six months ended June 30, 2003 and 2002, the Partnership recorded equity in earnings from CF Martin Sulphur of $1,466 and $1,392, respectively, and recorded cash distributions therefrom of $1,782 and $0, respectively.

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                       JUNE 30,                        JUNE 30,
                             ----------------------------    ----------------------------
                                 2003            2002           2003             2002
                             ------------    ------------    ------------    ------------
Revenues .................   $     17,950    $     13,019    $     35,679    $     22,317
Costs and expenses .......         16,127          11,814          32,305          19,074
                             ------------    ------------    ------------    ------------
Operating income .........          1,823           1,205           3,374           3,243
Interest expense .........           (195)           (195)           (399)           (393)
Other, net ...............             (6)            (20)            (14)            (37)
                             ------------    ------------    ------------    ------------
Net income ...............   $      1,622    $        990    $      2,961    $      2,813
                             ============    ============    ============    ============


5.       RELATED PARTY TRANSACTIONS

         Included in the financial statements for the three months and six months ended June 30, 2003 and 2002, are various related party transactions and balances primarily with (1) MRMC and affiliates and (2) CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003.

         Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC AND AFFILIATES

                                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                        JUNE 30                 JUNE 30
                                                                               -----------------------   -----------------------
                                                                                  2003         2002         2003         2002
                                                                               ----------   ----------   ----------   ----------
LPG product sales (LPG revenues) ...........................................   $       --   $        9   $        4   $        9

Marine transportation revenues (Marine transportation revenues) ............        1,541        1,126        3,056        2,091
Terminalling revenue and wharfage fees (Terminalling revenues) .............          252           98          468          184
Fertilizer product sales (Fertilizer revenues) .............................          848        1,063        1,235        1,239
LPG storage and throughput expenses (LPG cost of products sold) ............           53           --          859           --
Land transportation hauling costs (LPG cost of products sold)  .............        1,338        1,342        3,187        3,087
Sulfuric acid product purchases (Fertilizer cost of products sold) .........           68          416          550          872
Fertilizer salaries and benefits (Fertilizer cost of products sold) ........          727           --        1,473           --
Marine fuel purchases (Operating expenses) .................................          376          437          767          893
LPG truck loading costs (Operating expenses) ...............................          100          196          200          196
Marine transportation salaries and benefits (Operating expenses) ...........        1,535           --        3,015           --
LPG salaries and benefits (Operating expenses) .............................          128           --          273           --
Overhead allocation expenses (Selling, general and administrative
     expenses) .............................................................          180          176          360          364
Terminalling salaries and benefits (Selling, general and administrative
     expenses) .............................................................          169           --          344           --
LPG salaries and benefits (Selling, general and administrative expenses) ...          146           --          288           --
Fertilizer salaries and benefits (Selling, general and administrative
     expenses) .............................................................          262           --          492           --
Interest expense (Interest expense) ........................................           --        1,197           --        2,089


CF MARTIN SULPHUR

                                                                                          THREE MONTHS             SIX MONTHS
                                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                                       --------------------    --------------------
                                                                                         2003        2002        2003        2002
                                                                                       --------    --------    --------    --------
Marine transportation revenues (Marine transportation revenues) ....................   $  1,499    $  1,488    $  2,904    $  2,603
Fertilizer handling fee (Fertilizer revenues) ......................................         50           2         113          20
Product purchase settlements (Fertilizer cost of products sold) ....................        143        (252)        254        (500)
Marine tug lease (Operating expenses) ..............................................         14          --          14          --
Marine crew charge reimbursement (Offset to operating expenses) ....................       (305)       (305)       (606)       (606)
Reimbursement of Overhead (offset to Selling, general and
 administrative expenses) ..........................................................        (50)        (51)       (101)       (101)

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

                                                                      OPERATING
                                                                       REVENUES      DEPRECIATION    OPERATING
                                        OPERATING     INTERSEGMENT      AFTER            AND           INCOME         CAPITAL
                                         REVENUES     ELIMINATIONS    ELIMINATIONS   AMORTIZATION      (LOSS)       EXPENDITURES
                                       ------------   ------------    ------------   ------------   ------------    ------------
Three Months Ended June 30, 2003
   Marine transportation ...........   $      6,662   $         (3)   $      6,659   $        797   $      1,439    $         32
   Terminalling ....................          1,789             --           1,789            129          1,016              58
   LPG distribution ................         23,601           (146)         23,455             27            111               4
   Fertilizer ......................          6,904           (148)          6,756            223            229              14
   Indirect selling, general and
     administrative ................             --             --              --             --           (433)             --
                                       ------------   ------------    ------------   ------------   ------------    ------------

     Total .........................   $     38,956   $       (297)   $     38,659   $      1,176   $      2,362    $        108
                                       ============   ============    ============   ============   ============    ============

Three Months Ended June 30, 2002
   Marine transportation ...........   $      5,985   $        (24)   $      5,961   $        781   $        502    $         75
   Terminalling ....................          1,338             --           1,338             65            467             382
   LPG distribution ................         16,998           (153)         16,845            103             28              15
   Fertilizer ......................          8,703           (102)          8,601            237            499               7
   Indirect selling, general and
     administrative ................             --             --              --             --           (176)             --
                                       ------------   ------------    ------------   ------------   ------------    ------------

     Total .........................   $     33,024   $       (279)   $     32,745   $      1,186   $      1,320    $        479
                                       ============   ============    ============   ============   ============    ============

                                                                       OPERATING
                                                                        REVENUES     DEPRECIATION   OPERATING
                                         OPERATING    INTERSEGMENT       AFTER           AND          INCOME          CAPITAL
                                         REVENUES     ELIMINATIONS    ELIMINATIONS   AMORTIZATION     (LOSS)        EXPENDITURES
                                       ------------   ------------    ------------   ------------   ------------    ------------
Six Months Ended June 30, 2003
   Marine transportation ...........   $     13,115   $         (3)   $     13,112   $      1,564   $      2,664    $        701
   Terminalling ....................          3,269             --           3,269            257          1,697              58
   LPG distribution ................         69,406           (688)         68,718             54          1,130               4
   Fertilizer ......................         15,088           (329)         14,759            448            866              95
   Indirect selling, general and
     administrative ................             --             --              --             --           (919)             --
                                       ------------   ------------    ------------   ------------   ------------    ------------

     Total .........................   $    100,878   $     (1,020)   $     99,858   $      2,323   $      5,438    $        858
                                       ============   ============    ============   ============   ============    ============

Six Months Ended June 30, 2002
   Marine transportation ...........   $     11,711   $        (60)   $     11,651   $      1,418   $      1,408    $         75
   Terminalling ....................          2,392             --           2,392            146            918           1,897
   LPG distribution ................         39,007           (628)         38,379            183            943              15
   Fertilizer ......................         16,149           (231)         15,918            469          1,352              29
   Indirect selling, general and
     administrative ................             --             --              --             --           (364)             --
                                       ------------   ------------    ------------   ------------   ------------    ------------

     Total .........................   $     69,259   $       (919)   $     68,340   $      2,216   $      4,257    $      2,016
                                       ============   ============    ============   ============   ============    ============

The following table reconciles operating income to income before income taxes.

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30                    JUNE 30
                                                     ------------------------    ------------------------
                                                        2003          2002          2003          2002
                                                     ----------    ----------    ----------    ----------
Operating income .................................   $    2,362    $    1,320    $    5,438    $    4,257
Equity in earnings of unconsolidated entities ....          934           535         1,728         1,470
Interest expense .................................         (496)         (955)       (1,048)       (2,039)
Other, net .......................................           23             7            39            15
                                                     ----------    ----------    ----------    ----------
     Income before income taxes ..................   $    2,823    $      907    $    6,157    $    3,703
                                                     ==========    ==========    ==========    ==========


Total assets by segment are as follows:

                                       JUNE 30,     DECEMBER 31,
                                        2003           2002
                                     ------------   ------------
Total assets:
     Marine transportation .......   $     46,964   $     45,341
     LPG distribution ............         20,963         28,308
     Fertilizer ..................         18,422         17,274
     Terminalling ................         10,051          9,532
                                     ------------   ------------
         Total assets ............   $     96,400   $    100,455
                                     ============   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         References in this quarterly report to "we," "our," "us" or like terms when used in a historical context refer to the assets and operations of MRMC's business contributed to us in connection with our initial public offering on November 6, 2002. References in this quarterly report to "MRMC" refer to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. We refer to liquefied petroleum gas as "LPG" in this quarterly report. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and combined condensed financial statements and the notes thereto included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Managements Discussion and Analysis of

Financial Condition and Results of Operation," are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

         These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements for a number of important reasons, including those discussed under "Risks Related to our Business" and elsewhere in this quarterly report.

OVERVIEW

         We are a Delaware limited partnership formed by MRMC to receive the transfer of substantially all of the assets, liabilities and operations of MRMC related to the four lines of business that in which we operate. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

         At June 30, 2002, the Partnership had not been formed. In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in us, MRMC, and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC, (ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling of hydrocarbon products and hydrocarbon by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

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

         Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, the statements of operations for the three months and six months ended June 30, 2002 include the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we are not subject to federal or state income taxes as a result of our partnership structure. Therefore, the statements of operations for the three months and six months ended June 30, 2003 do not include the effects of any income taxes.

     CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and combined condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our consolidated and combined condensed financial statements most significantly.

         You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated and Combined Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership's 2002 Form 10-K filed with the Securities and Exchange Commission on March 26, 2003 in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142.

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

         Goodwill. As required by SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In performing such test, we determined we had three "reporting units" which contained goodwill. These reporting units were three of our reporting segments and were marine transportation, LPG distribution and fertilizer. Our annual impairment test date is September 30.

         We perform the first test under SFAS No. 142 which requires us to compare the fair value of each reporting unit to the related carrying amount (including amounts for goodwill) of each reporting unit. We determine fair value in each reporting unit based on a multiple of current annual cash flows. We determine such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions.

         Environmental Liabilities. Historically, we have not experienced circumstances requiring us to account for environmental remediation obligations. If such circumstances arise, we would estimate remediation obligations utilizing a remediation feasibility study and any other related environmental studies that we may elect to perform. We would record changes to our estimated environmental liability as circumstances change or events occur, such as the issuance of revised orders by governmental bodies or court or other judicial orders and our evaluation of the likelihood and amount of the related eventual liability.

         Allowance for Doubtful Accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debts to reduce the related receivable to the amount we ultimately expect to collect from customers.

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

         We purchase land transportation services, underground storage services, sulfuric acid and marine fuel from MRMC. We also have exclusive access to and use of a truck loading and unloading terminal and pipeline distribution system owned by MRMC at Mont Belvieu, Texas. We purchase these products and services under the following agreements. Each agreement has a three-year term, beginning on November 1, 2002, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

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

         With the exception of marine transportation services, which we provide to MRMC at applicable market rates, the pricing and rates of all of these agreements were based on the same prices and rates in place prior to our initial public offering.

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

     OUR RELATIONSHIP WITH CF MARTIN SULPHUR

         We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of June 30, 2003, our aggregate reimbursement liability would have been approximately $2.1 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

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

     RESULTS OF OPERATIONS

         The results of operations for the three months and six months ended June 30, 2003 were derived from the consolidated financial statements of the Partnership while the results of operations for the three months and six months ended June 30, 2002 were derived from the combined financial statements of predecessor lines of business.

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

         We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and six months ended June 30, 2003 and 2002. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                   JUNE 30,
                                                                   ------------------------    ------------------------
                                                                      2003          2002          2003          2002
                                                                   ----------    ----------    ----------    ----------
                                                                                     (IN THOUSANDS)
Operating income (loss):
     Marine transportation .....................................   $    1,439    $      502    $    2,664    $    1,408
     Terminalling ..............................................        1,016           467         1,697           918
     LPG distribution ..........................................          111            28         1,130           943
     Fertilizer ................................................          229           499           866         1,352
     Indirect selling, general and administrative expenses .....         (433)         (176)         (919)         (364)
                                                                   ----------    ----------    ----------    ----------
              Operating income .................................   $    2,362    $    1,320    $    5,438    $    4,257
                                                                   ==========    ==========    ==========    ==========

     Equity in earnings of unconsolidated subsidiaries .........   $      934    $      535    $    1,728    $    1,470

         Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

         Our total revenues were $38.7 million for the three months ended June 30, 2003 compared to $32.7 million for the three months ended June 30, 2002, an increase of $5.9 million, or 18%. Our cost of products sold was $28.6 million for the three months ended June 30, 2003 compared to $23.2 million for the three months ended June 30, 2002, an increase of $5.4 million, or 23%. Our total operating expenses were $4.9 million for the three months ended June 30, 2003 compared to $5.3 million for the three months ended June 30, 2002, a decrease of $0.5 million, or 9%.

         Our total selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2003 compared to $1.7 million for the three months ended June 30, 2002, a decrease of $0.1 million, or 6%. Total depreciation and amortization was $1.2 million for both three month periods. Our operating income was $2.4 million for the three months ended June 30, 2003 compared to $1.3 million for the three months ended June 30, 2002, an increase of $1.0 million, or 79%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                                JUNE 30,
                                                            2003        2002
                                                         ----------   ----------
                                                             (IN THOUSANDS)
Revenues .............................................   $    6,659   $    5,961
Operating expenses ...................................        4,326        4,536
                                                         ----------   ----------
     Operating margin ................................        2,333        1,425
Selling, general and administrative expenses .........           97          142
Depreciation and amortization ........................          797          781
                                                         ----------   ----------
     Operating income ................................   $    1,439   $      502
                                                         ==========   ==========


         Revenues. Our marine transportation revenues increased $0.7 million, or 12%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The revenue increase was primarily due to increased utilization of our inland barge fleet. This increase in utilization was due to increased demand by industrial users of fuel oil as this product was an economic substitute for higher cost natural gas.

         Operating expenses. Operating expenses decreased $0.2 million, or 5%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease was due primarily to reduced repair and maintenance costs in 2003 as compared to 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.

         Depreciation and Amortization. Depreciation and amortization was approximately the same for both three month periods.

         In summary, our marine transportation operating income increased $0.9 million, or 187%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                                  JUNE 30
                                                              2003        2002
                                                           ----------   ----------
                                                                (IN THOUSANDS)
Revenues ...............................................   $    1,789   $    1,338
Operating expenses .....................................          352          471
                                                           ----------   ----------
     Operating margin ..................................        1,437          867
Selling, general and administrative expenses ...........          292          335
Depreciation and amortization ..........................          129           65
                                                           ----------   ----------
     Operating income ..................................   $    1,016   $      467
                                                           ==========   ==========


         Revenues. Our terminalling revenues increased $0.5 million, or 34%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was due primarily to additional revenue generated by our two newly constructed asphalt tanks which were put into service in May, 2002 and an increase in rates for certain terminalling contracts at our Tampa terminal.

         Operating expenses. Operating expenses decreased $0.1 million or 25% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease was due to a reduction in repairs and maintenance in 2003 as compared to 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.3 million for both three month periods.

         Depreciation and amortization. Depreciation and amortization was $0.1 million for both three month periods.

         In summary, our terminalling operating income increased $0.5 million, or 117%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

LPG Distribution Business

         The following table summarizes our results of operations in our LPG distribution segment.

                                                           THREE MONTHS ENDED
                                                               JUNE 30
                                                       -----------------------
                                                          2003         2002
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Revenues ...........................................   $   23,455   $   16,845
Cost of products sold ..............................       22,759       16,011
Operating expenses .................................          223          309
                                                       ----------   ----------
     Operating margin ..............................          473          525
Selling, general and administrative expenses .......          335          394
Depreciation and amortization ......................           27          103
                                                       ----------   ----------
     Operating income ..............................   $      111   $       28
                                                       ==========   ==========

LPG Volumes (gallons) ..............................       36,260       32,677
                                                       ==========   ==========


         Revenues. Our LPG distribution revenue increased $6.6 million, or 39%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was due to both volume and price increases. Our volume for the quarter ended June 30, 2003 was 11% greater than the quarter ended June 30, 2002. The average sales price per gallon was 25% greater for the second quarter of 2003 compared to the second quarter of 2002. The increase in volume was primarily a result of increased sales to industrial customers. The increase in price was a result of an overall increase in the price levels of energy.

         Cost of product sold. Our cost of products sold increased $6.7 million, or 42%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, which approximated our increase in sales. As previously mentioned, this increase was primarily due to a 11% increase in sales volume and a 28% increase in price of products sold for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

         Operating expenses. Operating expenses decreased $0.1 million, or 28%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 15%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

         Depreciation and amortization. Depreciation and amortization decreased $0.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

         In summary, our LPG distribution operating income increased $0.1 million, or 300%, for the three months ended June 30, 2003 compared to three months ended June 30, 2002.

Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                            THREE MONTHS ENDED
                                                                 JUNE 30
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                              (IN THOUSANDS)
Revenues .............................................   $    6,756   $    8,601
Cost of products sold and operating expenses .........        5,847        7,193
                                                         ----------   ----------
     Operating margin ................................          909        1,408
Selling, general and administrative expenses .........          457          672
Depreciation and amortization ........................          223          237
                                                         ----------   ----------
     Operating income ................................   $      229   $      499
                                                         ==========   ==========

Fertilizer Volumes (tons) ............................         41.1         49.0
                                                         ==========   ==========

         Revenues. Our fertilizer business revenues decreased $1.8 million, or 21%, for three months ended June 30, 2003 compared to the three months ended June 30, 2002. Our sales volume decreased 16% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This decrease was primarily due to adverse weather conditions, including hail damage to early plant growth, in our marketing area. We also experienced a 6% decline in the average selling price per ton in the second quarter of 2003 compared to the second quarter of 2002. This was primarily a result of increased competitive pressures in our marketing area, as our competition lowered the selling price of certain products in an attempt to gain market share. We expect this competitive situation to continue through the end of 2003, which could negatively impact our gross margin and operating income in the third and fourth quarter of 2003.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $1.3 million, or 19%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. As mentioned earlier, this increase was primarily due to a 16% volume decrease for the second quarter of 2003 as compared to the second quarter of 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 32%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease was due to reduction in personnel and a reduction in advertising of our lawn and garden products.

         Depreciation and amortization. Depreciation and amortization was $0.2 million for both three month periods.

         In summary, our fertilizer operating income decreased $0.3 million, or 54%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 2002

         Our total revenues were $99.9 million for the six months ended June 30, 2003 compared to $68.3 million for the six months ended June 30, 2002, an increase of $31.5 million, or 46%. Our cost of products sold was $79.0 million for the six months ended June 30, 2003 compared to $48.5 million for the six months ended June 30, 2002, an increase of $30.6 million, or 63%. Our total operating expenses were $9.9 million for the six months ended June 30, 2003 compared to $10.0 million for the six months ended June 30, 2002, a decrease of $0.1 million, or 1%.

         Our total selling, general and administrative expenses were $3.1 million for the six months ended June 30, 2003 compared to $3.4 million for the six months ended June 30, 2002, a decrease of $0.2 million, or 7%. Total depreciation and amortization was $2.3 million for the six months ended June 30, 2003 compared to $2.2 million for the six months ended June 30, 2002, an increase of $0.1 million, or 5%. Our operating income was $5.4 million for the six months ended June 30, 2003 compared to $4.3 million for the six months ended June 30, 2002, an increase of $1.2 million, or 28%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                           SIX MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                          2003         2002
                                                       ----------   ----------
                                                           (IN THOUSANDS)

Revenues ...........................................   $   13,112   $   11,651
Operating expenses .................................        8,730        8,598
                                                       ----------   ----------
     Operating margin ..............................        4,382        3,053
Selling, general and administrative expenses .......          154          227
Depreciation and amortization ......................        1,564        1,418
                                                       ----------   ----------
     Operating income ..............................   $    2,664   $    1,408
                                                       ==========   ==========

         Revenues. Our marine transportation revenues increased $1.5 million, or 13%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Approximately $0.7 million of this increase was due to two offshore barge units that were fully utilized in the six months of 2003. These units were in the shipyard in the first quarter of 2002. One of the offshore barge units was in the shipyard during 2002 while being converted from fuel oil service to sulfur service. This unit is currently fully utilized under a term contract with CF Martin Sulphur. The other offshore barge unit was in the shipyard during the first quarter 2002 for routine repairs and maintenance. The remaining increase in revenues of $0.8 million was a result of increased utilization of our inland barge fleet as there was increased demand by industrial users of fuel oil as this product was an economic substitute for higher cost natural gas.

         Operating expenses. Operating expenses increased $0.1 million, or 2%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Increases in fuel costs were offset by decreases in repair and maintenance costs.

         Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both six month periods.

         Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 10%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was due primarily to depreciation of capital expenditures made during 2002.

         In summary, our marine transportation operating income increased $1.3 million, or 89%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                       -----------------------
                                                          2003         2002
                                                       ----------   ----------
                                                            (IN THOUSANDS)
Revenues ...........................................   $    3,269   $    2,392
Operating expenses .................................          726          677
                                                       ----------   ----------
     Operating margin ..............................        2,543        1,715
Selling, general and administrative expenses .......          589          651
Depreciation and amortization ......................          257          146
                                                       ----------   ----------
     Operating income ..............................   $    1,697   $      918
                                                       ==========   ==========


         Revenues. Our terminalling revenues increased $0.9 million, or 37%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was due primarily to additional revenue generated by our two newly constructed asphalt tanks which were put into service in May, 2002 and an increase in rates for certain terminalling contracts at our Tampa terminal.

         Operating expenses. Operating expenses were $0.7 for both six month periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 10%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 76%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was due to new ashphalt tanks put in service in May, 2002.

         In summary, our terminalling operating income increased $0.8 million, or 85%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

LPG Distribution Business

         The following table summarized our results of operations in our LPG distribution segment.

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                         -----------------------------
                                                             2003             2002
                                                         ------------     ------------
                                                                 (IN THOUSANDS)
Revenues ...........................................     $     68,718     $     38,379
Cost of products sold ..............................           66,388           35,751
Operating expenses .................................              515              738
                                                         ------------     ------------
     Operating margin ..............................            1,815            1,890
Selling, general and administrative expenses .......              631              764
Depreciation and amortization ......................               54              183
                                                         ------------     ------------
     Operating income ..............................     $      1,130     $        943
                                                         ============     ============

LPG Volumes (gallons) ..............................           98,974           81,226
                                                         ============     ============


         Revenues. Our LPG distribution revenue increased $30.3 million, or 79%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was due to both volume and price increases. Our volume for the six months ended June 30, 2003 was 22% greater than the six months ended June 30, 2002. The average sales price per gallon was 47% greater for the first six months of 2003 compared to the first six months of 2002. The increase in both volume and price was a result of an industry-wide increase in demand for LPGs during the first quarter of 2003 compared to the first quarter of 2002 because of colder temperatures during the first quarter of 2003. Also, we increased our volume of sales to industrial customers in the second quarter of 2003 compared to the second quarter of 2002.

         Cost of product sold. Our cost of products sold increased $30.6 million, or 86%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, which approximated our increase in sales. Our LPG cost per gallon increased approximately 52% due to colder temperatures, which resulted in an industry-wide increase in demand for LPGs in the first quarter of 2003 compared to the first quarter of 2002. Also, we experienced a 22% increase in sales volume for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

         Operating expenses. Operating expenses decreased $0.2 million, or 30%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 17%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         Depreciation and amortization. Depreciation and amortization decreased $0.1 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         In summary, our LPG distribution operating income increased $0.2 million, or 20%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                         -------------------------
                                                            2003           2002
                                                         ----------     ----------
                                                               (IN THOUSANDS)
Revenues ...........................................     $   14,759     $   15,918
Cost of products sold and operating expenses .......         12,606         12,729
                                                         ----------     ----------
     Operating margin ..............................          2,153          3,189
Selling, general and administrative expenses .......            839          1,368
Depreciation and amortization ......................            448            469
                                                         ----------     ----------
     Operating income ..............................     $      866     $    1,352
                                                         ==========     ==========

Fertilizer Volumes (tons) ..........................           88.6           90.6
                                                         ==========     ==========


         Revenues. Our fertilizer business revenues decreased $1.2 million, or 7%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Our sales volume decreased 2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to adverse weather conditions, including hail damage to early plant growth, in our marketing area. We also experienced a 5% decline in the average selling price per ton in the first six months of 2003 compared to the first six months of 2002. This was primarily a result of increased competitive pressures in our marketing area, as our competition lowered the selling price of certain products in an attempt to gain market share. We expect this competitive situation to continue through the end of 2003, which could negatively impact our gross margin and operating income in the third and fourth quarter of 2003.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $0.1 million, or 1%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.5 million, or 39%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was due to a reduction in personnel and a reduction in advertising of our lawn and garden products.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both six month periods.

         In summary, our fertilizer operating income decreased $0.5 million, or 36%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES

         For the six months ended June 30 2002, equity in earnings of unconsolidated entities primarily relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur but also includes a 50% interest in a sulfur fungicide joint venture. For the six months ended June 30 2003, this line item includes the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC on November 6, 2002.

         Equity in earnings of unconsolidated entities for the three months ended June 30, 2003 increased by $0.4 million, or 75%, over the same period in 2002. Although CF Martin Sulphur sold 16% less tons of sulfur during the second quarter of 2003 as compared to the same period in 2002, its barge transportation revenues grew $0.5 million. The growth in barge transportation revenues was a result of increased demand by certain customers to relieve marine transportation shortages in the Gulf coast to Tampa market. For the quarter ended June 30, 2003, we received a cash distribution from CF Martin of $0.9 million. For the same period in 2002, there were no cash distributions.

         Equity in earnings of unconsolidated entities for the six months ended June 30, 2003 increased by $0.3 million, or 18%, over the same period in 2002. The 50% interest in a sulfur fungicide joint venture, retained by MRMC, was responsible for 71% of the increase as it had a net loss of $0.2 million for the six months ending June 30, 2002. The remainder of the increase was due to CF Martin. CF Martin had increased margins of 12% while maintaining constant volumes for the six month period. For the six months ended June 30, 2003, we received cash distributions from CF Martin of $1.8 million. For the same period in 2002, there were no cash distributions.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods and $0.3 million for both six month periods.

     INTEREST EXPENSE

         Our interest expense for all operations was $0.5 million for the three months ended June 30, 2003 compared to $1.0 million for the three months ended June 30, 2002, a decrease of $0.5 million, or 48%. This decrease was primarily due to lower interest rates on our variable rate debt in the second quarter of 2003 compared to the second quarter of 2002.

         Our interest expense for all operations was $1.0 million for the six months ended June 30, 2003 compared to $2.0 million for the six months ended June 30, 2002, a decrease of $1.0 million, or 49%. This decrease was primarily due to lower interest rates on our variable rate debt in the first six months of 2003 compared to the first six months of 2002.

     INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expenses were $0.4 million for the three months ended June 30, 2003 compared to $0.2 million for the three months ended June 30, 2002, an increase of $0.3 million or 146%. This increase was primarily due to higher legal fees, accounting fees and other costs associated with being a public company. For both of these three month periods, we reimbursed MRMC $0.2 million, which we charged to indirect selling, general, and administrative expenses.

         Indirect selling, general, and administrative expenses were $0.9 million for the six months ended June 30, 2003 compared to $0.4 million for the six months ended June 30, 2002, an increase of $0.6 million or 152%. This increase was primarily due to higher legal fees, accounting fees and other costs associated with being a public company. For both of these six month periods, we reimbursed MRMC $0.4 million, which we charged to indirect selling, general, and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS AND CAPITAL EXPENDITURES

         For the six months ended June 30, 2003, cash increased $3.8 million as a result of $10.8 million provided by operating activities, $0.9 million provided by investing activities and $7.9 million used in financing activities. For the six months ended June 30, 2002, cash increased $0.2 million as a result of $6.7 million provided by operating activities, $2.1 million used in investing activities and $4.4 million used in financing activities.

         For the six months ended June 30, 2003, our investing activities consisted of capital expenditures and cash distributions from an unconsolidated partnership. For the six months ended June 30, 2002, our investing activities consisted of capital expenditures and cash paid for an acquisition.

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

         For the six months ended June 30, 2003 and 2002, our capital expenditures for property and equipment were $0.9 million and $2.0 million, respectively.

         As to each period:

         o For the six months ended June 30, 2003, we spent $0.9 million for maintenance of marine equipment and fertilizer facilities.

         o For the six months ended June 30, 2002, we spent $1.9 million for expansion to construct new asphalt tanks at our Stanolind terminal and $0.1 million for maintenance.

         For the six months ended June 30, 2003, financing activities consisted of cash distributions paid to common and subordinated unitholders and repayment of long-term debt. For the six months ended June 30, 2002, financing activities consisted of payments of long term debt to financial lenders and payments to affiliates pursuant to intercompany loans. For the six months ended June 30, 2003, there were no payments to affiliates and for the six months ended June 30, 2002, our net payments to affiliates were $4.0 million.

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

         As of June 30, 2003, we had $33.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 term loan and $8.0 million under our $35.0 million revolving line of credit.

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

         Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of June 30, 2003, is as follows (amounts in thousands):

                                                                             PAYMENT DUE BY PERIOD
                                               --------------------------------------------------------------------------------
                                                   Total        Less than 1          1-3             4-5             After 5
                                                Obligation         Years            Years            Year             Years
                                               ------------     ------------     ------------     ------------     ------------
Long-term debt ...........................     $     33,000     $         --     $     33,000     $         --     $         --
Operating leases .........................              178               90               57               31               --
Interest expense on long-term debt .......            2,734            1,163            1,571               --               --
                                               ------------     ------------     ------------     ------------     ------------
                                               $     35,912     $      1,253     $     34,628     $         31     $         --
                                               ============     ============     ============     ============     ============

         We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

         We do not have any off-balance sheet financing arrangements.

     DESCRIPTION OF OUR CREDIT FACILITY

         In connection with the closing of our initial public offering on November 6, 2002, we entered into a new syndicated $35.0 million revolving line of credit and $25.0 million term loan led by Royal Bank of Canada, as administrative agent, lead arranger and book runner. The $35.0 million revolving credit facility is comprised of (i) a $25.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $10.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures.

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

         In addition, the credit facility contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

         The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $35.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition subfacility of not less than 2.0 to 1.0.

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

SEASONALITY

         A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our marine transportation and terminalling businesses and the molten sulfur business of CF Martin Sulphur, are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from these lines of business and our unconsolidated non-controlling interest in CF Martin Sulphur. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

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

         RESTRICTIONS IN OUR DEBT AGREEMENTS MAY PREVENT US FROM MAKING DISTRIBUTIONS TO OUR UNITHOLDERS. As of June 30, 2003, we had $33.0 million of indebtedness, composed of $8.0 million of debt under our revolving line of credit and $25.0 million of term debt. Our payment of principal and interest on our debt will reduce the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

         REGULATION AFFECTING THE DOMESTIC TANK VESSEL INDUSTRY MAY LIMIT OUR ABILITY TO DO BUSINESS, INCREASE OUR COSTS AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNITHOLDERS. The U.S. Oil Pollution Act of 1990, or OPA 90, provides for the phase out of single-hull vessels and the phase in of the exclusive operation of double-hull tank vessels in U.S. waters. Under OPA 90, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to come to U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All of our offshore tank barges are double-hull vessels and have no phase out date. We have six inland single-hull barges that will be phased out in the year 2015. The phase out of these single-hull vessels in accordance with OPA 90 may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.

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

         Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of June 30, 2003. We had $33.0 million of indebtedness outstanding under this facility at June 30, 2003. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in income before income taxes of approximately $0.3 million annually.

ITEM 4.  CONTROLS AND PROCEDURES

         In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time , we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1*    Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

*  Filed herewith

(b)      Reports on Form 8-K

         On April 21, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing that on May 15, 2003 it will pay its minimum quarterly distribution of $0.50 per unit (for the period January 1, 2003 through March 31, 2003) to its common and subordinated unitholders of record as of the close of business on May 2, 2003.

         On May 7, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its first quarter earnings call and the release of financial results for the quarter ended March 31, 2003.

         On May 12, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended March 31, 2003.

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

                                  Martin Midstream Partners L.P.
                                  (Registrant)

                                  By:   Martin Midstream GP LLC
                                        Its General Partner

Date: August 8, 2003              By:   /s/ ROBERT D. BONDURANT
                                        ---------------------------------------
                                        Robert D. Bondurant
                                        Executive Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NO.      DESCRIPTION
-------  -----------
31.1*    Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Executive Officer Pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

32.2*    Certification of Chief Financial Officer Pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed" under the Securities and Exchange Act of 1934.

*  Filed herewith