Form 10-Q
period 2003-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2003-11-10
CIK 1176334

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

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

                         Yes [ ]                No [X]

         The number of the registrant's Common Units outstanding at November 10, 2003 was 2,900,000.

                                                                                                                 Page
PART I--FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................................................     1
           Consolidated Condensed Balance Sheets as of September 30, 2003 (unaudited) and December 31,
           2002 (audited).....................................................................................     1
           Consolidated and Combined Condensed Statements of Operations for the Three Months Ended
           and Nine months ended September 30, 2003 and 2002 (unaudited)......................................     2
           Consolidated and Combined Condensed Statements of Capital/Equity for the Nine Months
           Ended September 30, 2003 and 2002 (unaudited) .....................................................     3
           Consolidated and Combined Condensed Statements of Cash Flows for the Nine months ended
           September 30, 2003 and 2002 (unaudited)............................................................     4
           Notes to Consolidated and Combined Condensed Financial Statements (unaudited)......................     5
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............    10
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................    33
Item 4.    Controls and Procedures............................................................................    34

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................    34
Item 2.    Changes in Securities and Use of Proceeds..........................................................    34
Item 5.    Other Information..................................................................................    34
Item 6.    Exhibits and Reports on Form 8-K...................................................................    35

SIGNATURE
CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                                                   (UNAUDITED)         (AUDITED)
                                                                                               ------------------  -----------------
                                           ASSETS
Cash.......................................................................................         $  5,956            $  1,734
Accounts and other receivables, less allowance for doubtful accounts of $280 and $355......           18,187              20,225
Product exchange receivables...............................................................            2,285               1,040
Inventories................................................................................           17,248              15,511
Due from affiliates........................................................................              795                 332
Other current assets.......................................................................              352                 273
                                                                                                    --------            --------
      Total current assets.................................................................           44,823              39,115
                                                                                                    --------            --------

Property, plant, and equipment, at cost....................................................           84,691              83,345
Accumulated depreciation...................................................................          (30,934)            (27,488)
                                                                                                    --------            --------
      Property, plant and equipment, net...................................................           53,757              55,857
                                                                                                    --------            --------

Goodwill                                                                                               2,922               2,922
Investment in unconsolidated entities......................................................              716               1,081
Other assets, net..........................................................................            1,056               1,480
                                                                                                    --------            --------
                                                                                                    $103,274            $100,455
                                                                                                    ========            ========
                             LIABILITIES AND PARTNERS' CAPITAL

Trade and other accounts payable...........................................................         $ 11,850            $ 14,007
Product exchange payables..................................................................            8,478               2,285
Due to affiliates..........................................................................              770                   -
Other accrued liabilities..................................................................            1,278               2,057
                                                                                                    --------            --------
      Total current liabilities............................................................           22,376              18,349

Long-term debt.............................................................................           35,000              35,000
                                                                                                    --------            --------
      Total liabilities....................................................................           57,376              53,349
                                                                                                    --------            --------

Partners' capital..........................................................................           45,898              47,106
Commitments and contingencies..............................................................
                                                                                                    --------            --------
                                                                                                    $103,274            $100,455
                                                                                                    ========            ========

    See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     -----------------------------   ----------------------------
                                                                         2003            2002             2003           2002
                                                                     -------------   -------------   -------------   ------------
                                                                     (PARTNERSHIP)   (PREDECESSOR)   (PARTNERSHIP)   (PREDECESSOR)
Revenues:
      Marine transportation..............................             $    6,470       $   6,176      $   19,582       $  17,827
      Terminalling.......................................                  1,769           1,349           5,038           3,741
      Product sales:
            LPG distribution.............................                 26,617          20,838          95,335          59,217
            Fertilizer...................................                  5,384           4,639          20,143          20,557
                                                                      ----------       ---------      ----------       ---------
                                                                          32,001          25,477         115,478          79,774
                                                                      ----------       ---------      ----------       ---------
                  Total revenues.........................                 40,240          33,002         140,098         101,342
                                                                      ----------       ---------      ----------       ---------

Costs and expenses:
      Cost of products sold:
            LPG distribution..............................                25,728          19,855          92,116          55,606
            Fertilizer....................................                 4,933           4,337          17,579          17,061
                                                                      ----------       ---------      ----------       ---------
                                                                          30,661          24,192         109,695          72,667
Expenses:
      Operating expenses..................................                 4,977           4,707          14,908          14,725
      Selling, general and administrative.................                 1,444           1,579           4,576           4,953
      Depreciation and amortization.......................                 1,192           1,140           3,515           3,356
                                                                      ----------       ---------      ----------       ---------
            Total costs and expenses......................                38,274          31,618         132,694          95,701
                                                                      ----------       ---------      ----------       ---------
            Operating income..............................                 1,966           1,384           7,404           5,641
                                                                      ----------       ---------      ----------       ---------

Other income (expense):
      Equity in earnings of unconsolidated entities.......                   580             766           2,308           2,236
      Interest expense....................................                  (394)           (937)         (1,442)         (2,976)
      Other, net..........................................                    29              21              68              36
                                                                      ----------       ---------      ----------       ---------
            Total other income (expense)..................                   215            (150)            934            (704)
                                                                      ----------       ---------      ----------       ---------

            Income before income taxes...................                  2,181           1,234           8,338           4,937
Income taxes.............................................                      -             485               -           1,818
                                                                      ----------       ---------      ----------       ---------
      Net income.........................................             $    2,181       $     749      $    8,338       $   3,119
                                                                      ==========       =========      ==========       =========

General partner's interest in net income.................             $       44                      $      167
Limited partners' interest in net income.................             $    2,137                      $    8,171
Net income per limited partner unit......................             $     0.30                      $     1.14
Weighted average limited partner units...................              7,153,362                       7,153,362

    See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
       (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
        CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CAPITAL/EQUITY
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (PARTNERSHIP) AND 2002
                                 (PREDECESSOR)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               OWNER'S
                                               EQUITY                   PARTNERS' CAPITAL
                                               -------  --------------------------------------------------
                                                                                                  GENERAL
                                                                    LIMITED PARTNERS              PARTNER
                                                        ----------------------------------------  --------
                                                              COMMON            SUBORDINATED
                                                        -------------------  -------------------
                                                          UNITS     AMOUNT     UNITS     AMOUNT    AMOUNT     TOTAL
                                                        ---------  --------  ---------  --------  --------   --------
Balances- January 1, 2002..................    $18,758         --        --         --        --        --   $18,758

Net Income.................................      3,119         --        --         --        --        --     3,119
                                               -------  ---------  --------  ---------  --------  --------   -------

Balances - September 30, 2002..............    $21,877         --        --         --        --        --   $21,877
                                               =======  =========  ========  =========  ========  ========   =======

Balances - January 1, 2003.................         --  2,900,000  $ 48,396  4,253,362  $ (1,288) $     (2)  $47,106

Net Income.................................         --         --     3,313         --     4,858       167     8,338

Cash distributions ($1.31 per unit)........         --         --    (3,792)        --    (5,563)     (191)   (9,546)
                                               -------  ---------  --------  ---------  --------  --------   -------

Balances - September 30, 2003..............    $    --  2,900,000  $ 47,917  4,253,362  $ (1,993) $    (26)  $45,898
                                               =======  =========  ========  =========  ========  ========   =======

    See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
        (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR - SEE NOTE 1)
          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 ----------------------------
                                                                                                      2003          2002
                                                                                                 -------------  -------------
                                                                                                 (PARTNERSHIP)  (PREDECESSOR)
Cash flows from operating activities:
      Net income..............................................................................      $ 8,338       $  3,119
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization.....................................................        3,515          3,356
            Amortization of deferred debt issuance costs......................................          355             --
            Deferred income taxes.............................................................           --          2,269
            Gain on sale of property, plant, and equipment....................................           --            (12)
            Equity in earnings of unconsolidated entities.....................................       (2,308)        (2,236)

            Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

                  Accounts and other receivables..............................................        2,038         (1,427)
                  Product exchange receivables................................................       (1,245)          (228)
                  Inventories.................................................................       (1,737)        (5,193)
                  Due from affiliates.........................................................         (463)            --
                  Other current assets........................................................          (79)          (125)
                  Trade and other accounts payable............................................       (2,157)         2,605
                  Product exchange payables...................................................        6,193          2,236
                  Due to affiliates...........................................................          770             --
                  Other accrued liabilities...................................................         (779)           268
            Change in other noncurrent assets, net............................................           --            (53)
                                                                                                    -------       --------
                      Net cash provided by operating activities...............................       12,441          4,579
                                                                                                    -------       --------
Cash flows from investing activities:
      Payments for property, plant, and equipment.............................................       (1,346)        (2,216)
      Proceeds from sale of property, plant and equipment.....................................           --            444
      Distributions from unconsolidated partnership...........................................        2,673             --
      Cash paid for acquisition...............................................................           --           (103)
                                                                                                    -------       --------
                      Net cash provided by (used in) investing activities.....................        1,327         (1,875)
                                                                                                    -------       --------
Cash flows from financing activities:
      Payments of long-term debt..............................................................           --           (640)
      Cash distributions paid.................................................................       (9,546)            --
      Borrowings from affiliates..............................................................           --         35,750
      Payments to affiliates..................................................................           --        (37,751)
                                                                                                    -------       --------
                      Net used in by financing activities.....................................       (9,546)        (2,641)
                                                                                                    -------       --------
                      Net increase in cash and cash equivalents...............................        4,222             63

Cash at beginning of period...................................................................        1,734             62
                                                                                                    -------       --------
Cash at end of period.........................................................................      $ 5,956       $    125
                                                                                                    =======       ========

    See accompanying notes to consolidated and combined condensed financial statements.

                         MARTIN MIDSTREAM PARTNERS L.P.
              (SUCCESSOR TO MARTIN MIDSTREAM PARTNERS PREDECESSOR)

        NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                               SEPTEMBER 30, 2003

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

         Following the Partnership's initial public offering, MRMC retained various assets, liabilities and operations not related to the four lines of business noted above as well as certain assets, liabilities and operations within the LPG distribution and fertilizer manufacturing lines of business.

2.       SIGNIFICANT ACCOUNTING POLICIES

         In addition to matters discussed below in this note, the Partnership's significant accounting policies are detailed in the audited consolidated and combined financial statements and notes thereto in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 26, 2003.

         PRINCIPLES OF PRESENTATION, COMBINATION AND CONSOLIDATION

         The balance sheets as of September 30, 2003 and December 31, 2002 and the statements of operations, capital/equity and cash flows for the nine months ended September 30, 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P. (the "Operating Partnership").

         The statements of operations, capital/equity and cash flows for the nine months ended September 30, 2002 are presented on a combined basis and include the operations of MRMC in the four lines of business described above, including certain operations in the LPG distribution and fertilizer manufacturing lines of business which were retained by MRMC following the Partnership's initial public offering on November 6, 2002.

         These financial statements should be read in conjunction with Partnership's audited consolidated and combined financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K filed with the SEC on March 26, 2003. The Partnership's unaudited consolidated and combined condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in Form 10-K. In the opinion of the management of the Partnership's general partner, all adjustments necessary for a fair presentation of the Partnership's results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year.

3.       GOODWILL

         The following information relates to goodwill balances as of the end of the periods presented:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   2003           2002
                                              -------------   ------------
Carrying amount of goodwill:
      Marine transportation segment......        $2,026          $2,026
      LPG distribution segment...........            80              80
      Fertilizer segment.................           816             816
                                                 ------          ------
                                                 $2,922          $2,922
                                                 ======          ======

         The Partnership performed its annual test for impairment of goodwill as of September 30, 2003. The result of this analysis did not require the Partnership to recognize an impairment loss.

4.       CF MARTIN SULPHUR

         The following table sets forth CF Martin Sulphur's summarized net income information for the three and nine months ended September 30, 2003 and 2002. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which is accounted for using the equity method of accounting. During the three months ended September 30, 2003 and 2002, the Partnership recorded equity in earnings from CF Martin Sulphur of $580 and $810, respectively, and recorded cash distributions therefrom of $891 and $0, respectively. The equity in earnings for both three month periods includes $131 of amortization of the difference between the Partnership's original book investment in CF Martin Sulphur and its related underlying equity balance therein. During the nine months ended September 30, 2003 and 2002, the Partnership recorded equity in earnings from CF Martin Sulphur of $2,308 and $2,465, respectively, and recorded cash distributions therefrom of $2,673 and $0, respectively. The equity in earnings for both nine month periods includes $393 of amortization of the difference between the Partnership's original book investment in CF Martin Sulphur and its related underlying equity balance therein.

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                         -------------------      ------------------
                                           2003      2002           2003      2002
                                         -------    -------       -------    -------
Revenues............................     $16,472    $13,553       $52,151    $35,870
Costs and expenses..................      15,339     11,927        47,644     31,001
                                         -------    -------       -------    -------
Operating income....................       1,133      1,626         4,507      4,869
Interest expense....................        (207)      (236)         (606)      (629)
Other, net..........................         (18)       (18)          (32)       (55)
                                         -------    -------       -------    -------
Net income..........................     $   908    $ 1,372       $ 3,869    $ 4,185
                                         =======    =======       =======    =======

5.       RELATED PARTY TRANSACTIONS

         Included in the financial statements for the three months and nine months ended September 30, 2003 and 2002, are various related party transactions and balances primarily with (1) MRMC and affiliates and (2) CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K filed with the SEC on March 26, 2003.

         Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC AND AFFILIATES

                                                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                              SEPTEMBER 30       SEPTEMBER 30
                                                                                           ------------------  -----------------
                                                                                            2003        2002     2003      2002
                                                                                           -------     ------  -------    ------
LPG product sales (LPG revenues)......................................................     $  292      $   --  $  296     $    9
Marine transportation revenues (Marine transportation revenues).......................        852       1,163   3,907      3,254
Terminalling revenue and wharfage fees (Terminalling revenues)........................        239          89     707        273
Fertilizer product sales (Fertilizer revenues)........................................        307         106   1,542      1,345
LPG storage and throughput expenses (LPG cost of products sold).......................         92          --     952         --
LPG product purchases (LPG cost of products sold).....................................         --         250      --        250
Land transportation hauling costs (LPG cost of products sold).........................      1,521       1,327   4,707      4,414
Sulfuric acid product purchases (Fertilizer cost of products sold)....................         80         302     629      1,174
Fertilizer salaries and benefits (Fertilizer cost of products sold)...................        726          --   2,198         --
Marine fuel purchases (Operating expenses)............................................        365         400   1,132      1,293
LPG truck loading costs (Operating expenses)..........................................        100          79     300        275
Marine transportation salaries and benefits (Operating expenses)......................      1,624          --   4,638         --
LPG salaries and benefits (Operating expenses)........................................        124          --     397         --
Overhead allocation expenses (Selling, general and administrative expenses)...........        180         184     540        548
Overhead reimbursement (Offset to selling, general and administrative expenses).......        (90)         --     (90)        --
Terminalling salaries and benefits (Selling, general and administrative expenses).....        191          --     535         --
LPG salaries and benefits (Selling, general and administrative expenses)..............        151          --     440         --
Fertilizer salaries and benefits (Selling, general and administrative expenses).......        252          --     745         --
Interest expense (Interest expense) ..................................................         --         827      --      2,916

CF MARTIN SULPHUR

                                                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                               SEPTEMBER 30      SEPTEMBER 30
                                                                                           ------------------  -----------------
                                                                                            2003        2002     2003      2002
                                                                                           -------     ------  -------    ------
Marine transportation revenues (Marine transportation revenues).......................     $1,384      $1,979  $4,288     $4,582
Fertilizer handling fee (Fertilizer revenues).........................................        120          45     233         65
Product purchase settlements (Fertilizer cost of products sold).......................        104        (141)    358       (641)
Marine tug lease (Operating expenses).................................................         24          36      38         36
Marine crew charge reimbursement (Offset to operating expenses).......................       (309)       (308)   (915)      (914)
Reimbursement of Overhead (Offset to selling, general and administrative expenses)....        (50)        (50)   (151)      (151)

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

                                                                                 OPERATING
                                                                                  REVENUES    DEPRECIATION  OPERATING
                                                       OPERATING  INTERSEGMENT     AFTER          AND         INCOME       CAPITAL
                                                        REVENUES  ELIMINATIONS  ELIMINATIONS  AMORTIZATION    (LOSS)    EXPENDITURES
                                                       ---------  ------------  ------------  ------------  ---------   ------------
Three Months Ended September 30, 2003
   Marine transportation...........................     $  6,470     $   --       $  6,470      $   812      $ 1,284        $ 213
   Terminalling....................................        1,769         --          1,769          129          978            1
   LPG distribution................................       26,798       (181)        26,617           30          277           79
   Fertilizer......................................        5,442        (58)         5,384          221         (145)         195
   Indirect selling, general and administrative....           --         --             --           --         (428)          --
                                                        --------     ------       --------      -------      -------        -----

      Total........................................     $ 40,479     $ (239)      $ 40,240      $ 1,192      $ 1,966        $ 488
                                                        ========     ======       ========      =======      =======        =====

Three Months Ended September 30, 2002
   Marine transportation...........................     $  6,253     $  (77)      $  6,176      $   702      $ 1,108        $   3
   Terminalling....................................        1,349         --          1,349          110          699          164
   LPG distribution................................       21,011       (173)        20,838           86          306           11
   Fertilizer......................................        4,725        (86)         4,639          242         (545)          22
   Indirect selling, general, and administrative...           --         --             --           --         (184)          --
                                                        --------     ------       --------      -------      -------        -----

      Total........................................     $ 33,338     $ (336)      $ 33,002      $ 1,140      $ 1,384        $ 200
                                                        ========     ======       ========      =======      =======        =====

                                                                                 OPERATING
                                                                                  REVENUES    DEPRECIATION  OPERATING
                                                       OPERATING  INTERSEGMENT     AFTER          AND         INCOME      CAPITAL
                                                        REVENUES  ELIMINATIONS  ELIMINATIONS  AMORTIZATION    (LOSS)    EXPENDITURES
                                                       ---------  ------------  ------------  ------------  ---------   ------------
Nine months ended September 30, 2003
   Marine transportation..........................     $  19,585   $     (3)     $  19,582       $ 2,376     $ 3,948      $   914
   Terminalling...................................         5,038         --          5,038           386       2,675           59
   LPG distribution...............................        96,204       (869)        95,335            84       1,407           83
   Fertilizer.....................................        20,531       (388)        20,143           669         721          290
   Indirect selling, general and administrative...            --         --             --            --      (1,347)          --
                                                       ---------   --------      ---------       -------     -------      -------

      Total.....................................       $ 141,358   $ (1,260)     $ 140,098       $ 3,515     $ 7,404      $ 1,346
                                                       =========   ========      =========       =======     =======      =======


Nine months ended September 30, 2002
   Marine transportation..........................     $  17,964   $   (137)     $  17,827       $ 2,120     $ 2,516      $    78
   Terminalling...................................         3,741         --          3,741           256       1,617        2,061
   LPG distribution...............................        60,018       (801)        59,217           269       1,249           26
   Fertilizer.....................................        20,874       (317)        20,557           711         807           51
   Indirect selling, general, and administrative..            --         --             --            --        (548)          --
                                                       ---------   --------      ---------       -------     -------      -------

      Total.......................................     $ 102,597   $ (1,255)     $ 101,342       $ 3,356     $ 5,641      $ 2,216
                                                       =========   ========      =========       =======     =======      =======

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30         SEPTEMBER 30
                                                           ------------------   -----------------
                                                             2003       2002      2003      2002
                                                           -------    -------   -------   -------
Operating income.......................................    $ 1,966    $ 1,384   $ 7,404   $ 5,641
Equity in earnings of unconsolidated entities..........        580        766     2,308     2,236
Interest expense.......................................       (394)      (937)   (1,442)   (2,976)
Other, net.............................................         29         21        68        36
                                                           -------    -------   -------   -------
      Income before income taxes.......................    $ 2,181    $ 1,234   $ 8,338   $ 4,937
                                                           =======    =======   =======   =======

Total assets by segment are as follows:

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2003           2002
                                                        -------------  ------------
Total assets:
      Marine transportation........................       $ 46,055       $ 45,341
      LPG distribution.............................         28,711         28,308
      Fertilizer...................................         18,798         17,274
      Terminalling.................................          9,710          9,532
                                                           -------       --------
            Total assets...........................       $103,274       $100,455
                                                          ========       ========

7.       SUBSEQUENT EVENTS

         On October 27, 2003, the Partnership signed a definitive agreement with Tesoro Marine Services LLC ("Tesoro"), a subsidiary of Tesoro Petroleum Corporation, for the purchase of certain assets associated with Tesoro's shore based marine activities for $25 million plus the value of Tesoro's lube oil inventories, estimated to be $1.5 million. The assets to be acquired include marine transportation assets, terminalling and storage tank assets, and associated real estate at 14 terminals along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, as well as Tesoro's lube oil sales and distribution business. The Partnership intends to finance this acquisition through an expansion of its existing credit facility. Closing of the transaction, which is subject to a number of conditions as well as the closing of the Midstream Fuel agreement referenced below, is expected before December 31, 2003.

         On the same date, in a parallel transaction, Midstream Fuel Services LLC ("Midstream Fuel"), signed a definitive agreement with Tesoro for the purchase of Tesoro's fuel oil distribution business for $2 million plus the value of Tesoro's diesel fuel inventories, estimated to be $3.5 million. Midstream Fuel is a subsidiary of privately held MRMC, the owner of the Partnership's general partner. Midstream Fuel is acquiring these assets from Tesoro because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to master limited partnerships such as the Partnership. However, following the closings, pursuant to contractual arrangements between MRMC and the Partnership, the Partnership will utilize its midstream assets to provide transportation and storage services for the fuel oil distribution business which is being acquired by Midstream Fuel. Closing of the transaction, which is subject to a number of conditions as well as the closing of the Partnership's agreement referenced above, is also expected before December 31, 2003.

         In a separate transaction, on October 27, 2003, the Partnership acquired a marine terminal and associated assets located in Ouachita County, Arkansas from Cross Oil Refining & Marketing, Inc. ("Cross") for a purchase price of $2 million. At the same time, the Partnership and Cross entered into a five year terminalling agreement, with two five year renewal terms, whereby Cross will have the right to use the acquired terminal for the storage of bulk crude oil and/or finished oil products. The Partnership and Cross also entered into a five year marine transportation agreement, with two five year renewal terms, whereby the Partnership will provide two vessels on a full time basis for the marine transportation of bulk crude oil and finished oil products owned by Cross or owned by others and in transit for sale to Cross at its Smackover, Arkansas refinery.

         In another separate transaction, on October 16, 2003, the Partnership purchased a push boat and two barges from a third party for a purchase price of $1 million. These vessels are being used by the Partnership to transport petroleum products.

         During October 2003, in connection with the acquisition of the assets from Cross and the acquisition of the vessels noted above, the Partnership borrowed an additional $3 million under its credit facility.

         As noted above, the Partnership intends to finance its proposed acquisition of marine services assets from Tesoro through an expansion of its existing credit facility. In connection with that transaction, the Partnership has received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which the Partnership's credit facility would be increased from $60 million to $80 million.

         In May 2003, the Partnership experienced a casualty loss caused by a lightening strike at its Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect the Partnership's operating results during the second or third quarters of 2003. During the fourth quarter of 2003, the Partnership expects to receive insurance proceeds resulting from this loss of approximately $700,000 and to record a gain of approximately $500,000 related to this involuntary conversion of assets.

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

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation," are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

OVERVIEW

         We are a Delaware limited partnership formed by MRMC to receive the transfer of substantially all of the assets, liabilities and operations of MRMC related to the four lines of business in which we operate. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

         At September 30, 2002, the Partnership had not been formed. In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in us, MRMC and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC,
(ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminalling of hydrocarbon products and hydrocarbon by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

         We analyze and report our results of operations on a segment basis. Our four operating segments are as follows:

    - marine transportation services for hydrocarbon products and by-products;

    -    terminalling of hydrocarbon products and by-products;

    -    distribution of LPGs; and

    - manufacturing and marketing fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

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

         Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, the statements of operations for the three months and nine months ended September 30, 2002 include the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we are not subject to federal or state income taxes as a result of our partnership structure. Therefore, the statements of operations for the three months and nine months ended September 30, 2003 do not include the effects of any income taxes.

    SUBSEQUENT EVENTS

         On October 27, 2003, we signed a definitive agreement with Tesoro Marine Services LLC ("Tesoro"), a subsidiary of Tesoro Petroleum Corporation, for the purchase of certain assets associated with Tesoro's shore based marine activities for $25 million plus the value of Tesoro's lube oil inventories, estimated to be $1.5 million. The assets to be acquired include marine transportation assets, terminalling and storage tank assets, and associated real estate at 14 terminals along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, as well as Tesoro's lube oil sales and distribution business. We intend to finance this acquisition through an expansion of our existing credit facility. Closing of the transaction, which is subject to a number of conditions as well as the closing of the Midstream Fuel agreement referenced below, is expected before December 31, 2003.

         On the same date, in a parallel transaction, Midstream Fuel Service LLC ("Midstream Fuel"), signed a definitive agreement with Tesoro for the purchase of Tesoro's fuel oil distribution business for $2 million plus the value of Tesoro's diesel fuel inventories, estimated to be $3.5 million. Midstream Fuel is a subsidiary of privately held MRMC, the owner of our general partner. Midstream Fuel is acquiring these assets from Tesoro because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to master limited partnerships such as us. However, following the closings, pursuant to contractual arrangements between MRMC and us, we will utilize our midstream assets to provide transportation and storage services for the fuel oil distribution business which is being acquired by Midstream Fuel. Closing of the transaction, which is subject to a number of conditions as well as the closing of our agreement with Tesoro referenced above, is also expected before December 31, 2003.

         In a separate transaction, on October 27, 2003, we acquired a marine terminal and associated assets located in Ouachita County, Arkansas from Cross Oil Refining & Marketing, Inc. ("Cross") for a purchase price of $2 million. At the same time, we entered into a five year terminalling agreement with Cross, with two five year renewal terms, whereby Cross will have the right to use the acquired terminal for the storage of bulk crude oil and/or finished oil products. We also entered into a five year marine transportation agreement with Cross, with two five year renewal terms, whereby we will provide two vessels on a full time basis for the marine transportation of bulk crude oil and finished oil products owned by Cross or owned by others and in transit for sale to Cross at its Smackover, Arkansas refinery.

         In another separate transaction, on October 16, 2003, we purchased a push boat and two barges from a third party for a purchase price of $1 million. These vessels are being used by us to transport petroleum products.

         During October 2003, in connection with the acquisition of the assets from Cross and the acquisition of the vessels noted above, we borrowed an additional $3 million under our credit facility.

         As noted above, we intend to finance our proposed acquisition of marine services assets from Tesoro through an expansion of our existing credit facility. In connection with that transaction, we have received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which our credit facility would be increased from $60 million to $80 million.

         In May 2003, we experienced a casualty loss caused by a lightening strike at our Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect our operating results during the second or third quarters of 2003. During the fourth quarter of 2003, we expect to receive insurance proceeds resulting from this loss of approximately $700,000 and we expect to record a gain of approximately $500,000 related to this involuntary conversion of assets.

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

         You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated and Combined Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership's 2002 Form 10-K filed with the SEC on March 26, 2003 in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142.

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

         - We provide marine transportation services to MRMC under an agreement on a spot-contract basis. We charge fees to MRMC under this agreement based on applicable market rates. Additionally, under this agreement, MRMC has agreed, for a three year period beginning November 1, 2002, to use four of our vessels in a manner such that we receive at least $5.6 million annually for the use of these vessels by MRMC and third parties.

         - MRMC leases one of our tanks at our Tampa terminal under a terminal services agreement. The tank lease fee is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

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

         - MRMC transports LPG shipments and other liquid products under a motor carrier agreement. Our shipping rates are fixed for the first year of the agreement, subject to certain cost adjustments. After the first year, shipping rates may be adjusted as we and MRMC mutually agree or in accordance with a price index.

         - We lease 120 million gallons of underground storage capacity in Arcadia, Louisiana from MRMC under an underground storage agreement. Our per-unit cost under this agreement is fixed for the first year of the agreement and will be adjusted annually thereafter based on a price index.

         - We purchase sulfuric acid and marine fuel on a spot-contract basis at a set margin over MRMC's cost under product supply agreements.

         - We use MRMC's Mont Belvieu truck loading and unloading terminal and pipeline distribution system under a throughput agreement. Our throughput fees are fixed for the first year of the agreement and then will be adjusted on an annual basis thereafter in accordance with a price index.

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

         Further information concerning our relationship with MRMC and its affiliates is set forth in our Annual Report on Form 10-K filed with the SEC on March 26, 2003.

    OUR RELATIONSHIP WITH CF MARTIN SULPHUR

         We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of September 30, 2003, our aggregate reimbursement liability would have been approximately $2.1 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

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

         Further information concerning our relationship with CF Martin Sulphur is set forth in our Annual Report on Form 10-K filed with the SEC on March 26, 2003.

    RESULTS OF OPERATIONS

         The results of operations for the three months and nine months ended September 30, 2003 were derived from the consolidated financial statements of the Partnership while the results of operations for the three months and nine months ended September 30, 2002 were derived from the combined financial statements of predecessor lines of business.

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

         We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and nine months ended September 30, 2003 and 2002. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30         SEPTEMBER 30
                                                                     ------------------   -----------------
                                                                       2003       2002      2003      2002
                                                                     -------    -------   -------   -------
                                                                                (IN THOUSANDS)
Operating income (loss):
      Marine transportation.......................................   $ 1,284    $ 1,108   $ 3,948   $ 2,516
      Terminalling................................................       978        699     2,675     1,617
      LPG distribution ...........................................       277        306     1,407     1,249
      Fertilizer                                                        (145)      (545)      721       807
      Indirect selling, general and administrative expenses.......      (428)      (184)   (1,347)     (548)
                                                                     -------    -------   -------   -------

                  Operating income................................   $ 1,966    $ 1,384   $ 7,404   $ 5,641
                                                                     =======    =======   =======   =======

      Equity in earnings of unconsolidated subsidiaries...........   $   580    $   766   $ 2,308   $ 2,236

         Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

 THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         Our total revenues were $40.2 million for the three months ended September 30, 2003 compared to $33.0 million for the three months ended September 30, 2002, an increase of $7.2 million, or 22%. Our cost of products sold was $30.7 million for the three months ended September 30, 2003 compared to $24.2 million for the three months ended September 30, 2002, an increase of $6.5 million, or 27%. Our total operating expenses were $5.0 million for the three months ended September 30, 2003 compared to $4.7 million for the three months ended September 30, 2002, an increase of $0.3 million, or 6%.

         Our total selling, general and administrative expenses were $1.4 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002, a decrease of $0.1 million, or 9%. Total depreciation and amortization was $1.2 million for the three months ended September 30, 2003 compared to $1.1 million for the three months ended September 30, 2002, an increase of $0.1 million, or 5%. Our operating income was $2.0 million for the three months ended September 30, 2003 compared to $1.4 million for the three months ended September 30, 2002, an increase of $0.6 million, or 42%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       ------------------
                                                                         2003       2002
                                                                       -------    -------
                                                                         (IN THOUSANDS)
Revenues                                                               $ 6,470    $ 6,176
Operating expenses.....................................                  4,334      4,192
                                                                       -------    -------
      Operating margin.................................                  2,136      1,984
Selling, general and administrative expenses...........                     40        174
Depreciation and amortization..........................                    812        702
                                                                       -------    -------
      Operating income.................................                $ 1,284    $ 1,108
                                                                       =======    =======

         Revenues. Our marine transportation revenues increased $0.3 million, or 5%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The revenue increase was primarily due to increased day rates for our inland marine fleet.

         Operating expenses. Operating expenses increased $0.1 million, or 3%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase was due primarily to increased maintenance and salary expense, offset by reduced fuel expense.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

         Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 16%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

         In summary, our marine transportation operating income increased $0.2 million, or 16%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    ------------------
                                                                      2003       2002
                                                                    -------    -------
                                                                      (IN THOUSANDS)
Revenues...............................................             $ 1,769     $1,349
Operating expenses.....................................                 350        251
                                                                    -------     ------
      Operating margin.................................               1,419      1,098
Selling, general and administrative expenses...........                 312        289
Depreciation and amortization..........................                 129        110
                                                                    -------     ------
      Operating income.................................             $   978     $  699
                                                                    =======     ======

         Revenues. Our terminalling revenues increased $0.4 million, or 31%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase was due primarily to an increase in rates for certain terminalling contracts at our Tampa terminal. Also, in the third quarter of 2002, we had a tank at Tampa that was out of service for repairs which was fully utilized in the third quarter of 2003.

         Operating expenses. Operating expenses increased $0.1 million or 39% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.3 million for both three month periods.

         Depreciation and amortization. Depreciation and amortization was $0.1 million for both three month periods.

         In summary, our terminalling operating income increased $0.3 million, or 40%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

LPG Distribution Business

         The following table summarizes our results of operations in our LPG distribution segment.

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    ------------------
                                                                      2003       2002
                                                                    -------    -------
                                                                      (IN THOUSANDS)
Revenues...............................................             $26,617    $20,838
Cost of products sold..................................              25,728     19,854
Operating expenses.....................................                 253        265
                                                                    -------    -------
      Operating margin.................................                 636        719
Selling, general and administrative expenses...........                 329        327
Depreciation and amortization..........................                  30         86
                                                                    -------    -------
      Operating income.................................             $   277    $   306
                                                                    =======    =======

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
                                                               (IN THOUSANDS)
LPG Volumes (gallons)                                        40,733     39,286
                                                             ======     ======

         Revenues. Our LPG distribution revenue increased $5.8 million, or 28%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase was due to both volume and price increases. Our volume for the quarter ended September 30, 2003 was 4% greater than the quarter ended September 30, 2002. The average sales price per gallon was 23% greater for the third quarter of 2003 compared to the third quarter of 2002. The increase in price was a result of an overall increase in the price levels of energy.

         Cost of product sold. Our cost of products sold increased $5.9 million, or 30%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, which approximated our increase in sales. As previously mentioned, this increase was primarily due to a 4% increase in sales volume and a 25% increase in price of products sold for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

         Operating expenses. Operating expenses were $0.3 million for both three month periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.3 million for both three month periods.

         Depreciation and amortization. Depreciation and amortization decreased $0.1 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

         In summary, our LPG distribution operating income was $0.3 million for both three month periods.

Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                      2003       2002
                                                                    -------    -------
                                                                      (IN THOUSANDS)
Revenues...............................................             $ 5,384    $ 4,639
Cost of products sold and operating expenses...........               4,973      4,337
                                                                    -------    -------
      Operating margin.................................                 411        302
Selling, general and administrative expenses...........                 335        605
Depreciation and amortization..........................                 221        242
                                                                    -------    -------
      Operating loss...................................             $  (145)   $  (545)
                                                                    =======    =======

Fertilizer Volumes (tons)                                              27.7       30.0
                                                                    =======    =======

         Revenues. Our fertilizer business revenues increased $0.7 million, or 16%, for three months ended September 30, 2003 compared to the three months ended September 30, 2002. Our sales volume decreased 8% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. This decrease was primarily due to dry weather conditions. We experienced a 26% increase in the average selling price per ton in the third quarter of 2003 compared to the third quarter of 2002. This was primarily a result of selling some of our premium priced products in the third quarter of 2003 compared to no sales of this product in the third quarter of 2002.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.6 million, or 15%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase was primarily due selling some of our premium priced products in the third quarter of 2003.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.3 million, or 45%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This decrease was primarily due to reduction in personnel.

         Depreciation and amortization. Depreciation and amortization was $0.2 million for both three month periods.

         In summary, our fertilizer operating loss decreased $0.4 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

    NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         Our total revenues were $140.1 million for the nine months ended September 30, 2003 compared to $101.3 million for the nine months ended September 30, 2002, an increase of $38.8 million, or 38%. Our cost of products sold was $109.7 million for the nine months ended September 30, 2003 compared to $72.7 million for the nine months ended September 30, 2002, an increase of $37.0 million, or 51%. Our total operating expenses were $14.9 million for the nine months ended September 30, 2003 compared to $14.7 million for the nine months ended September 30, 2002, an increase of $0.2 million, or 1%.

         Our total selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 2003 compared to $5.0 million for the nine months ended September 30, 2002, a decrease of $0.3 million, or 7%. Total depreciation and amortization was $3.5 million for the nine months ended September 30, 2003 compared to $3.4 million for the nine months ended September 30, 2002, an increase of $0.2 million, or 5%. Our operating income was $7.4 million for the nine months ended September 30, 2003 compared to $5.6 million for the nine months ended September 30, 2002, an increase of $1.8 million, or 31%.

         The results of operations are described in greater detail on a segment basis below.

Marine Transportation Business

         The following table summarizes our results of operations in our marine transportation segment.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                      2003       2002
                                                                    -------    -------
                                                                      (IN THOUSANDS)
Revenues                                                            $19,582    $17,827
Operating expenses.................................                  13,064     12,790
                                                                    -------    -------
      Operating margin.............................                   6,518      5,037
Selling, general and administrative expenses.......                     194        401
Depreciation and amortization......................                   2,376      2,120
                                                                    -------    -------
      Operating income.............................                 $ 3,948    $ 2,516
                                                                    =======    =======

         Revenues. Our marine transportation revenues increased $1.8 million, or 10%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Approximately $0.6 million of this increase was due to two offshore barge units that were fully utilized in the first nine months of 2003. These units were in the shipyard in the first quarter of 2002. One of the offshore barge units was in the shipyard during 2002 while being converted from fuel oil service to sulfur service. This unit is currently fully utilized under a term contract with CF Martin Sulphur. The other offshore barge unit was in the shipyard during the first quarter of 2002 for routine repairs and maintenance. The remaining increase in revenues of $1.2 million was a result of increased utilization of our inland barge fleet as there was increased demand by industrial users of fuel oil as this product was an economic substitute for higher cost natural gas.

         Operating expenses. Operating expenses increased $0.3 million, or 2%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Reduced maintenance and lease expenses of $0.9 million were more than offset by salaries, benefits, supplies and other operating expenses.

         Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or __% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 12%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was due primarily to depreciation of capital expenditures made during 2002.

         In summary, our marine transportation operating income increased $1.4 million, or 57%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Terminalling Business.

         The following table summarizes our results of operations in our terminalling segment.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                      2003       2002
                                                                    -------    -------
                                                                      (IN THOUSANDS)
Revenues...........................................                 $ 5,038    $ 3,741
Operating expenses.................................                   1,076        928
                                                                    -------    -------
      Operating margin.............................                   3,962      2,813
Selling, general and administrative expenses.......                     901        940
Depreciation and amortization......................                     386        256
                                                                    -------    -------
      Operating income.............................                 $ 2,675    $ 1,617
                                                                    =======    =======

         Revenues. Our terminalling revenues increased $1.3 million, or 35%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was due primarily to additional revenue generated by our two newly constructed asphalt tanks which were put into service in May 2002 and an increase in rates for certain terminalling contracts at our Tampa terminal.

         Operating expenses. Operating expenses increased $0.1 million, or 16%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was due primarily to increased gas utility expense.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $0.9 million for both nine month periods.

         Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 51%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was due to new asphalt tanks put in service in May, 2002.

         In summary, our terminalling operating income increased $1.1 million, or 65%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

LPG Distribution Business

         The following table summarizes our results of operations in our LPG distribution segment.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                       2003     2002
                                                                    --------  --------
                                                                      (IN THOUSANDS)
Revenues...........................................                 $ 95,335  $ 59,217
Cost of products sold..............................                   92,116    55,605
Operating expenses.................................                      768     1,003
                                                                    --------  --------
      Operating margin.............................                    2,451     2,609
Selling, general and administrative expenses.......                      960     1,091
Depreciation and amortization......................                       84       269
                                                                    --------  --------
      Operating income.............................                 $  1,407  $  1,249
                                                                    ========  ========

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                       2003     2002
                                                                    --------  --------
                                                                      (IN THOUSANDS)
LPG Volumes (gallons)                                                139,707   120,512
                                                                    ========  ========

         Revenues. Our LPG distribution revenue increased $36.1 million, or 61%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was due to both volume and price increases. Our volume for the nine months ended September 30, 2003 was 16% greater than the nine months ended September 30, 2002. The average sales price per gallon was 39% greater for the first nine months of 2003 compared to the first nine months of 2002. The increase in both volume and price was a result of an industry-wide increase in demand for LPGs during the first quarter of 2003 compared to the first quarter of 2002 because of colder temperatures during the first quarter of 2003.

         Cost of product sold. Our cost of products sold increased $36.5 million, or 66%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which approximated our increase in sales. Our LPG cost per gallon increased approximately 43% due to colder temperatures, which resulted in an industry-wide increase in demand for LPGs in the first quarter of 2003 compared to the first quarter of 2002.

         Operating expenses. Operating expenses decreased $0.2 million, or 23%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 12%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         Depreciation and amortization. Depreciation and amortization decreased $0.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         In summary, our LPG distribution operating income increased $0.2 million, or 13%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Fertilizer Business

         The following table summarizes our results of operations in our fertilizer segment.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                       2003     2002
                                                                    --------  --------
                                                                      (IN THOUSANDS)
Revenues..........................................                  $ 20,143  $ 20,557
Cost of products sold and operating expenses......                    17,579    17,066
                                                                    --------  --------
      Operating margin............................                     2,564     3,491
Selling, general and administrative expenses......                     1,174     1,973
Depreciation and amortization.....................                       669       711
                                                                    --------  --------
      Operating income............................                  $    721  $    807
                                                                    ========  ========
Fertilizer Volumes (tons)                                              116.3     120.9
                                                                    ========  ========

         Revenues. Our fertilizer business revenues decreased $0.4 million, or 2%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Our sales volume decreased 4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Offsetting this decrease was a 2% increase in the average selling price per ton in the first nine months of 2003 compared to the first nine months of 2002.

         Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.5 million, or 3%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In 2003, we experienced increased costs of raw materials, some of which we were not able to pass on to our customers.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.8 million, or 40%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was primarily due to a reduction in personnel and a reduction in advertising of our lawn and garden products.

         Depreciation and amortization. Depreciation and amortization was approximately the same for both nine month periods.

         In summary, our fertilizer operating income decreased $0.1 million, or 11%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

    EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES

         For the nine months ended September 30, 2002, equity in earnings of unconsolidated entities primarily relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur but also includes a 50% interest in a sulfur fungicide joint venture. For the nine months ended September 30, 2003, this line item includes the CF Martin Sulphur investment only as the interest in the fungicide joint venture was retained by MRMC on November 6, 2002.

         Equity in earnings of unconsolidated entities for the three months ended September 30, 2003 of $0.6 million decreased by $0.2 million, or 24%, over the same period in 2002. CF Martin Sulphur sold 9% less tons of sulfur during the third quarter of 2003 as compared to the same period in 2002. This decrease was due to the reduced production of sulfur caused by refinery disruptions. For the quarter ended September 30, 2003, we received a cash distribution from CF Martin of $0.9 million. For the same period in 2002, there were no cash distributions.

         Equity in earnings of unconsolidated entities for the nine months ended September 30, 2003 of $2.3 million increased by $0.1 million, or 3%, over the same period in 2002. Prior to our initial public offering, we held a 50% interest in a sulfur fungicide joint venture which had a $0.2 million loss for the nine months ended September 30, 2002. This increase was partially offset by a decrease in equity in earnings from CF Martin Sulphur. This joint venture interest was retained by MRMC following our initial public offering. For the nine months ended September 30, 2003, we received cash distributions from CF Martin Sulphur of $2.7 million. For the same period in 2002, there were no cash distributions.

         Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods and $0.4 million for both nine month periods.

    INTEREST EXPENSE

         Our interest expense for all operations was $0.4 million for the three months ended September 30, 2003 compared to $0.9 million for the three months ended September 30, 2002, a decrease of $0.5 million, or 58%. This decrease was primarily due to lower interest rates on our variable rate debt in the third quarter of 2003 compared to the third quarter of 2002.

         Our interest expense for all operations was $1.4 million for the nine months ended September 30, 2003 compared to $3.0 million for the nine months ended September 30, 2002, a decrease of $1.5 million, or 52%. This decrease was primarily due to lower interest rates on our variable rate debt in the first nine months of 2003 compared to the first nine months of 2002.

    INDIRECT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Indirect selling, general and administrative expenses were $0.4 million for the three months ended September 30, 2003 compared to $0.2 million for the three months ended September 30, 2002, an increase of $0.2 million or 133%. This increase was primarily due to higher legal fees, accounting fees and other costs associated with being a public company. For both of these three month periods, we reimbursed MRMC $0.2 million, which we charged to indirect selling, general and administrative expenses.

         Indirect selling, general and administrative expenses were $1.3 million for the nine months ended September 30, 2003 compared to $0.5 million for the nine months ended September 30, 2002, an increase of $0.8 million or 146%. This increase was primarily due to higher legal fees, accounting fees and other costs associated with being a public company. For both of these nine month periods, we reimbursed MRMC $0.5 million, which we charged to indirect selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS AND CAPITAL EXPENDITURES

         For the nine months ended September 30, 2003, cash increased $4.2 million as a result of $12.4 million provided by operating activities, $1.3 million provided by investing activities and $9.5 million used in financing activities. For the nine months ended September 30, 2002, cash increased $0.1 million as a result of $4.6 million provided by operating activities, $1.9 million used in investing activities and $2.6 million used in financing activities.

         For the nine months ended September 30, 2003, our investing activities consisted of capital expenditures and cash distributions from an unconsolidated partnership. For the nine months ended September 30, 2002, our investing activities consisted of capital expenditures, proceeds from the sale of property, plant and equipment and cash paid for an acquisition.

         Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:

         - maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

         - expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing marine transportation, terminalling, storage and manufacturing facilities, and to construct new plants, storage facilities, terminalling facilities and new marine transportation assets.

         For the nine months ended September 30, 2003 and 2002, our capital expenditures for property and equipment were $1.3 million and $2.2 million, respectively.

         As to each period:

         - For the nine months ended September 30, 2003, we spent $0.1 for the buyout of certain operating leases and $1.2 million for maintenance of marine equipment and fertilizer facilities.

         - For the nine months ended September 30, 2002, we spent $1.9 million for expansion to construct new asphalt tanks at our Stanolind terminal and $0.3 million for maintenance.

         For the nine months ended September 30, 2003, financing activities consisted of cash distributions paid to common and subordinated unit holders. For the nine months ended September 30, 2002, financing activities consisted of payments of long term debt to financial lenders, borrowings from affiliates and payments to affiliates pursuant to intercompany loans. For the nine months ended September 30, 2003, there were no payments to affiliates and for the nine months ended September 30, 2002, our net payments to affiliates were $2.0 million.

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

         As of September 30, 2003, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 term loan and $10.0 million under our $35.0 million revolving line of credit.

         In October 2003, in connection with the financing of our acquisition from Cross of a marine terminal and associated assets, and our acquisition of three vessels from a third party, as noted above in "Subsequent Events", indebtedness under our credit facility increased by $3.0 million above September 30, 2003 levels.

         As noted above in "Subsequent Events", we intend to finance our proposed acquisition of marine services assets from Tesoro through an expansion of our existing credit facility. In connection with that transaction, we have received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which our credit facility would be increased from $60 million to $80 million.

         We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, as well as cash distributed to us from CF Martin Sulphur, will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read "Risks Relating to Our Business" for a discussion of such risks.

         Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of September 30, 2003, is as follows (amounts in thousands):

                                                                 PAYMENT DUE BY PERIOD
                                                 -------------------------------------------------
                                                    Total    Less than 1    1-3     4-5    After 5
                                                 Obligation     Years      Years   Years    Years
                                                 ----------  -----------  -------  -----   -------
Long-term debt..............................       $35,000     $   --     $35,000  $  --    $ --
Operating leases............................           131         51          56     24      --
Interest expense on long-term debt..........         2,581      1,210       1,371  $  --      --
                                                   -------     ------     -------  -----    ----
                                                   $37,712     $1,261     $36,427  $  24    $ --
                                                   =======     ======     =======  =====    ====

         We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

         We do not have any off-balance sheet financing arrangements.

    DESCRIPTION OF OUR CREDIT FACILITY

         In connection with the closing of our initial public offering on November 6, 2002, we entered into a new syndicated $35.0 million revolving line of credit and $25.0 million term loan led by Royal Bank of Canada, as administrative agent, lead arranger and book runner. The $35.0 million revolving credit facility is comprised of (i) a $25.0 million working capital sub facility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $10.0 million sub facility that may be used to finance permitted acquisitions and capital expenditures.

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

         The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $35.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition sub facility of not less than 2.0 to 1.0.

         The amount we are able to borrow under the working capital borrowing base is based on a formula. Under this formula, our borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base will be reduced by $375,000 per quarter during the entire three year term of our revolving credit facility. This quarterly reduction may decrease the amount we may borrow under the working capital sub facility and could result in quarterly mandatory prepayments to the extent that borrowings under this sub facility exceed the revised borrowing base.

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

         As noted above in "Subsequent Events", we intend to finance our proposed acquisition of marine services assets from Tesoro through an expansion of our existing credit facility. In connection with that transaction, we have received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which our credit facility would be increased from $60 million to $80 million.

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

         THE PENDING ACQUISITION OF MARINE SERVICES ASSETS FROM TESORO MAY NOT BE CONSUMMATED OR WE MAY NOT SUCCESSFULLY INTEGRATE THE ASSETS OR BUSINESS THAT WE ACQUIRE INTO OUR OPERATIONS. The pending acquisition of marine services assets from Tesoro is subject to a number of closing conditions. If this transaction is not consummated, our future growth plans may be adversely affected. Furthermore, our inability to successfully integrate the assets or businesses that we acquire into our operations could adversely affect our business.

         WE MAY NOT HAVE SUFFICIENT CASH AFTER THE ESTABLISHMENT OF CASH RESERVES AND PAYMENT OF OUR GENERAL PARTNER'S EXPENSES TO ENABLE US TO PAY THE MINIMUM QUARTERLY DISTRIBUTION EACH QUARTER. Our available cash from operating surplus would have been insufficient in 2002 and 2001 to pay the minimum quarterly distribution on all our units. We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unit holders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

         -        the costs of acquisitions, if any;

         -        the prices of hydrocarbon products and by-products;

         -        fluctuations in our working capital;

         -        the level of capital expenditures we make;

         - restrictions contained in our debt instruments and our debt service requirements;

         - our ability to make working capital borrowings under our revolving credit facility; and

         - the amount, if any, of cash reserves established by our general partner in its discretion.

         Investors should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash that is distributed to our unit holders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

         ADVERSE WEATHER CONDITIONS COULD REDUCE OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is often severe and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events.

         National weather conditions have a substantial impact on the demand for our products. Unusually warm weather during the winter months can cause a significant decrease in the demand for LPG products, fuel oil and gasoline. Likewise, extreme weather conditions (either wet or dry) can decrease the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unit holders.

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

         WE MAY HAVE TO SELL OUR INTEREST OR BUY THE OTHER PARTNERSHIP INTERESTS IN CF MARTIN SULPHUR AT A TIME WHEN IT MAY NOT BE IN OUR BEST INTEREST TO DO SO. The CF Martin Sulphur partnership agreement contains a buy-sell mechanism that could be implemented by a partner under certain circumstances. As a result of this buy-sell mechanism, we could be forced to either sell our limited partner interest or buy the limited and general partner interests of CF Industries in CF Martin Sulphur at a time when it would not be in our best interest. In addition, we may not have sufficient cash or available borrowing capacity under our revolving credit facility to allow us to elect to purchase the limited and general partner interest of CF Industries, in which case we may be forced to sell our limited partner interest as a result of this buy-sell mechanism when we would otherwise prefer to keep this interest. Further, if CF Industries implements this buy-sell mechanism and we decide to use cash from operations or obtain financing to purchase CF Industries' interest in this partnership, this transaction could adversely impact our ability to make distributions to our unit holders. Conversely, if we are required to sell our interest in this partnership and thereby lose our share of distributable income from its operations, our ability to make subsequent distributions to our unit holders could be adversely affected.

         IF CF MARTIN SULPHUR ISSUES ADDITIONAL INTERESTS, OUR OWNERSHIP INTEREST IN THIS PARTNERSHIP WOULD BE DILUTED. CONSEQUENTLY, OUR SHARE OF CF MARTIN SULPHUR'S DISTRIBUTABLE CASH WOULD BE REDUCED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. CF Martin Sulphur has the ability under its partnership agreement to issue additional general and limited partner interests. If CF Martin Sulphur issues additional interests, our ownership percentage in CF Martin Sulphur, and our share of CF Martin Sulphur's distributable cash, will decrease. This decrease in our ownership interest could reduce the amount of cash distributions we receive from CF Martin Sulphur and could adversely affect our ability to make distributions to our unit holders.

         IF WE INCUR MATERIAL LIABILITIES THAT ARE NOT FULLY COVERED BY INSURANCE, SUCH AS LIABILITIES RESULTING FROM ACCIDENTS ON RIVERS OR AT SEA, SPILLS, FIRES OR EXPLOSIONS, OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS COULD BE ADVERSELY AFFECTED. Our operations are subject to the operating hazards and risks incidental to marine transportation, terminalling and the distribution of hydrocarbon products and by-products and other industrial products. These hazards and risks include:

         - accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

         -        leakage of LPGs and other hydrocarbon by-products;

         -        fires and explosions;

         - damage to transportation, terminalling and storage facilities, and surrounding properties caused by natural disasters; and

         -        terrorist attacks or sabotage.

As a result, we may be a defendant in various legal proceedings and litigation. Although we maintain insurance, such insurance may not be adequate to protect us from all material expenses related to potential future claims for personal and property damage. If we incur material liabilities that are not covered by insurance, our operating results, cash flow and ability to make distributions to our unit holders could be adversely affected.

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

         THE PRICE VOLATILITY OF HYDROCARBON PRODUCTS AND BY-PRODUCTS CAN REDUCE OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. We and our affiliates purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oil, LPGs, asphalt and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling of certain products for third parties. The price and market value of hydrocarbon products and by-products can be volatile. On occasion, our revenues have been adversely affected by this volatility during periods of decreasing prices that resulted in a reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unit holders.

         RESTRICTIONS IN OUR DEBT AGREEMENTS MAY PREVENT US FROM MAKING DISTRIBUTIONS TO OUR UNIT HOLDERS. As of September 30, 2003, we had $35.0 million of indebtedness, composed of $10.0 million of debt under our revolving line of credit and $25.0 million of term debt. Furthermore, in October 2003, in connection with our acquisition from Cross of a marine terminal and associated assets and our acquisition of vessels from a third party, indebtedness under our credit facility increased by $3.0 million above September 30, 2003 levels. Our payment of principal and interest on our debt will reduce the cash available for distribution to our unit holders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unit holders. As noted elsewhere herein, we intend to finance our proposed acquisition of marine services assets from Tesoro through an expansion of our existing credit facility. In connection with that transaction, we have received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which our credit facility would be increased from $60 million to $80 million.

         IF WE DO NOT HAVE SUFFICIENT CAPITAL RESOURCES FOR ACQUISITIONS OR OPPORTUNITIES FOR EXPANSION, OUR GROWTH WILL BE LIMITED. We intend to explore acquisition opportunities in order to expand our operations and increase our profitability. We may finance acquisitions through public and private equity financing, or we may use our limited partnership interests for all or a portion of the consideration to be paid in acquisitions. Distributions of cash with respect to these equity securities or limited partner interests may reduce the amount of cash distributions that would otherwise be made on the common units. In addition, in the event our limited partnership interests do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our limited partnership interests as all or part of the consideration, we may be required to use our cash resources, if available, or rely on other financing arrangements to pursue acquisitions. If we use funds from operations, other cash resources or increased borrowings for an acquisition, the acquisition could adversely impact our ability to make our minimum quarterly distributions to our unit holders. Additionally, if we do not have sufficient capital resources, or are not able to obtain financing on terms acceptable to us, for acquisitions, our ability to implement our growth strategies may be adversely impacted.

         FUTURE ACQUISITIONS AND EXPANSIONS MAY NOT BE SUCCESSFUL, MAY SUBSTANTIALLY INCREASE OUR INDEBTEDNESS AND CONTINGENT LIABILITIES, AND MAY CREATE INTEGRATION DIFFICULTIES. As part of our business strategy, we intend to acquire businesses or assets we believe complement our operations. These acquisitions may require substantial capital and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. You will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources. Further, any acquisition could result in:

         - the discovery of material undisclosed liabilities of the acquired business or assets;

         - the unexpected loss of key employees or customers from the acquired businesses;

         - difficulties resulting from our integration of the operations, systems and management of the acquired business; and

         - an unexpected diversion of our management's attention from other operations.

If any of our future acquisitions are unsuccessful or result in unanticipated events, such acquisitions could adversely affect our results of operations, cash flow and ability to make distributions to our unit holders.

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

         THE HIGHLY COMPETITIVE NATURE OF OUR INDUSTRY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. We operate in a highly competitive marketplace in each of our primary business segments. Most of our competitors in each segment are larger companies with greater financial and other resources than we possess. We may lose customers and future business opportunities to our competitors and any such losses could adversely affect our results of operations and ability to make distributions to our unit holders.

         OUR BUSINESS IS SUBJECT TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS RELATING TO ENVIRONMENTAL, SAFETY AND OTHER REGULATORY MATTERS. THE VIOLATION OF, OR THE COST OF COMPLIANCE WITH, THESE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. Our business is subject to a wide range of environmental, safety and other regulatory laws and regulations. For example, our operations are subject to permit requirements and increasingly stringent regulations under numerous environmental laws, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and similar state and local laws. Our costs could increase due to more strict pollution control requirements or liabilities resulting from compliance with future required operating or other regulatory permits. New environmental regulations might adversely impact our results of operations and ability to pay distributions to our unit holders. Federal and state agencies also could impose additional safety requirements, any of which could adversely affect our results of operations and ability to make distributions to our unit holders.

         THE LOSS OR INSUFFICIENT ATTENTION OF KEY PERSONNEL COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. ADDITIONALLY, IF NEITHER RUBEN MARTIN NOR SCOTT MARTIN IS THE CHIEF EXECUTIVE OFFICER OF OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our success is largely dependent upon the continued services of members of the senior management team of MRMC. Those senior executive officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unit holders. Additionally, if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner, the lender under our credit facility could declare amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unit holders.

         We do not have employees. We rely solely on officers and employees of MRMC to operate and manage our business. MRMC conducts businesses and activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operation and ability to make distributions to our unit holders may be reduced.

         OUR LOSS OF SIGNIFICANT COMMERCIAL RELATIONSHIPS WITH MRMC COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. MRMC provides us with various services and products pursuant to various commercial contracts. The loss of any of these services provided by MRMC could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unit holders. Additionally, we provide marine transportation and terminalling services to MRMC to support its retained businesses under various commercial contracts. The loss of MRMC as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unit holders.

         OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF OPERATIONS AT OUR TRANSPORTATION, TERMINALLING AND DISTRIBUTION FACILITIES WERE INTERRUPTED. OUR BUSINESS WOULD ALSO BE ADVERSELY AFFECTED IF THE OPERATIONS OF OUR CUSTOMERS AND SUPPLIERS WERE INTERRUPTED. Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unit holders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

         -        catastrophic events;

         -        environmental remediation;

         -        labor difficulties; and

         - disruptions in the supply of our products to our facilities or means of transportation.

Additionally, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants and other infrastructure facilities. Any interruptions at our facilities, facilities owned or operated by our suppliers or customers, or in the oil and gas industry as a whole caused by such attacks or acts could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unit holders.

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

         The requirements that our vessels are United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flag vessels when compared with foreign flag vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flag vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unit holders.

         OUR MARINE TRANSPORTATION BUSINESS WOULD BE ADVERSELY AFFECTED IF THE UNITED STATES GOVERNMENT PURCHASES OR REQUISITIONS ANY OF OUR VESSELS UNDER THE MERCHANT MARINE ACT. We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose). If one of our push boats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our push boats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our push boats, tugboats or tank barges. If any of our vessels are purchased or requisitioned for an extended period of time by the United States government, such transactions could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unit holders.

         REGULATION AFFECTING THE DOMESTIC TANK VESSEL INDUSTRY MAY LIMIT OUR ABILITY TO DO BUSINESS, INCREASE OUR COSTS AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS TO OUR UNIT HOLDERS. The U.S. Oil Pollution Act of 1990, or OPA 90, provides for the phase out of single-hull vessels and the phase in of the exclusive operation of double-hull tank vessels in U.S. waters. Under OPA 90, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to come to U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All of our offshore tank barges are double-hull vessels and have no phase out date. We have six inland single-hull barges that will be phased out in the year 2015. The phase out of these single-hull vessels in accordance with OPA 90 may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.

         COST REIMBURSEMENTS WE PAY TO MRMC MAY BE SUBSTANTIAL AND WILL REDUCE OUR CASH AVAILABLE FOR DISTRIBUTION TO OUR UNIT HOLDERS. Under our omnibus agreement with MRMC, MRMC provides us with corporate staff and support services on behalf of our general partner that are substantially identical in nature and quality to the services it conducted for our business prior to our formation. The omnibus agreement requires us to reimburse MRMC for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of MRMC's indirect general and administrative expenses from its corporate allocation pool. These payments may be substantial. Payments to MRMC will reduce the amount of available cash for distribution to our unit holders.

         MRMC HAS CONFLICTS OF INTEREST AND LIMITED FIDUCIARY RESPONSIBILITIES, WHICH MAY PERMIT IT TO FAVOR ITS OWN INTERESTS TO THE DETRIMENT OF OUR UNIT HOLDERS. MRMC owns an approximate 58.3% limited partner interest in us and owns and controls our general partner, which owns our 2.0% general partner interest and incentive distribution rights. Conflicts of interest may arise between MRMC and our general partner, on the one hand, and our unit holders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of MRMC over the interests of our unit holders. Potential conflicts of interest between us, MRMC and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

         - Officers of MRMC who provide services to us also devote significant time to the businesses of MRMC and are compensated by MRMC for that time.

         - We own an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have virtually no rights or control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and MRMC. Because we have very limited control over the operations and management of CF Martin Sulphur, we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

         - Neither the partnership agreement nor any other agreement requires MRMC to pursue a business strategy that favors us or utilizes our assets or services. MRMC's directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of MRMC without regard to the best interests of the common unit holders.

         - MRMC may compete with us, subject to the limitations set forth in the omnibus agreement.

         - Our general partner is allowed to take into account the interests of parties other than us, such as MRMC, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unit holders.

         - Under the partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unit holders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unit holders will consent to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

         - Our general partner determines which costs incurred by MRMC are reimbursable by us.

         - The partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

         - Our general partner controls the enforcement of obligations owed to us by MRMC.

         - Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

         - In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

         - Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

         OUR GENERAL PARTNER'S DISCRETION IN DETERMINING THE LEVEL OF OUR CASH RESERVES MAY ADVERSELY AFFECT OUR ABILITY TO MAKE CASH DISTRIBUTIONS TO OUR UNIT HOLDERS. Our partnership agreement requires our general partner to deduct from operating surplus cash reserves it determines in its reasonable discretion to be necessary to fund our future operating expenditures. In addition, our partnership agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to our unit holders.

         UNIT HOLDERS MAY NOT HAVE LIMITED LIABILITY IF A COURT FINDS THAT WE HAVE NOT COMPLIED WITH APPLICABLE STATUTES OR THAT UNIT HOLDER ACTION CONSTITUTES CONTROL OF OUR BUSINESS. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court determined that:

         - we had been conducting business in any state without compliance with the applicable limited partnership statute; or

         - the right or the exercise of the right by our unit holders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement, or to take other action under the partnership agreement constituted participation in the "control" of our business.

         Our general partner generally has unlimited liability for our obligations, such as its debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unit holder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

         THE CONTROL OF OUR GENERAL PARTNER MAY BE TRANSFERRED TO A THIRD PARTY, AND THAT PARTY COULD REPLACE OUR CURRENT MANAGEMENT TEAM, WITHOUT UNIT HOLDER CONSENT. ADDITIONALLY, IF MRMC NO LONGER CONTROLS OUR GENERAL PARTNER, AMOUNTS WE OWE UNDER OUR CREDIT FACILITY MAY BECOME IMMEDIATELY DUE AND PAYABLE. Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unit holders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and to control the decisions taken by our general partner.

         If, at any time, MRMC no longer controls our general partner, the lender under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unit holders.

         MRMC MAY ENGAGE IN LIMITED COMPETITION WITH US. MRMC may engage in limited competition with us. If MRMC does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unit holders.

         THE IRS COULD TREAT US AS A CORPORATION FOR TAX PURPOSES, WHICH WOULD SUBSTANTIALLY REDUCE THE CASH AVAILABLE FOR DISTRIBUTION TO UNIT HOLDERS. If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, which are currently a maximum of 35%. Distributions to our unit holders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our unit holders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to unit holders would be substantially reduced. Although it is not possible to predict the amount of corporate-level tax that would be due in a given year, it is likely that our ability to make minimum quarterly distributions would be impaired. Consequently, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unit holders and therefore would likely result in a substantial reduction in the value of the common units.

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

         Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of September 30, 2003. We had $35.0 million of indebtedness outstanding under this facility at September 30, 2003. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in income before income taxes of approximately $0.4 million annually.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcome of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

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

ITEM 5. OTHER INFORMATION

         On October 27, 2003, the Partnership signed a definitive agreement with Tesoro, for the purchase of certain assets associated with Tesoro's shore based marine activities for $25 million plus the value of Tesoro's lube oil inventories, estimated to be $1.5 million. The assets to be acquired include marine transportation assets, terminalling and storage tank assets, and associated real estate at 14 terminals along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, as well as Tesoro's lube oil sales and distribution business. The Partnership intends to finance this acquisition through an expansion of the Partnership's existing credit facility. Closing of the transaction, which is subject to a number of conditions as well as the closing of the Midstream Fuel agreement referenced below, is expected before December 31, 2003.

         On the same date, in a parallel transaction, Midstream Fuel, signed a definitive agreement with Tesoro for the purchase of Tesoro's fuel oil distribution business for $2 million plus the value of Tesoro's diesel fuel inventories, estimated to be $3.5 million. Midstream Fuel is a subsidiary of privately held MRMC, the owner of the Partnership's general partner. Midstream Fuel is acquiring these assets from Tesoro because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to master limited partnerships such as the Partnership. However, following the closings, pursuant to contractual arrangements between MRMC and the Partnership, the Partnership will utilize its midstream assets to provide transportation and storage services for the fuel oil distribution business which is being acquired by Midstream Fuel. Closing of the transaction, which is subject to a number of conditions as well as the closing of the Partnership's agreement with Tesoro referenced above, is also expected before December 31, 2003.

         In a separate transaction, on October 27, 2003, the Partnership acquired a marine terminal and associated assets located in Ouachita County, Arkansas from Cross for a purchase price of $2 million. At the same time, the Partnership and Cross entered into a five year terminalling agreement, with two five year renewal terms, whereby Cross will have the right to use the acquired terminal for the storage of bulk crude oil and/or finished oil products. The Partnership and Cross also entered into a five year marine transportation agreement, with two five year renewal terms, whereby the Partnership will provide two vessels on a full time basis for the marine transportation of bulk crude oil and finished oil products owned by Cross or owned by others and in transit for sale to Cross at its Smackover, Arkansas refinery.

         In another separate transaction, on October 16, 2003, the Partnership purchased a push boat and two barges from a third party for a purchase price of $1 million. These vessels are used by the Partnership to transport petroleum products.

         During October 2003, in connection with the acquisition of the assets from Cross and the acquisition of the vessels noted above, the Partnership borrowed an additional $3 million under its credit facility.

         As noted above, the Partnership intends to finance its proposed acquisition of marine services assets from Tesoro through an expansion of its existing credit facility. In connection with that transaction, the Partnership has received a written commitment, which is subject to a number of conditions, from Royal Bank of Canada under which the Partnership's credit facility would be increased from $60 million to $80 million.

         In May of 2003, the Partnership experienced a casualty loss caused by a lightening strike at its Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect the Partnership's operating results during the second and third quarters of 2003. During the fourth quarter of 2003, the Partnership expects to receive insurance proceeds resulting from this loss of approximately $700,000 and to record a gain of approximately $500,000 related to this involuntary conversion of assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    3.1 Certificate of Limited Partnership of Martin Midstream Partners L.P. (the "Partnership"), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.2 First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

    3.3 Certificate of Limited Partnership of Martin Operating Partnership L.P. (the "Operating Partnership"), dated June 21, 2002 (filed as
             Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.4 Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

    3.5 Certificate of Formation of Martin Midstream GP LLC (the "General Partner"), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.6 Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002 and incorporated herein by reference).

    3.7 Certificate of Formation of Martin Operating GP LLC (the "Operating General Partner"), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

    3.8 Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

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

    10.2 Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation ("MRMC"), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC ("MGMLLC"), Martin Resources, Inc., Martin L.P. Gas, Inc. ("MLP Gas"), Martin Gas Sales LLC ("MGSLLC"), Martin Transport, Inc. ("Transport"), CF Martin Sulphur Holding Corporation ("CFMSHC") and Midstream Fuel Service LLC ("MFSLLC") (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

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

    10.14* Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003.

    10.15* Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003.

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

*Filed herewith

(b)      Reports on Form 8-K

         On July 18, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing that on August 15, 2003 it will pay its minimum quarterly distribution of $0.50 per unit (for the period April 1, 2003 through June 30, 2003) to its common and subordinated unit holders of record as of the close of business on August 1, 2003.

         On August 1, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its second quarter earnings call and the release of financial results for the quarter ended June 30, 2003.

         On August 8, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K which included its press release as Exhibit 99.1 announcing its financial results for the quarter ended June 30, 2003.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

3.1 Certificate of Limited Partnership of Martin Midstream Partners L.P. (the "Partnership"), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2 First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

3.3 Certificate of Limited Partnership of Martin Operating Partnership L.P. (the "Operating Partnership", dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4 Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

3.5 Certificate of Formation of Martin Midstream GP LLC (the "General Partner"), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6 Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.7 Certificate of Formation of Martin Operating GP LLC (the "Operating General Partner"), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8 Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

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

10.2 Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation ("MRMC"), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC ("MGMLLC"), Martin Resources, Inc., Martin L.P. Gas, Inc. ("MLP Gas"), Martin Gas Sales LLC ("MGSLLC") Martin Transport, Inc. ("Transport"), CF Martin Sulphur Holding Corporation ("CFMSHC") and Midstream Fuel Service LLC ("MFSLLC") (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed December 12, 2002, and incorporated herein by reference).

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

10.14* Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003.

10.15* Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003.

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

                                        Martin Midstream Partners L.P.
                                        (Registrant)

                                        By:     Martin Midstream GP LLC
                                                Its General Partner

Date: November 10, 2003                 By:    /s/ ROBERT D. BONDURANT
                                               ---------------------------------
                                               Robert D. Bondurant
                                               Executive Vice President and
                                               Chief Financial Officer