Form 10-K
period 2003-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2004-03-23
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
[X]	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from      to    .

Commission file number 000-50056

MARTIN MIDSTREAM PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	05-0527861
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4200 Stone Road
Kilgore, Texas 75662
(Address of principal executive offices)
(Zip Code)

903-983-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Name of exchange on
Title of each class	which registered
Common Units representing limited partnership interests	NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

Yes    [X]      No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [  ]   No   [X]

     As of June 30, 2003, 2,900,000 Common Units were outstanding. The aggregate market value of the Common Units held by non-affiliates of Martin Midstream Partners L.P. as of such date approximated $67,774,188.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business

Overview

          Martin Midstream Partners L.P. provides marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products.

          We operate primarily in the Gulf Coast region of the United States. This region is a major hub for petroleum refining, natural gas processing and support services to the offshore exploration and production industry. We provide our marine transportation and midstream logistical services and distribute hydrocarbon products and by-products primarily to customers who are located in this region or in close proximity to ports located along the Gulf of Mexico Intracoastal Waterway and the Mississippi River inland waterway system. The fertilizer and related products we manufacture are sold throughout the United States.

          We are a Delaware limited partnership formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management retains control over our operations through its ownership of our general partner, as well as a significant ownership interest in us through its current ownership of approximately 50.2% of our limited partner interests in the form of subordinated units.

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

Primary Lines of Business

          We organize our operations into four general lines of business that can be summarized as follows:

•	Marine Transportation Business. We own a marine fleet of 34 inland tank barges, 17 inland pushboats and two offshore tug/barge tanker units that transport hydrocarbon products and by-products. We provide these transportation services on a fee basis primarily under annual contracts. We recently acquired nine of our inland tank barges and four of our inland pushboats in connection with the closing of the Tesoro Marine asset acquisition described below in “— Recent Developments — Tesoro Marine Asset Acquisition.”

•	Terminalling Business. We own or operate 16 marine terminal facilities and two inland terminal facilities that provide storage and handling services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. We recently acquired 13 of our marine terminal facilities and one of our inland terminal facilities in connection with the closing of the Tesoro Marine asset acquisition. Please read “— Recent Developments — Tesoro Marine Asset Acquisition.” We provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We also distribute and market lubricants primarily to the offshore exploration and production industry.

•	LPG Distribution Business. We purchase liquefied petroleum gas (“LPG”) primarily from oil refiners and natural gas processors. We store LPGs in our supply and storage facilities for resale to propane retailers and industrial LPG users in Texas and the southeastern United States. We own three LPG supply and storage facilities with an aggregate storage capacity of approximately 132,000 gallons and we lease approximately 128 million gallons of underground storage capacity. We generally try to coordinate our sales and purchases of LPGs based on the same daily price index for LPGs in order to decrease the impact of LPG price volatility on our profitability.

•	Fertilizer Business. We manufacture and sell fertilizer products, which are primarily sulfur-based, and other sulfur-related products to regional wholesale distributors and industrial users.

          We receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P., a limited partnership formed by Martin Resource Management and CF Industries, Inc. in November 2000. This partnership collects and aggregates, transports, stores and markets molten sulfur supplied by oil refiners and natural gas processors. Martin Resource Management and CF Industries jointly control this partnership through equal ownership of its general partner. Martin Resource Management manages the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement. We account for this limited partner interest using the equity method of accounting, which requires us to report only the equity in earnings from our limited partner interest.

Recent Developments and Subsequent Events

          Tesoro Marine Asset Acquisition. In December 2003, we completed the acquisition of certain assets associated with Tesoro Marine Services, L.L.C.’s shore based marine activities for $25.0 million plus approximately $1.8 million for Tesoro Marine’s lubricant inventories. The assets we acquired included 13 marine terminals and one inland terminal located along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, nine inland tank barges and four inland pushboats, and Tesoro Marine’s lubricant distribution and marketing business. We financed this acquisition through borrowings under our revolving credit facility. Tesoro Marine Services, L.L.C. is a subsidiary of Tesoro Petroleum Corporation, a refiner and marketer of petroleum products. Please read “— Terminalling Business — Our Marine Terminals — Full Service Terminals,” “— Terminalling Business — Our Marine Terminals — Fuel and Lubricant Terminals” and “— Terminalling Business — Our Inland Terminals” for a more detailed description of the terminalling assets we acquired.

          The nine inland tank barges we acquired range in capacity from approximately 4,500 to 29,000 barrels and are an average of 39 years old. The four inland pushboats we acquired are an average of 32 years old and range in horsepower from 800 to 1,800. While we cannot quantify how long we will be able to continue to use these assets, we believe we will be able to replace these assets as necessary or be able to use capacity from our existing fleet of inland pushboats and tank barges in order to continue to provide our marine transportation services. Please read “— Marine Transportation Business — Our Marine Fleet” for a more detailed description of the marine transportation assets we acquired. We also acquired all of the customer contracts related to the Tesoro Marine assets that were assignable.

          We believe that the acquisition of Tesoro Marine’s terminals and lubricant distribution and marketing business further strengthened our presence and infrastructure in our core Gulf Coast market. We believe that with the addition of the Tesoro Marine assets, we are one of the largest operators of marine service terminals in the Gulf Coast region providing broad geographic coverage and distribution capability for our products and services.

          In December 2003, in a parallel transaction, Midstream Fuel Service LLC, a wholly owned subsidiary of Martin Resource Management, the owner of our general partner, completed its acquisition of Tesoro Marine’s fuel oil distribution business for $2.0 million plus approximately $4.8 million for Tesoro Marine’s diesel fuel inventories. Midstream Fuel, rather than us, acquired these assets from Tesoro Marine because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to publicly traded limited partnerships. However, following the closing of the marine asset acquisition and the fuel oil distribution acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

          Cross Oil Terminal Acquisition. In October 2003, we acquired a marine terminal located on the Ouachita River in southern Arkansas from Cross Oil Refining & Marketing, Inc. for $2.0 million. At the same time, we entered into a five year terminalling agreement with Cross, with two five year renewal terms, whereby Cross has the right to use the acquired marine terminal for the storage of crude oil and/or finished oil products. We also entered into a five year marine transportation agreement with Cross, with two five year renewal terms, whereby we agreed to provide two inland tank barges on a full time basis for the marine transportation of crude oil and finished oil products owned by Cross or owned by others that are in transit to Cross’s refinery located in southern Arkansas. After the fifth anniversary of the Cross acquisition and under certain circumstances, Cross has the right over a certain period to repurchase the marine terminal. If Cross exercises this repurchase right, we will receive at least the fair market value of the marine terminal at the time of repurchase.

          In October 2003, in another separate transaction, we purchased an inland pushboat and two inland tank barges from a third party for $1.0 million. We use these vessels to transport crude oil pursuant to the marine transportation agreement with Cross.

          Bank Credit Facility Expansion. In December 2003, we amended our credit agreement and increased our existing credit facility from a total of $60.0 million to $80.0 million. Our term loan remained at $25.0 million and our revolving credit facility increased from $35.0 million to $55.0 million. Our expanded revolving credit facility provides for a $30.0 million acquisition line and a $25.0 million working capital facility. We financed the Tesoro Marine asset acquisition through borrowings under our revolving credit facility. As of December 31, 2003, we had $67.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $42.0 million under our revolving credit facility.

          Public Offering. In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.3 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 23, 2004, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $10.0 million under our revolving credit facility.

Business Strategy

          The key components of our business strategy are to:

•	Expand Services Provided to Existing Customers. We generally begin a relationship with a customer by transporting or marketing a limited range of products or providing a limited range of other services or products. We believe expanding our service and product offerings to existing customers is the most efficient and cost effective method of utilizing our asset base and customer relationships to achieve internal growth in revenues and cash flow. We believe significant opportunities exist to provide additional services and products to existing customers.

•	Pursue Strategic Acquisitions. We survey the marketplace to identify and pursue acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow.

•	Attract New Customers in Existing Geographic Markets. Our marine transportation operations are primarily focused in the Gulf Coast region and along the southern portion of the nation’s inland waterway system. We seek to identify and pursue opportunities to expand our customer base for our marine transportation business in our existing geographic markets. We sell our fertilizer products throughout the United States and we sell our industrial sulfur products primarily in the eastern United States. We seek to expand our customer base for these products in these geographic markets.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost to penetrate such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream logistics management service providers to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such relationship would result in us providing or receiving a more comprehensive package of services and/or products to or from the customer or supplier. We intend to pursue strategic alliances with significant customers in the future.

Competitive Strengths

          We believe we are well positioned to execute our business strategy because of the following competitive strengths:

•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distribution and midstream logistical services for hydrocarbon products and by-products.

•	Strategically Located Terminal Facilities. The Tesoro Marine asset acquisition further strengthened our presence and infrastructure in our core Gulf Coast market. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain hydrocarbon products and by-products with unique requirements for transportation and storage, such as molten sulfur, asphalt and sulfuric acid. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Experienced Management Team and Operational Expertise. Members of our management team have, on average, more than 23 years of experience in the industries in which we operate. Further, members of our management team have been employed by Martin Resource Management, on average, for 20 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity of our industry and businesses are important assets that assist us in implementing our business strategies and pursuing our growth strategies.

•	Strong Industry Reputation and Established Relationships With Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Flexibility. We believe the borrowings available under our revolving credit facility and our ability to issue additional partnership units provide us with the financial flexibility to enable us pursue expansion and acquisition opportunities. As of March 23, 2004, we had $30.0 million available for expansion and acquisition activities under our revolving credit facility.

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

          We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	13	20,000 bbl and under	Asphalt, crude oil, fuel oil and gasoline (1)

Inland tank barges	21	20,000 – 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline (1)

Inland pushboats	17	800 – 1,800 horsepower	N/A

Offshore tank barges	2	40,000 bbl and 12,500 long-tons	Sulfur and asphalt

Offshore tugboats	2	3,200 – 7,200 horsepower	N/A

(1)	One of our 13 inland tank barges with capacity of 20,000 bbl and under, and seven of our 21 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.

          Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies, CF Martin Sulphur, L.P. and Martin Resource Management. We conduct our marine transportation services under spot contracts and under term contracts that typically range from one to 12 months in length.

          In order to maintain a balance of pricing flexibility and stable cash flow, we strive to maintain an appropriate mix of spot versus term contracts, based on current market conditions. We are currently a party to a three-year charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis subject to the availability of such vessels at the time of Martin Resource Management’s request. This contract, the term of which began on November 1, 2002, covers our four vessels that are not currently subject to term agreements. The fees we charge Martin Resource Management are based on the then applicable market rates we charge third parties on a spot-contract basis. Additionally, Martin Resource Management has agreed for the three-year term to use these four vessels in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. In the event we do not receive at least $5.6 million annually for the use of these vessels, Martin Resource Management will pay us any deficiency within 30 days after the end of the applicable 12-month period. We expect this agreement will allow us to maintain historic cash flow levels from our marine vessels not currently chartered under term contracts. For the year ended December 31, 2003, we generated revenues of $7.2 million for the use of these four vessels.

          Finally, in connection with the Tesoro Marine asset acquisition, we entered into a new transportation services agreement with Martin Resource Management under which we provide marine transportation services. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. This fee was determined based on comparable market rates for arms-length negotiated fees. The agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

          We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur, L.P. for a guaranteed daily rate, subject to certain adjustments. This rate was determined on an arm’s-length basis and was based on rates we charged third parties at the time. This charter has an unlimited term but may be cancelled by CF Martin Sulphur, L.P. upon 90 days notice. We do not have the right to terminate this agreement. However, we believe CF Martin Sulphur, L.P. will not terminate this charter in the near future because CF Martin Sulphur, L.P. has multi-year delivery commitments requiring it to use this offshore tug/barge tanker unit or risk not being able to meet its delivery commitments.

     Competition

          We compete primarily with other marine transportation companies. The marine barging industry has experienced significant consolidation in the past few years. The total number of tank barges and pushboats that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993 and has remained relatively constant at approximately 2,900 since 1993. We believe the earlier decrease primarily resulted from:

•	the increasing age of the domestic tank barge fleet, resulting in retirements;

•	a reduction in tax incentives, which previously encouraged speculative construction of new equipment;

•	stringent operating standards to adequately address safety and environmental risks;

•	the elimination of government programs supporting small refineries;

•	an increase in environmental regulations mandating expensive equipment modification; and

•	more restrictive and expensive insurance.

          There are several barriers to entry into the marine transportation industry that discourage the emergence of new competitors. Examples of these barriers to entry include:

•	significant start-up capital requirements;

•	the costs and operational difficulties of complying with stringent safety and environmental regulations;

•	the cost and difficulty in obtaining insurance; and

•	the number and expertise of personnel required to support marine fleet operations.

We believe the reduction of the number of tank barges, the consolidation among barging companies and the significant barriers to entry in the industry have resulted in a more stabilized and favorable pricing environment for our marine transportation services.

          We believe we compete favorably with many of our competitors. Historically, competition within the marine transportation business was based primarily on price. However, we believe customers are placing an increased emphasis on safety, environmental compliance, quality of service and the availability of a single source of supply of a diversified package of services. In particular, we believe customers are increasingly seeking transportation vendors that can offer marine, land, rail and terminal distribution services, as well as provide operational flexibility, safety, environmental and financial responsibility, adequate insurance and quality of service consistent with the customer’s own operations and policies. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling, distribution and midstream logistical services for hydrocarbon products and by-products.

          In addition to competitors that provide marine transportation services, we also compete with providers of other modes of transportation, such as rail tank cars, tractor-trailer tank trucks and, to a limited extent, pipelines. We believe we offer a competitive advantage over rail tank cars and tractor-trailer tank trucks because marine transportation is a more efficient, and generally less expensive, mode of transporting hydrocarbon products and by-products. For example, a typical two inland barge unit carries a volume of product equal to approximately 80 rail cars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport most of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Seasonality

          The demand for our marine transportation business is subject to some seasonality factors. Our asphalt shipments are generally higher during April through November when weather allows for efficient road construction. However, demand for marine transportation of sulfur, fuel oil and gasoline is directly related to production of these products in the oil refining and natural gas processing business, which is fairly stable.

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

          In the 1990’s, the petroleum industry entered a period of consolidation. Refiners and marketers developed large-scale, cost-efficient operations resulting in several refinery acquisitions, combinations, alliances and joint ventures. This consolidation resulted in major oil companies integrating the various components of their businesses, including terminalling. However, major integrated oil companies later concentrated their focus and resources on their core competencies of exploration, production, refining and retail marketing and examined ways to lower their distribution costs. Additionally, the Federal Trade Commission required some divestitures of terminal assets in markets in which merged companies, alliances and joint ventures were regarded as having excessive market power. As a result of these factors, oil and gas companies began to increasingly rely on third parties such as us to perform many terminalling services.

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

          The marine and offshore oil and gas exploration and production industries use terminal facilities in the Gulf Coast region as shore bases that provide them logistical support services as well as provide a broad range of products, including diesel fuel, lubricants, chemicals and supplies. The demand for these types of terminals, services and products is driven primarily by offshore exploration, development and production in the Gulf of Mexico. Offshore activity is greatly influenced by current and projected prices of oil and natural gas.

     Our Marine Terminals

          We own or operate 16 marine terminals along the Gulf Coast from Tampa, Florida to Corpus Christi, Texas. Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. Further, the location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of hydrocarbon products and by-products. We developed our terminalling assets by acquiring existing terminalling facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our hydrocarbon product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities, streamline their operations and customize and upgrade them as part of our growth strategy. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

          We are one of the largest operators of marine service terminals in the Gulf Coast region. These terminals are used to distribute and market lubricants and the full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies such as drilling mud companies, marine transportation companies, and offshore construction companies. Shore bases typically provide logistical support including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations, selling potable water and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. We also generate revenues through the distribution and marketing of lubricants. Lubricants are used in the operation of offshore drilling rigs, offshore production and transmission platforms, and various ships and equipment engaged in marine transportation. In addition, Martin Resource Management, through contractual arrangements, pays us for storage and terminalling of fuel oil at these terminal facilities.

          We own or operate 16 marine terminals that we divide generally into three classes of terminals: (i) full service terminals, (ii) fuel and lubricant terminals and (iii) specialty petroleum terminals.

     Full Service Terminals

          We own or operate seven full service terminals, which we acquired in the Tesoro Marine asset acquisition. These terminal facilities distribute and market lubricants and provide storage and handling services for fuel oil. The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling mud manufacturers to manufacture and sell drilling mud to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling mud companies, marine transportation companies, and offshore construction companies.

          The following is a summary description of our seven full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island.	Galveston, Texas	51.3	14	57,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	10	37,400 Bbls.
Freeport No. 1(2)	Freeport, Texas	12.4	4	8,500 Bbls.
Port O’Connor(3)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(4)	Sabine Pass, Texas	23.1	11	18,100 Bbls.
Cameron “East”(5)	Cameron, Louisiana	34.3	7	33,000 Bbls.
Cameron “West”(6)	Cameron, Louisiana	16.9	5	19,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2005 and can be extended through January 2015.

(2)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in May 2004.

(3)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2004 and can be extended until through March 2014.

(4)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be renewed through September 2026.

(5)	This terminal is located on land owned by third parties and leased under leases that expire between March 2007 and June 2017.

(6)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2008 and can be extended through February 2013.

     Fuel and Lubricant Terminals

          We own or operate six lubricant and fuel oil terminals, which we acquired in the Tesoro Marine asset acquisition. These terminals are located in the Gulf Coast region and provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals.

          The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia(1)	Amelia, Louisiana	17	14,900 Bbls.
Berwick(2)	Berwick, Louisiana	4	24,900 Bbls.
Intracoastal City (3)	Intracoastal City, Louisiana	17	34,300 Bbls.
Venice	Venice, Louisiana	1	7,200 Bbls.
Fourchon (4)	Fourchon, Louisiana	7	30,100 Bbls.
Freeport (5)	Freeport, Texas	1	8,300 Bbls.

(1)	This terminal is located on land owned by a third party and leased under a lease that expires in January 2010.

(2)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2007 and can be extended through September 2017.

(3)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in December 2006 and can be extended through December 2009.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in March 2007.

(5)	We own tanks and certain other assets located at a terminal owned by third parties.

     Specialty Petroleum Terminals

          We own or operate three terminal facilities providing storage and handling services for some or all of the following: asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other hydrocarbon products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.0 million barrels. Each of these terminals has storage capacity for hydrocarbon products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority and leased to us under a 10-year lease that expires on December 15, 2006. Our Stanolind terminal is located on approximately 11 acres of land owned by Martin Resource Management and us and located on the Neches River in Beaumont. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas.

          At our Tampa and Stanolind terminals, our customers are primarily large oil refining and natural gas processing companies. We charge a fixed monthly fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. At our Ouachita County terminal, Cross operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

          The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks(3)	Capacity	Products	Description
Tampa (1)	Tampa, Florida	7	719,000 Bbls.	Asphalt, fuel oil and sulfuric acid	Marine terminal, loading/unloading for vessels, barges and trucks
Stanolind (2)	Beaumont, Texas	2	160,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for vessels, barges and trucks

(1)	This terminal is located on land owned by the Tampa Port Authority and leased to us under a lease that expires in December 2006.

(2)	A portion of this terminal is located on land owned by Martin Resource Management and on land we own. We use marine terminal, loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

(3)	In addition to the tanks listed in the table, CF Martin Sulphur, L.P. owns one tank at our Tampa terminal and three tanks at the Stanolind terminal. Martin Resource Management owns two tanks at the Stanolind terminal.

     Our Inland Terminals

          We own or operate two inland terminals. At Mont Belvieu, Texas, we own a rail unloading terminal where we unload and measure hydrocarbon by-products and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.’s LPG fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal. In Houston, Texas, we operate an inland terminal used for lubricant blending, storage, packaging and distribution, which we acquired in the Tesoro Marine asset acquisition. This terminal is used as our central hub for lubricant distribution where we receive, blend, package, and ship our lubricants to our terminals or directly to customers.

The following is a summary description our inland terminals:

			Aggregate
Terminal	Location	Tanks	Capacity	Products	Description
Houston (1)	Houston, Texas	25	331,000 gallons	Lubricants	Truck loading/unloading
Mont Belvieu	Mont Belvieu, Texas	N/A	20 rail car spaces	Propane-propylene mix	Rail car unloading

(1)	This terminal is located on land owned by a third party at which we throughput lubricants pursuant to a month-to-month agreement.

     Competition

          We compete with independent terminal operators and major energy and chemical companies that own their own terminalling facilities. We believe many customers prefer to contract with independent terminal operators rather than terminal operators owned by integrated energy and chemical companies that may have refining or marketing interests that compete with the customers.

          Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably-located terminal has access to various cost effective transportation modes, both to and from the terminal, such as waterways, railroads, roadways and pipelines. Terminal versatility depends upon the operator’s ability to handle diverse products, some of which have complex or specialized handling and storage requirements. The service function of a terminal includes, among other things, the safe storage of product at specified temperature, moisture and other conditions, and receiving and delivering product to and from the terminal. All of these services must be in compliance with applicable environmental and other regulations.

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

          The principal competitive factors affecting our newly acquired terminals, which primarily provide lubricant distribution and marketing as well as shore bases at certain terminals, are the locations of the facilities, availability of competing logistical support services, and the experience of personnel and dependability of service. The distribution and marketing of our lubricant products is brand sensitive, and we will encounter brand loyalty competition. Shore base rental contracts are generally long-term contracts and provide more protection from competition. Our primary competitors for both lubricants and shore bases include several independent operations as well as major companies that maintain their own similarly equipped marine terminals, shore bases and lubricant supply sources.

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

     Our LPG Facilities

          We purchase LPGs primarily from major domestic oil refiners and natural gas processors. We transport LPGs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of LPGs, including during times of peak demand, through:

•	storage of propane purchased in off-peak months,

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management, and

•	product management expertise to obtain supplies when needed.

          The following is a summary description of our owned and leased LPG facilities:

LPG Facility (1)	Location	Capacity	Description
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution

LPG Facility (1)	Location	Capacity	Description
Storage	Arcadia, Louisiana (2)	120 million gallons	Underground storage
	Hattiesburg, Mississippi (3)	5.25 million gallons	Underground storage
	Mt. Belvieu, Texas (3)	2.5 million gallons	Underground storage

(1)	In addition, under a throughput agreement whose initial term ends in October 2005, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. This terminal facility has a storage capacity of 330,000 gallons.

(2)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a redetermination of the lease rate for each subsequent year.

(3)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which we have renewed annually for more than 20 years.

          Our above ground storage facilities have one or more 12,000 or 30,000 gallon storage tanks. We lease underground storage capacity of 120 million gallons in Arcadia, Louisiana from Martin Resource Management. We also lease 2.5 million gallons of underground storage in Mont Belvieu, Texas and 5.25 million gallons at Hattiesburg, Mississippi from third parties under one-year lease agreements. As a result of our and Martin Resource Management’s distribution system and storage capacity, we have the ability to buy and store large volumes of LPG that allow us to achieve product cost savings and avoid shortages during periods of tight supply.

          Our LPG customers consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2003, we sold approximately 59% of our LPG volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 41% of our LPG volume to refiners and industrial processors.

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

Fertilizer Business

     Industry Overview

          Fertilizers are manufactured chemicals containing nutrients known to improve the fertility of soils. Nitrogen, phosphorus, potassium and sulfur are the four most important nutrients for crop growth. These nutrients are found naturally in soils. However, soils used for agriculture become depleted of these nutrients and frequently require fertilizers rich in these essential nutrients to restore fertility. The Fertilizer Institute has estimated that the earth’s soil contains less than 20% of organic plant nutrients needed to meet worldwide food production needs. As a result, we believe mineral fertilizer production will continue to be an important industrial market.

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

          Fertilizer and related sulfur products are a natural extension of our business because of our access to sulfur and our distribution capabilities. This business allows us to leverage our relationship with CF Martin Sulphur, L.P. by using our access to its sulfur to produce a value added product for the fertilizer and industrial sulfur market. Please read “— CF Martin Sulphur, L.P. — Our Commercial Relationship with CF Martin Sulphur, L.P.” Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 145,000 tons in 2003 as a result of acquisitions and internal growth.

          We manufacture and market the following fertilizer and related sulfur products:

•	Plant nutrient sulfur products. We produce plant nutrient and agricultural ground sulfur products at our two facilities in Odessa, Texas. We also produce plant nutrient sulfur at our facility in Seneca, Illinois. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul® trade name and sold throughout the United States to direct application agricultural markets. Our agricultural ground sulfur products are used primarily in the western United States on grapes and vegetable crops.

•	Ammonium sulfate products, NPK products and related blended products. We produce various grades of ammonium sulfate including coarse and standard grades, a 40% ammonium sulfate solution and a Kosher-approved food grade material. We also produce ammonium sulfate, nitrogen-phosphorus-potassium products (commonly referred to as NPK products). Our NPK products are an ammoniated phosphate fertilizer containing nitrogen, phosphorus and potash that we manufacture so all particles have a uniform composition. These products primarily serve direct application agricultural markets within a 400-mile radius of our manufacturing plant in

Plainview, Texas. We blend our ammonium sulfate to make custom grades of lawn and garden fertilizer at our facility in Salt Lake City, Utah. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors, and other retail customers, of these products.

•	Industrial sulfur products. We produce industrial sulfur products such as emulsified sulfur, elemental pastille sulfur, and industrial ground sulfur products. We produce emulsified sulfur at our Texarkana, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes. We produce elemental pastille sulfur at our two Odessa, Texas facilities and at our Seneca, Illinois facility. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds.

     Our Fertilizer Plants

          The following is a summary description of our fertilizer plants:

Facility	Location	Capacity	Description
Two fertilizer plants	Odessa, Texas	70,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Plainview, Texas	180,000 tons/year	Fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons/year	Blending and packaging
Industrial sulfur blending plant	Texarkana, Texas	18,000 tons/year	Emulsified sulfur production

          We also own a fertilizer plant in Maricopa, Arizona. We shut down this plant in November, 2003 in order to better utilize our facilities and optimize efficiencies. Previously our Salt Lake City, Utah fertilizer plant and Maricopa, Arizona plant produced similar fertilizers. In May 2003, we experienced a casualty loss caused by a lightening strike at one of our Odessa, Texas sulfur and fertilizer facilities. We used the insurance proceeds to upgrade our equipment at this facility.

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

     Competition

          We compete with several other large fertilizer and sulfur products manufacturers. However, we believe our close proximity to our customers is a competitive advantage for us. Because our manufacturing plants are located close to our customer base, we are able to save on freight costs and respond quickly to customer requests, and we also believe we have greater insight about local market conditions. Additionally, we believe our relationship with CF Martin Sulphur, L.P. affords us a secure and reliable source of sulfur materials.

     Seasonality

          Sales of our agricultural fertilizer are partly seasonal as a result of increased demand during the growing season. Sales of our industrial sulfur-based products, however, are generally consistent throughout the year. In 2003, approximately 15% of our product sales volumes were to industrial users.

CF Martin Sulphur, L.P.

          CF Martin Sulphur, L.P., a limited partnership formed by Martin Resource Management and CF Industries in November 2000, operates a molten sulfur distribution and marketing business. We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Industries owns the remaining 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Industries is one of North America’s largest interregional cooperatives, owned by and serving nine regional farm supply cooperatives. Through thousands of member-owned sales outlets, CF Industries’ nitrogen and phosphate fertilizers reach over one million farmers and ranchers in 48 states and the Canadian provinces of Ontario and Quebec. CF Industries is the third largest phosphate fertilizer producer in Florida. Our unconsolidated non-controlling 49.5% interest in CF Martin Sulphur, L.P. is subject to a buy-sell agreement which is described in more detail in “— Management and Ownership” below.

     Sulfur Industry Overview

          Sulfur is a natural element and is required to produce a variety of industrial products. In the United States, approximately 11 million tons of sulfur is consumed annually, with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the United States is “recovered sulfur,” or sulfur that is a by-product from oil refineries and natural gas processing plants. Sulfur production in the United States is principally located along the Gulf Coast, along major inland waterways and in some areas of the western United States.

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

     Business and Assets of CF Martin Sulphur, L.P.

          CF Martin Sulphur, L.P. gathers molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. CF Martin Sulphur, L.P. transports sulfur by inland and offshore barges, rail cars and trucks and handled over 1.9 million long tons of sulfur in 2003. Recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. CF Martin Sulphur, L.P. has the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

          The term of CF Martin Sulphur, L.P.’s commercial contracts typically range from one to five years in length. The prices in such contracts are usually tied to a published market indicator and fluctuate, typically quarterly, according to the price movement of the indicator. CF Martin Sulphur, L.P. also provides barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts that range from three to five years in duration. CF Martin Sulphur, L.P. also leases a 12,500-ton ocean going barge and a tug from us under an annual renewable contract.

          CF Martin Sulphur, L.P. leases approximately 197 railcars equipped to transport molten sulfur. It also has the following major marine assets it uses to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
Poseidon (1)	Offshore tank barge	12,500 long tons	Molten sulfur
Orion (1)	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland pushboat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur

(1)	We own the Poseidon and Orion and lease them to CF Martin Sulphur, L.P.

          The following is a summary description of the tanks owned by CF Martin Sulphur, L.P. and located at our terminals:

Terminal	Location	Tanks	Total Aggregate Capacity	Products Stored
Tampa.	Tampa, Florida	1	16,000 long tons	Molten sulfur
Stanolind	Beaumont, Texas	3	46,500 long tons	Molten sulfur

     Our Commercial Relationship with CF Martin Sulphur, L.P.

          We are both an important supplier to and customer of CF Martin Sulphur, L.P. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur, L.P. for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur, L.P. upon 90 days notice. CF Martin Sulphur, L.P. paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur, L.P. terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur, L.P. for a portion of such reconfiguration costs. As of December 31, 2003, our aggregate reimbursement liability would have been approximately $2.0 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

          We did not have significant revenues from CF Martin Sulphur, L.P. prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur, L.P. accounted for approximately 21% of our total marine transportation revenues for the year ended December 31, 2003. In addition, we purchase all our sulfur from CF Martin Sulphur, L.P. at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

          We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Martin Sulphur, L.P. is managed by its general partner which is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement.

     Competition

          Nine phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. CF Martin Sulphur, L.P. owns or leases two of the four vessels currently used to transport molten sulfur between Tampa, Florida and United States ports on the Gulf of Mexico. Its primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets, or foreign suppliers from Mexico or Venezuela that may sell into the Florida market.

     Management and Ownership

          Management. CF Martin Sulphur, L.P. is managed and operated by its general partner which is equally owned and controlled by Martin Resource Management and CF Industries. We have virtually no control over the operations or management of CF Martin Sulphur, L.P. The partnership’s general partner, CF Martin Sulphur,

L.L.C., is operated by a board of four managers, two of which are designated by Martin Resource Management and two of which are designated by CF Industries. The managers designated by CF Industries have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain tax matters and in regard to certain relationships between CF Martin Sulphur, L.P. on the one hand and Martin Resource Management and its affiliates on the other hand. Likewise, the managers designated by Martin Resource Management have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain relationships between CF Martin Sulphur, L.P., on the one hand, and CF Industries and its affiliates on the other hand. For all other matters, all actions of the board of managers require the unanimous vote of a properly constituted quorum of managers. The presence of at least one manager designated by each of CF Industries and Martin Resource Management must be present to constitute a proper quorum for the transaction of company business. Martin Resource Management manages the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement.

          Non-Competition Covenant. Each of Martin Resource Management and CF Industries agreed that for so long as it owns an interest in CF Martin Sulphur, L.P., and for five years after the disposition of its interest, it will not engage in any business that competes, directly or indirectly, with CF Martin Sulphur, L.P. in the gathering, aggregation, transportation and sale of molten sulfur. This covenant not to compete does not restrict or prohibit the parties from continuing certain businesses the parties operated prior to the formation of CF Martin Sulphur, L.P., such as Martin Resource Management’s business of transporting sulfur by truck for third parties as a carrier, or holding certain passive investments. As a result of our unconsolidated non-controlling 49.5% interest in CF Martin Sulphur, L.P., we are subject to this agreement not to compete.

          Distributions. Generally, distributions of cash from CF Martin Sulphur, L.P. will be allocated among partners on the basis of each partner’s ownership interest. The partnership agreement of CF Martin Sulphur, L.P. states that distributions of cash to its partners, including us, will be subject to the discretion of its general partner, except that CF Martin Sulphur, L.P. is required to make cash distributions, to the extent cash is available, as follows:

•	quarterly distributions of cash to partners to cover any required quarterly federal and state tax payments (based on the assumption that all partners pay federal income tax at the highest rate applicable to corporations and based on other assumptions with respect to state taxes), provided the cash distribution for a quarter does not exceed 25% of the forecasted cash available for distribution for the relevant year; and

•	annual distributions of cash generated by operations in excess of the amounts CF Martin Sulphur, L.L.C. determines are necessary to retain for future working capital and the operation of the CF Martin Sulphur, L.P.’s business, anticipated capital expenditures and required debt service payments.

If the general partner of CF Martin Sulphur, L.P. does not declare a distribution for a period of a calendar quarter or longer, CF Martin Sulphur, L.P. must make the following distributions:

•	not later than ten business days prior to the date during any calendar quarter that any partner will be required to make an estimated income tax payment to any federal or state tax authority in respect of its share of CF Martin Sulphur, L.P.’s taxable income during such period, CF Martin Sulphur, L.P. must make a cash distribution to each partner equal to the approximate amount described immediately above in the first bullet point; and

•	not later than the 90th day following each fiscal year end, CF Martin Sulphur, L.P. must make an additional cash distribution to its partners in an amount equal to the positive difference between each partner’s share of CF Martin Sulphur, L.P.’s distributable cash and the sum of distributions already made to that partner in respect of such fiscal year.

          We have received a cash distribution of $891,000 from CF Martin Sulphur, L.P., in each of December 2002 and March, June, September and December, 2003.

          Transfer Restrictions. Generally, we and the other partners in CF Martin Sulphur, L.P. are prohibited from transferring our interests in the partnership to a third party until November 2005. Thereafter, a partner may only transfer its interest if:

•	the general partner consents to the transfer;

•	the partner transfers its entire interest in the partnership;

•	the person acquiring the interest does not compete with the business of the non-transferring partners as conducted on the date of the proposed transfer;

•	the purchase price consists solely of cash;

•	the non-transferring partners are given a right of first refusal to purchase the interest on the same terms and conditions as the third party offer; and

•	the transfer otherwise complies with the provisions contained in the partnership agreement of CF Martin Sulphur, L.P.

          Buy-Sell Right. Upon a change of control of either Martin Resource Management or CF Industries, the other party has the right to implement a buy-sell right contained in the CF Martin Sulphur, L.P. partnership agreement. In addition, this buy-sell right can also be implemented in the event that Martin Resource Management no longer controls our general partner. If implemented, this buy-sell mechanism requires the party subject to the change of control to specify in good faith the fair market value of CF Martin Sulphur, L.P. The other party then has the right for a specified period of time to either sell its and its affiliates’ limited and general partner interests to the other party, or buy the limited and general partner interests owned by the other party and its affiliates, at a price that, in either case, is based upon the proportionate share of this value.

          Additionally, beginning in November 2005, any partner may implement a buy-sell right contained in the CF Martin Sulphur, L.P. partnership agreement that would require the initiating party to either sell the limited and general partner interests owned by it and its affiliates to the other party, or buy the limited and general partner interests owned by the other party and its affiliates at a negotiated price or, if a price cannot be agreed upon, at a price based upon the proportionate share of the fair market value of CF Martin Sulphur, L.P. as determined in good faith by the initiating party. This buy-sell right may be exercised by any partner, but only once a year during the 30-day period following each anniversary date of the partnership agreement beginning November 2005. The partnership agreement also provides for a similar buy-sell mechanism if Ruben Martin, who is also our chief executive officer, is removed from the office of president of CF Martin Sulphur, L.P. under prescribed circumstances.

          The partnership agreement of CF Martin Sulphur, L.P. provides that these buy-sell rights may be exercised by CF Industries with respect to the general and limited partner interests owned directly or indirectly by Martin Resource Management and us. Consequently, our 49.5% limited partner interest in CF Martin Sulphur, L.P. will be treated as though it was owned directly by Martin Resource Management for so long as Martin Resource Management is subject to this buy-sell right.

          Conversely, these buy-sell rights may be exercised by Martin Resource Management and us with respect to the general and limited partner interests in CF Martin Sulphur, L.P. owned directly or indirectly by CF Industries. Martin Resource Management has agreed with us that it will not exercise these buy-sell rights without our prior written consent. If Martin Resource Management elects, with our consent, to exercise its right to purchase the general and limited partner interests CF Industries owns in CF Martin Sulphur, L.P., the purchase price for and ownership of the interests will be allocated between us and Martin Resource Management in accordance with our respective ownership interests in CF Martin Sulphur, L.P. Martin Resource Management has also agreed with us that it will not sell or transfer its interest in CF Martin Sulphur, L.L.C. without our prior written consent, except in circumstances when Martin Resource Management is obligated to sell such interest pursuant to either the limited liability company agreement of CF Martin Sulphur, L.L.C. or the partnership agreement of CF Martin Sulphur, L.P.

Our Relationship with Martin Resource Management

          Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of approximately 331 trucks and road vehicles and approximately 750 road trailers;

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating an underground LPG storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account, our account and the account of CF Martin Sulphur, L.P., the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

          We are and will continue to be closely affiliated with Martin Resource Management as result of the following relationships.

          Ownership. Martin Resource Management currently owns approximately 50.2% of our outstanding limited partnership interests. Additionally, Martin Resource Management owns our general partner, which owns a 2.0% general partner interest in us and our incentive distribution rights.

          Management. Martin Resource Management directs our business operations through its ownership and control of our general partner. We benefit from our relationship with Martin Resource Management through access to a significant pool of management expertise and established relationships throughout the energy industry. We do not have employees. Martin Resource Management employees are responsible for conducting our business and operating our assets on our behalf.

          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $22.8 million of direct costs and expenses for the year ended December 31, 2003. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. We reimbursed Martin Resource Management for $0.7 million of indirect expenses for the year ended December 31, 2003. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

          Martin Resource Management also licenses certain of its trademarks and tradenames to us under this omnibus agreement.

          Commercial. We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management’s fleet of approximately 331 road vehicles and approximately 750 road trailers to provide land transportation in the areas served by Martin Resource Management. Our ability to utilize Martin Resource Management’s land transportation operations is currently a key component of our integrated distribution network.

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

          In the aggregate, our purchases of land transportation services, storage services, LPG products and sulfuric acid from Martin Resource Management accounted for approximately 8% of our total cost of products sold in 2003, and would have accounted for approximately 8% and 6% of our total cost of products sold in 2002 and 2001, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our marine transportation, terminalling and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. We provide terminalling services under a terminal services agreement. Our sales to Martin Resource Management accounted for approximately 4% of our total revenues in 2003, and would have accounted for approximately 5% and 4% of our total revenues in 2002 and 2001, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

     Omnibus Agreement

          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the marine transportation, terminalling, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur, L.P. in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.” Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur, L.P. from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between the us in accordance with our respective ownership percentages in the partnership.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.

     Motor Carrier Agreement

          We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management, through which Martin Resource Management operates its land transportation operations. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to adjustment as we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

     Other Agreements

          We are also parties to the following:

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management at a set rate. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement were fixed in the first year of the agreement and are adjusted annually based on a price index.

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management has agreed for a period of three years, beginning on November 1, 2002, to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. These agreements have an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

          In connection with the closing of the Tesoro Marine asset acquisition, we entered into the following additional agreements with Martin Resource Management:

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. We have agreed to a minimum annual total handling quantity and commission, as a result of which, at the first year fee rate, we will pay Martin Resource Management a minimum of $0.5 million. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

          Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement,” “— Motor Carrier Agreement” and “— Other Agreements” for a more complete discussion of our contracts with Martin Resource Management.

Insurance

          Loss of, or damage to, our vessels is insured through hull and increased value insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity, or P&I, insurance coverage is provided by P&I associations and other insurance underwriters. Most of our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement, or the Pooling Agreement, through which approximately 95% of the world’s commercial shipping tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a pre-determined amount, beyond which we are covered by catastrophe insurance coverage.

          For pollution claims, our insurance covers up to $1.0 billion of liability per accident or occurrence. For non-pollution incidents, our insurance covers up to $2.0 billion of liability per accident or occurrence. We believe our current insurance coverage is adequate to protect us against most accident related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage. However, there can be no assurance that all risks are adequately insured against, that any particular claim will be paid by the insurer, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

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

          Solid Waste. We currently own or lease, and have in the past owned or leased, properties that have been used for the manufacturing, processing, transportation and storage of hydrocarbon products and by-products. Solid waste disposal practices within oil and gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, a possibility exists that hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a small number of these properties may have been operated by third parties over whom we had no control as to such entities’ handling of hydrocarbons, hydrocarbon by-products or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and natural gas wastes and properties have gradually become more strict and, under such laws and regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination.

          We generate both hazardous and nonhazardous solid wastes which are subject to requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. From time to time, the U.S. Environmental Protection Agency (“EPA”) has considered making changes in nonhazardous waste standards that would result in stricter disposal requirements for these wastes. Furthermore, it is possible some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or operating expenses.

          Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and similar state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons, including the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Although certain hydrocarbons are not subject to CERCLA’s reach because “petroleum” is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” We may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA.

          Clean Air Act. Our operations are subject to the Federal Clean Air Act and comparable state statutes. Amendments to the Clean Air Act adopted in 1990 contain provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of our terminal facilities, processing and storage facilities and fertilizer and related products manufacturing and processing facilities. Such air pollution control requirements may include specific equipment or technologies, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. For example, the Mont Belvieu terminal we use is located in the Houston-Galveston ozone non-attainment area, which is categorized as a “severe” non-attainment area under the Clean Air Act. “Severe” non-attainment areas are subject to more restrictive regulations for the issuance of air permits for new or modified facilities. In addition, existing sources of air emissions in the Houston-Galveston area are subject to stringent emission reduction requirements. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources. We believe our operations, including our manufacturing, processing and storage facilities and terminals, are in substantial compliance with applicable air emission control requirements.

          Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and similar state laws require containment of potential discharges of contaminants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws provide penalties for releases of unauthorized contaminants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of stormwater runoff. We believe that compliance with the conditions of such permits will not have a material effect on our operations.

          On August 7, 2000, a spill of molten sulfur occurred at our Stanolind terminal near Beaumont, Texas, which at the time was owned and operated by Martin Gas Sales LLC, a wholly-owned subsidiary of Martin Resource Management. Martin Gas Sales LLC has since changed its name to Martin Product Sales LLC. The Texas Department of Health and Texas Natural Resource Conservation Commission investigated the spill and its clean-up. These agencies found that there was no impact on public health, and that there was no reason to remove the solidified sulfur from the river bottom. However, the United States attorney in Beaumont, Texas, initiated an investigation under the criminal provisions of the Clean Water Act. To avoid protracted litigation and possible criminal claims against employees, Martin Product Sales agreed to plead guilty to a single felony violation of the federal Clean Water Act and was sentenced to pay a $50,000 fine. As part of its plea agreement with the United States, Martin Product Sales also agreed to implement a remedial program at our Stanolind terminal and our sulfur loading facility in Tampa, Florida. Martin Product Sales instituted the remedial program as of March 1, 2002, and we believe that it has been substantially implemented, although it must remain in effect for five years. Martin Product Sales does not have any contracts with the United States government that might be affected by a debarment or listing proceeding, and the United States Attorney’s Office has agreed to inform any agency initiating a debarment or listing proceeding of the implementation of the remedial program. A previous criminal conviction, however, may result in increased fines and other sanctions if Martin Product Sales is subsequently convicted or pleads guilty to a similar offense in the future. Martin Resource Management will indemnify us under the omnibus agreement for any losses we suffer within five years from November 6, 2002, the date of our initial public offering, that relate to or result from, this event.

          Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”) imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the United States be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out by 2015. Additionally, the OPA imposes other requirements, such as the preparation of an oil spill contingency plan. We believe we are substantially in compliance with all of these requirements.

          Safety Regulation. The Company’s marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international treaties. Tank ships, pushboats, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. We believe our marine operations and our terminals are in substantial compliance with current applicable safety requirements.

          Occupational Health Regulations. The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. In May 2001, Martin Resource Management paid a small fine in relation to the settlement of alleged OSHA violations at our facility in Plainview, Texas. Although we believe the amount of this fine and the nature of these violations were not, as an individual event, material to our business or operations, this violation may result in increased fines and other sanctions if we are cited for similar violations in the future. Our marine vessel operations are also subject to safety and operational standards established and monitored by the U.S. Coast Guard.

          In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. These expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.

          Jones Act. The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Since we engage in maritime transportation between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States-flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flag vessel operations compared to foreign-flag vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience.

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

Employees

     We do not have any employees. Under the Omnibus Agreement, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 299 individuals who provide direct support to our operations. None of these employees are represented by labor unions. To date, Martin Resource Management has not experienced any work stoppages. Martin Resource Management hired 125 former Tesoro Marine employees and 42 former contract employees of Tesoro Marine in connection with the closing of the Tesoro Marine asset acquisition. These employees support the operations acquired by us from Tesoro Marine.

Financial Information about Segments

     Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 17 to our consolidated and combined financial statements included in this annual report on Form 10-K.

Access to Public Filings

     We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.martinmidstream.com. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC’s website at www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.

Item 2. Properties

     A description of our properties is contained in Item 1. Business.

     We believe we have satisfactory title to our assets. Some of the easements, rights-of-way, permits, licenses or similar documents relating to the use of the properties that have been transferred to us in connection with our initial public offering and the assets we acquired in the Tesoro Marine asset acquisition, required the consent of third parties, which in some cases is a governmental entity. We believe we have obtained sufficient third-party consents, permits and authorizations for the transfer of assets necessary for us to operate our business in all material respects. With respect to any third-party consents, permits or authorizations that have not been obtained, we believe the failure to obtain these consents, permits or authorizations will not have a material adverse effect on the operation of our business.

     Title to our property may be subject to encumbrances, including liens in favor of our secured lender. We believe none of these encumbrances materially detract from the value of our properties or our interest in these properties, or materially interfere with their use in the operation of our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Our Common Equity and Related Unitholder Matters

     Our common units are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” As of March 22, 2004, there were approximately 17 holders of record and approximately 5,351 beneficial owners of our common units. In addition, as of that date there were 4,253,362 subordinated units representing limited partner interests outstanding. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:

Fiscal 2002:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
December 31, 2002 (1)	$18.25	$17.05	$0.3077	$0.3077

Fiscal 2003:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2003	$19.03	$17.50	$0.50	$0.50
June 30, 2003	$24.00	$18.63	$0.50	$0.50
September 30, 2003	$26.30	$22.62	$0.50	$0.50
December 31, 2003	$30.53	$26.10	$0.525	$0.525

     (1) Represents the period from November 6, 2002, the date of our initial public offering, through December 31, 2002.

     On March 22, 2004, the last reported sales price of our common units as reported on the NASDAQ was $29.85 per unit.

     In connection with our formation in June 2002, we issued to our general partner a 2% general partner interest in us in exchange for a capital contribution in the amount of $20 and issued to Martin Resources LLC a 98% limited partner interest in the partnership in exchange for a capital contribution in the amount of $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. On November 1, 2002, in offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, we (i) issued 1,543,797 subordinated units representing limited partner interests in us (“Subordinated Units”) to Martin Product Sales LLC, in connection with the contribution to us of Martin Gas Sales LLC’s limited partner interests in Martin Operating Partnership L.P. (“Operating Partnership”) which holds our operating assets; (ii) issued 620,644 Subordinated Units to Midstream Fuel Service LLC, in connection with the contribution to us of Midstream Fuel Service LLC’s limited partner interests in the Operating Partnership; (iii) issued 2,088,921 Subordinated Units to Martin Gas Marine LLC in connection with the contribution of Martin Gas Marine LLC’s limited partner interests in the Operating Partnership; and (iv) converted a portion of the existing interest in us owned by Martin Midstream GP LLC into a portion of its 2% general partner interest and the incentive distribution rights in us.

     In connection with our public offering of 1,322,500 common units in February 2004, our general partner contributed $0.8 million in cash to us in order to maintain its 2% general partner interest in us.

     Within 45 days after the end of each quarter, we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. During the subordination period (as described below), the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Our available cash consists generally of all cash on hand at the end of the fiscal quarter, less reserves that our general partner determines are necessary to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

plus all cash on hand for the quarter resulting from working capital borrowings made after the end of the quarter on the date of determination of available cash.

     Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business. These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations. Our distributions are effectively made 98% to unitholders and 2% to our general partner, subject to the payment of incentive distributions to our general partner if certain target cash distribution levels to common unitholders are achieved. Incentive distributions to our general partner increase to 15%, 25% and 50% based on incremental distribution thresholds as set forth in our partnership agreement.

     Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Credit Facility.”

     The subordination period will extend until the first day of any quarter beginning after September 30, 2009 in which each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the “adjusted operating surplus” as defined in the partnership agreement generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will participate pro rata with the other common units in distributions of available cash.

     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, Warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	725,000
Total	0	$0	725,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.

Item 6. Selected Financial Data

     The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. and our predecessor. The financial data for the years ended December 31, 1999, 2000, 2001 and for the period from January 1, 2002 through November 5, 2002 are derived from the audited combined financial statements of the assets and operations of Martin Resource Management that were contributed to us in connection with our initial public offering in November 2002 (“Martin Midstream Partners Predecessor”). The financial data for the period from November 6, 2002 through December 31, 2002, and for the year ended December 31, 2003 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.

     The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Partnership		Predecessor
		Period From	Period From
		November 6,	January 1,
	Year Ended	2002	2002
	December	Through	Through
	31,	December 31,	November 5,	Year Ended December 31,
	2003	2002	2002	2001	2000	1999
	(In Thousands)
Income Statement Date:
Revenues	$192,731	$33,746	$116,160	$163,118	$199,813	$172,895
Cost of product sold	150,767	26,436	84,072	119,767	150,063	129,934
Operating expenses	20,600	3,056	16,654	20,472	25,993	22,557
Selling, general, and administrative	6,101	857	5,767	7,513	7,880	8,747
Depreciation and amortization	4,765	747	3,741	4,122	6,413	6,914

Total costs and expenses	182,233	31,096	110,234	151,874	190,349	168,152

Operating Income	10,498	2,650	5,926	11,244	9,464	4,743
Equity in earnings of unconsolidated entities	2,801	599	2,565	1,477	192	(110)
Interest Expense	(2,001)	(345)	(3,283)	(5,390)	(7,949)	(7,049)
Gain on involuntary conversion of assets	589	—	—	—	—	—
Other, net	94	5	42	82	70	296

Income (loss) before income taxes	11,981	2,909	5,250	7,413	1,777	(2,120)
Income taxes	—	—	1,959	2,735	847	(501)

Net income (loss)	$11,981	$2,909	$3,291	$4,678	$930	$(1,619)

Net income per limited partner unit	$1.64	$.40
Weighted average limited partner units	7,153,362	7,153,362
Balance Sheet Data (at Period End)
Total assets	$139,685	$100,455		$88,953	$102,384	$123,275
Due to affiliates	560	—		36,796	39,096	54,317
Long-term debt	67,000	35,000		7,845	10,691	24,274
Partner’s capital (owner’s equity)	45,892	47,106		18,758	14,080	13,150
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$10,273	$4,824	$316	$11,144	$1,621	$6,537
Investing activities	(27,621)	(2,116)	(1,962)	(6,809)	(3,084)	(14,952)
Financing activities	17,884	(6,287)	6,897	(4,400)	1,421	7,947
Other Financial Data:
Maintenance capital expenditures	2,773	157	394	2,465	1,934	3,479
Expansion capital expenditures	29,159	2,850	1,909	3,764	2,010	11,652

Total capital expenditures	$31,932	$3,007	$2,303	$6,229	$3,944	$15,131

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     References in this annual report to “we,” “ours,” “us” or like terms when used in a historical context refer to the assets and operations of Martin Resource Management’s business contributed to us in connection with our initial public offering on November 6, 2002. References in this annual report to “Martin Resource Management” refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and combined financial statements and the notes thereto included elsewhere in this annual report. For more detailed information regarding the basis for presentation for the following information, you should read the notes to the consolidated and combined financial statements included elsewhere in this annual report.

Forward-Looking Statements

     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this annual report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

     These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risks Related to our Business” below and elsewhere in this annual report.

Overview

     We are a Delaware limited partnership formed by Martin Resource Management to receive the transfer of substantially all of the assets, liabilities and operations of Martin Resource Management related to the four lines of business in which we operate. We provide marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

     In connection with the November 6, 2002 closing of our initial public offering of common units representing limited partner interests, Martin Resource Management and certain of its subsidiaries conveyed to us certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of Martin Resource Management, (ii) incentive distribution rights granted by us, and (iii) 4,253,362 subordinated units in us. The historical combined financial statements of Martin Midstream Partners Predecessor included in this annual report reflect the financial condition and results of operations of the assets and operations contributed to us in November 2002. The operations that were contributed to us relate to four primary lines of business: (1) marine transportation of hydrocarbon products and by-products; (2) terminalling of hydrocarbon products and by-products; (3) LPG distribution; and (4) fertilizer manufacturing.

     We analyze and report our results of operations on a segment basis. Our four operating segments are as follows:

•	marine transportation services for hydrocarbon products and by-products;

•	terminalling of hydrocarbon products and by-products;

•	distribution of LPGs; and

•	manufacturing and marketing fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

     In November 2000, Martin Resource Management and CF Industries, Inc. formed CF Martin Sulphur, L.P. CF Martin Sulphur, L.P. collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, Martin Resource Management operated this molten sulfur business as part of its LPG distribution business which was recently contributed to us in connection with our formation. We have an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. We account for this interest in CF Martin Sulphur, L.P. using the equity method since we do not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur, L.P. in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.

     Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur, L.P. on our balance sheet. Instead, we carry our book investment as a single amount within the “other assets” caption on our balance sheet. We have not guaranteed the repayment of any debt of CF Martin Sulphur, L.P. and we should not otherwise be required to repay any obligations of CF Martin Sulphur, L.P. if it defaults on any such obligations.

     Our operations were part of a taxable consolidated group prior to November 6, 2002. Therefore, for all periods prior to November 6, 2002, our consolidated and combined financial statements include the effects of applicable income taxes in order to comply with generally accepted accounting principles. Subsequent to November 6, 2002, we have not been subject to federal or state income taxes as a result of our partnership structure. Therefore, our results of operations subsequent to November 6, 2002 do not include the effects of any income taxes.

     The results of operations for the years ended December 31, 2001 have been derived from the combined financial statements of Martin Midstream Partners Predecessor. The combined results of operations for the year ended December 31, 2002 have been derived from the combined financial statements of Martin Midstream Partners Predecessor for the period from January 1, 2002 through November 5, 2002 and the consolidated financial statements of Martin Midstream Partners, L.P. for the period from November 6, 2002 through December 31, 2002. The results of operations for the year ended December 31, 2003 have been derived from the consolidated and combined financial statements of Martin Midstream Partners L.P.

   Recent Developments and Subsequent Events

     In December 2003, we completed the acquisition of certain assets associated with Tesoro Marine’s shore based marine activities for $25.0 million plus approximately $1.8 million for Tesoro Marine’s lubricant inventories. The assets we acquired included 13 marine terminals and one inland terminal located along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, nine inland tank barges and four inland pushboats, and Tesoro Marine’s lubricant distribution and marketing business. We financed this acquisition through borrowings under our revolving credit facility. Tesoro Marine Services, L.L.C. is a subsidiary of Tesoro Petroleum Corporation, a refiner and marketer of petroleum products.

     In December 2003, in a parallel transaction, Midstream Fuel Service LLC, a wholly owned subsidiary of Martin Resource Management, the owner of our general partner, completed its acquisition of Tesoro Marine’s fuel oil distribution business for $2.0 million plus approximately $4.8 million for Tesoro Marine’s diesel fuel inventories. Midstream Fuel, rather than us, acquired these assets from Tesoro Marine because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to publicly traded limited partnerships. However, following the closing of the marine asset acquisition and the fuel oil distribution acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

     In October 2003, we acquired a marine terminal located on the Ouachita River in southern Arkansas from Cross Oil Refining & Marketing, Inc. for $2.0 million. At the same time, we entered into a five year terminalling agreement with Cross, with two five year renewal terms, whereby Cross has the right to use the acquired terminal for the storage of crude oil and/or finished oil products. We also entered into a five year marine transportation agreement with Cross, with two five year renewal terms, whereby we agreed to provide two inland tank barges on a full time basis for the marine transportation of crude oil and finished oil products owned by Cross or owned by others that are in transit to Cross’s refinery located in southern Arkansas.

     In October 2003, in another separate transaction, we purchased an inland pushboat and two inland tank barges from a third party for $1.0 million. We use these vessels to transport crude oil pursuant to the marine transportation agreement with Cross.

     In May, 2003, we experienced a casualty loss caused by a lightening strike at our Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect our operating results during the second or third quarters of 2003. During the fourth quarter of 2003, we recorded a gain of $0.6 million related to this involuntary conversion of assets.

     In December 2003, we amended our credit agreement and increased our existing credit facility from a total of $60.0 million to $80.0 million. Our term loan remained at $25.0 million and our revolving credit facility increased from $35.0 million to $55.0 million. Our expanded revolving credit facility provides for a $30.0 million acquisition line and a $25.0 million working capital facility. We financed the Tesoro Marine asset acquisition through borrowings under our revolving credit facility. We used the net proceeds of this offering to repay a portion of the borrowings outstanding under our revolving credit facility.

     On January 19, 2004, we declared a cash distribution of $0.525 per unit, payable on February 13, 2004 to common and subordinated unitholders of record as of the close of business on January 30, 2004. This distribution reflects an increase of $0.025 per unit over the quarterly distributions we previously paid and is based on our current operating performance and the current general economic, industry and market conditions impacting us.

     Public Offering. In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.3 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 23, 2004, we had $35.0 million of outstanding indebtedness, consistency of outstanding borrowings of $25.0 million under our term loan and $10.0 million under our revolving credit facility.

   Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and combined financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our consolidated and combined financial statements most significantly.

     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Combined Condensed Financial Statements contained in this annual report on Form 10-K. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

     Product Exchanges. We enter into product exchange agreements with third parties whereby we agree to exchange LPGs with third parties. We record the balance of LPGs due to other companies under these agreements at quoted market product prices and the balance of LPGs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

     Revenue Recognition. For our marine transportation segment, we recognize revenue for contracted trips upon completion of the trips. For time charters, we recognize revenue based on the daily rate. For our terminalling segment, we recognize revenue monthly for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, we recognize revenue based on the volume moved through our terminals at the contracted rate. For our LPG distribution segment, we recognize revenue for product delivered by truck upon the delivery of LPGs to our customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize revenue when the customer receives the product from either the storage facility or pipeline. For our fertilizer segment, we recognize revenue when the customer takes title to the product, either at our plant or the customer’s facility.

     Equity Method Investment. We use the equity method of accounting for our interest in CF Martin Sulphur, L.P. because we only own an unconsolidated non-controlling 49.5% limited partner interest in this entity. In accordance with FASB’s Emerging Issues Task Force (EITF) Issue 89-7, Exchange of Assets or Interest in a Subsidiary for a Non-Controlling Equity Interest in a New Entity, we did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur, L.P. because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur, L.P. and our relationship to Martin Resource Management, which guarantees the debt of this entity.

     As a result of the non-recognition of this gain, the amount we initially recorded as an investment in CF Martin Sulphur, L.P. on our balance sheet is less than the amount of our underlying equity in this entity as recorded on the books of CF Martin Sulphur, L.P. We are amortizing such excess amount over 20 years, the expected life of the net assets contributed to this entity, as additional equity in earnings of CF Martin Sulphur, L.P. in our statements of operations.

     Goodwill. We adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 discontinues goodwill amortization over its estimated useful life; rather goodwill is subject to a fair-value based impairment test in the year of adoption and on an annual basis.

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Partnership to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Partnership was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Partnership was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. The Partnership was also required to perform additional “annual” tests during 2002 and 2003. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Partnership performed the initial test in the second quarter of 2002 and the annual tests in the third quarter of 2002 and 2003 with no indication of impairment.

     The amount of our unamortized goodwill as of December 31, 2001 was $2.9 million. We performed the initial and annual impairment tests required by SFAS No. 142 as of January 1, 2002, September 30, 2002 and September 30, 2003, respectively. In performing such tests, we determined we had three “reporting units” which contained goodwill. These reporting units were three of our reporting segments: marine transportation, LPG distribution and fertilizer.

     For each period, we performed the first step under SFAS No. 142, which is to compare the fair value of each reporting unit to the related carrying amount (including amounts for goodwill) in the consolidated and combined financial statements. We determined fair value in each reporting unit based on a multiple of current annual cash flows. We determined such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions.

     For all three reporting units and all test dates, the fair value exceeded the carrying amount of the reporting units, indicating no impairment of goodwill.

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

     Allowance for Doubtful Accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debts to reduce the related receivable to the amount we ultimately expect to collect from customers.

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

•	We provide marine transportation services to Martin Resource Management under a marine transportation agreement on a spot-contract basis. We charge fees to Martin Resource Management under this agreement based on applicable market rates. Additionally, under this agreement, Martin Resource Management has agreed, for a three year period beginning November 1, 2002, to use four of our vessels in a manner such that we receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

•	Martin Resource Management leases one of our tanks at our Tampa terminal under a terminal services agreement. The tank lease fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

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

•	Martin Resource Management transports LPG shipments and other liquid products under a motor carrier agreement. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. Shipping rates may be adjusted in accordance with a price index.

•	We lease 120 million gallons of underground storage capacity in Arcadia, Louisiana from Martin Resource Management under an underground storage agreement. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	We purchase sulfuric acid and marine fuel on a spot-contract basis at a set margin over Martin Resource Management’s cost under product supply agreements.

•	We use Martin Resource Management’s Mont Belvieu truck loading and unloading terminal and pipeline distribution system under a throughput agreement. Our throughput fees were fixed for the first year of the agreement and are adjusted on an annual basis in accordance with a price index.

     With the exception of marine transportation services, which we provide to Martin Resource Management at applicable market rates, the pricing and rates of all of these agreements were based on the same prices and rates in place immediately prior to our initial public offering.

     We entered into additional agreements with Martin Resource Management in connection with the closing of the Tesoro Marine asset acquisition whereby:

•	We provide terminalling services to Martin Resource Management under a terminal services agreement. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	We provide marine transportation services to Martin Resource Management under a transportation services agreement. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Martin Resource Management provides terminal services to us under a lubricants and drilling fluids terminal services agreement. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. We have agreed to a minimum annual total handling quantity and commission, as a result of which, at the first year fee rate, we will pay Martin Resource Management a minimum of $0.5 million. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of then-applicable term.

     Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement, which was entered into on November 1, 2002. We are required to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Under the omnibus agreement, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us was capped at $1.0 million during the first year of the agreement. For the year ending October 31, 2004, the cap has been increased to $2.0 million. In each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

   Our Relationship with CF Martin Sulphur, L.P.

     We are both an important supplier to and customer of CF Martin Sulphur, L.P. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur, L.P. for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur, L.P. upon 90 days notice. CF Martin Sulphur, L.P. paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur, L.P. terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur, L.P. for a portion of such reconfiguration costs. As of December 31, 2003, our aggregate reimbursement liability would have been approximately $2.0 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

     We did not have significant revenues from CF Martin Sulphur, L.P. prior to 2002.

     In addition, we purchase all our sulfur from CF Martin Sulphur, L.P. at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

     We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Martin Sulphur, L.P. is managed by its general partner, jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement. Please read “Item 1. Business — CF Martin Sulphur, L.P.”

Results of Operations

     The results of operations for the year ended December 31, 2001 have been derived from the consolidated and combined financial statements of Martin Midstream Partners Predecessor. The combined results of operations for the year ended December 31, 2002 have been derived from the combined financial statements of Martin Midstream Partners Predecessor for the period from January 1, 2002 through November 5, 2002 and the consolidated financial statements of Martin Midstream Partners, L.P. for the period from November 6, 2002 through December 31, 2002. The results of operations for the year ended December 31, 2003 have been derived from the consolidated financial statements of Martin Midstream Partners L.P.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues:
Marine transportation	$26,342	$24,440	$28,637
Terminalling	6,921	5,158	4,368
Product sales:
LPG distribution	133,038	92,408	98,615
Fertilizer	26,296	27,900	31,498
Terminalling	134	—	—

	159,468	120,308	130,113

Total revenues	192,731	149,906	163,118

Costs and expenses:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cost of products sold:
LPG distribution	128,055	87,190	93,664
Fertilizer	22,605	23,318	26,103
Terminalling	107	—	—

	150,767	110,508	119,767
Expenses:
Operating expenses	20,600	19,710	20,472
Selling, general and administrative	6,101	6,624	7,513
Depreciation and amortization	4,765	4,488	4,122

Total costs and expenses	182,233	141,330	151,874

Operating income	10,498	8,576	11,244

Other income (expense):
Equity in earnings of unconsolidated entities	2,801	3,164	1,477
Interest expense	(2,001)	(3,628)	(5,390)
Gain on involuntary conversion of assets	589	—	—
Other, net	94	47	82

Total other income (expense)	1,483	(417)	(3,831)

Income before income taxes	$11,981	$8,159	$7,413

     Prior to November 6, 2002, our combined financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we are not subject to income taxes due to our partnership structure. Therefore, we believe a more meaningful comparison of the results of our operations is income before income taxes.

     Our effective income tax rates for the period from January 1, 2002 through November 5, 2002 and the year ended December 31, 2001 were 37% for both periods. Our effective income tax rates for the periods we were taxable differed from the federal tax rate of 34% primarily as a result of state income taxes and the non-deductibility of certain goodwill amortization for book purposes. Beginning November 6, 2002, we have not been subject to federal income tax due to our partnership structure.

     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the years ended December 31, 2003, 2002, and 2001.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Operating income (loss):
Marine transportation	$4,693	$3,858	$7,787
Terminalling	3,818	2,328	1,750
LPG distribution	2,456	2,237	1,064
Fertilizer	1,219	1,164	1,402
Indirect selling, general, and administrative expenses	(1,688)	(1,011)	(759)

Operating income	$10,498	$8,576	$11,244

Equity in earnings of unconsolidated entities	$2,801	$3,164	$1,477

     Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, income tax expenses, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

   Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Our total revenues were $192.7 million in 2003 compared to $149.9 million in 2002, an increase of $42.8 million, or 29%. Our cost of products sold was $150.8 million in 2003 compared to $110.5 million in 2002, a increase of $40.3 million, or 36%. Our total operating expenses were $20.6 million in 2003 compared to $19.7 million in 2002, an increase of $0.9 million, or 5%.

     Our total selling, general and administrative expenses were $6.1 million in 2003 compared to $6.6 million in 2002, a decrease of $0.5 million, or 8%. Depreciation and amortization was $4.8 million in 2003 compared to $4.5 million in 2002, an increase of $0.3 million, or 6%. Our operating income was $10.5 million in 2003 compared to $8.6 million in 2002, an increase of $1.9 million, or 22%.

     These results of operations are discussed in greater detail on a segment basis below.

   Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues	$26,342	$24,440
Operating expenses	18,135	17,201

Operating margin	8,207	7,239
Selling, general and administrative expenses	305	524
Depreciation and amortization	3,209	2,857

Operating income	$4,693	$3,858

     Revenues. Our marine transportation revenues increased $1.9 million, or 8%, in 2003 compared to 2002. Approximately $0.5 million of this increase was due to two offshore barge units that were fully utilized in 2003. These units were in the shipyard in the first quarter of 2002. One of the offshore barge units was in the shipyard during 2002 while being converted from fuel oil service to sulfur service. This unit is currently fully utilized under a term contract with CF Martin Sulphur. The other offshore barge unit was in the shipyard during the first quarter of 2002 for routine repairs and maintenance. We also experienced an increase in revenues of $1.1 million as a result of increased daily rates realized by our inland barge fleet as there was increased demand by industrial users of fuel oil as this product was an economic substitute for higher cost natural gas. Finally, our marine acquisitions, which occurred in the fourth quarter of 2003, generated $0.3 million of additional inland revenue.

     Operating expenses. Operating expenses increased $0.9 million, or 5% in 2003 compared to 2002. Reduced maintenance and lease expenses of $1.4 million were more than offset by increases in salaries, benefits, fuel, supplies and other operating expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 42% in 2003 compared to 2002.

     Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 12% in 2003 compared to 2002. This increase was due primarily to depreciation of maintenance capital expenditures made during 2002.

     In summary, our marine transportation operating income increased $0.8 million, or 22%, in 2003 compared to 2002.

   Terminalling Business

     The following table summarizes our results of operations in our terminalling segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues:
Services	$6,921	$5,158
Products	134	—

Total Revenues	7,055	5,158

Cost of products sold	107	—
Operating expenses	1,413	1,181

Operating margin	5,535	3,977
Selling, general and administrative expenses	1,180	1,266
Depreciation and amortization	537	383

Operating income	$3,818	$2,328

     Revenues. Our terminalling revenues increased $1.9 million, or 37%, in 2003 compared to 2002. This increase was due primarily to additional revenue generated by our two newly constructed asphalt tanks that were put into service in May, 2002 and an increase in rates for certain terminalling contracts at our Tampa terminal. Additionally, the Tesoro Marine asset acquisition, which occurred in late December, 2003, generated service revenues of $0.2 million and product sales, which consisted primarily of lubricants, of $0.1 million.

     Cost of products sold. Our cost of products sold was $0.1 million for 2003, which approximated our product sales.

     Operating expenses. Our operating expenses increased $0.2 million, or 20%, in 2003 compared to 2002. This increase was due primarily to increased gas utility expense.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 7%, in 2003 compared to 2002.

     Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 40%, in 2003 compared to 2002.

     In summary, our terminalling operating income increased $1.5 million, or 64% in 2003 compared to 2002.

   LPG Distribution Business

     The following table summarizes our results of operations in our LPG distribution segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues	$133,038	$92,408
Cost of products sold	128,055	87,189
Operating expenses	1,052	1,307

Operating margin	3,931	3,912
Selling, general and administrative expenses	1,362	1,365
Depreciation and amortization	113	310

Operating income	$2,456	$2,237

LPG Volumes (gallons)	192,478	179,508

     Revenues. Our LPG distribution revenues increased $40.6 million, or 44% in 2003 compared to 2002. This increase was due to both volume and price increases. Our volume for the year ended December 31, 2003 was 7% greater than 2002. The average sales price per gallon was 34% greater for 2003 compared to 2002. The increase in both volume and price was a result of an industry-wide increase in demand for LPGs during the first quarter of 2003 compared to the first quarter of 2002 because of colder temperatures during the first quarter of 2003. This increased price generally maintained itself throughout 2003.

     Cost of products sold. Our cost of products sold increased $40.9 million, or 47%, in 2003 compared to 2002 which approximated our increase in sales. Our LPG cost per gallon increased approximately 37% due to colder temperatures, which resulted in an industry-wide increase in demand for LPGs in the first quarter of 2003 compared to the first quarter of 2002.

     Operating expenses. Operating expenses decreased $0.3 million, or 20% in 2003 compared to 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both years.

     Depreciation and amortization. Depreciation and amortization was decreased $0.2 million or 64%, in 2003 compared to 2002.

     In summary, our LPG distribution operating income increased $0.2 million, or 10%, in 2003 compared to 2002.

   Fertilizer Business

     The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues	$26,296	$27,900
Cost of products sold and Operating expenses	22,605	23,324

Operating margin	3,691	4,576
Selling, general and administrative expenses	1,566	2,474
Depreciation and amortization	906	938

Operating income	$1,219	$1,164

Fertilizer Volumes (tons)	144.9	158.1

     Revenues. Our fertilizer business revenues decreased $1.6 million, or 6%, in 2003 compared to 2002. Our sales volume declined 8% for the year ended December 31, 2003. Volume decrease was the result of the loss of an industrial customer and adverse weather conditions in one of our marketing regions. Offsetting this decrease was a 3% increase in the average selling price per ton in 2003 compared to 2002.

     Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $0.7 million, or 3%, in 2003 compared to 2002. In 2003, we experienced increased costs of raw materials, some of which we were not able to pass on to our customers.

     Selling, general and administrative expenses. Selling, general, and administrative expenses decreased $0.9 million, or 37%, in 2003 compared to 2002. This decrease was primarily due to a reduction in personnel and a reduction in advertising on lawn and garden products.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both years.

     In summary, our fertilizer operating income increased $0.1 million, or 5%, in 2003 compared to 2002.

   Statement of Operations Items as a Percentage of Revenues.

     In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2003 and December 31, 2002. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues	100%	100%
Cost of products sold	78%	74%
Operating expenses	11%	13%
Selling, general and administrative expenses	3%	4%
Depreciation and amortization	2%	3%

   Equity in Earnings of Unconsolidated Entities

     Prior to November 6, 2002, equity in earnings of unconsolidated entities primarily related to our 49.5% unconsolidated non-controlling limited partner interest in CF Martin Sulphur, L.P. but also included a 50% interest in a sulfur fungicide joint venture. Subsequent to November 6, 2002, this line item includes the CF Martin Sulphur, L.P. investment only, as the interest in the fungicide joint venture was retained by Martin Resource Management.

     Equity in earnings of unconsolidated entities for 2003 of $2.8 million decreased by $0.4 million, or 11%, compared to 2002. This decrease was a result of reduced volume of products handled during 2003 compared to 2002. Prior to our initial public offering, we held a 50% interest in a sulfur fungicide joint venture which had a $0.2 million loss for 2002. This joint venture interest was retained by Martin Resource Management following our initial public offering. This increase was more than offset by a decrease in equity in earnings from CF Martin Sulphur, L.P. of $0.6 million. For the year ended December 31, 2003, we received cash distributions from CF Martin Sulphur, L.P. of $3.6 million. For the same period in 2002, we received cash distributions of $0.9 million. Equity in earnings of CF Martin Sulphur, L.P. includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million for both years.

   Interest Expense

     Our interest expense for all operations was $2.0 million for 2003 compared to $3.6 million for 2002, a decrease of $1.6 million, or 45%. This decrease was primarily due to lower interest rates on our variable rate debt in 2003 compared to 2002.

   Indirect Selling, General and Administrative Expenses

     Indirect selling, general and administrative expense was $1.7 million for 2003 compared to $1.0 million for 2002, an increase of $0.7 million or 67%. This increase was primarily due to higher legal fees, accounting fees and other costs associated being a public company.

     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the part or in the future, is or will be the most accurate or appropriate method of allocation of these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

   Year Ended December 31, 2002 compared to Year Ended December 31, 2001

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

   Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2002	2001
	(In thousands)
Revenues	$24,440	$28,637
Operating expenses	17,201	17,845

Operating margin	7,239	10,792
Selling, general and administrative expenses	524	505
Depreciation and amortization	2,857	2,500

Operating income	$3,858	$7,787

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

   Terminalling Business

     The following table summarizes our results of operations in our terminalling segment.

	Years Ended December 31,
	2002	2001
	(In thousands)
Revenues	$5,158	$4,368
Operating expenses	1,181	1,075

Operating margin	3,977	3,293
Selling, general and administrative expenses	1,266	1,277
Depreciation and amortization	383	266

Operating income	$2,328	$1,750

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

   LPG Distribution Business

     The following table summarizes our results of operations in our LPG distribution segment.

	Years Ended December 31,
	2002	2001
	(In thousands)
Revenues	$92,408	$98,615
Cost of products sold	87,189	93,664
Operating expenses	1,307	1,538

Operating margin	3,912	3,413
Selling, general and administrative expenses	1,365	1,963
Depreciation and amortization	310	386

Operating income	$2,237	$1,064

LPG Volumes (gallons)	179,508	163,518

     Revenues. Our LPG distribution revenues decreased $6.2 million, or 6% in 2002 compared to 2001. This decrease was primarily due to decreases in LPG sales prices. Our average LPG sales price, on a per gallon basis, was 15% lower in 2002 compared to 2001. This decrease in price primarily resulted from an industry-wide decrease in the demand for LPG’s during the winter of 2001/2002 compared to the winter of 2000/2001 because of colder than normal temperature during the first quarter of 2001. This decrease was offset by an industry wide increase in the demand for LPG’s during the winter of 2002/2003 compared to the winter of 2001/2002 because of colder than normal temperatures during the fourth quarter of 2002. Our LPG sales volume increased 10% in 2002 compared to 2001.

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

   Fertilizer Business

     The following table summarizes our results of operation in our fertilizer segment.

	Years Ended December 31,
	2002	2001
	(In thousands)
Revenues	$27,900	$31,498
Cost of products sold and Operating expenses	23,324	26,117

Operating margin	4,576	5,381
Selling, general and administrative expenses	2,474	3,009
Depreciation and amortization	938	970

Operating income	$1,164	$1,402

Fertilizer Volumes (tons)	158.1	161.6

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

     Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $2.8 million, or 11%, in 2002 compared to 2001. As mentioned, our sales volume decreased 2% and we also sold a higher proportion of lower-priced products in 2002 compared to 2001. Consequently, we purchased less higher- priced raw materials for our premium products in 2002. Therefore, our average raw material cost, on a per ton basis, was lower in 2002 compared to 2001.

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

	Years Ended December 31,
	2002	2001
	(In thousands)
Revenues	100%	100%
Cost of products sold	74%	73%
Operating expenses	13%	13%
Selling, general and administrative expenses	4%	5%
Depreciation and amortization	3%	3%

   Equity in Earnings of Unconsolidated Entities

     Prior to November 6, 2002, equity in earnings of unconsolidated entities primarily related to our 49.5% non-controlling limited partner interest in CF Martin Sulphur, L.P. but also included a 50% interest in a sulfur fungicide joint venture. Subsequent to November 6, 2002, this line item includes the CF Martin Sulphur, L.P. investment only as the interest in the fungicide joint venture was retained by Martin Resource Management.

     Equity in earnings of unconsolidated entities in 2002 increased $1.7 million, or 114%, compared to 2001, due to the improved operating results of CF Martin Sulphur, L.P. CF Martin Sulphur, L.P.’s average margin of products sold during 2002 increased approximately 40% when compared to its average margin during 2001. Additionally, CF Martin Sulphur, L.P. sold 1.1 million tons in 2002 compared to 0.9 million tons in 2001, an increase of 19%. This increase was primarily due to the new tug/barge tanker unit we chartered to CF Martin Sulphur, L.P. which was put into service in February 2002. In 2002, we received cash distributions of $0.9 million from CF Martin Sulphur, L.P. In 2001, we received cash distributions of $0.4 million from CF Martin Sulphur, L.P. Equity in earnings of CF Martin Sulphur, L.P. includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million for both years.

   Interest Expense

     Our interest expense for all operations was $3.6 million for 2002 compared to $5.4 million for 2001, a decrease of $1.8 million, or 33%. This decrease was primarily due to lower interest rates on our variable rate debt in 2002 compared to 2001.

   Indirect Selling, General and Administrative Expenses

     Indirect selling, general and administrative expense was $1.0 million for 2002 compared to $0.8 million for 2001, an increase of $0.2 million or 33%. This increase was primarily due to higher legal fees, accounting fees and other costs associated with public company filings.

     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, engineering, information technology and risk management. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the part or in the future, is or will be the most accurate or appropriate method of allocation of these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

Liquidity and Capital Resources

   Cash Flows and Capital Expenditures

     In 2003, cash increased $0.5 million as a result of $10.3 million provided by operating activities, $27.6 million used in investing activities and $17.9 million provided by financing activities. In 2002, cash increased $1.7 million as a result of $5.1 million provided by operating activities, $4.1 million used in investing activities and $0.6 million provided by financing activities. In 2001, cash decreased $0.1 million as a result of $11.1 million provided by operating activities, $6.8 million used in investing activities and $4.4 million used in financing activities.

     For the periods presented, our investing activities consisted primarily of capital expenditures. Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:

•	maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

•	expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing marine transportation, terminalling, storage and manufacturing facilities, and to construct new plants, storage facilities, terminalling facilities and new marine transportation assets.

     In 2003, our investing activities consisted of cash paid for acquisitions, cash distributions received from an unconsolidated partnership and insurance proceeds from a casualty loss at one of our fertilizer facilities.

     In 2002, our investing activities consisted primarily of payments for property plant and equipment and cash distributions received from an unconsolidated partnership.

     In 2001, our investing activities consisted of payments for property plant and equipment, capital investment in unconsolidated joint venture, payment of costs associated with the formation of unconsolidated partnership, and cash distributions received from an unconsolidated partnership.

     For 2003, 2002 and 2001 our capital expenditures for property and equipment were $31.9 million, $5.3 million and $6.2 million, respectively.

     As to each period:

•	In 2003, we spent $29.2 million for expansion and $2.8 million for maintenance. Our expansion capital expenditures were made in connection with the Tesoro Marine and Cross acquisitions, as well as the acquisition of an inland pushboat and two inland tank barges. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry docking of our vessels. We received $0.7 million from insurance proceeds relating to a fire loss, offsetting a portion of our maintenance capital expenditures.

•	In 2002, we spent $4.8 million for expansion and $0.6 million for maintenance. Our expansion capital expenditures were primarily made for the construction of two new asphalt tanks and the purchase of two inland barges that were previously, operated under an operating lease agreement. Our maintenance capital expenditures were primarily made in our marine transportation business for routine dockings of our vessels pursuant to United States Coast Guard requirements.

•	In 2001, we spent $3.8 million for expansion and $2.5 million for maintenance. Our expansion capital expenditures were primarily made for the conversion of an inland tug barge unit to equip it to carry asphalt, the construction of two new asphalt tanks and the addition of a new fertilizer line at one of our plants. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry dockings of our vessels.

          In 2003, our financing activities consisted of borrowings on our credit facilities, payments of debt issuance costs and cash distributions paid to unitholders. Borrowings of $30.0 million from our revolving credit facility were used to acquire assets of Tesoro Petroleum, Cross Oil and marine assets from a third party. Cash distributions of $13.2 million were paid to our common and subordinated unitholders.

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

          In 2001, financing activities consisted of payments of long term debt to financial lenders and net borrowings from or payments to affiliates pursuant to inter-company loans. In 2001, we were able to finance our capital expenditures with operating cash flow and then make net repayments of $4.4 million.

          In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.3 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 23, 2004 we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $10.0 million under our revolving credit facility.

     Capital Resources

          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations, borrowings under our revolving credit facility and cash distributions received from CF Martin Sulphur, L.P. On December 22, 2003, we expanded our combined term and revolving credit facility to $80.0 million.

          In October 2003, in connection with the financing of our acquisition from Cross of a marine terminal and our acquisition of vessels from a third party, indebtedness under our revolving credit facility increased by $3.0 million and in December 2003, in connection with the financing of the Tesoro Marine asset acquisition, indebtedness under our revolving credit facility increased by an additional $27.0 million.

          As of December 31, 2003, we had $67.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $42.0 million under our $55.0 million revolving credit facility. In February 2004, we used the net proceeds from our public offering of 1,322,500 common units to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 23, 2004, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $10.0 million under our revolving credit facility.

          We believe that cash generated from operations and our borrowing capacity under our revolving credit facility, as well as cash distributed to us from CF Martin Sulphur, L.P., will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for 2004. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Related to Our Business” below for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of December 31, 2003, is as follows (dollars in thousands):

	Payment due by period
	Total	Due in	Due in	Due in	Due
Type of Obligation	Obligation	2004	2005-2006	2007-2008	Thereafter
Long-term debt:
Working capital sub facility	$12,000	$—	$12,000	$—	$—
Acquisition sub facility (1)	30,000	—	30,000	—	—
Term loan facility	25,000	—	25,000	—	—
Capital leases	—	—	—	—	—
Operating leases	4,355	1,337	2,290	686	42
Purchase obligations	—	—	—	—	—
Interest expense:
Working capital sub facility	828	445	383	—	—
Acquisition sub facility (1)	1,904	1,023	881	—	—
Term loan facility	1,615	868	747	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$75,702	$3,673	$71,301	$686	$42

(1) Following our public offering in February 2004, we paid down $30.0 million under our acquisition sub facility. As of March 23, 2004, we had no outstanding acquisition debt.

          We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

          No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

     Description of Our Credit Facility

          In connection with the Tesoro Marine asset acquisition, we entered into an amendment to our syndicated credit agreement led by Royal Bank of Canada, as administrative agent, lead arranger and book runner, and our existing credit facility was increased from a total of $60.0 million to $80.0 million. Our credit facility now consists of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility is comprised of (i) a $25.0 million working capital sub facility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million sub facility that may be used to finance permitted acquisitions and capital expenditures. As of December 31, 2003, we had $0.0 million available for expansion and acquisition activities under our revolving credit facility. In February 2004, we used the proceeds from our public offering of 1,322,500 common units to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 23, 2004, we had $35.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $10.0 million under our revolving credit facility, and as of such date have $30.0 million available for expansion and acquisition activities.

          Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. We incur a commitment fee on the unused portions of the revolving credit facility.

          In addition, the credit agreement contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

          The credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $40.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition sub facility of not less than 1.5 to 1.0 until the date that is one year after the closing of the Tesoro Marine asset acquisition and not less than 1.75 to 1.0 thereafter. We were in compliance with our debt covenants for the period November 6, 2002 through December 31, 2002, as of December 31, 2002, for the year ended December 31, 2003 and as of December 31, 2003.

          The amount we are able to borrow under the working capital sub facility is based on a formula. Under this formula, our borrowing base under the sub facility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base will be reduced by $375,000 per quarter during the entire three year term of our revolving credit facility. This quarterly reduction may decrease the amount we may borrow under the working capital sub facility and could result in quarterly mandatory prepayments to the extent that borrowings under this sub facility exceed the revised borrowing base.

          Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the credit agreement requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 4, 2005. The credit agreement contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

Seasonality

          A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our marine transportation and terminalling businesses and the molten sulfur business of CF Martin Sulphur, L.P. are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our marine transportation and terminalling businesses and our unconsolidated non-controlling interest in CF Martin Sulphur, L.P. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

Impact of Inflation

          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2003, 2002 and 2001. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 1999, 2000, 2001, 2002 or 2003. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

•	certain potential environmental liabilities associated with the assets it contributed to us relating to events or conditions that occurred or existed before the closing of our initial public offering, and

•	any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur, L.P. in November 2000.

Recent Accounting Pronouncements

          In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We adopted SFAS No. 143 on January 1, 2003 with no material impact on our financial condition or results of operations.

Risks Related to Our Business

          Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this annual report on Form 10-K, including our consolidated and combined financial statements and the related notes. Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner’s expenses to enable us to pay the minimum quarterly distribution each quarter.

          On a pro forma basis for 2002, determined by reference to the historical combined results of operations for Martin Midstream Partners Predecessor and applying pro forma adjustments to the historical results of operations of Martin Midstream Partners Predecessor to give effect to the transactions that occurred in connection with our initial public offering in November 2002, our available cash from operating surplus would have been insufficient in 2002 to pay the minimum quarterly distribution on all our units. We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner’s expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the costs of acquisitions, if any;

•	the prices of hydrocarbon products and by-products;

•	fluctuations in our working capital;

•	the level of capital expenditures we make;

•	restrictions contained in our debt instruments and our debt service requirements;

•	our ability to make working capital borrowings under our revolving credit facility; and

•	the amount, if any, of cash reserves established by our general partner in its discretion.

          You should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash available for distribution to our unitholders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Adverse weather conditions could reduce our results of operations and ability to make distributions to our unitholders.

          Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, pushboats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our terminalling segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.

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

          We receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Industries owns the remaining 49.5% limited partner interest. We have virtually no rights or control over the operations or management of cash generated by this entity. CF Martin Sulphur, L.P. is managed by its general partner, which is owned equally by CF Industries and Martin Resource Management. Deadlocks between CF Industries and Martin Resource Management over issues relating to the operation of CF Martin Sulphur, L.P. could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

          Additionally, the partnership agreement for CF Martin Sulphur, L.P. requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we are substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of CF Martin Sulphur, L.P. does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and Martin Resource Management or for any other reason, including operating difficulties or if CF Martin Sulphur, L.P. is unable to meet its debt service obligations, our cash flow and quarterly distributions would be reduced significantly.

We may have to sell our interest, or buy the other partnership interests in CF Martin Sulphur, L.P. at a time when it may not be in our best interest to do so.

          The CF Martin Sulphur, L.P. partnership agreement contains a buy-sell mechanism that could be implemented by a partner under certain circumstances. As a result of this buy-sell mechanism, we could be forced to either sell our limited partner interest or buy the limited and general partner interests of CF Industries in CF Martin Sulphur, L.P. at a time when it may not be in our best interest to do so. In addition, we may not have sufficient cash or available borrowing capacity under our revolving credit facility to allow us to elect to purchase the limited and general partner interest of CF Industries, in which case we may be forced to sell our limited partner interest as a result of this buy-sell mechanism when we would otherwise prefer to keep this interest. Further, if CF Industries implements this buy-sell mechanism and we decide to use cash from operations or obtain financing to purchase CF Industries’ interest in this partnership, we may not be able to make distributions to our unitholders. Conversely, if we are required to sell our interest in this partnership, we would lose our share of distributable income from its operations, our ability to make subsequent distributions to our unitholders could be adversely affected.

If CF Martin Sulphur, L.P. issues additional partnership interests, our ownership interest in this partnership could be diluted. Consequently, our share of CF Martin Sulphur, L.P.’s distributable cash could be reduced, which could adversely affect our ability to make distributions to our unitholders.

          CF Martin Sulphur, L.P. has the ability under its partnership agreement to issue additional general and limited partner interests. If CF Martin Sulphur, L.P. issues additional interests, our ownership percentage in CF Martin Sulphur, L.P., and our share of CF Martin Sulphur, L.P.’s distributable cash, may decrease. This decrease in our ownership interest could reduce the amount of cash distributions we receive from CF Martin Sulphur, L.P. and could adversely affect our ability to make distributions to our unitholders.

If we incur material liabilities that are not fully covered by insurance, such as liabilities resulting from accidents on rivers or at sea, spills, fires or explosions, our results of operations and ability to make distributions to our unitholders could be adversely affected.

          Our operations are subject to the operating hazards and risks incidental to marine transportation, terminalling and the distribution of hydrocarbon products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:

•	accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

•	leakage of LPGs and other hydrocarbon products and by-products;

•	fires and explosions;

•	damage to transportation, terminalling and storage facilities, and surrounding properties caused by natural disasters; and

•	terrorist attacks or sabotage.

          Our insurance coverage may not be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage, including various legal proceedings and litigation resulting from these hazards and risks. If we incur material liabilities that are not covered by insurance, our operating results, cash flow and ability to make distributions to our unitholders could be adversely affected.

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

          We and our affiliates purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oil, LPGs, asphalt and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. Since the closing of the Tesoro Marine asset acquisition, we and our affiliates also distribute and market lubricants. We also generate revenues through the terminalling of certain products for third parties. The price and market value of hydrocarbon products and by-products can be volatile. Our revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Restrictions in our credit agreement may prevent us from making distributions to our unitholders.

          As of March 23, 2004, we currently have approximately $35.0 million of indebtedness outstanding, composed of $10.0 million of debt under our revolving credit facility and $25.0 million of term debt. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

If we do not have sufficient capital resources for acquisitions or opportunities for expansion, our growth will be limited.

          We intend to explore acquisition opportunities in order to expand our operations and increase our profitability. We may finance acquisitions through public and private financing, or we may use our limited partner interests for all or a portion of the consideration to be paid in acquisitions. Distributions of cash with respect to these equity securities or limited partner interests may reduce the amount of cash available for distribution to the common units. In addition, in the event our limited partner interests do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our limited partner interests as all or part of the consideration, we may be required to use our cash resources, if available, or rely on other financing arrangements to pursue acquisitions. If we use funds from operations, other cash resources or increased borrowings for an acquisition, the acquisition could adversely impact our ability to make our minimum quarterly distributions to our unitholders. Additionally, if we do not have sufficient capital resources or are not able to obtain financing on terms acceptable to us for acquisitions, our ability to implement our growth strategies may be adversely impacted.

Our recent and any future acquisitions may not be successful, may substantially increase our indebtedness and contingent liabilities, and may create integration difficulties.

          As part of our business strategy, we intend to acquire businesses or assets we believe complement our existing operations. We may not be able to successfully integrate recent or any future acquisitions into our existing operations or achieve the desired profitability from such acquisitions. These acquisitions may require substantial capital expenditures and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. Further, any acquisition could result in:

•	post-closing discovery of material undisclosed liabilities of the acquired business or assets;

•	the unexpected loss of key employees or customers from the acquired businesses;

•	difficulties resulting from our integration of the operations, systems and management of the acquired business; and

•	an unexpected diversion of our management’s attention from other operations.

          If recent or any future acquisitions are unsuccessful or result in unanticipated events or if we are unable to successfully integrate acquisitions into our existing operations, such acquisitions could adversely affect our results of operations, cash flow and ability to make distributions to our unitholders.

Demand for our terminalling services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.

          The level of offshore oil and gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

          We expect levels of offshore oil and gas exploration, development and production activity to continue to be volatile and affect demand for our terminalling services.

Our LPG and fertilizer businesses are seasonal and could cause our revenues to vary.

          The demand for LPG is highest in the winter. Therefore, revenue from our LPG distribution business is higher in the winter than in other seasons. Our fertilizer business experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these business lines may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

Our business is subject to federal, state and local laws and regulations relating to environmental, safety and other regulatory matters. The violation of or the cost of compliance with these laws and regulations could adversely affect our results of operations and ability to make distributions to our unitholders.

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

          Our success is largely dependent upon the continued services of members of the senior management team of Martin Resource Management. Those senior executive officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unitholders. Additionally, if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner, the lender under our credit facility could declare amounts outstanding thereunder immediately due and payable. If such event occurs, our results of operations and our ability to make distribution to our unitholders could be negatively impacted.

          We do not have employees. We rely solely on officers and employees of Martin Resource Management to operate and manage our business. Martin Resource Management operates businesses and conducts activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operation and ability to make distributions to our unitholders may be reduced.

Our loss of significant commercial relationships with Martin Resource Management could adversely impact our results of operations and ability to make distributions to our unitholders.

          Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide marine transportation and terminalling services to Martin Resource Management to support its businesses under various commercial contracts. The loss of Martin Resource Management as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our business would be adversely affected if operations at our transportation, terminalling and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.

          Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events;

•	environmental remediations;

•	labor difficulties; and

•	disruptions in the supply of our products to our facilities or means of transportation.

          Additionally, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants, terminals and other infrastructure facilities. Any significant interruptions at our facilities, facilities owned or operated by our suppliers or customers, or in the oil and gas industry as a whole caused by such attacks or acts could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders.

Our marine transportation business would be adversely affected if we do not satisfy the requirements of the Jones Act, or if the Jones Act were modified or eliminated.

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

Regulations affecting the domestic tank vessel industry may limit our ability to do business, increase our costs and adversely impact our results of operations and ability to make distributions to our unitholders.

          The U.S. Oil Pollution Act of 1990, or OPA 90, provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters. Under OPA 90, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to come to U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All of our offshore tank barges are double-hull vessels and have no phase out date. We have 13 inland single-hull barges that will be phased out in the year 2015. The phase out of these single-hull vessels in accordance with OPA 90 may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.

Risks Relating to an Investment in the Common Units

Regulations affecting the domestic tank vessel industry may limit our ability to do business, increase our costs and adversely impact our results of operations and ability to make distributions to our unitholders.

          Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services on behalf of our general partner that are substantially identical in nature and quality to the services it conducted for our business prior to our formation. The omnibus agreement requires us to reimburse Martin Resource Management for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management’s indirect general and administrative expenses from its corporate allocation pool. These payments may be substantial. Payments to Martin Resource Management will reduce the amount of available cash for distribution to our unitholders.

Martin Resource Management has conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders.

          Martin Resource Management currently owns approximately 50.2% of our outstanding limited partnership interests and owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

•	Officers of Martin Resource Management who provide services to us also devote significant time to the businesses of Martin Resource Management and are compensated by Martin Resource Management for that time.

•	We own an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, L.P., which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have virtually no rights or control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and Martin Resource Management. Because we have very limited control over the operations and management of CF Martin Sulphur, L.P., we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur, L.P. could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

•	Neither our partnership agreement nor any other agreement requires Martin Resource Management to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management’s directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management without regard to the best interests of the unitholders.

•	Martin Resource Management may engage in limited competition with us.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

•	Under our partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, you will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Our general partner determines which costs incurred by Martin Resource Management are reimbursable by us.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by Martin Resource Management.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•	Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

          Please read “Item 13. Certain Relationships and Related Transactions” below.

Unitholders have less power to elect or remove management of our general partner than holders of common stock in a corporation. Unitholders do not have sufficient voting power to elect or remove our general partner without the consent of Martin Resource Management.

          Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or its directors and will have no right to elect our general partner or its directors on an annual or other continuing basis. Martin Resource Management elects the directors of our general partner. Although our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to Martin Resource Management and its shareholders.

          If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our general partner and its affiliates, including Martin Resource Management, control approximately 50.2% of all limited partner units, our general partner initially cannot be removed without the consent of it and its affiliates.

          If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal under these circumstances would adversely affect the common units by prematurely eliminating their contractual right to distributions and liquidation preference over the subordinated units, which preferences would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of our business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

          Unitholders’ voting rights are further restricted by our partnership agreement provision prohibiting any units held by a person owning 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of our general partner’s directors, from voting on any matter. In addition, our partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

          As a result of these provisions, it will be more difficult for a third party to acquire our partnership without first negotiating the acquisition with our general partner. Consequently, it is unlikely the trading price of our common units will ever reflect a takeover premium.

Our general partner’s discretion in determining the level of our cash reserves may adversely affect our ability to make cash distributions to our unitholders.

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

          The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court determined that:

•	we had been conducting business in any state without compliance with the applicable limited partnership statute; or

•	the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other action under our partnership agreement constituted participation in the “control” of our business.

          Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Please read “The Partnership Agreement — Limited Liability” for a discussion of the implications of the limitations on liability to a unitholder.

Our partnership agreement contains provisions that reduce the remedies available to unitholders for actions that might otherwise constitute a breach of fiduciary duty by our general partner.

          Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner to the unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that would otherwise constitute breaches of our general partner’s fiduciary duties. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its “sole discretion.” This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

•	provides that our general partner is entitled to make other decisions in its “reasonable discretion” which may reduce the obligations to which our general partner would otherwise be held;

•	generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the interests of all parties involved, including its own; and

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

          Owners of common units will be treated as having consented to the various actions contemplated in our partnership agreement and conflicts of interest that might otherwise be considered a breach of fiduciary duties under applicable state law.

We may issue additional common units without unitholder approval, which would dilute unitholder ownership interests.

          During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 1,500,000 additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

•	the issuance of common units in connection with acquisitions that increase cash flow from operations on a pro forma, per unit basis;

•	the conversion of subordinated units into common units;

•	the conversion of units of equal rank with the common units into common units under some circumstances; or

•	the conversion of our general partner’s general partner interest in us and its incentive distribution rights into common units as a result of the withdrawal of our general partner.

          After the subordination period, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

          The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on a per unit basis may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the relative voting strength of each previously outstanding unit will diminish; and

•	the market price of the common units may decline.

The control of our general partner may be transferred to a third party, and that party could replace our current management team, without unitholder consent. Additionally, if Martin Resource Management no longer controls our general partner, amounts we owe under our credit facility may become immediately due and payable.

          Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and to control the decisions taken by our general partner. If, at any time, Martin Resource Management no longer controls our general partner, the lender under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

          If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and your potential tax liability, please read “— Tax Risks — Tax gain or loss on the disposition of our common units could be different than expected.”

Martin Resource Management and its affiliates may engage in limited competition with us.

          Martin Resource Management and its affiliates may engage in limited competition with us. For a description of the non-competition provisions of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.” If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our common units have a limited trading history and a limited trading volume compared to other publicly traded securities.

          Our common units are quoted on the Nasdaq National Market under the symbol “MMLP.” However, our common units have a limited trading history and daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the Nasdaq National Market. We cannot assure you that this offering will increase the trading volume for our common units, and the price of our common units may, therefore, be volatile.

Tax Risks

The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.

          The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

          If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again to them as corporate distributions, and no income, gains, losses, or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, the cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a substantial reduction in the value of the common units.

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

A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units and the costs of any contest will be borne by our unitholders and our general partner.

          We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s conclusions expressed in this prospectus. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all our counsel’s conclusions or the positions we take. Our counsel has not rendered an opinion on certain matters affecting us. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders and our general partner.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

          Unitholders may be required to pay federal income taxes and, in some cases, state, local and foreign income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even the tax liability that results from the taxation of their share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected.

          If unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions in excess of the total net taxable income unitholders were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to them. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Changes in federal income tax law could affect the value of our common units.

          On May 28, 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was signed into law, which generally reduces the maximum tax rate applicable to corporate dividends to 15%. This reduction could materially affect the value of our common units in relation to alternative investments in corporate stock, as investments in corporate stock may be relatively more attractive to individual investors thereby exerting downward pressure on the market price of our common units.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

          Investment in common units by tax-exempt entities such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business income and will be taxable to them. Very little of our income will be qualifying income to a regulated investment company. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income.

We are registered as a tax shelter. This may increase the risk of an IRS audit of us or a unitholder.

          We are registered with the IRS as a “tax shelter.” Our tax shelter registration number is 02318000009. The federal income tax laws require that some types of entities, including some partnerships, register as “tax shelters” in response to the perception that they claim tax benefits that may be unwarranted. As a result, we may be audited by the IRS and tax adjustments could be made. Any unitholder owning less than a 1% profits interest in us has very limited rights to participate in the income tax audit process. Further, any adjustments in our tax returns will lead to adjustments in our unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. Unitholders will bear the cost of any expense incurred in connection with an examination of their tax returns.

We treat a purchaser of our common units as having the same tax benefits without regard to the seller’s identity. The IRS may challenge this treatment, which could adversely affect the value of the common units.

          Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation positions that may not conform to all aspects of the Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to Unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to their tax returns.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

          In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arizona, Arkansas, Georgia, Florida, Illinois, Louisiana, Mississippi, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is your responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

          Commodity Price Risk. Our LPG storage and distribution business is a “margin-based” business in which our gross profits depend on the excess of our sales prices over our supply costs. As a result, our profitability is sensitive to changes in the market price of LPGs. LPGs are a commodity and the price we pay for them can fluctuate significantly in response to supply and other market conditions over which we have no control. When there are sudden and sharp decreases in the market price of LPGs, we may not be able to maintain our margins. Consequently, sudden and sharp decreases in the wholesale cost of LPGs could reduce our gross profits. We attempt to minimize our exposure to market risk by maintaining a balanced inventory position by matching our physical inventories and purchase obligations with sales commitments. We do not acquire and hold inventory or derivative financial instruments for the purpose of speculating on price changes that might expose us to indeterminable losses.

          Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of December 31, 2003. We had a total of $67.0 million of indebtedness outstanding under our credit facility at December 31, 2003. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.7 million annually.

          As of March 23, 2004, we had a total of $35.0 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.4 million annually.

Item 8. Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners, L.P.
(Partnership) and Martin Midstream Partners Predecessor (Predecessor)
are included in this Item 8:

Page
Report of Independent Accountants	68
Consolidated Balance Sheets as of December 31, 2003 and 2002	69
Consolidated and Combined Statements of Operations for the year ended December 31, 2003, the period from November 6, 2002 through December 31, 2002, the period from January 1, 2002 through November 5, 2002 (Predecessor) and the year ended December 31, 2001	70
Consolidated and Combined Statements of Changes in Capital/Equity for the years ended December 31, 2003, 2002 and 2001	71
Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2003, the period from November 6, 2002 through December 31, 2002, the period from January 1, 2002 through November 5, 2002 (Predecessor) and the year ended December 31, 2001	72
Notes to the Consolidated and Combined Financial Statements	73

Independent Auditor’s Report

The Board of Directors
Martin Midstream GP LLC:

          We have audited the accompanying consolidated balance sheets, of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated and combined, respectively, statements of operations, capital/equity, and cash flows of Martin Midstream Partners L.P. and subsidiaries (successor) for the year ended December 31, 2003 and for the period from November 6, 2002 through December 31, 2002 and of Martin Midstream Partners Predecessor (predecessor) (collectively Martin Midstream) for the period from January 1, 2002 through November 5, 2002 and for the year ended December 31, 2001. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined, respectively, financial position of Martin Midstream and the results of their operations and their cash flows for each of the specified periods in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 2 to the financial statements, Martin Midstream changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

/s/ KPMG LLP

Shreveport, Louisiana
March 12, 2004

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor – See Note 1)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash	$2,270	$1,734
Accounts and other receivables, less allowance for doubtful accounts of $329 and $296	27,027	20,225
Product exchange receivables	1,783	1,040
Inventories	19,663	15,511
Due from affiliates	162	332
Other current assets	756	273

Total current assets	51,661	39,115

Property, plant, and equipment, at cost	113,907	83,345
Accumulated depreciation	(30,946)	(27,488)

Property, plant and equipment, net	82,961	55,857

Goodwill	2,922	2,922
Investment in unconsolidated entities	318	1,081
Other assets, net	1,823	1,480

	$139,685	$100,455

Liabilities and Capital
Trade and other accounts payable	$17,366	$14,007
Product exchange payables	7,222	2,285
Due to affiliates	560	—
Other accrued liabilities	1,645	2,057

Total current liabilities	26,793	18,349
Long-term debt, net of current installments	67,000	35,000

Total liabilities	93,793	53,349

Partners’ capital	45,892	47,106
Commitments and contingencies

	$139,685	$100,455

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor – See Note 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Partnership		Predecessor
		Period From	Period From
		November 6,	January 1,
		2002	2002
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	November 5,	December 31,
	2003	2002	2002	2001
		(Dollars in thousands)
Revenues:
Marine transportation	$26,342	$4,104	$20,336	$28,637
Terminalling	6,921	937	4,221	4,368
Product sales:
LPG distribution	133,038	23,361	69,047	98,615
Fertilizer	26,296	5,344	22,556	31,498
Terminalling	134	—	—	—

	159,468	28,705	91,603	130,113

Total revenues	192,731	33,746	116,160	163,118

Costs and expenses:
Cost of products sold:
LPG distribution	128,055	22,109	65,081	93,664
Fertilizer	22,605	4,327	18,991	26,103
Terminalling	107	—	—	—

	150,767	26,436	84,072	119,767
Expenses:
Operating expenses	20,600	3,056	16,654	20,472
Selling, general and administrative	6,101	857	5,767	7,513
Depreciation and amortization	4,765	747	3,741	4,122

Total costs and expenses	182,233	31,096	110,234	151,874

Operating income	10,498	2,650	5,926	11,244

Other income (expense):
Equity in earnings of unconsolidated entities	2,801	599	2,565	1,477
Interest expense	(2,001)	(345)	(3,283)	(5,390)
Gain on involuntary conversion of assets	589	—	—	—
Other, net	94	5	42	82

Total other income (expense)	1,483	259	(676)	(3,831)

Income before income taxes	11,981	2,909	5,250	7,413
Income taxes	—	—	1,959	2,735

Net income	$11,981	$2,909	$3,291	$4,678

General partner’s interest in net income	$240	$58
Limited partners’ interest in net income	$11,741	$2,851
Net income per limited partner unit	$1.64	$.40
Weighted average limited partner units	7,153,362	7,153,362

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL/EQUITY
(Successor to Martin Midstream Partners Predecessor – See Note 1)
For the years ended December 31, 2003, 2002 and 2001

		Partners’ Capital
		Limited Partners				General
	Owner’s	Common		Subordinated		Partner
	Equity	Units	Amount	Units	Amount	Amount	Total
	(Dollars in thousands)
Balance – January 1, 2001	$14,080	—	$—	—	$—	$—	$14,080
Net income	4,678	—	—	—	—	—	4,678

Balances – December 31, 2001	18,758	—	—	—	—	—	18,758
Net income – from January 1, 2002 through November 5, 2002	3,291	—	—	—	—	—	3,291
Adjustment to reflect owner transactions prior to formation of Partnership	(25,093)						(25,093)
Formation of partnership	3,044	—	—	4,253,362	(2,984)	(60)	—
Issuance of units to public, net of underwriting and other costs	—	2,900,000	47,241	—	—	—	47,241
Net income – from November 6, 2002 through December 31, 2002	—	—	1,155	—	1,696	58	2,909

Balances – December 31, 2002	—	2,900,000	48,396	4,253,362	(1,288)	(2)	47,106
Net income	—		4,760	—	6,981	240	11,981
Cash distributions ($1.81 per unit)	—	—	(5,242)	—	(7,689)	(264)	(13,195)

Balances – December 31, 2003	$—	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor – See Note 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Partnership		Predecessor
		Period From
		November 6, 2002	Period From
	Year Ended	Through	January 1, 2002	Year Ended
	December 31,	December 31,	Through November	December
	2003	2002	5, 2002	31, 2001
Cash flows from operating activities:
Net income	$11,981	$2,909	$3,291	$4,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,765	747	3,741	4,122
Amortization of deferred debt issue costs	486	—	—	—
Deferred income taxes	—	—	1,830	2,656
Gain on sale of property, plant, and equipment	(3)	—	(12)	(4)
Gain on involuntary conversion of property, plant, and equipment	(589)	—	—	—
Equity in earnings of unconsolidated entities	(2,801)	(599)	(2,565)	(1,477)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(6,802)	(5,919)	(3)	9,696
Product exchange receivables	(743)	11,117	(11,801)	(150)
Inventories	(4,152)	(7,811)	5,901	3,931
Due from affiliates	170	—	—	—
Other current assets	(483)	(261)	117	1,968
Trade and other accounts payable	3,359	5,525	(102)	(11,670)
Product exchange payables	4,937	(2,253)	429	(2,651)
Due to affiliates	560	—	—	—
Other accrued liabilities	(412)	1,289	(457)	(96)
Change in other non-current assets, net	—	80	(53)	141

Net cash provided by operating activities	10,273	4,824	316	11,144

Cash flows from investing activities:
Payments for property, plant, and equipment	(2,904)	(3,007)	(2,303)	(6,229)
Acquisitions	(29,028)	—	—	—
Proceeds from sale of property, plant, and equipment	3	—	444	109
Insurance proceeds on fire loss	744	—	—	—
Payment of costs associated with formation of unconsolidated partnership	—	—	—	(701)
Capital investment in unconsolidated joint venture	—	—	—	(280)
Distributions from unconsolidated partnership	3,564	891	—	394
Cash paid for acquisition	—	—	(103)	(102)

Net cash used in investing activities	(27,621)	(2,116)	(1,962)	(6,809)

Cash flows from financing activities:
Payments of long-term debt	—	(2,200)	(8,815)	(2,801)
Payments of assumed debt and related costs	—	—	(73,263)	—
Net proceeds from initial public offering	—	—	50,571	—
Proceeds from long-term debt	32,000	—	37,200	—
Payments of debt issuance costs	(921)	—	(1,421)	—
Borrowings from affiliates	—	—	46,326	57,865
Cash distributions paid	(13,195)	—	—	—
Payments to affiliates	—	(4,087)	(43,701)	(59,464)

Net cash provided by (used in) financing activities	17,884	(6,287)	6,897	(4,400)

Net increase (decrease) in cash and cash equivalents	536	(3,579)	5,251	(65)
Cash at beginning of period	1,734	5,313	62	127

Cash at end of period	$2,270	$1,734	$5,313	$62

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(1)	ORGANIZATION AND DESCRIPTION OF BUSINESS

          Martin Midstream Partners, L.P. (the “Partnership”) provides marine transportation, terminalling, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. (“CF Martin Sulphur”), which operates sulfur storage and transportation business. The Partnership operates primarily in the Gulf Coast region of the United States.

          Before November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation (“MRMC”). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership (see Note 4), MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the “General Partner”), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) marine transportation of hydrocarbon products and hydrocarbon by-products; (2) terminal storage and throughput services; (3) liquefied petroleum gas (“LPG”) distribution; and (4) fertilizer manufacturing.

          Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, the Partnership’s primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products.

          Following the Partnership’s initial public offering, MRMC retained various assets, liabilities, and operations not related to the four lines of business noted above as well as certain assets, liabilities and operations within the LPG distribution and fertilizer manufacturing lines of business.

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Presentation, Combination and Consolidation

          Prior to November 6, 2002, the financial statements have been referred to as those of the Martin Midstream Partners Predecessor and presented as combined financial statements. Subsequent to November 6, 2002, the financial statements are referred to as consolidated financial statements of the Partnership. Financial information related to the Partnership’s financial position, results of operations or cash flows prior to November 6, 2002 exclude the assets and operations retained by MRMC, except for those assets and operations retained by MRMC related to the LPG distribution and fertilizer manufacturing lines of business. Financial information related to the Partnership’s financial position, results of operations or cash flows subsequent to November 6, 2002 exclude all of the assets and operations retained by MRMC, thus including only the assets and operations conveyed to the Partnership. All intercompany transactions within the applicable reporting entities have been eliminated.

          The conveyance of the assets, liabilities and operations described above was treated as a reorganization of entities under common control and was recorded at historical cost.

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

     (d) Revenue Recognition

Revenue for the Partnership’s four operating segments are recognized as follows:

               Marine transportation — Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.

               Terminalling — Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.

               LPG distribution — When product is sold by truck, revenue is recognized upon delivering product to our customers as title to the product transfers when the customer physically receives the product. When product is sold in storage, or by pipeline, revenue is recognized when the customer receives product from either the storage facility or pipeline.

               Fertilizer — Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.

     (e) Equity Method Investments

          The Partnership has a 49.5% unconsolidated non-controlling limited partner interest in CF Martin Sulphur, which is accounted for by the equity method. This partnership collects and aggregates, transports, stores and markets molten sulfur supplied by oil refiners and natural gas processors.

          Upon formation of CF Martin Sulphur in 2000, there was a difference in the Partnership’s basis in CF Martin Sulphur and in the Partnership’s underlying equity on CF Martin Sulphur’s books. Such difference is being amortized over 20 years as additional equity in earnings (losses) of unconsolidated entities.

          Prior to November 6, 2002, the Predecessor had a 50% interest in a joint venture which manufactures and sells a sulfur fungicide product. This investment was retained by MRMC and not contributed to the Partnership. Subsequent to November 6, 2002, the Partnership’s only equity method investment is its interest in CF Martin Sulphur, as the interest in this fungicide joint venture was retained by MRMC.

     (f) Property, Plant, and Equipment

          Owned property, plant, and equipment is stated at cost, less accumulated depreciation. Owned buildings and equipment are depreciated using straight-line method over the estimated lives of the respective assets.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

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

     (g) Goodwill and Other Intangible Assets

          Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Partnership adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

          Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Predecessor’s average cost of funds.

          Amortization of goodwill totaled $300 in 2001.

     (h) Debt Issuance Costs

          In connection with the closing of the Partnership’s initial public offering on November 6, 2002, we entered into a new syndicated $35,000 revolving line of credit and $25,000 term loan. The Partnership incurred debt issuance costs related this debt facility of $1,420. In connection with the acquisition of the Tesoro assets (See Note 3), we increased our revolving line of credit facility from $35,000 to $55,000. The Partnership incurred debt issuance costs related to this expanded facility of $921. Amortization of debt issuance cost, which are included in interest expense for the year ended December 31, 2003 and the period from November 6, 2002 through December 31, 2002, totaled $486 and $79, respectively, and accumulated amortization amounted to $564 and $79 at December 31, 2003 and 2002 respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $1,777 and $1,341 at December 31, 2003 and 2002, respectively.

     (i) Impairment of Long-Lived Assets

          The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Partnership’s financial statements.

          In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

This determination is made at the reporting unit level and consists of two steps. First, the Partnership determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

          The Partnership performed its initial test in the second quarter of 2002, and annual tests in the third quarters of 2002 and 2003, with no indication of impairment.

          Prior to the adoption of SFAS No. 144, the Partnership accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     (j) Indirect Selling, General and Administrative Expenses

          Indirect selling, general and administrative expenses are incurred by MRMC and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by MRMC’s personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and MRMC, the amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership was capped at $1,000 during the first year of the agreement. For the year ending October 31, 2004, the cap has been increased to $2,000. In each of the subsequent three years, the capped amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership’s general partner has the right to agree to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.

     (k) Income Taxes

          Subsequent to November 6, 2002, the operations of the Partnership are not subject to income taxes.

          Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership’s First Amended and Restated Agreement of Limited Partnership. Individual unitholders have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

          Prior to November 6, 2002, the operations of the Predecessor were included in the consolidated MRMC federal tax return and income taxes were calculated based on the combined tax attributes of MRMC’s operations. Prior to November 6, 2002, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

     (l) Environmental Liabilities

          The Partnership’s policy is to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

     (m) Allowance for Doubtful Accounts.

          Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.

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

     (o) Comprehensive Income

          For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

(3)	ACQUISITIONS

      (a) Tesoro Marine Asset Acquisition

          In December 2003, the Partnership completed the acquisition of certain assets associated with Tesoro Marine Services, L.L.C.’s (“Tesoro Marine”) shore based marine activities for $25.0 million plus approximately $1.8 million for Tesoro Marine’s lubricant inventories. The assets acquired by the Partnership included 13 marine terminals and one inland terminal located along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, nine inland tank barges and four inland pushboats, and Tesoro Marine’s lubricant distribution and marketing business. The Partnership financed this acquisition through borrowings under its revolving credit facility.

          In December 2003, in a parallel transaction, Midstream Fuel Service LLC, a wholly owned subsidiary of MRMC completed its acquisition of Tesoro Marine’s fuel oil distribution business for $2.0 million plus approximately $4.8 million for Tesoro Marine’s diesel fuel inventories. Midstream Fuel, rather than the Partnership, acquired these assets from Tesoro Marine because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to publicly traded limited partnerships. However, following the closing of the marine asset acquisition and the fuel oil distribution acquisition, the Partnership entered into certain agreements with MRMC pursuant to which the Partnership provides marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminal services to the Partnership to handle lubricants, greases and drilling fluids.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

          The purchase price was allocated as follows:

Property, plant and equipment	$25,000
Inventories	1,792

Total	$26,792

          The following table presents unaudited pro forma financial information incorporating the historical (pre-acquisition) financial results of Tesoro Marine. This information has been prepared as if the acquisition from Tesoro Marine had been completed on January 1 of the respective periods presented as opposed to the actual date that the acquisition occurred. The pro forma information is based upon data currently available and certain estimates and assumptions made by management. As a result, this information is not necessarily indicative of the financial results had the transactions actually occurred on these dates. Likewise, the unaudited pro forma information is not necessarily indicative of future financial results.

	2003	2002
Total revenues	$214,177	$171,174
Cost of products sold	156,751	116,467
Operating expenses	28,771	28,139
Selling, general and administrative	6,381	6,904
Impairment (1)	2,352	—
Depreciation and amortization	7,016	6,739
Operating income	12,906	12,925
Net income before taxes	12,981	10,961
Net income	12,981	8,117	(2)
Net income per limited partner unit	$1.78

(1) This represents a pre-acquisition non-cash impairment charge taken by Tesoro Marine against the fixed assets acquired by the Partnership based on the fair value of such assets as reflected in the purchase price paid by the Partnership, relative to the historic book value thereof.

(2) Net of income tax expense of $2,844.

          The operations related to the Tesoro Marine acquisition have been included in the Partnership’s results of operations only since the date of acquisition.

(b)	Cross Oil Terminal Acquisition

          In October 2003, the Partnership acquired a marine terminal located on the Ouachita River in southern Arkansas from Cross Oil Refining & Marketing, Inc. (“Cross”) for $2.0 million. After the fifth anniversary of the Cross acquisition and under certain circumstances, Cross has the right over a certain period to repurchase the marine terminal. If Cross exercises this repurchase right, the Partnership will receive at least the fair market value of the marine terminal at the time of repurchase.

(c)	Marine Asset Acquisition

          In October 2003, in another separate transaction, the Partnership purchased an inland pushboat and two inland tank barges from a third party for $1.0 million.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(4)	INITIAL PUBLIC OFFERING

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

          A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$55,100
Borrowing under term loan	25,000
Borrowing under revolving line credit	12,200

Total proceeds received	$92,300

Use of Proceeds:
Underwriter’s fees	$3,900
Professional fees and other costs	4,000
Repayment of assumed debt and related costs	73,300
Repayment of debt under promissory note	8,200
Buyout of operating lease for two barges	2,900

Total use of proceeds	$92,300

          Had the initial public offering been completed as of January 1, 2002, the Partnership’s pro forma results of operations would have reflected the following for the year ended December 31, 2002:

Total revenues	$149,906
Operating income	8,552
Interest expense	2,005
Net income	9,758
Net income per limited partner unit (amount in dollars)	$1.36

(5)	SUBSEQUENT PUBLIC OFFERING

          In February 2004, the Partnership completed a public offering of 1,322,500 common units at a price of $27.94 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses. Following this offering, the common units represented a 47.8% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,322,500 common units were $36,951, before the payment of underwriters’ discounts, commissions and offering expenses.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

          A summary of the use of the proceeds received from the offering is as follows:

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	700
Repayment of debt and related costs	34,311

Total use of proceeds	$36,951

(6)	INVENTORIES

          Components of inventories at December 31, 2003 and 2002 were as follows:

	2003	2002
Liquefied petroleum gas	$11,661	$9,302
Fertilizer — raw materials and packaging	2,209	2,623
Fertilizer — finished goods	3,344	2,848
Lubricants	1,685	—
Other	764	738

	$19,663	$15,511

(7)	PROPERTY, PLANT AND EQUIPMENT

          At December 31, 2003 and 2002, property, plant, and equipment consisted of the following:

	Depreciable Lives	2003	2002
Land	—	$3,868	$660
Improvements to land and buildings	10-25 years	4,487	2,415
Transportation equipment	3-7 years	426	413
Storage equipment	5-20 years	5,113	1,911
Marine vessels	4-25 years	59,634	53,598
Operating equipment	3-20 years	39,811	23,734
Furniture, fixtures and other equipment	3-20 years	568	460
Construction in progress		—	154

		$113,907	$83,345

Depreciation expense for the year ended December 31, 2003 was $4,673. Depreciation expense was $3,658 for the period from January 1, 2002 through November 5, 2002 and $732 for the period from November 6, 2002 through December 31, 2002. Depreciation expense for the year ended December 31, 2001 was $3,750.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(8)	GOODWILL

          The following information relates to goodwill balances as of the periods presented:

	2003	2002
Carrying amount of goodwill:
Marine transportation	$2,026	$2,026
LPG distribution	80	80
Fertilizer	816	816

	$2,922	$2,922

          The following is a reconciliation of reported net income to the amounts that would have been reported had the Partnership been subject to SFAS 142 during all periods presented:

	Partnership		Predecessor
		Period From	Period From
		November 6, 2002	January 1, 2002
	Year Ended	Through	Through	Year Ended
	December	December 31,	November 5,	December
	31, 2003	2002	2002	31, 2001
Net income, as reported	$11,981	$2,909	$3,291	$4,678
Goodwill amortization, net of taxes	—	—	—	198

Net income, as adjusted	$11,981	$2,909	$3,291	$4,876

(9)	LEASES

          The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements.

          The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2003 are as follows: 2004 - $1,337; 2005 - $1,169; 2006 - $1,121; 2007 - $558; 2008 - $128; subsequent years - $42.

          Rent expense for operating leases for the year ended December 31, 2003 was $1,686. Total rent expense for operating leases for the period from November 6, 2002 through December 31, 2002 was $283 and for the period from January 1, 2002 through November 5, 2002 was $1,868. Rent expense for the year ended December 31, 2001 was $1,377.

(10)	INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

          On November 22, 2000, the Predecessor contributed certain assets and liabilities to acquire a 49.5% unconsolidated non-controlling limited partnership interest in CF Martin Sulphur, which is an independent provider of transportation, terminalling, marketing and logistics management services for molten sulfur.

          Upon the formation of CF Martin Sulphur in 2000, a gain of $3,006 was not recognized due to the Predecessor having an actual and implied commitment to support the operations of the partnership due to its continued involvement as a supplier of services to CF Martin Sulphur and MRMC’s guaranty of CF Martin Sulphur’s debt. The difference in the original carrying value (deferred credit of $3,006) of the Predecessor investment in the unconsolidated partnership and its share of the original net assets of $7,474 is being amortized

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

over 20 years as additional equity in earnings in the partnership. Certain financial information related to 1) the Partnership investment and equity in earnings in the unconsolidated partnership and 2) the unconsolidated partnership is as follows:

		Period from	Period from
		November 6,	January 1,
		2002	2002
		through	through
	December 31,	December 31,	November 5,	December 31,
	2003	2002	2002	2002	2001
Partnership
Investment	$318			$1,082	$(1,441)

Equity in earnings:
Allocation of actual earnings	$2,277	$512	$2,378		1,117
Amortization of basis difference	524	87	437		524

	$2,801	$599	$2,815		$1,641

Cash distributions received	$3,564	$891	$—		$394

Unconsolidated Partnership
Total assets	$49,418			$53,510	$42,973
Long-term debt	10,721			11,763	10,850
Total partners’ capital	29,987			32,587	28,548
Partnership equity balance	9,187			10,474	8,474
Revenues	68,634			51,600	27,888
Net income	4,600			5,839	2,257

(11)	LONG-TERM DEBT

          At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002
$25,000 working capital subfacility at variable interest rate (3.7092%* weighted average at December 31, 2003), due November, 2005 secured by accounts receivable and inventory	$12,000	$10,000
$25,000 Term Loan at variable interest rate (3.47%* at December 31, 2003), due November, 2005, secured by property, plant and equipment	25,000	25,000
$30,000 Acquisition subfacility at variable interest rate (3.41%* at December 31, 2003), due November, 2005, secured by property, plant and equipment	30,000	—

Total long-term debt	67,000	35,000
Less current installments	$—	$—

Long-term debt, net of current installments	$67,000	$35,000

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

* Interest rate fluctuates based on the LIBOR rate plus 225 basis points set on the date of each advance. The margin above LIBOR is set every three months.

          In connection with the Tesoro Marine asset acquisition, the Partnership increased its credit facility from a total of $60,000 to $80,000. The credit facility consists of (i) a $25,000 revolving working capital sub facility, (ii) a $25,000 term loan and (iii) a $30,000 revolving acquisition sub facility. Following completion of the Partnership’s public offering of 1,322,500 common units in February 2004, the Partnership used proceeds from the offering to pay down debt under the acquisition sub facility.

          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans ranges from 1.75% to 2.75% (currently 2.25%) and the applicable margin for base prime rate loans ranges from 0.75% to 1.75%. The Partnership incurs a commitment fee on the unused portions of the revolving line of credit facility.

          In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

          The credit facility also contains certain covenants, which, among other things, requires the Partnership to maintain specified ratios of: (i) minimum net worth, (as defined in the credit facility) of $40,000; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of the term indebtedness and the revolving acquisition subfacility of not less than 1.5 to 1.0 through December 31, 2004 and 1.75 to 1.0 thereafter.

          The amount the Partnership is able to borrow under the working capital borrowing base is based on a formula. Under this formula, the Partnership’s borrowing base is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base is being reduced by $375 per quarter during the entire three year term of the revolving credit facility.

          The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the credit facility requires interest only payments on a quarterly basis until maturity.

          The Partnership paid cash interest in the amount of $1,552, $3,354 and $5,415 for years ended December 31, 2003, 2002 and 2001 respectively.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(12)	INCOME TAXES

          The components of income tax expense (benefit) for the period from January 1, 2002 through November 5, 2002, and the year ended December 31, 2001, are as follows:

	Period from
	January 1, 2002
	through November	Year ended
	5,	December 31,
	2002	2001
Current:
Federal	$—	$—
State	129	79

	129	79
Deferred – federal	1,830	2,656

	$1,959	$2,735

          The income tax expense (benefit) for the period from January 1, 2002 through November 5, 2002 and the year ended 2001 differs from the “expected” tax expense (benefit) (computed by applying the federal corporate rate of 34% to income before income taxes) as follows:

	Period from
	January 1,
	2002 through	Year ended
	November 5,	December 31,
	2002	2001
“Expected” tax expense (benefit)	$1,785	$2,520
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	85	52
Tax effect of nondeductible goodwill amortization	—	81
Other nondeductible items	89	82

	$1,959	$2,735

(13)	RELATED PARTY TRANSACTIONS

          Included in the consolidated and combined financial statements for the years ended December 31, 2003, 2002 and 2001, are various related party transactions and balances primarily with 1) MRMC and affiliates and 2) CF Martin Sulphur.

          Significant transactions with these related parties are reflected in the consolidated and combined financial statements as follows:

MRMC and Affiliates

		Period from	Period from
	Year	November 6,	January 1,
	Ended	2002	2002
	December	through	through	Year Ended
	31,	December 31,	November 5,	December 31,
	2003	2002	2002	2001
LPG product sales (LPG revenues)	$603	$—	$9	$237
Marine transportation revenues (Marine transportation revenues)	4,951	1,525	4,205	3,999

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

		Period from	Period from
	Year	November 6,	January 1,
	Ended	2002	2002
	December	through	through	Year Ended
	31,	December 31,	November 5,	December 31,
	2003	2002	2002	2001
Terminalling revenue and wharfage fees (Terminalling revenues)	1,282	223	304	428
Fertilizer product sales (Fertilizer revenues)	1,576	—	1,357	1,531
LPG storage and throughput expenses (LPG cost of products sold)	1,230	575	250	741
Land transportation hauling costs (LPG cost of products sold)	6,405	1,233	4,925	5,471
Sulfuric acid product purchases (Fertilizer cost of products sold)	1,162	177	1,198	1,453
Fertilizer payroll (Fertilizer cost of products sold)	2,869	405	—	—
Marine fuel purchases (Operating expenses)	1,491	112	1,685	738
LPG truck loading costs (Operating expenses)	400	61	275	432
Marine transportation payroll (Operating expenses)	6,403	967	—	—
LPG payroll (Operating expenses)	538	96	—	—
Terminalling handling fees (Operating expenses)	9	—	—	—
Overhead allocation expenses (Selling, general and administrative expenses)	720	110	586	759
Overhead reimbursement (Offset to selling, general and administrative expenses)	(120)	—	—	—
Terminalling payroll (Selling, general and administrative expenses)	721	119	—
LPG payroll (Selling, general and administrative expenses)	591	100	—
Fertilizer payroll (Selling, general and administrative expenses)	995	226	—
Interest expense (Interest expense)	—	—	2,819	4,570

CF Martin Sulphur

		Period from	Period from
	Year	November 6,	January 1,
	Ended	2002	2002
	December	through	through	Year Ended
	31,	December 31,	November 5,	December 31,
	2003	2002	2002	2001
Marine transportation revenues (Marine transportation revenues)	$5,584	$920	$4,476	$586
Fertilizer handling fee (Fertilizer revenues)	316	33	77	167
Product purchase settlements (Fertilizer cost of products sold)	537	12	(514)	(501)
Marine tug lease (Operating expenses)	69	17	35	—
Marine crew charge reimbursement (Offset to operating expenses)	(1,223)	(204)	(1,018)	(1,220)
Reimbursement of Overhead (offset to Selling, general and administrative expenses)	(202)	(34)	(168)	(202)

          Effective November 1, 2002, the Partnership entered into a three-year charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis. The Partnership charges fees to Martin Resource Management based on the then applicable market rates charged to third parties on a spot-contract basis. Under the provisions of the charter agreement, Martin Resource Management has agreed to use these four vessels in a manner such that the Partnership will receive at least $5.6 million in revenue, annually, for the use of these vessels by Martin Resource Management and third parties. In the event the Partnership does not receive at least $5,600 annually for the use of these vessels, Martin Resource Management pays the Partnership any deficiency within 30 days after the end of the applicable 12-month period. For the period from November 6, 2002, the date of our initial public offering, until December 31, 2002, a total of $1,247 was invoiced for the use of these vessels which includes $771 invoiced to Martin Resource Management. For the year ended December 31, 2003, $7,227 was invoiced for the use of these four vessels which includes $2,780 invoiced to Martin Resource Management.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

     The Partnership is a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires the partnership to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on the partnership’s behalf or in connection with the operation of the partnership’s business. The amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership is capped during the five year period ending October 1, 2007. Generally, the capped amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership’s general partner has the right to agree to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses. The capped amount was $1,000 for the twelve months ended October 31, 2003 and $2,000 for the twelve months ended October 31, 2004. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on the Partnership’s behalf.

     The Partnership reimbursed Martin Resource Management indirect expenses of $720 for the year ended December 31, 2003 and $110 for the period from November 6, 2002, the date of its initial public offering, to December 31, 2002. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management retained businesses.

     The Partnership reimbursed Martin Resource Management direct costs and expenses of $22,814 for the year ended December 31, 2003 and $1,913 for the period from November 6, 2002, the date of the Partnership’s initial public offering, to December 31, 2002. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses.

(14)	FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities and due to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt including current installments — The carrying amount approximates fair value due to the debt having a variable interest rate.

(15)	GAIN ON INVOLUNTARY CONVERSION OF ASSETS

     In May 2003, the Partnership experienced a casualty loss caused by a lightening strike at its Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect the Partnership’s operating results during the second or third quarters of 2003. During the fourth quarter of 2003, the Partnership received insurance proceeds resulting from this loss of approximately $744 and it recorded a gain of $589 related to this involuntary conversion of assets.

(16)	COMMITMENTS AND CONTINGENCIES

     Under the Partnership’s marine transportation agreement with CF Martin Sulphur the Partnership could be obligated to reimburse CF Martin Sulphur for a portion of the expenditures CF Martin Sulphur incurred in connection with reconfiguring a tug/barge tanker unit to carry molten sulfur. The Partnership believes that the risk

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

is remote that it will ever need to pay any amounts to CF Martin Sulphur under this reimbursement obligation. As of December 31, 2003, the aggregate reimbursement liability would have been approximately $2.0 million. This amount decreases by approximately $300 annually based on an amortization rate.

     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

(17)	BUSINESS SEGMENTS

     The Partnership has four reportable segments: transportation, terminalling, LPG distribution, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures
Year ended December 31, 2003:
Marine transportation	$26,345	$(3)	$26,342	$3,209	$4,693	$1,347
Terminalling	7,055	—	7,055	537	3,818	63
LPG distribution	134,269	(1,231)	133,038	113	2,456	92
Fertilizer	26,981	(685)	26,296	906	1,219	1,402
Indirect selling, general, and administrative	—	—	—	—	(1,688)	—

Total	$194,650	$(1,919)	$192,731	$4,765	$10,498	$2,904

Period from November 6, 2002 through December 31, 2002:
Marine transportation	$4,104	$—	$4,104	$493	$892	$3,005
Terminalling	937	—	937	86	497	—
LPG distribution	23,599	(238)	23,361	18	913	—
Fertilizer	5,350	(6)	5,344	150	604	2
Indirect selling, general, and administrative	—	—	—	—	(256)	—

Total	$33,990	$(244)	$33,746	$747	$2,650	$3,007

Period from January 1, 2002 through November 5, 2002:
Marine transportation	$20,473	$(137)	$20,336	$2,364	$2,966	$165
Terminalling	4,265	(44)	4,221	297	1,831	2,061
LPG distribution	69,954	(907)	69,047	292	1,324	26
Fertilizer	22,916	(360)	22,556	788	560	51
Indirect selling, general, and administrative	—	—	—	—	(755)	—

Total	$117,608	$(1,448)	$116,160	$3,741	$5,926	$2,303

Year ended December 31, 2001:
Marine transportation	$28,783	$(146)	$28,637	$2,500	$7,787	$3,743
Terminalling	4,368	—	4,368	266	1,750	1,462
LPG distribution	100,179	(1,564)	98,615	386	1,064	103
Fertilizer	32,513	(1,015)	31,498	970	1,402	921
Indirect selling, general, and administrative	—	—	—	—	(759)	—

Total	$165,843	$(2,725)	$163,118	$4,122	$11,244	$6,229

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

		Period from	Period from
		November 6,	January 1,	Year Ended
	Year Ended	2002 through	2002 through	December
	December 31,	December 31,	November 5,	31,
	2003	2002	2002	2001
Operating income	$10,498	$2,650	$5,926	$11,244
Equity in earnings of unconsolidated entities	2,801	599	2,565	1,477
Interest expense	(2,001)	(345)	(3,283)	(5,390)
Gain on involuntary conversion of assets	589	—	—	—
Other, net	94	5	42	82

Income before income taxes	$11,981	$2,909	$5,250	$7,413

     Total assets by segment are as follows:

	2003	2002	2001
Total assets:
Marine transportation	$49,390	$45,341	$42,962
LPG distribution	35,559	28,308	21,387
Fertilizer	18,410	17,274	19,703
Terminalling	36,326	9,532	4,901

Total assets	$139,685	$100,455	$88,953

     Revenues from one customer in the LPG distribution segment were $23,310 and $17,065 and $16,246 for the years ended December 31, 2003, 2002 and 2001 respectively.

(18)	NON-CASH TRANSACTIONS

     In connection with the Partnership’s initial public offering, on November 6, 2002, MRMC retained certain assets and liabilities previously included in the consolidated and combined financial statements of the Predecessor. Related amounts and their impact on owner’s equity were as follows:

Cash	$(71)
Accounts receivable	(238)
Net property, plant and equipment	(1,765)
Investment in unconsolidated joint venture	257
Trade and other payables	68
Due to affiliates	4,120
Deferred taxes	38

$2,409

     On November 6, 2002, immediately prior to the Partnership’s initial public offering, MRMC contributed $73,263 indebtedness and related costs to the Partnership. Additionally, on November 6, 2002, $34,173 of due to affiliates and $11,588 of deferred income taxes were converted to partners’ capital.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

CONSOLIDATED AND COMBINED QUARTERLY INCOME STATEMENT INFORMATION
(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2003
Revenues	$61,199	$38,659	$40,240	$52,633
Operating Income	3,076	2,362	1,966	3,094
Equity in earnings of unconsolidated entities	794	934	580	493
Income before income taxes	3,334	2,823	2,181	3,643	(1)
Net income	3,334	2,823	2,181	3,643	(1)
Net income per limited partner unit	$0.46	$0.39	$0.30	$0.50

(1) Includes a gain of $589 ($.08 per unit) on an involuntary conversion due to a casualty loss due to a lightening strike at one of our fertilizer facilities.

				Period	Period
				from	from
				October 1,	November
				2002	6, 2002
				through	through
	First	Second	Third	November	December
	Quarter	Quarter	Quarter	5, 2002	31, 2002
	(Dollar in thousands, except per unit amounts)
2002
Revenues	$35,595	$32,745	$33,002	$14,818	$33,746
Operating Income	2,937	1,320	1,384	285	2,650
Equity in earnings of unconsolidated entities	935	535	766	329	599
Income before income taxes	2,796	907	1,234	313	2,909
Net income	1,657	713	749	172	2,909
Net income per limited partner unit	—	—	—	—	$0.40

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands)
2001
Revenues	$53,593	$44,947	$31,323	$33,255
Operating Income	3,868	3,717	1,908	1,751
Equity in earnings of unconsolidated entities	520	178	245	534
Income before income taxes	2,835	2,594	977	1,007
Net income	1,691	1,748	612	627

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     No change occurred in the Company’s internal controls concerning financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     Three directors of our general partner serve on a conflicts committee to review specific matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ and applicable securities laws. See “Independence of Directors” below. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the members of the conflicts committee also serve on an audit committee that reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. The members of the conflicts committee also serve on the compensation committee, which oversees compensation decisions for the officers of our general partner as well as the compensation plans described below. The current members of our conflicts committee, audit committee, nominating committee and compensation committee are John P. Gaylord, C. Scott Massey and Richard D. Waters, Jr.

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

Name	Age	Position with the General Partner
Ruben S. Martin	52	President, Chief Executive Officer and Director
Robert D. Bondurant	45	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	56	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	56	Executive Vice President, Chief Administrative Officer and Controller
Scott D. Martin	38	Director(1)
John P. Gaylord	43	Director
C. Scott Massey	51	Director
Richard D. Waters, Jr.	53	Director

(1)	Scott D. Martin also serves as the General Manager, Marine Operations

     Ruben S. Martin serves as President, Chief Executive Officer and a member of the Board of Directors of our general partner. Mr. Martin has served in such capacities since June 2002. Mr. Martin has served as President of Martin Resource Management since 1981 and has served in various capacities within the company since 1974. Mr. Martin has also served as President of CF Martin Sulphur, LLC, since its inception in 2000. Mr. Martin and Scott D. Martin, see below, are brothers. Mr. Martin holds a bachelor of science degree in industrial management from the University of Arkansas.

     Robert D. Bondurant serves as Executive Vice President and Chief Financial Officer of our general partner. Mr. Bondurant has served in such capacities since June 2002. Mr. Bondurant joined Martin Resource Management in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its Board of Directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co from 1980 to 1983. Mr. Bondurant is also the Chief Financial Officer and Secretary of CF Martin Sulphur, LLC. Mr. Bondurant holds a bachelor of business administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the state of Texas.

     Donald R. Neumeyer serves as Executive Vice President and Chief Operating Officer of our general partner. Mr. Neumeyer has served in such capacities since June 2002. Mr. Neumeyer joined Martin Resource Management in March of 1982 as an operations manager. He has served as Vice President of Operations and Chief Operating Officer since 1983 and as a Director since 1990. From 1978 to 1982 Mr. Neumeyer was employed by Crystal Oil Company of Shreveport, Louisiana as Vice President of Marketing, Refining and Gas Processing. From 1970 to 1978 Mr. Neumeyer was employed by Mobil Oil Corporation in various capacities within its pipeline, crude oil, and gas liquid operations. Mr. Neumeyer holds a bachelor of science in mechanical engineering from Southern Methodist University in Dallas and is a registered professional engineer in the state of Texas.

     Wesley M. Skelton serves as Executive Vice President, Controller and Chief Administrative Officer of our general partner. Mr. Skelton has served in such capacities since June 2002. Mr. Skelton joined Martin Resource Management in 1981 and has served as Chief Administrative Officer since 1981 and a Director since 1990. Prior to joining Martin Resource Management, Mr. Skelton served as Treasurer of First Federal Savings & Loan, Marshall, Texas from January 1977 through January 1981 and was employed by Peat Marwick, Mitchell & Co. from August 1973 through January 1977. Mr. Skelton holds a bachelor of business administration degree from the University of Texas, and is a Certified Public Accountant licensed in the state of Texas.

     Scott D. Martin serves as a member of the Board of Directors and as General Manager, Marine Operations of our general partner. Mr. Martin has served in such capacities since June 2002. Mr. Martin has served as a Director of Martin Resource Management since 1990. He has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1980. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he is a member of the Walton Business School advisory board.

     John P. Gaylord serves as a member of the Board of Directors of our general partner. Mr. Gaylord has served as a Director since June 2002. Mr. Gaylord has served as the President of Jacintoport Terminal Company since 1992. He originally joined Jacintoport Terminal Company when it was founded in 1989 as Vice President of Finance. Jacintoport Terminal Company is the general partner of Chartco Terminal L.P. which has storage and terminalling operations in Houston, Texas. Mr. Gaylord holds a bachelor of arts degree from Texas Christian University and a masters of business administration degree from Southern Methodist University.

     C. Scott Massey serves as a member of the Board of Directors of our general partner. Mr. Massey has served as a Director since June 2002. Mr. Massey has been self employed as a Certified Public Accountant since 1998. From 1977 to 1998, Mr. Massey worked for KPMG Peat Marwick, LLP in various positions, including, most recently, as a Partner in the firm’s Tax Practice — Energy, Real Estate, Timber from 1986 to 1998. Mr. Massey received a bachelor of business administration degree from the University of Texas at Austin and a juris doctor degree from the University of Houston. Mr. Massey is a Certified Public Accountant, licensed in the states of Louisiana and Texas.

     Richard D. Waters, Jr. serves as a member of the Board of Directors of our general partner. Mr. Waters has served as a Director since June 2002. Mr. Waters is a partner of JPMorgan Partners, the private equity investing arm of J.P. Morgan Chase & Co. Prior to joining Chase Capital Partners, the predecessor to JPMorgan Partners, in 1996, Mr. Waters had served in Chase’s Merchant Banking Group since 1986. JPMorgan Partners holds a warrant from Martin Resource Management, the owner of our general partner, allowing it to acquire for nominal consideration up to 7.25% of Martin Resource Management’s common stock. For further information concerning this warrant, please read the footnotes to the Martin Resource Management security ownership table in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Waters also serves as a director of NuCo2 Inc. Mr. Waters received a bachelor of arts degree in economics from Hamilton College and a master of business administration degree from Columbia University.

Independence of Directors

     Messrs. Gaylord, Massy and Waters qualify as “independent” in accordance with the published listing requirements of NASDAQ and applicable securities laws. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Meetings and Committees

     From January 1, 2003 to December 31, 2003, the Board of Directors of our general partner held eleven meetings. All five directors then in office attended all of these meetings, either in person or by teleconference, except for Richard D. Waters, Jr. who was not present at one meeting during such period. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of, standing Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2003 to December 31, 2003, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (three meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Waters. All three of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (four meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Waters. All three of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Compensation Committee (no meetings). The members of the compensation committee are Messrs. Gaylord, Massey and Waters (chairman). All three of the members, attended all meetings of the compensation committee for the period noted above. The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

Nominating Committee (no meetings). The members of the nominating committee are Messrs. Gaylord, Massey and Waters (chairman). The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner.

Compensation of Directors

     Officers of our general partner who also serve as directors will not receive additional compensation. Non-employee directors of our general partner are entitled to receive an annual retainer fee of $20,000 per year. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

     The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2003. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.

Code of Ethics and Business Conduct

     Our general partner has adopted a Code of Ethics and Business Conduct applicable to all of our general partner’s employees (including any employees of Martin Resource Management who undertake actions with respect to us or on our behalf), including all officers, and including our general partner’s independent directors, who are not employees of our general partner, with regard to their activities relating to us. The Code of Ethics and Business Conduct incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our general partner’s employees (including any employees of Martin Resource Management who undertake actions with respect to us or on our behalf) that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The Code of Ethics and Business Conduct is publicly available on our website under the “Governance” section (at www.martinmidstream.com). This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report. If any substantive amendments are made to the Code of Ethics and Business Conduct or if we or our general partner grant any waiver, including any implicit waiver, from a provision of the code to any of our general partner’s executive officers and directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2003.

Reimbursement of Expenses of our General Partner

     Our general partner does not receive a management fee or other compensation for its management of us. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. General and administrative expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $2.0 million cap. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”

Item 11. Executive Compensation

     We have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for certain indirect general and administrative expenses, including compensation expense relating to the service of these individuals, that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. The following table sets forth the compensation expense that was allocated to us for the services of each of the executive officers of our general partner for the period from January 1, 2003 to December 31, 2003. This expense was paid by us to Martin Resource Management for the service of such officers pursuant to the omnibus agreement. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.

Summary Compensation Table

	Allocated Annual Compensation
				Other
				Annual	All Other
				Compen-	Compen-
Name and Principal Position	Year	Salary	Bonus	sation	sation
Ruben S. Martin Chief Executive Officer	2003	$56,648	$0	$0	$0
Robert D. Bondurant Chief Financial Officer	2003	$49,683	$43,750	$0	$0
Donald R. Neumeyer Chief Operating Officer	2003	$33,996	$0	$0	$0
Wesley M. Skelton Controller	2003	$65,191	$0	$0	$0

Employee Benefit Plans

  Martin Midstream Partners L.P. Long-Term Incentive Plan

     Our general partner has adopted the Martin Midstream Partners L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. As of March 23, 2004, no awards have been granted pursuant to the long-term incentive plan. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of our general partner’s board of directors.

     Our general partner’s board of directors, in its discretion, may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

     Restricted Units. A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. The compensation committee will determine the period over which restricted units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of us, our general partner or Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management.

     If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any affiliate of our general partner or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The committee responsible for the administration of the long-term incentive plan, in its discretion, may grant distribution equivalent rights with respect to any restricted unit grants.

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

     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 23, 2004, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

     Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any affiliate of our general partner or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the optionee.

  Martin Resource Management Employee Benefit Plans

     Martin Resource Management has employee benefit plans for its employees and consultants who perform services for us. The following summary of these plans is not complete but outlines the material provisions of these plans.

     Martin Resource Management Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. This employee stock ownership plan is referred to in this prospectus as the “ESOP.” Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment. Any forfeitures of non-vested accounts are allocated to the accounts of employed participants. Except for rollover contributions, participants are not permitted to make contributions to the ESOP.

     Martin Resource Management Profit Sharing Plan. Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to in this prospectus as the “401(k) Plan.” Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 15% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan in a percentage determined in the discretion of the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.

     Martin Resource Management Phantom Stock Plan. Under Martin Resource Management’s phantom stock plan, phantom stock units granted thereunder have a ten year life and are non-transferable. Each recipient may exercise an election to receive either

•	an equivalent number of shares of Martin Resource Management or

•	cash based on the latest valuation of the shares of common stock of Martin Resource Management held by the ESOP.

     Any common stock of Martin Resource Management received cannot be pledged or encumbered. The recipient must sign an agreement waiving any voting rights with respect to shares received. Cash elections are paid in five equal annual installments. A put option, exercisable at the then fair market value of the common stock, is exercisable by the employee in the event Martin Resource Management is sold prior to an employee’s election to receive common stock or cash.

     Martin Resource Management Non-Qualified Option Plan. In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants. Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, the beneficial ownership of our units as of March 23, 2004 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each named executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage		Percentage of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units to be	Units to be	Units to be	Units to be	Units to be
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned	Owned	Owned(2)
Martin Resource Management Corporation	—	—	4,253,362	100%	50.2%
Ruben S. Martin	7,000	—	4,253,362 (3)	100%	50.3%
Scott D. Martin	7,000	—	4,253,362 (3)	100%	50.3%
Donald R. Neumeyer	1,095	—	—	—	—
Wesley M. Skelton	1,000	—	—	—	—
Robert D. Bondurant	1,000	—	—	—	—
John P. Gaylord	10,000	—	—	—	—
C. Scott Massey	1,000	—	—	—	—
Richard D. Waters Jr.	—	—	—	—	—
All directors and executive officers as a group (8 persons)	28,095	1.0%	4,253,362	100%	50.5%

(1)	The address Martin Resource Management Corporation and all of the individuals listed in this table is c/o Martin Midstream Partners, L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Includes the 4,253,362 subordinated units owned directly by Martin Resource Management. Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves on its Board of Directors. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the subordinated units owned by Martin Resource Management.

     Martin Resource Management owns our general partner and, together with our general partner, owns approximately 51.2% of our outstanding units. The table below sets forth information as March 23, 2004 concerning (i) the beneficial ownership of the redeemable preferred stock of Martin Resource Management, (ii) each person owning in excess of 5% of common stock of Martin Resource Management, and (iii) the common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

			Beneficial Ownership of
	Beneficial Ownership of		Redeemable Preferred
	Common Stock		Stock		Percent of
	Number of	Percent of	Number of	Percent of	Total Voting
Name of Beneficial Owner(1)	Shares	Outstanding	Shares	Outstanding	Power
Terence Sean Martin	1,269	15.1%	2,527	16.6%	16.1%
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones(2)	1,278	15.2%	—	—	5.4%
Martin Resource Management Corporation Employee Stock Ownership Trust(3)	655	7.8%	—	—	2.8%
Martin Grandchild’s Trust f/b/o Angela Jones(4)	—	—	2,527	16.6%	10.7%
RSM, III Investments, Ltd.(5)	2,267	27.0%	—	—	9.6%
SKM Partnership, Ltd.(6)	2,560	30.5%	—	—	10.8%
JPMorgan Partners (8)	657	7.3%	—	—	2.7%
Ruben S. Martin(2) (3) (4) (5) (9)	4,534	54.0%	7,600	50.0%	51.4%
Scott D. Martin (2) (3) (4) (6) (9)	4,533	53.9%	7,600	50.0%	51.4%
Donald R. Neumeyer(7)	36	*	—	—	*
Wesley M. Skelton(3) (7)	683	8.1%	—	—	2.9%
Robert D. Bondurant (7)	100	1.2%	—	—	*
Richard D. Waters, Jr. (8)	656.84	7.3%	—	—	2.7%
Executive officers and directors as a Group (5 individuals)	7,258	78.7%	12,673	83.4%	84.4%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Ruben S. Martin and Scott D. Martin are the co-trustees of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 655 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 735 shares.

(4)	Ruben S. Martin is the trustee and Scott D. Martin is the successor trustee of the Martin Grandchild’s Trust f/b/o Angela Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of redeemable preferred stock reported herein as beneficially owned by such individuals includes the 2,527 shares owned by such trust.

(5)	Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,267 shares owned by such entity.

(6)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(7)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 36, 28 and 100 shares, respectively, by virtue of options issued under Martin Resource Management’s nonqualified stock option plan.

(8)	JPMorgan Partners holds a warrant to acquire 656.84 shares of Martin Resource Management common stock. Richard D. Waters Jr. is a partner of JPMorgan Partners and, as a result, he may be deemed to be the beneficial owner of the securities owned by JPMorgan Partners. JPMorgan Partners acquired this warrant in December 1998 in connection with a subordinated debt facility established in favor of Martin Resource Management. This subordinated debt facility was assumed by us in connection with our formation and the outstanding principal balance plus accrued interest and prepayment fees was repaid in its entirety with proceeds from our initial public offering in November 2002. We did not assume the warrant in connection with our assumption of the subordinated debt facility. The warrant contains a put right that became exercisable in January 2004. Pursuant to such put right, JPMorgan Partners can require Martin Resource Management to repurchase the warrant for the fair market value of the underlying securities. Due to the existence of this put right, JPMorgan Partners and Martin Resource Management have commenced preliminary discussions concerning Martin Resource Management’s repurchase of this warrant for approximately $6.5 million. We will not be a party to any such transaction nor fund any portion of the repurchase price anticipated to be paid by Martin Resource Management.

(9)	Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves on its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc., thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 40 shares owned by Martin Transport, Inc.

Item 13. Certain Relationships and Related Transactions

     Martin Resource Management owns 4,253,362 subordinated units representing approximately 50.2% of our outstanding limited partnership interests. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 50.2% of our outstanding limited partnership interests, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

Distributions and Payments to the General Partner and its Affiliates

     The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by our general partner and Martin Resource Management for the transfer of assets to us	•	4,253,362 subordinated units;

	•	2% general partner interest; and

	•	the incentive distribution rights.

Operational Stage

Distributions of available cash to our general partner	We will generally make cash distributions 98% to our unitholders, including Martin Resource Management as holder of all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level as a result of its incentive distribution rights.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $0.3 million on its 2.0% general partner interest and Martin Resource Management would receive an aggregate annual distribution of approximately $8.5 million on its subordinated units.

Payments to our general partner and its affiliates	Martin Resource Management is be entitled to reimbursement for all direct and indirect expenses it or our general partner incur on our behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. The indirect expenses include general and administrative expenses and an allocation of its corporate overhead. The reimbursement amount with respect to indirect general and administrative expenses and the corporate overhead allocation will not exceed $2.0 million for year ending October 31, 2004. For each of the following four years, this amount may be increased by no more than percentage increase in the consumer price index for the applicable year. In addition, our general partner may agree, with the consent of the conflicts committee of our general partner, to further increases through the acquisition or construction of new assets or businesses. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner.	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements

     We and Martin Resource Management have entered into various agreements that are not the result of arm’s-length negotiations and consequently may not be as favorable to us as they might have been if we had negotiated them with unaffiliated third parties.

   Omnibus Agreement

     We and our general partner are parties to an omnibus agreement with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management’s tradenames and trademarks.

     Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of:

•	providing marine transportation of hydrocarbon products and by-products;

     providing terminalling services for hydrocarbon products and by-products;

•	distributing LPGs; and

•	manufacturing and selling fertilizer products and other sulfur-related products.

This restriction do not apply to:

•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating an underground LPG storage facility in Arcadia, Louisiana, and

•	operating, solely for our account, a LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.

     Indemnification Provisions. Under the omnibus agreement, Martin Resource Management is obligated to indemnify us for five years after the closing of our initial public offering:

•	certain potential environmental liabilities associated with the operation of the assets contributed to us, and assets retained, by Martin Resource Management that relate to events or conditions occurring or existing before November 1, 2002, and

•	any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.

     However, Martin Resource Management’s maximum liability for this indemnification obligation will not exceed $7.5 million. Martin Resource Management will also indemnify us for liabilities relating to:

•	legal actions currently against Martin Resource Management at the time of our formation;

•	events and conditions associated with any assets retained by Martin Resource Management;

•	certain defects in the title to the assets contributed to us by Martin Resource Management that arise within a four year period beginning on November 1, 2002 to the extent such defects materially and adversely affect our ownership and operation of such assets;

•	our failure to obtain certain consents and permits necessary to conduct our business to the extent such liabilities arise within a three year period beginning on November 1, 2002; and

•	certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time that they were contributed.

     Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management is reimbursed by us for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management’s indirect general and administrative expenses from its corporate allocation pool. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. Beginning in November 2007, our general partner will determine the general and administrative expenses that will be allocated to us. Administrative and general expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $2.0 million cap. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control our general partner.

     Related Party Transactions. The omnibus agreement prohibits us from entering into any material agreement with Martin Resource Management without the prior approval of the conflicts committee of our general partner’s board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between us and Martin Resource Management that requires aggregate annual payments in excess of then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read “— Services” above.

     License Provisions. Under the omnibus agreement, Martin Resource Management has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its tradenames and marks, as well as the tradenames and marks used by some of its affiliates.

     Management of CF Martin Sulphur. Subject to the limitations referred to below, Martin Resource Management agreed that it will exercise its management rights regarding the operations of CF Martin Sulphur in a manner that it reasonably believes is in our best interests. Martin Resource Management also agreed that it will not approve or consent to any amendment to the CF Martin Sulphur partnership agreement without our prior written consent. Please read “Item 1. Business — CF Martin Sulphur” for a discussion of Martin Resource Management’s management rights regarding the operations of CF Martin Sulphur. However, in no event will persons affiliated with Martin Resource Management who serve as managers of CF Martin Sulphur L.L.C., the general partner of CF Martin Sulphur, be required to act in any manner that such person reasonably believes would violate law or constitute a breach of a fiduciary or similar duty. Except when obligated to do so, Martin Resource Management also agrees that it will neither sell its or our interest in CF Martin Sulphur, nor purchase an interest of a third party in the partnership, in accordance with the partnership agreement of CF Martin Sulphur without our written consent and, in some cases, only as directed by us. In the event we and Martin Resource Management agree to purchase an interest of a third party in CF Martin Sulphur, we agree that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

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

   Motor Carrier Agreement

     We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. Under the agreement, Martin Transport agreed to ship our LPG shipments as well as other liquid products.

     Term and Pricing. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our shipping rates are fixed for the first year of the agreement, subject to adjustments resulting from cost items imposed on Martin Transport as the result of circumstances beyond Martin Transport’s control and affecting similarly-situated private trucking companies. Thereafter, these rates will be adjusted on at least an annual basis as negotiated by the parties. In the event the parties are not able to agree on adjustments, the rates previously in effect will be adjusted according to a price index. Shipping charges under the agreement are also subject to a fuel surcharge determined each week in accordance with in the most recent U.S. Department of Energy’s national diesel price index.

     Indemnification. Martin Transport has indemnified us against all claims arising out of the negligence or willful misconduct of Martin Transport and its officers, employees, agents, representatives and subcontractors. We indemnified Martin Transport against all claims arising out of the negligence or willful misconduct of us and our officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport and us, our indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.

   Other Agreements

     Terminal Services Agreement. We are a party to a terminal services agreement with Martin Resource Management under which we provide the following services for Martin Resource Management at our terminals:

•	we unload, transfer and store products received from vessels or trucks at the terminal; and

•	we transfer products stored at the terminal to vessels or trucks.

     This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

     Marine Transportation Agreement. We are a party to a marine transportation agreement under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Additionally, Martin Resource Management agreed for a three year period to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

     Product Storage Agreement. We are a party to a product storage agreement with Martin Resource Management under which we lease storage space at Martin Resource Management’s underground storage facility located in Arcadia, Louisiana. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index. We indemnified Martin Resource Management from any damages resulting from our delivery of products that are contaminated or otherwise fail to conform to the product specifications established in the agreement, as well as any damages resulting from our transportation, storage, use or handling of products.

     Marine Fuel. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas services by these docks under this agreement. Martin Resource Management provides fuel at a set margin of $.035 above its cost on a spot-contract basis. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

     Sulfuric Acid. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides sulfuric acid for our Plainview facility. We agreed to purchase all of our sulfuric acid requirements for our Plainview facility under this agreement. Martin Resource Management provides sulfuric acid at a set margin of $4.00 per short ton above its cost on a spot-contract basis. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

     Throughput Agreement. We are a party to a three-year throughput agreement under which Martin Resource Management agreed to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fees were fixed for the first year of the agreement and are adjusted annually based on an index price.

     Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is be obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management and CF Martin Sulphur who also have tanks located at the Stanolind facility. See “Business — Terminalling Business — Our Marine Terminals — Specialty Petroleum Terminals.”

     In connection with the closing of the Tesoro Marine asset acquisition, we entered into the following additional agreements with Martin Resource Management:

     Terminal Services Agreement. We entered into a terminal services agreement under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

     Transportation Services Agreement. We entered into a transportation services agreement under which we provide marine transportation services to Martin Resource Management. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

     Lubricants and Drilling Fluids Terminal Services Agreement. We entered into a lubricants and drilling fluids terminal services agreement under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. We have agreed to a minimum annual total handling quantity and commission, as a result of which, at the first year fee rate, we will pay Martin Resource Management a minimum of $0.5 million. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

Item 14. Principal Accounting Fees and Services

     KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2003 and 2002. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2003		2002
Audit fees	$280,000	(1)	$975,000	(2)
Audit related fees	—		—

Audit and audit related fees	280,000		975,000

Tax fees	90,000	(3)	248,000	(4)
All other fees	—		—

Total fees	$370,000		$1,223,000

(1) 2003 audit fees includes fees for audits of our 2003 financial statements ($195,000). Audit fees also include audit and reviews of acquiree’s financial statement included in our Registration Statement on Form S-1 and fees for services related to the review of such registration statement and the issuance of a comfort letter to the underwriters ($85,000).

(2) 2002 audit fees includes fees for audits of our 2002 financial statements ($200,000). Audit fees also includes audits of 2001, 2000, and 1999 financial statements of the Predecessor included in our Registration Statement on Form S-1 and fees for services related to the review of such registration statement and the issuance of the related comfort letter to the underwriters ($775,000).

(3) 2003 tax fees are for services related to review of our returns, and research and consultations on other tax related matters.

(4) 2002 tax fees are for services related to tax research and consultation related to our formation.

     Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in year ended December 31, 2003 were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and Subsidiaries and Martin Midstream Partners Predecessor are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated and Combined Statements of Operations for the year ended December 31, 2003, the period from November 6, 2002 through December 31, 2002, the period from January 1, 2002 through November 5, 2002 and the year ended December 31, 2001

Consolidated and Combined Statements of Changes in Capital/Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2003, the period from November 6, 2002 through December 31, 2002, the period from January 1, 2002 through November 5, 2002 and the year ended December 31, 2001

Notes to the Consolidated and Combined Financial Statements

(2)	Financial Statements of CF Martin Sulphur, L.P. for the years ended December 31, 2003 and December 31, 2002, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

Financial schedules under this item are not applicable or required.

(b)	Reports on Form 8-K

On October 28, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of October 28, 2003), which furnished its press release dated October 28, 2003 as Exhibit 99.1, announcing the execution of a definitive Asset Purchase Agreement with Tesoro Marine Services, L.L.C.

On November 7, 2003, Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of November 6, 2003), which furnished its press release dated November 6, 2003 as Exhibit 99.1, announcing its third quarter earnings call and the release of financial results for the quarter ended September 30, 2003.

On November 10, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of November 10, 2003), which furnished its press release dated November 10, 2003 as Exhibit 99.1, announcing financial results for the quarter ended September 30, 2003.

On December 22, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of December 22, 2003), which contained balance sheets for its general partner, Martin Midstream GP LLC, for the year ended December 31, 2002 and the nine months ended September 30, 2003.

On December 22, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of December 22, 2003), which furnished its press release dated December 22, 2003 as Exhibit 99.1, announcing the filing of a registration statement relating to a public offering of common units.

On December 23, 2003, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of December 23, 2003), which furnished its press release dated December 23, 2003 as

Exhibit 99.1, announcing the completion of the acquisition of assets from Tesoro Marine Services, L.L.C.

(c)	Exhibits

Reference is made to the Index to Exhibits beginning on page 110 for a list of all exhibits filed as part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P. (Registrant)

	By:	Martin Midstream GP LLC Its General Partner

Date: March 23, 2004		By:	/s/ RUBEN S. MARTIN
Ruben S. Martin President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2004.

Signature	Title
/s/ RUBEN S. MARTIN Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)

/s/ ROBERT D. BONDURANT Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)

/s/ WESLEY M. SKELTON Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)

/s/ SCOTT D. MARTIN Scott D. Martin	Director of Martin Midstream GP LLC

/s/ JOHN P. GAYLORD John P. Gaylord	Director of Martin Midstream GP LLC

/s/ C. SCOTT MASSEY C. Scott Massey	Director of Martin Midstream GP LLC

/s/ RICHARD D. WATERS Richard D. Waters	Director of Martin Midstream GP LLC

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Credit Agreement dated November 6, 2002 (“Credit Agreement”), among the Operating Partnership, as borrower, the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, Comerica Bank-Texas, as co-agent, and the lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.2*	First Amendment to Credit Agreement, dated December 23, 2003.

10.3	Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation (“MRMC”), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC (“MGMLLC”), Martin Resources, Inc., Martin L.P. Gas, Inc. (“MLP Gas”), Martin Gas Sales LLC (“MGSLLC”), Martin Transport, Inc. (“Transport”), CF Martin Sulphur Holding Corporation (“CFMSHC”) and Midstream Fuel Service LLC (“MFSLLC”) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and

Exhibit
Number	Exhibit Name
incorporated herein by reference).

10.8	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.9	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.15	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.16	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.17	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.18	Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Transportation Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.20	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

21.1*	List of Subsidiaries.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith

Financial Statement Schedule
Pursuant to Item 15(a)2

CF MARTIN SULPHUR, L.P.

Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Partners
CF Martin Sulphur, L.P.:

We have audited the accompanying balance sheets of CF Martin Sulphur, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF Martin Sulphur, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for goodwill in 2002.

KPMG LLP

/s/ KPMG LLP

Shreveport, Louisiana
February 20, 2004

CF MARTIN SULPHUR, L.P.

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,372,153	$3,125,969
Accounts receivable:
Trade	4,938,032	4,529,158
Related parties	1,252,332	3,346,599
Product exchanges	874,796	634,412
Inventories:
Sulfur	1,719,216	1,574,126
Materials and supplies	384,091	416,485
Fuel	237,991	236,086
Other current assets	581,111	288,132

Total current assets	11,359,722	14,150,967
Net property, plant, and equipment	28,530,203	29,671,042
Goodwill	8,828,785	8,828,785
Other assets	699,655	859,292

	$49,418,365	$53,510,086

Liabilities and Partners’ Capital
Current liabilities:
Current installments of long-term debt	$1,042,000	$1,042,000
Accounts payable:
Trade	4,977,816	5,842,460
Related parties	657,849	552,111
Product exchanges	1,541,720	1,216,207
Accrued expenses and other liabilities	491,154	507,785

Total current liabilities	8,710,539	9,160,563
Long-term debt, excluding current installments	10,721,000	11,763,000

Total liabilities	19,431,539	20,923,563
Partners’ capital	29,986,826	32,586,523
Commitments and contingencies	—	—

	$49,418,365	$53,510,086

See accompanying notes to financial statements.

CF MARTIN SULPHUR, L.P.

Statements of Operations

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Revenues:
Sulfur sales	$65,226,667	$49,148,015	$27,033,925
Freight	3,406,884	2,451,733	853,895

Total revenues	68,633,551	51,599,748	27,887,820

Costs and expenses:
Cost of sulfur sold:
Cost of product	44,357,826	28,144,853	14,395,843
Operating expense	15,012,299	13,241,736	7,229,176
General and administrative expense	1,425,130	1,309,077	1,436,472
Depreciation and amortization	2,404,778	2,142,064	1,775,276

Total costs and expenses	63,200,033	44,837,730	24,836,767

Operating income	5,433,518	6,762,018	3,051,053

Other income (expense):
Interest expense	(856,238)	(954,331)	(820,436)
Interest income	23,023	31,226	485
Other, net	—	—	25,604

	(833,215)	(923,105)	(794,347)

Net earnings	$4,600,303	$5,838,913	$2,256,706

See accompanying notes to financial statements.

CF MARTIN SULPHUR, L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2003, 2002, and 2001

	General Partner	Limited Partners
			Martin
			Operating
		CF	Partnership L.P.
	CF Martin	Industries,	(successor to
	Sulphur L.L.C.	Inc.	Martin Companies)	Total
Balance at December 31, 2000	$270,809	$19,061,713	$7,748,382	$27,080,904
Net earnings	22,568	1,117,069	1,117,069	2,256,706
Capital distributions	(7,900)	(391,050)	(391,050)	(790,000)

Balance at December 31, 2001	285,477	19,787,732	8,474,401	28,547,610
Net earnings	58,389	2,890,262	2,890,262	5,838,913
Capital distributions	(18,000)	(891,000)	(891,000)	(1,800,000)

Balance at December 31, 2002	325,866	21,786,994	10,473,663	32,586,523
Net earnings	46,003	2,277,150	2,277,150	4,600,303
Capital distributions	(72,000)	(3,564,000)	(3,564,000)	(7,200,000)

Balance at December 31, 2003	$299,869	$20,500,144	$9,186,813	$29,986,826

See accompanying notes to financial statements.

CF MARTIN SULPHUR, L.P.

Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$4,600,303	$5,838,913	$2,256,706
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,404,778	2,142,064	1,775,276
Gain on sale of fixed assets	—	—	(27,950)
Changes in operating assets and liabilities (exclusive of contributed amounts in 2000):
Accounts receivable trade	(408,874)	(2,418,975)	2,871,437
Accounts receivable product exchanges	(240,384)	528,783	(311,463)
Related parties, net	2,200,005	(1,973,316)	3,846,656
Inventories	(114,601)	(839,367)	731,202
Other current assets	(292,979)	(253,685)	(1,945)
Other assets	2,678	(530,187)	(499,539)
Accounts payable trade	(864,644)	4,154,504	(3,217,876)
Accounts payable product exchanges	325,513	978,903	(1,703,921)
Accrued expenses and other liabilities	(16,631)	(5,825)	199,430

Net cash provided by operating activities	7,595,164	7,621,812	5,918,013

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,106,980)	(6,710,838)	(1,291,631)
Proceeds from sale of property, plant, and equipment	—	—	58,200

Net cash used in investing activities	(1,106,980)	(6,710,838)	(1,233,431)

Cash flows from financing activities:
Increase (decrease) in bank overdraft	—	—	(580,673)
Proceeds from issuance of long-term debt	—	2,300,000	—
Principal payments on long-term debt	(1,042,000)	(927,000)	(582,000)
Payment of debt costs and debt guaranty fee	—	—	(89,914)
Cash contribution from partners	—	—	—
Cash distribution to partners	(7,200,000)	(1,800,000)	(790,000)

Net cash (used in) financing activities	(8,242,000)	(427,000)	(2,042,587)

Net increase (decrease) in cash	(1,753,816)	483,974	2,641,995
Cash at beginning of year	3,125,969	2,641,995	—

Cash at end of year	$1,372,153	$3,125,969	$2,641,995

Supplemental cash flow information:
Interest paid	$1,394,177	$879,794	$795,190

See accompanying notes to financial statements.

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

C.F. Martin Sulphur, L.P. (the “Partnership”) was formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act for the primary purpose of being an independent provider of transportation, terminalling, marketing and logistics management services for molten sulfur. Prior to November 6, 2002, ownership in the Partnership, as defined in its Agreement of Limited Partnership (“Agreement”), was shared among CF Martin Sulphur, L.L.C. as General Partner (1.0 percent) and CF Industries, Inc. (49.5 percent), Martin Gas Sales, Inc. (24.35 percent), Martin Gas Marine, Inc. (24.80 percent) and Martin Transport, Inc. (.35 percent) (collectively the “Martin Companies”) as Limited Partners. Effective November 6, 2002, the interests held by the Martin Companies were contributed into Martin Operating Partnership L.P. (MOP). The Partnership will continue in existence perpetually, unless earlier terminated in accordance with the Agreement. Partnership income, gain, loss and distributions will be allocated, in accordance with the limited partnership agreement, in accordance with the respective partners percentage interests.

CF Martin Sulphur, L.L.C. (the “Company”), a Delaware Limited Liability Company, was formed November 22, 2000 for the purpose of holding the general partner interest in the Partnership, and further, to manage the Partnership and conduct, direct and exercise full control over all activities of the Partnership. All management powers over the business and affairs of the Partnership are exclusively vested in the general partner. The Company is owned by CF Industries, Inc. (50 percent) and Martin Resource Management Corporation (“MRMC”) (50 percent). MOP is wholly owned by Martin Midstream Partners L.P. (“MMLP”). MRMC (through subsidiaries) owns 50.2% of the outstanding limited partnership interests in MMLP and a 2% general partner interest in MMLP.

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

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

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

Property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

(f)	Goodwill

Prior to January 1, 2002, the Company amortized goodwill over the expected periods to be benefited, 20 years. Amortization of goodwill totaled approximately $467,000 for 2001. Accumulated amortization as of December 31, 2001 was approximately $506,000.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to SFAS No.142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The following is a reconciliation of reported net earnings to the amounts that would have been reported had the Partnership been subject to SFAS No. 142 during the year ended December 31, 2001.

2001
Net earnings, as reported	$2,256,706
Goodwill amortization	466,720

Net income, as adjusted	$2,723,426

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

(g)	Impairment of Long-Lived Assets and Goodwill

The Company adopted SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Partnership determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(h)	Income Taxes

The federal income tax effect of Partnership activities has not been reflected in the financial statements since such taxes are the responsibility of the individual partners.

(i)	Use of Estimates

The preparation of the financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(j)	Revenue Recognition

Sulfur sales and freight revenue are recorded at delivery.

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

(k)	Reclassifications

Certain amounts previously reported for prior years have been reclassified to conform with the 2003 presentation.

(l)	Comprehensive Income

For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

(m)	Segment Reporting

The Partnership operates in one reportable operating segment.

(2)	Property, Plant, and Equipment

At December 31, 2003 and 2002, net property, plant, and equipment consisted of the following:

	Depreciable
	lives	2003	2002
Land	—	$546,217	546,217
Buildings and leasehold improvements	3 – 25 years	3,644,188	3,644,188
Marine vessels	4 – 25 years	20,392,951	20,137,727
Operating equipment	3 – 20 years	9,403,449	8,053,846
Furniture, fixtures, and other equipment	3 – 10 years	2,915	2,914
Construction and leasehold improvements in progress		—	497,848

		33,989,720	32,882,740
Accumulated depreciation		(5,459,517)	(3,211,698)

		$28,530,203	29,671,042

Depreciation expense was $2,247,819, $1,830,147, and $1,308,556 for the years ended December 31, 2003, 2002, and 2001, respectively.

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

(3)	Long-Term Debt

At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002
United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184,000 (Barge Series Bonds) and $107,000 (Tug Series Bonds), plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	$10,268,000	10,850,000
Note payable to bank, maturing in 2007, payable in quarterly installments of $115,000, plus variable interest (3.42% at December 31, 2003), secured by a sulfur tank	1,495,000	1,955,000

	11,763,000	12,805,000
Less current installments	(1,042,000)	(1,042,000)

Long-term debt, excluding current installments	$10,721,000	11,763,000

The aggregate maturities of long-term debt for the next five years are as follows: 2004 – $1,042,000; 2005 – $1,042,000; 2006 – $1,042,000; 2007 – $697,000; and 2008 – $582,000.

The United States Government Guaranteed Ship Financing Bonds (the “Bonds”), 1995 Series, were originally issued by Martin Gas Marine, Inc. with aggregate original principal totaling $14,526,000 including $9,195,000 designated “Barge Series Bonds” and $5,331,000 designated “Tug Series Bonds.” The Bonds were issued under a trust indenture dated November 30, 1995. The Bonds were issued to finance the construction of a 10,500 long-ton molten sulfur barge (the “barge”) and a 7,000 horsepower ocean-going tug (the “tug”). Upon formation of the Partnership, Martin Gas Marine, Inc. transferred to the Partnership all of its rights, title, and interest in the vessels. In return, the Partnership assumed all liability under the indenture, including the outstanding bonds.

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

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

In November 2000, the Partnership entered into a Credit Agreement with Harris Trust and Savings Bank consisting of a $5,000,000 Revolving Note maturing in November 2004. There were no amounts outstanding under the Revolving Note at December 31, 2003 and 2002.

Interest on the facility is due and payable monthly at a rate fluctuating with the base rate in effect on the date of the respective draws. The Revolving Note is secured by all accounts, general intangibles, inventory, and deposit accounts of the Partnership.

Under the terms of the Credit Agreement, the Revolving Note facility borrowing base will equal the sum of (a) 80% of eligible accounts receivable, excluding exchanges plus (b) 65% of eligible inventory. The amount available under the borrowing base was approximately $4,140,500 and $5,858,000 (limited to the $5,000,000 maximum under the Revolving Note) at December 31, 2003 and 2002, respectively.

Commitment fees are due and payable quarterly under the Credit Agreement at the rate of .5% per annum on the average daily unused portion of the Commitment.

Under the terms of the Partnership’s debt agreements, the Partnership is required to maintain compliance with certain financial ratios and covenants. The agreements also contain restrictions as to distributions of capital and dividends from the Partnership. These agreements also restrict liens on assets. The Partnership was in compliance with all restrictive covenants as of and for all periods presented. Under the terms of the debt agreements, substantially all assets of the Partnership are pledged.

(4)	Related Party Transactions

Included in the financial statements for December 31, 2003 and 2002 are various related party transactions and balances.

The Partnership was provided management, employee, terminal operations, and marine transportation services through a Master Services Agreement (“MSA”) with MRMC, Martin Gas Marine, Inc., and Martin Gas Sales, Inc. through November 6, 2002 and MRMC and MOP subsequent to November 6, 2002 (As of November 6, 2002, Martin Resources, Inc., certain operations of Martin Gas Marine, Inc., and Martin Gas Sales, Inc. were contributed to MOP). The fees related to these services are reflected in operating and general and administrative expenses in the financial statements. The MSA remains in effect until November 22, 2010 and may be extended for successive periods of one year.

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

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

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

The Partnership sells and purchases sulfur from related parties in the normal course of business. The Partnership purchased 0.4122 acres of land from Martin Gas Sales, Inc. during April 2002.

Significant transactions with related parties reflected in the financial statements for the years ended December 31, 2003, 2002 and 2001 are as follows:

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

	Related Party	2003	2002	2001
Sulfur sales	CF Industries	$16,191,637	$17,023,486	$11,299,267
Sulfur sales	MOP	537,149	—	—
Sulfur sales	MRMC	1,908,959	—	—
Freight revenue	MOP	68,978	52,000	—
Freight revenue	MRMC	211,839	—	—
Cost of product:
Purchase of sulfur	MOP	316,830	110,041	166,905
Purchase of sulfur	MRMC	—	—	—
Truck freight	MRMC	4,509,457	5,865,588	3,908,557
Barge freight (Marine transportation fee)	MOP	108,715	197,768	94,333
Barge freight (Marine transportation fee)	MRMC	—	—	—
Operating expenses:
Fuel	MRMC	1,571,904	1,714,444	1,359,230
Employees services allocated costs	MRMC	876,763	761,560	721,655
Crew charge	MOP	1,223,020	1,222,020	1,219,989
Crew charge	MRMC	—	—	—
General and administrative expenses:
Management services fee	MOP	201,600	201,600	201,600
Management services fee	MRMC	230,400	219,600	201,600
Time charter fees expense	MOP	5,475,000	4,630,000	—
Time charter fees expense	MRMC	—	—	—
Deferred time charter fees	MOP	—	564,322	558,610

In addition, certain operating expenses are paid directly by MRMC and MOP and then reimbursed by the Partnership. Such pass-through arrangements amounted to $1,566,412, $2,113,835 and $2,695,091 in 2003, 2002 and 2001 respectively.

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

The balance sheets at December 31, 2003 and 2002 include receivables and payables from related parties as follows:

	2003	2002
Accounts receivable:
CF Industries, Inc.	$1,107,483	3,070,724
MOP	144,849	275,875

	$1,252,332	3,346,599

Accounts payable:
Martin Transport	135	205,994
Central Oil Company	—	57,277
MOP	657,714	288,840

	$657,849	552,111

Accounts receivable from related parties represent trade sales.

(5)	Time Charter

Effective October 25, 2001, the Partnership entered into a time charter agreement with Martin Gas Marine, Inc. (which on November 6, 2002 became part of MOP) for the usage of an ocean going tug (Orion) and barge (Poseidon) (together, the “Vessels”) for the transportation of sulfur. The charter has an unlimited overall term, however the Partnership committed to a minimum term of one year. After this one year term, the Partnership may cancel at any time. As of December 31, 2002, the Partnership anticipated the service period related to the charter to be a minimum of three years. During 2003, the Partnership re-evaluated the service period of the charter and currently anticipates the service period related to the charter to be a minimum of six years.

The Poseidon was previously an oil barge and needed to be converted for sulfur transportation. Such conversion was begun at the inception of the charter and was completed in late February 2002. Total conversion costs were approximately $3,600,000, all paid to third parties. A portion (estimated to be 29%) of the conversion costs will be completely borne by the Partnership and a portion (estimated to be 71%) are eligible for reimbursement from MOP. Such reimbursement will occur upon termination of the charter and return of the vessels back to MOP and will be calculated on a basis which considers actual cost less accumulated depreciation. Amortization of the leasehold costs began concurrent with placing of the vessel in service in late February 2002. For the leasehold improvement costs completely borne by the Partnership, such costs are being amortized over the expected service life of the charter, (six years during 2003 and three years during 2002. For the leasehold improvements subject to reimbursement, such costs are being amortized over the expected life of the improvements to the vessels.

In addition, the charter specified a reduced daily fee to MOP during the conversion period, which amounted to $7,000 per day, plus a minimum standby crew fee not to exceed $2,000 per day. At the end of the conversion period, such costs amounted to approximately $1,123,000. These costs

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

are included in other assets on the balance sheet and are being amortized over the expected service life of the charter (six years during 2003 and three years during 2002). Net costs included in other assets were approximately $654,000 and $811,000 as of December 31, 2003 and 2002, respectively. Amortization expense totaled approximately $157,000 and $312,000 for 2003 and 2002, respectively.

The base charter fee is $15,000 per day plus fuel and port charges for the first two years with a CPI increase beginning in the third year. This base charter fee began in late February 2002 when the vessels were placed in service by the Partnership. The total expense recorded during 2003 and 2002 related to the base charter fee was $5,475,000 and $4,630,000, respectively, which is reflected in operating expense in the statement of operations.

The Partnership will periodically evaluate the estimated service life of the charter and adjust related amortization accordingly.

Based on the expected life of the charter, the Partnership would expect to pay the following amounts: 2004 – $5,475,000; 2005 – $5,475,000; 2006 – $5,475,000; 2007 – $5,475,000; and 2008 – $840,000.

(6)	Leases

The Partnership has numerous noncancelable operating leases primarily for railroad tank cars. Management expects to renew or enter into similar leasing arrangements for similar properties upon the expiration of the current lease agreements.

The future minimum lease payments under noncancelable operating leases for years subsequent to December 31, 2003 are as follows: 2004 – $1,026,570; 2005 – $1,014,960; 2006 – $466,660; 2007 – $225,000; and 2008 – $225,000.

During the normal course of business, the Partnership enters into various short-term operating leases which are renewed as needed. The more significant of these agreements includes the leasing of railroad tank cars.

In addition, the Partnership subleases from MOP a portion of the real property MOP leases at The Tampa Port Authority. Future minimum lease payments under the sublease agreement for years subsequent to December 31, 2003 are as follows: 2004 – $14,220; 2005 – $14,220; and 2006 – $13,628.

Total rent expense for operating leases for the years ended December 31, 2003, 2002, and 2001 was $1,320,706, $1,084,832, and $1,051,759, respectively.

(7)	Commitments and Contingencies

The Partnership has a long-term purchase contract with a nonaffiliated vendor for the purchase of a portion of its sulfur needs. The agreement remains in place until December 2005, with optional renewal periods ranging from one to three years upon the completion of the initial term. Annual

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2003 and 2002

purchase commitments under the agreement are approximately 230,000 tons of sulfur, with the price based upon published sulfur prices, adjusted monthly. Product purchases under the agreement for the years ended December 31, 2003, 2002, and 2001 were approximately $5,728,000, $7,567,000, and $5,848,000, respectively.

In addition to the foregoing, from time to time, the Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

