Form 10-Q
period 2004-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2004-05-13
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number
000-50056

MARTIN MIDSTREAM PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0527861 (IRS Employer Identification No.)

4200 Stone Road
Kilgore, Texas 75662
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (903) 983-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

     The number of the registrant’s Common Units outstanding at May 12, 2004 was 4,222,500.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED BALANCE SHEETS
As of March 31, 2004 (unaudited) and December 31, 2003
(Dollars in thousands)

		December 31,
	March 31, 2004	2003
	(Unaudited)	(Audited)
Assets
Cash	$4,344	$2,270
Accounts and other receivables, less allowance for doubtful accounts of $328 and $329	30,548	27,027
Product exchange receivables	209	1,783
Inventories	13,332	19,663
Due from affiliates	1,427	162
Other current assets	1,540	756

Total current assets	51,400	51,661

Property, plant, and equipment, at cost	114,838	113,907
Accumulated depreciation	(32,828)	(30,946)

Property, plant and equipment, net	82,010	82,961

Goodwill	2,922	2,922
Investment in unconsolidated entities	253	318
Other assets, net	1,560	1,823

	$138,145	$139,685

Liabilities and Partners’ Capital
Trade and other accounts payable	$16,176	$17,366
Product exchange payables	2,576	7,222
Due to affiliates	647	560
Other accrued liabilities	1,246	1,645

Total current liabilities	20,645	26,793
Long-term debt	37,000	67,000

Total liabilities	57,645	93,793

Partners’ capital	80,500	45,892
Commitments and contingencies	—	—

	$138,145	$139,685

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Terminalling	$3,766	$1,480
Marine transportation	7,948	6,453
Product sales:
LPG distribution	46,166	45,263
Fertilizer	9,216	8,003
Terminalling	1,972	—

	57,354	53,266

Total revenues	69,068	61,199

Costs and expenses:
Cost of products sold:
LPG distribution	44,944	43,629
Fertilizer	7,512	6,759
Terminalling	1,650	—

	54,106	50,388
Expenses:
Operating expenses	7,337	5,071
Selling, general and administrative	1,915	1,517
Depreciation and amortization	1,906	1,147

Total costs and expenses	65,264	58,123

Operating income	3,804	3,076

Other income (expense):
Equity in earnings of unconsolidated entities	529	794
Interest expense	(704)	(552)
Other, net	9	16

Total other income (expense)	(166)	258

Net income	$3,638	$3,334

General partner’s interest in net income	$73	$67
Limited partners’ interest in net income	$3,565	$3,267
Net income per limited partner unit	$0.45	$0.46
Weighted average limited partner units	7,967,840	7,153,362

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
For the three months ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Limited Partners				General Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances – January 1, 2003	2,900,000	$48,396	4,253,362	$(1,288)	$(2)	$47,106
Net Income	—	1,324	—	1,943	67	3,334
Cash distributions	—	(892)	—	(1,309)	(45)	(2,246)

Balances – March 31, 2003	2,900,000	$48,828	4,253,362	$(654)	$20	$48,194

Balances – January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892
Net Income	—	1,681	—	1,884	73	3,638
Follow-on public offering	1,322,500	34,048	—	—	—	34,048
General partner contribution	—	—	—	—	754	754
Cash distributions	—	(1,522)	—	(2,233)	(77)	(3,832)

Balances – March 31, 2004	4,222,500	$82,121	4,253,362	$(2,345)	$724	$80,500

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,638	$3,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,906	1,147
Amortization of deferred debt issuance costs	243	119
Equity in earnings of unconsolidated entities	(529)	(794)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(3,521)	1,570
Product exchange receivables	1,574	745
Inventories	6,331	5,379
Due from affiliates	(1,265)	(462)
Other current assets	(784)	(303)
Trade and other accounts payable	(1,190)	(1,682)
Product exchange payables	(4,646)	(860)
Due to affiliates	87	886
Other accrued liabilities	(399)	(1,065)
Change in other noncurrent assets, net	(4)	—

Net cash provided by operating activities	1,441	8,014

Cash flows from investing activities:
Payments for property plant, and equipment	(931)	(750)
Distributions from unconsolidated partnership	594	891

Net cash provided by (used in) investing activities	(337)	141

Cash flows from financing activities:
Payments of long-term debt	(30,000)	—
Cash distributions paid	(3,832)	(2,246)
General partner contribution	754	—
Follow on offering	34,048	—

Net provided by (used in) by financing activities	970	(2,246)

Net increase in cash and cash equivalents	2,074	5,909
Cash at beginning of period	2,270	1,734

Cash at end of period	$4,344	$7,643

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

March 31, 2004

(Unaudited)

1. Organization and Description of Business

          Martin Midstream Partners, L.P. (the “Partnership”) provides terminalling, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. (“CF Martin Sulphur”), which operates a sulfur storage and transportation business. The Partnership operates primarily in the Gulf Coast region of the United States.

          Before November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation (“MRMC”). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the “General Partner”), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) terminalling; (2) marine transportation of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas (“LPG”) distribution; and (4) fertilizer manufacturing.

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

2. Significant Accounting Policies

          In addition to matters discussed below in this note, the Partnership’s significant accounting policies are detailed in the audited consolidated and combined financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.

(a) Principles of Presentation and Consolidation

          The balance sheets as of March 31, 2004 and December 31, 2003 and the statements of operations, capital and cash flows for the three months ended March 31, 2004 and 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

          These financial statements should be read in conjunction with Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

March 31, 2004

(Unaudited)

reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year.

3. Goodwill

          The following information relates to goodwill balances as of the end of the periods presented:

	March 31,	December 31,
	2004	2003
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
LPG distribution segment	80	80
Fertilizer segment	816	816

	$2,922	$2,922

4. CF Martin Sulphur L.P.

          The following table sets forth CF Martin Sulphur’s summarized net income information for the three months ended March 31, 2004 and 2003. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur which is accounted for using the equity method of accounting. During the three months ended March 31, 2004 and 2003, the Partnership recorded equity in earnings from CF Martin Sulphur of $529 and $794, respectively, but recorded cash distributions therefrom of $594 and $891, respectively.

	Three Months Ended
	March 31,
	2004	2003
Revenues	$16,499	$17,728
Costs and expenses	15,498	16,177

Operating income	1,001	1,551
Interest expense	(200)	(204)
Other, net	3	(7)

Net income	$804	$1,340

5. Related Party Transactions

          Included in the financial statements for the three months ended March 31, 2004 and 2003, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

March 31, 2004

(Unaudited)

          Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC and Affiliates

	Three Months Ended
	March 31,
	2004	2003
LPG product sales (LPG revenues)	$254	$4
Terminalling revenue and wharfage fees (terminalling revenues)	974	216
Terminalling product sales (terminalling product sales revenues)	22	—
Marine transportation revenues (marine transportation revenues)	1,850	1,506
Fertilizer product sales (fertilizer revenues)	475	387
LPG storage and throughput expenses (LPG cost of products sold)	330	806
Land transportation hauling costs (LPG cost of products sold)	1,755	1,851
Sulfuric acid product purchases (fertilizer cost of products sold)	724	482
Fertilizer salaries and benefits (fertilizer cost of products sold)	687	746
Marine fuel purchases (operating expenses)	1,126	742
LPG truck loading costs (operating expenses)	67	100
Marine transportation salaries and benefits (operating expenses)	1,885	770
LPG salaries and benefits (operating expenses)	146	145
Terminalling handling fees (operating expenses)	126	—
Vehicle lease expense (operating expenses)	42	—
Overhead allocation expenses (selling, general and administrative expenses)	250	180
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	—
Terminalling salaries and benefits (selling, general and administrative expenses)	401	93
LPG salaries and benefits (selling, general and administrative expenses)	172	143
Fertilizer salaries and benefits (selling, general and administrative expenses)	269	211

CF Martin Sulphur

	Three Months Ended
	March 31,
	2004	2003
Marine transportation revenues (marine transportation revenues)	$1,414	$1,409
Terminalling product sales (terminalling product sales revenues)	19	—
Fertilizer handling fee (fertilizer revenues)	60	63
Product purchase settlements (fertilizer cost of products sold)	225	(111)
Marine crew charge reimbursement (offset to operating expenses)	(305)	(304)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(50)	(50)

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

March 31, 2004

(Unaudited)

6. Business Segments

          The Partnership has four reportable segments: terminalling, marine transportation, LPG distribution, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended March 31, 2004
Terminalling	$5,761	$(23)	$5,738	$714	$1,470	$6
Marine transportation	8,006	(58)	7,948	919	1,304	755
LPG distribution	46,166	—	46,166	29	621	1
Fertilizer	9,216	—	9,216	244	997	169
Indirect selling, general and administrative	—	—	—	—	(588)	—

Total	$69,149	$(81)	$69,068	$1,906	$3,804	$931

Three months ended March 31, 2003
Terminalling	$1,480	$—	$1,480	$128	$681	$—
Marine transportation	6,453	—	6,453	767	1,225	669
LPG distribution	45,263	—	45,263	27	1,019	—
Fertilizer	8,003	—	8,003	225	637	81
Indirect selling, general and administrative	—	—	—	—	(486)	—

Total	$61,199	$—	$61,199	$1,147	$3,076	$750

	Three Months Ended
	March 31,
	2004	2003
Operating income	$3,804	$3,076
Equity in earnings of unconsolidated entities	529	794
Interest expense	(704)	(552)
Other, net	9	16

Net Income	$3,638	$3,334

Total assets by segment are as follows:

	March 31,	December 31,
	2004	2003
Total assets:
Terminalling	$38,604	$36,326
Marine transportation	50,469	49,390
LPG distribution	26,915	35,559
Fertilizer	22,157	18,410

Total assets	$138,145	$139,685

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

March 31, 2004

(Unaudited)

7. Follow On Offering

          In February 2004, the Partnership completed a public offering of 1,322,500 common units at a price of $27.94 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 47.8% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,322,500 common units, net of underwriters’ discounts, commissions and offering expenses, were $34,048. The Partnership’s general partner contributed $754 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility.

          A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	963
Repayment of debt under revolving credit facility	30,000
Working capital	4,802

Total use of proceeds	$37,705

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          References in this quarterly report to “we,” “ours,” “us” or like terms when used in a historical context refer to the assets and operations of Martin Resource Management’s business contributed to us in connection with our initial public offering on November 6, 2002. References in this quarterly report to “Martin Resource Management” refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. We refer to liquefied petroleum gas as “LPG” in this quarterly report. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

          This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

          Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risks Related to our Business” and elsewhere in this quarterly report.

Overview

          We are a Delaware limited partnership formed by Martin Resource Management to receive the transfer of substantially all of the assets, liabilities and operations of Martin Resource Management related to the four lines of business that we operate in. We provide terminalling, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.

          We analyze and report our results of operations on a segment basis. Our four operating segments are as follows:

•	terminalling of hydrocarbon products and by-products;

•	marine transportation services for hydrocarbon products and by-products;

•	distribution of LPGs; and

•	manufacturing and marketing of fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

          In November 2000, Martin Resource Management and CF Industries, Inc. formed CF Martin Sulphur, L.P., a Delaware limited partnership (“CF Martin Sulphur”). CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, Martin Resource Management operated this molten sulfur business as part of its LPG distribution business which was contributed to us in connection with our formation. We have an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. We account for this interest in CF Martin Sulphur using the equity method since we do not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.

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

     Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based on the historical condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our condensed financial statements most significantly.

          You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 23, 2004 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

          Equity Method Investment. We use the equity method of accounting for our interest in CF Martin Sulphur because we only own an unconsolidated non-controlling 49.5% limited partner interest in this entity. In accordance with EITF Issue 89-7, Exchange of Assets or Interest in a Subsidiary for a Non-Controlling Equity Interest in a New Entity, we did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to Martin Resource Management, which guarantees certain of the debt of this entity.

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

          Goodwill. As required by SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In performing such test, we determined we had three “reporting units” which contained goodwill. These reporting units included three of our reporting segments: marine transportation, LPG distribution and fertilizer. Our annual impairment test date is September 30.

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

          We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

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

          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $8.0 million of direct costs and expenses for the three months ended March 31, 2004 compared to $6.3 million for the three months ended March 31, 2003. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the assets we acquired from Tesoro Marine Services, L.L.C. (“Tesoro Marine”). We reimbursed Martin Resource Management for $0.3 million of indirect expenses for the both quarters ended March 31, 2004 and 2003. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

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

          In the aggregate, our purchases of land transportation services, storage services, LPG products and sulfuric acid from Martin Resource Management accounted for approximately 8% of our total cost of products sold in 2003, and would have accounted for approximately 6% and 8% of our total cost of products sold during the three months ended March 31, 2004 and 2003, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 5% and 3% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

     Omnibus Agreement

          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the terminalling, marine transportation, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004. Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.

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

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management has agreed for a period of three years, beginning on November 1, 2002, to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. These agreements have an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. The fee per gallon we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of commissions were based on Tesoro Marine’s historic allocated costs. We have agreed to a minimum annual total handling quantity and commission, as a result of which, at the first year fee rate, we will pay Martin Resource Management a minimum of $0.5 million. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

          Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us. Please read “ — Omnibus Agreement,” “— Motor Carrier Agreement” and “— Other Agreements” above for a more complete discussion of our contracts with Martin Resource Management.

          Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission on March 23, 2004.

     Our Relationship with CF Martin Sulphur

          We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of March 31, 2004, our aggregate reimbursement liability would have been approximately $1.9 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

          We did not have significant revenues from CF Martin Sulphur prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur accounted for approximately 18% and 17% of our total marine transportation revenues for the three months ended March 31, 2004 and 2003, respectively. In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

          We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner who is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

          Further information concerning our relationship with CF Martin Sulphur is set forth in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.

     Results of Operations

          The results of operations for the three-months ended March 31, 2004 and 2003 have been derived from the consolidated and condensed financial statements of the Partnership.

          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months ended March 31, 2004 and 2003. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Operating income (loss):
Terminalling	$1,470	$681
Marine transportation	1,304	1,225
LPG distribution	621	1,019
Fertilizer	997	637
Indirect selling, general and administrative expenses	(588)	(486)

Operating income	$3,804	$3,076

Equity in earnings of unconsolidated subsidiaries	$529	$794

          Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

     Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

          Our total revenues were $69.1 million for the three months ended March 31, 2004 compared to $61.2 million for the three months ended March 31, 2003, an increase of $7.9 million, or 13%. Our cost of products sold was $54.1 million for the three months ended March 31, 2004 compared to $50.4 million for the three months ended March 31, 2003, an increase of $3.7 million, or 7%. Our total operating expenses were $7.3 million for the three months ended March 31, 2004 compared to $5.1 million for the three months ended March 31, 2003, an increase of $2.2 million, or 45%.

          Our total selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003, an increase of $0.4 million, or 26%. Total depreciation and amortization was $1.9 million for the three months ended March 31, 2004 compared to $1.1 million for the three months ended March 31, 2003, an increase of $0.8 million, or 66%. Our operating income was $3.8 million for the three months ended March 31, 2004 compared to $3.1 million for the three months ended March 31, 2004 compared to $3.1 million for the three months ended March 31, 2003, an increase of $0.7 million, or 24%.

          The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

          The following table summarizes our results of operations in our terminalling segment.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues:
Services	$3,766	$1,480
Products	1,972	—

Total revenues	5,738	1,480
Cost of products sold	1,650	—
Operating expenses	1,421	374

Operating margin	2,667	1,106
Selling, general and administrative expenses	483	297
Depreciation and amortization	714	128

Operating income	$1,470	$681

          Revenues. Our terminalling revenues increased $4.3 million or 288%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was due primarily to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $2.0 million in terminalling service revenues and $2.0 million in lubricant product sales in the first quarter of 2004.

          Cost of products sold. Our cost of products sold was $1.7 million for the three months ended March 31, 2004. This amount represents our lubricant cost of products sold as a result of the Tesoro Marine asset acquisition.

          Operating expenses. Operating expenses increased $1.0 million, or 280%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was a result of additional operating expenses associated with the Tesoro Marine assets we acquired in December 2003.

          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 63%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was a result of the Tesoro Marine asset acquisition.

          Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 458%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was a result of the Tesoro Marine asset acquisition.

          In summary, our terminalling operating income increased $0.8 million, or 116%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Marine Transportation Business

          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues	$7,948	$6,453
Operating expenses	5,698	4,404

Operating margin	2,250	2,049
Selling, general and administrative expenses	27	57
Depreciation and amortization	919	767

Operating income	$1,304	$1,225

          Revenues. Our marine transportation revenues increased $1.5 million, or 23%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. A revenue increase of $1.7 million was generated as a result of marine transportation assets acquired in the fourth quarter of 2003. Inland marine assets we operated in both three month periods generated an additional revenue increase of $0.3 million. This increase was a result of increased asset utilization and also a result of charging our inland customers the increase in our fuel costs. Offsetting these revenue increases was a decrease of $0.5 million due to one offshore vessel being in the shipyard for approximately 45 days in the first quarter of 2004. This vessel will be in the shipyard for an additional 30 days in the second quarter of 2004.

          Operating expenses. Operating expenses increased $1.3 million, or 29%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. An increase of $1.1 million was primarily a result of marine transportation assets acquired in the fourth quarter of 2003. An additional increase of $0.2 million was a result of increased operating costs of existing assets, namely payroll related costs and fuel expenses.

          Selling, general, and administrative expenses. Selling, general, & administrative expenses were approximately the same for both three month periods.

          Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 20%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This increase was primarily due to acquisitions made in the fourth quarter of 2003.

          In summary, our marine transportation operating income increased $0.1 million, or 6%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

LPG Distribution Business.

          The following table summarized our results of operations in our LPG distribution segment.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues	$46,166	$45,263
Cost of products sold	44,944	43,629
Operating expenses	218	292

Operating margin	1,004	1,342
Selling, general and administrative expenses	354	296
Depreciation and amortization	29	27

Operating income	$621	$1,019

LPG Volumes (gallons)	59,299	62,714

          Revenues. Our LPG distribution revenue increased $0.9 million, or 2%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Our average sales price per gallon was 8% higher for the first quarter of 2004 compared to the first quarter of 2003. This increase was due to a general increase in the prices of LPGs. This price increase was offset by a 5% decrease in sales volume. The sales volume decrease was primarily a result of warmer temperatures in our market area, which negatively impacted our weather-related gallons sold.

          Cost of product sold. Our cost of products sold increased $1.3 million, or 3%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was greater than our revenue increase and resulted in our margin per gallon declining 26%. This was due to competitive pricing pressure which reduced per gallon margins as a result of warmer weather in our market area.

          Operating expenses. Operating expenses decreased $0.1 million, or 25%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 20%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2004.

          Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

          In summary, our LPG distribution operating income decreased $0.4 million, or 39%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Fertilizer Business

          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues	$9,216	$8,003
Cost of products sold and operating expenses	7,511	6,759

Operating margin	1,705	1,244
Selling, general and administrative expenses	464	382
Depreciation and amortization	244	225

Operating income	$997	$637

Fertilizer Volumes (tons)	50.0	47.5

          Revenues. Our fertilizer business revenues increased $1.2 million, or 15%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Our sales volume increased 5%, as our marketing areas enjoyed improved weather conditions, increasing the demand for fertilizer by our agricultural customers. We also experienced a 9% increase in our average sales price, mainly as a result of increased demand for our products.

          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.8 million, or 11%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was due to our sales volume increase of 5% and also due to a 6% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases of our raw materials.

          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 21%, mainly as a result of increased payroll costs.

          Depreciation and amortization. Depreciation & amortization was $0.2 million for both three month periods.

          In summary, our fertilizer operating income increased $0.4 million, or 57%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     Statement of Operations Items as a Percentage of Revenues

          Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31,
	2004	2003
Revenues	100%	100%
Cost of products sold	78%	82%
Operating expenses	11%	8%
Selling, general and administrative expenses	3%	2%
Depreciation and amortization	3%	2%

     Equity in Earnings of Unconsolidated Entities

          For the three months ended March 31, 2004 and 2003, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

          Equity in earnings of unconsolidated entities for the three months ended March 31, 2004 decreased by $0.3 million, or 33%, for the same period in 2003. This decrease was a result of a 22% decline in volume handled by CF Martin in the first quarter of 2004, compared to the same period in 2003. This decrease in volume handled was a result of decreased sulfur production from our supply sources. This production decline was a result of temporary idling of certain refineries for repairs and maintenance. For the three months ended March 31, 2004, we received a cash distribution from CF Martin of $0.6 million. For the same period in 2003, we received a cash distribution of $0.9 million.

          Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods.

     Interest Expense

          Our interest expense for all operations was $0.7 million for the three months ended March 31, 2004, compared to the $0.6 million for the three months ended March 31, 2003, an increase of $0.2 million or 28%. This increase was due to an increase in average debt outstanding in the first quarter of 2004 compared to the same period in 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.1 million in the first quarter of 2004 compared to the same period in 2003.

     Indirect Selling, General, and Administrative Expenses

          Indirect selling, general & administrative expenses were $0.5 million for both three month periods.

          Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. The cap was recently increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for the three months ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003.

     Liquidity and Capital Resources

          Cash Flows and Capital Expenditures

          For the three months ended March 31, 2004, cash increased $2.1 million as a result of $1.4 million provided by operating activities, $0.3 million used in investing activities and $1.0 million provided by financing activities. For the three months ended March 31, 2003, cash increased $5.9 million, as a result of $8.0 million provided by operating activities, $0.1 million provided by investing activities and $2.2 million used in financing activities.

          For the three months ended March 31, 2004 and 2003, our investing activities consisted of capital expenditures and cash distributions from an unconsolidated partnership.

          Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:

•	maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

•	expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing terminalling, marine transportation, storage and manufacturing facilities, and to construct new terminalling facilities, plants, storage facilities and new marine transportation assets.

          For the three months ended March 31, 2004 and 2003, our capital expenditures for property and equipment were $0.9 million and $0.7 million, respectively.

          As to each period:

•	For the three months ended March 31, 2004 we spent $0.9 million for maintenance of terminalling, marine, and LPG distribution equipment and fertilizer facilities.

•	For the three months ended March 31, 2003, we spent $0.7 million for maintenance of marine equipment and fertilizer facilities.

          For the three months ended March 31, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $3.8 million, net proceeds from a follow on equity offering of $34.8 million and payment of long term debt to financial lenders of $30.0 million. For the three months ended March 31, 2003, financing activities consisted of cash distributions of $2.2 million paid to common and subordinated unitholders.

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

          As of March 31, 2004, we had $37.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 million term loan and $12.0 million under our $55.0 million revolving line of credit.

          In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.

          We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, as well as cash distributed to us from CF Martin Sulphur, will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Relating to Our Business” for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of March 31, 2004, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	4-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Working capital sub facility	$12,000	$—	$12,000	$—	$—
Term loan facility	25,000	—	25,000	—	—
Operating leases	4,010	992	2,848	169	1
Interest expense:
Working capital sub facility	797	496	301	—	—
Term loan facility	1,596	993	603	—	—

Total contractual cash obligations	$43,403	$2,481	$40,752	$169	$1

          We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

          No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

     Description of Our Credit Facility

          In connection with the Tesoro Marine asset acquisition, we entered into an amendment to our syndicated credit agreement led by Royal Bank of Canada, as administrative agent, lead arranger and book runner, and our existing credit facility was increased from a total of $60.0 million to $80.0 million. Our credit facility now consists of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility is comprised of (i) a $25.0 million working capital sub facility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million sub facility that may be used to finance permitted acquisitions and capital expenditures. In February 2004, we used the proceeds from our public offering of 1,322,500 common units to pay down revolving debt under our credit facility. Following such pay down of debt, as of March 31, 2004, we had $37.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $12.0 million under our revolving credit facility. As of March 31, 2004, we had $30.0 million available for expansion and acquisition activities under our revolving credit facility.

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

          The credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $40.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition sub facility of not less than 1.5 to 1.0 until the date that is one year after the closing of the Tesoro Marine asset acquisition and not less than 1.75 to 1.0 thereafter. We were in compliance with our debt covenants for the quarter ended March 31, 2004.

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

Seasonality

          A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and marine transportation businesses and our unconsolidated non-controlling interest in CF Martin Sulphur. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

Impact of Inflation

          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2004 and 2003. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2004 or 2003. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

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

Risks Related to Our Business

          Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any event occurs that gives rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this quarterly report on Form 10-Q, including our consolidated and condensed financial statements and the related notes and our annual report on Form 10-K, including our consolidated and combined financial statements and the related notes. Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

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

          Additionally, the partnership agreement for CF Martin Sulphur requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we are substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of CF Martin Sulphur does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and Martin Resource Management or for any other reason, including operating difficulties or if CF Martin Sulphur is unable to meet its debt service obligations, our cash flow and quarterly distributions would be reduced significantly.

We may have to sell our interest, or buy the other partnership interests in CF Martin Sulphur at a time when it may not be in our best interest to do so.

          The CF Martin Sulphur partnership agreement contains a buy-sell mechanism that could be implemented by a partner under certain circumstances. As a result of this buy-sell mechanism, we could be forced to either sell our limited partner interest or buy the limited and general partner interests of CF Industries in CF Martin Sulphur at a time when it may not be in our best interest to do so. In addition, we may not have sufficient cash or available borrowing capacity under our revolving credit facility to allow us to elect to purchase the limited and general partner interest of CF Industries, in which case we may be forced to sell our limited partner interest as a result of this buy-sell mechanism when we would otherwise prefer to keep this interest. Further, if CF Industries implements this buy-sell mechanism and we decide to use cash from operations or obtain financing to purchase CF Industries’ interest in this partnership, we may not be able to make distributions to our unitholders. Conversely, if we are required to sell our interest in this partnership, we would lose our share of distributable income from its operations, our ability to make subsequent distributions to our unitholders could be adversely affected.

If CF Martin Sulphur issues additional partnership interests, our ownership interest in this partnership could be diluted. Consequently, our share of CF Martin Sulphur’s distributable cash could be reduced, which could adversely affect our ability to make distributions to our unitholders.

          CF Martin Sulphur has the ability under its partnership agreement to issue additional general and limited partner interests. If CF Martin Sulphur issues additional interests, our ownership percentage in CF Martin Sulphur and our share of CF Martin Sulphur’s distributable cash, may decrease. This decrease in our ownership interest could reduce the amount of cash distributions we receive from CF Martin Sulphur and could adversely affect our ability to make distributions to our unitholders.

If we incur material liabilities that are not fully covered by insurance, such as liabilities resulting from accidents on rivers or at sea, spills, fires or explosions, our results of operations and ability to make distributions to our unitholders could be adversely affected.

          Our operations are subject to the operating hazards and risks incidental to terminalling, marine transportation and the distribution of hydrocarbon products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:

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

          As of March 31, 2004, we currently have approximately $37.0 million of indebtedness outstanding, composed of $12.0 million of debt under our revolving credit facility and $25.0 million of term debt. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

          Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide terminalling and marine transportation services to Martin Resource Management to support its businesses under various commercial contracts. The loss of Martin Resource Management as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our business would be adversely affected if operations at our terminalling, transportation and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.

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

Risks Relating to an Investment in the Common Units

Cash reimbursements due to Martin Resource Management may be substantial and will reduce our cash available for distribution to our unitholders.

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

          Martin Resource Management currently owns approximately 50.2% of our outstanding limited partnership interests and owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

          Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its designees and to control the decisions taken by our general partner. If, at any time, Martin Resource Management no longer controls our general partner, the lender under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

          If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and your potential tax liability.

Martin Resource Management and its affiliates may engage in limited competition with us.

          Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Omnibus Agreement.”

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

          In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arizona, Arkansas, Georgia, Florida, Illinois, Louisiana, Mississippi, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is your responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

          Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of March 31, 2004. We had a total of $37.0 million of indebtedness outstanding under our credit facility at March 31, 2004. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.4 million annually.

Item 4. Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(d) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          No change occurred in the Company’s internal controls concerning financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b) Reports on Form 8-K

On January 20, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7 and 9, (dated as of January 19, 2004) which furnished its press release dated January 19, 2004 as Exhibit 99.1, announcing a cash distribution.

On January 23, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K/A, Items 2 and 7, (dated as of December 23, 2003) which filed as Exhibits 10.1, 10.2, 10.3 and 10.4 the Asset Purchase Agreement, Terminal Services Agreement, Transportation Services Agreement and Lubricants & Drilling Fluids Agreement, respectively, related to the closing of the Tesoro asset acquisition.

On January 29, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7 and 9, (dated as of January 29, 2004) which furnished its press release dated January 29, 2004 as Exhibit 99.1, announcing the pricing of a public offering of common units.

On February 18, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 5, 7 and 9, (dated as of February 3, 2004) which filed an underwriting agreement as Exhibit 1.1, relating to the follow-on public offering of common units as well as furnishing its press release dated February 18, 2004 as Exhibit 99.1, announcing the closing of its follow-on public offering common units and the exercise by the underwriters of the over-allotment option.

On February 27, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7 and 9, (dated as of February 27, 2004) which furnished its press release dated February 27, 2004 as Exhibit 99.1, announcing a presentation by Ruben S. Martin at the 2004 Master Limited Partnership Investor Conference in New York, New York on March 2, 2004.

On February 27, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7, 9 and 12, (dated as of February 27, 2004) which furnished its press release dated February 27, 2004 as Exhibit 99.1, announcing the timing of the 2003 Earnings Release and Annual Report and anticipated 2003 gross revenues and net income.

On March 22, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7 and 9, (dated as of March 22, 2004) which furnished its press release dated March 22, 2004 as Exhibit 99.1, announcing its fourth quarter earnings call and the release of financial results for the quarter and fiscal year ended December 31, 2003.

On March 23, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K, Items 7 and 12, (dated as of March 23, 2004) which furnished its press release dated March 23, 2004 as Exhibit 99.1, announcing its financial results for the quarter and fiscal year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC Its General Partner

Date: May 13, 2004		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive
Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Credit Agreement dated November 6, 2002 (“Credit Agreement”), among the Operating Partnership, as borrower, the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, Comerica Bank-Texas, as co-agent, and the lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K, filed March 23, 2004, and incorporated herein by reference).

10.3	Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation (“MRMC”), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC (“MGMLLC”), Martin Resources, Inc., Martin L.P. Gas, Inc. (“MLP Gas”), Martin Gas Sales LLC (“MGSLLC”), Martin Transport, Inc. (“Transport”), CF Martin Sulphur Holding Corporation (“CFMSHC”) and Midstream Fuel Service LLC (“MFSLLC”) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Name
10.9	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.15	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.16	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.17	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.18	Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Transportation Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.20	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith