Form 10-Q
period 2004-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2004-08-03
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     The number of the registrant’s Common Units outstanding at August 3, 2004 was 4,222,500.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash	$5,310	$2,270
Accounts and other receivables, less allowance for doubtful accounts of $329 and $329	27,495	27,027
Product exchange receivables	94	1,783
Inventories	15,908	19,663
Due from affiliates	2,691	162
Other current assets	1,265	756

Total current assets	52,763	51,661

Property, plant, and equipment, at cost	141,872	113,907
Accumulated depreciation	(34,773)	(30,946)

Property, plant and equipment, net	107,099	82,961

Goodwill	2,922	2,922
Investment in unconsolidated entities	21	318
Other assets, net	2,734	1,823

	$165,539	$139,685

Liabilities and Partners’ Capital

Trade and other accounts payable	$19,911	$17,366
Product exchange payables	4,875	7,222
Due to affiliates	169	560
Other accrued liabilities	1,869	1,645

Total current liabilities	26,824	26,793

Long-term debt	60,000	67,000
Other long-term obligations	366	—

Total liabilities	87,190	93,793

Partners’ capital	78,349	45,892

Commitments and contingencies

	$165,539	$139,685

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Terminalling	$3,663	$1,789	$7,429	$3,269
Marine transportation	8,737	6,659	16,685	13,112
Product sales:
LPG distribution	38,656	23,455	84,822	68,718
Fertilizer	8,165	6,756	17,381	14,759
Terminalling	2,032	—	4,004	—

	48,853	30,211	106,207	83,477

Total revenues	61,253	38,659	130,321	99,858

Costs and expenses:
Cost of products sold:
LPG distribution	37,826	22,759	82,770	66,388
Fertilizer	7,245	5,887	14,757	12,646
Terminalling	1,673	—	3,323	—

	46,744	28,646	100,850	79,034
Expenses:
Operating expenses	7,623	4,860	14,960	9,931
Selling, general and administrative	2,121	1,615	4,036	3,132
Depreciation and amortization	1,966	1,176	3,872	2,323

Total costs and expenses	58,454	36,297	123,718	94,420

Operating income	2,799	2,362	6,603	5,438

Other income (expense):
Equity in earnings of unconsolidated entities	362	934	891	1,728
Interest expense	(758)	(496)	(1,462)	(1,048)
Other, net	19	23	28	39

Total other income (expense)	(377)	461	(543)	719

Net income	$2,422	$2,823	$6,060	$6,157

General partner’s interest in net income	$48	$56	$121	$123
Limited partners’ interest in net income	$2,374	$2,767	$5,939	$6,034
Net income per limited partner unit	$0.28	$0.39	$0.72	$0.84
Weighted average limited partner units	8,475,862	7,153,362	8,221,851	7,153,362

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
					General
	Limited Partners				Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances – January 1, 2003	2,900,000	$48,396	4,253,362	$(1,288)	$(2)	$47,106
Net Income	—	2,446	—	3,588	123	6,157
Cash distributions	—	(2,342)	—	(3,436)	(118)	(5,896)

Balances – June 30, 2003	2,900,000	$48,500	4,253,362	$(1,136)	$3	$47,367

Balances – January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892
Net Income	—	2,959	—	2,980	121	6,060
Follow-on public offering	1,322,500	34,016	—	—	—	34,016
General partner contribution	—	—	—	—	754	754
Cash distributions	—	(3,739)	—	(4,466)	(168)	(8,373)

Balances – June 30, 2004	4,222,500	$81,150	4,253,362	$(3,482)	$681	$78,349

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,060	$6,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,872	2,323
Amortization of deferred debt issuance costs	483	237
Equity in earnings of unconsolidated entities	(891)	(1,728)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(468)	1,583
Product exchange receivables	1,689	870
Inventories	3,755	4,206
Due from affiliates	(2,529)	(321)
Other current assets	(509)	(237)
Trade and other accounts payable	2,545	(3,130)
Product exchange payables	(2,347)	1,448
Due to affiliates	(391)	240
Other accrued liabilities	192	(874)
Other	(41)	—

Net cash provided by operating activities	11,420	10,774

Cash flows from investing activities:
Payments for property, plant and equipment	(2,232)	(858)
Acquisitions	(26,733)	—
Distributions from unconsolidated partnership	1,188	1,782

Net cash provided by (used in) investing activities	(27,777)	924

Cash flows from financing activities:
Payments of long-term debt	(34,000)	(2,000)
Proceeds from long-term debt	27,000	—
Cash distributions paid	(8,373)	(5,896)
General partner contribution	754	—
Follow on offering	34,016	—

Net cash provided by (used in) by financing activities	19,397	(7,896)

Net increase in cash and cash equivalents	3,040	3,802
Cash at beginning of period	2,270	1,734

Cash at end of period	$5,310	$5,536

Non-cash:
Financed portion of non-compete agreement	$398	$—

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

1. Organization and Description of Business

     Martin Midstream Partners L.P. (the “Partnership”) provides terminalling, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. (“CF Martin Sulphur”), which operates a sulfur storage and transportation business. The Partnership operates primarily in the Gulf Coast region of the United States.

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

(a) Principles of Presentation and Consolidation

     The balance sheets as of June 30, 2004 and December 31, 2003, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of capital and cash flows for the six months ended June 30, 2004 and 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

     These financial statements should be read in conjunction with Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year.

3. Inventories

     Components of inventories at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Liquefied petroleum gas	$8,116	$11,661
Fertilizer — raw materials and packaging	2,214	2,209
Fertilizer — finished goods	3,107	3,344
Lubricants	1,647	1,685
Other	824	764

	$15,908	$19,663

4. Goodwill

     The following information relates to goodwill balances as of the end of the periods presented:

	June 30,	December 31,
	2004	2003
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
LPG distribution segment	80	80
Fertilizer segment	816	816

	$2,922	$2,922

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

5. CF Martin Sulphur L.P.

     The following table sets forth CF Martin Sulphur’s summarized net income information for the three and six months ended June 30, 2004 and 2003. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which is accounted for using the equity method of accounting. During the three months ended June 30, 2004 and 2003, the Partnership recorded equity in earnings from CF Martin Sulphur of $231 and $803, respectively, and recorded cash distributions therefrom of $594 and $891, respectively. During the six months ended June 30, 2004 and 2003, the Partnership recorded equity in earnings from CF Martin Sulphur of $629 and $1,466, respectively, and recorded cash distributions therefrom of $1,188 and $1,782, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$16,196	$17,950	$32,694	$35,679
Costs and expenses	15,534	16,127	31,031	32,305

Operating income	662	1,823	1,663	3,374
Interest expense	(196)	(195)	(396)	(399)
Other, net	1	(6)	4	(14)

Net income	$467	$1,622	$1,271	$2,961

     CF Martin Sulphur was not in compliance with the minimum EBITDA covenant for the second quarter of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive CF Martin Sulphur’s non-compliance with such covenant as of June 30, 2004. In July 2004, CF Martin Sulphur and the Bank amended the minimum EBITDA covenant for the third quarter of 2004. The Partnership believes that CF Martin Sulphur will maintain compliance with such amended covenant and will amend its credit facility to reflect new coverage ratios for periods occurring after September 30, 2004 through its normal renewal process.

6. Related Party Transactions

     Included in the financial statements for the three months and six months ended June 30, 2004 and 2003, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

     Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC and Affiliates

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2004	2003	2004	2003
LPG product sales (LPG revenues)	$63	$—	$317	$4
Terminalling revenue and wharfage fees (terminalling revenues)	1,067	252	2,040	468
Terminalling product sales (terminalling product sales revenues)	46	—	68	—
Marine transportation revenues (marine transportation revenues)	1,957	1,541	3,808	3,056
Fertilizer product sales (fertilizer revenues)	719	848	1,193	1,235
LPG storage and throughput expenses (LPG cost of products sold)	61	53	391	859
Land transportation hauling costs (LPG cost of products sold)	1,721	1,338	3,476	3,187
Sulfuric acid product purchases (fertilizer cost of products sold)	497	68	1,221	550
Fertilizer salaries and benefits (fertilizer cost of products sold)	671	727	1,358	1,473
Marine fuel purchases (operating expenses)	1,008	376	2,134	767
LPG truck loading costs (operating expenses)	100	100	167	200
Marine transportation salaries and benefits (operating expenses)	2,087	1,535	3,972	3,015
LPG salaries and benefits (operating expenses)	129	128	275	273
Terminalling handling fees (operating expenses)	137	—	263	—
Vehicle lease expense (operating expenses)	39	—	81	—
Overhead allocation expenses (selling, general and administrative expenses)	258	180	508	360
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	—	(60)	—
Terminalling salaries and benefits (selling, general and administrative expenses)	328	169	729	344
LPG salaries and benefits (selling, general and administrative expenses)	190	146	362	288
Fertilizer salaries and benefits (selling, general and administrative expenses)	304	262	573	492

CF Martin Sulphur

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
Marine transportation revenues (marine transportation revenues)	$1,439	$1,499	$2,853	$2,904
Terminalling product sales (terminalling product sales revenues)	16	—	35	—
Fertilizer handling fee (fertilizer revenues)	38	50	99	113
Product purchase settlements (fertilizer cost of products sold)	243	143	467	254
Marine tug lease (operating expenses)	17	14	17	14
Marine crew charge reimbursement (offset to operating expenses)	(304)	(305)	(609)	(606)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(50)	(50)	(101)	(101)

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

7. Business Segments

     The Partnership has four reportable segments: terminalling, marine transportation, LPG distribution and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

			Operating
			Revenues		Operating
	Operating	Intersegment	after	Depreciation and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended June 30, 2004
Terminalling	$5,733	$(38)	$5,695	$832	$1,296	$25,751
Marine transportation	8,797	(60)	8,737	875	1,762	1,189
LPG distribution	38,656	—	38,656	28	186	8
Fertilizer	8,165	—	8,165	231	205	86
Indirect selling, general and administrative	—	—	—	—	(650)	—

Total	$61,351	$(98)	$61,253	$1,966	$2,799	$27,034

Three months ended June 30, 2003
Terminalling	$1,789	$—	$1,789	$129	$1,016	$58
Marine transportation	6,659	—	6,659	797	1,439	32
LPG distribution	23,455	—	23,455	27	111	4
Fertilizer	6,756	—	6,756	223	229	14
Indirect selling, general and administrative	—	—	—	—	(433)	—

Total	$38,659	$—	$38,659	$1,176	$2,362	$108

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Six months ended June 30, 2004
Terminalling	$11,494	$(61)	$11,433	$1,546	$2,766	$25,757
Marine transportation	16,803	(118)	16,685	1,794	3,066	1,944
LPG distribution	84,822	—	84,822	57	807	9
Fertilizer	17,381	—	17,381	475	1,201	255
Indirect selling, general and administrative	—	—	—	—	(1,237)	—

Total	$130,500	$(179)	$130,321	$3,872	$6,603	$27,965

Six months ended June 30, 2003
Terminalling	3,269	$—	$3,269	$257	$1,697	$58
Marine transportation	13,112	—	13,112	1,564	2,664	701
LPG distribution	68,718	—	68,718	54	1,130	4
Fertilizer	14,759	—	14,759	448	866	95
Indirect selling, general and administrative	—	—	—	—	(919)	—

Total	$99,858	$—	$99,858	$2,323	$5,438	$858

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Operating income	$2,799	$2,362	$6,603	$5,438
Equity in earnings of unconsolidated entities	362	934	891	1,728
Interest expense	(758)	(496)	(1,462)	(1,048)
Other, net	19	23	28	39

Income before income taxes	$2,422	$2,823	$6,060	$6,157

Total assets by segment are as follows:

	June 30,	December 31,
	2004	2003
Total assets:
Terminalling	$67,985	$36,326
Marine transportation	50,615	49,390
LPG distribution	28,388	35,559
Fertilizer	18,551	18,410

Total assets	$165,539	$139,685

8. Follow On Offering

     In February 2004, the Partnership completed a public offering of 1,322,500 common units at a price of $27.94 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 47.8% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,322,500 common units, net of underwriters’ discounts, commissions and offering expenses were $34,016. The Partnership’s general partner contributed $754 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility.

     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	995
Repayment of debt under revolving credit facility	30,000
Working capital	4,770

Total use of proceeds	$37,705

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2004
(Unaudited)

9. Neches Terminal Asset Acquisition

     On June 1, 2004, the Partnership acquired a deep water marine terminal located near Beaumont, Texas and associated assets from Neches Industrial Park, Inc. (“Neches”) for $26.9 million (which includes an initial $1.0 million payment under a related non-competition agreement and subsequent payments of $50 per year for ten years). In addition, the Partnership paid $0.2 million in transaction costs. The purchase price was allocated $25.7 million to property, plant and equipment and $1.4 million to non-competition agreements in other non-current assets, net. The terminal is located on approximately 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal and the acquired assets were used by Neches in the business of handling and storage of ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts. The Partnership intends to continue to use the terminal and the acquired assets for such purposes. The acquisition was financed through the Partnership’s revolving credit facility (See Note 10.). The value of the non-competition agreement will be amortized on a straight line basis over the life of the agreement.

     The operations related to the acquisition have been included in the Partnership’s results of operations since the date of acquisition.

10. Long-term Debt

     The Partnership’s credit facility consists of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility is comprised of (i) a $25.0 million working capital sub facility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million sub facility that may be used to finance permitted acquisitions and capital expenditures. In June 2004, the Partnership borrowed $27.0 million under the acquisition sub facility to acquire the Neches terminal assets. Following such activity, as of June 30, 2004, the Partnership had $60.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under the term loan and $35.0 million under the revolving credit facility. As of June 30, 2004, the Partnership had $3.0 million available for expansion and acquisition activities under its revolving credit facility. The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. It may prepay all amounts outstanding under this facility at any time without penalty. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. The Partnership incurs a commitment fee on the unused portions of the revolving credit facility. In addition, the credit agreement contains various covenants including certain financial ratio covenants. The Partnership was in compliance with the debt covenants for the quarter ended June 30, 2004. The amount the Partnership is able to borrow under the working capital sub facility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. The borrowing base will be reduced by $375,000 per quarter during the term of the revolving credit facility. Other than specific circumstances which require accelerated payments, the credit agreement requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 4, 2005.

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

Forward-Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

     We analyze and report our results of operations on a segment basis. Our four operating segments are as follows:

•	terminalling and sales of hydrocarbon products and by-products;

•	marine transportation services for hydrocarbon products and by-products;

•	distribution of LPGs; and

•	manufacturing and marketing of fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

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

  Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on the historical condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, other than as described below, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our condensed financial statements most significantly.

     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

     Goodwill. As required by SFAS No. 142, we perform an annual impairment test of our recorded goodwill. In performing such test, we determined we had three “reporting units” which contained goodwill. These reporting units included our marine transportation, LPG distribution and fertilizer reporting segments. Our annual impairment test date is September 30.

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

     Estimated Losses. In evaluating the estimated losses from self-insured property damage, liability and occupational injury claims, we assess a number of factors, including the probability of incurring a loss, the nature of the claim and historical loss experience. Based on these assessments, we record specific reserves for third party liability claims, general liability claims and occupational injury claims to the amount we ultimately expect to pay on these claims.

   Our Relationship with Martin Resource Management

     Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of approximately 362 trucks and road vehicles and approximately 687 road trailers;

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating an underground LPG storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account, our account and the account of CF Martin Sulphur, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

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

     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $7.3 million of direct costs and expenses for the three months ended June 30, 2004 compared to $4.9 million for the three months ended June 30, 2003. We reimbursed Martin Resource Management for $15.0 million of direct costs and expenses for the six months ended June 30, 2004 compared to $11.4 million for the six months ended June 30, 2003. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the assets we acquired from Tesoro Marine Services, L.L.C. (“Tesoro Marine”). We reimbursed Martin Resource Management for $0.3 million of indirect expenses for the quarter ended June 30, 2004 compared to $0.2 million for the quarter ended 2003. We reimbursed Martin Resource Management for $0.5 million of indirect expenses for the six months ended June 30, 2004 compared to $0.4 million for the six months ended June 30, 2003. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

     Martin Resource Management also licenses certain of its trademarks and tradenames to us under this omnibus agreement.

     Commercial. We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management’s fleet of approximately 362 road vehicles and approximately 687 road trailers to provide land transportation in the areas served by Martin Resource Management. Our ability to utilize Martin Resource Management’s land transportation operations is currently a key component of our integrated distribution network.

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

     In the aggregate, our purchases of land transportation services, storage services, LPG products and sulfuric acid from Martin Resource Management accounted for approximately 8% of our total cost of products sold in 2003, and accounted for approximately 6% and 8% of our total cost of products sold during both the three months and six months ended June 30, 2004 and 2003, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% and 7% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Our sales to Martin Resource Management accounted for approximately 6% and 5% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

   Omnibus Agreement

     We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the terminalling, marine transportation, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004. Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.

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

     Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us. Please read “Certain Relationships and Related Transactions — Omnibus Agreement,” “— Motor Carrier Agreement” and “— Other Agreements” for a more complete discussion of our contracts with Martin Resource Management.

     Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission on March 23, 2004.

   Our Relationship with CF Martin Sulphur

     We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of June 30, 2004, our aggregate reimbursement liability would have been approximately $1.8 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

     We did not have significant revenues from CF Martin Sulphur prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur accounted for approximately 16% and 20% of our total marine transportation revenues for the three months ended June 30, 2004 and 2003, respectively. Revenues from our relationship with CF Martin Sulphur accounted for approximately 16% and 21% of our total marine transportation revenues for the six months ended June 30, 2004 and 2003, respectively. In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

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

  Results of Operations

     The results of operations for the three months and six months ended June 30, 2004 and 2003 have been derived from the consolidated and condensed financial statements of the Partnership.

     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and six months ended June 30, 2004 and 2003. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Operating income (loss):
Terminalling	$1,296	$1,016	$2,766	$1,697
Marine transportation	1,762	1,439	3,066	2,664
LPG distribution	186	111	807	1,130
Fertilizer	205	229	1,201	866
Indirect selling, general and administrative expenses	(650)	(433)	(1,237)	(919)

Operating income	$2,799	$2,362	$6,603	$5,438

Equity in earnings of unconsolidated subsidiaries	$362	$934	$891	$1,728

     Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

  Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     Our total revenues were $61.3 million for the three months ended June 30, 2004 compared to $38.7 million for the three months ended June 30, 2003, an increase of $22.6 million, or 58%. Our cost of products sold was $46.7 million for the three months ended June 30, 2004 compared to $28.6 million for the three months ended June 30, 2003, an increase of $18.1 million, or 63%. Our total operating expenses were $7.6 million for the three months ended June 30, 2004 compared to $4.9 million for the three months ended June 30, 2003, an increase of $2.7 million, or 57%.

     Our total selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2004 compared to $1.6 million for the three months ended June 30, 2003, an increase of $0.5 million, or 31%. Total depreciation and amortization was $2.0 million for the three months ended June 30, 2004 compared to $1.2 million for the three months ended June 30, 2003, an increase of $0.8 million, or 67%. Our operating income was $2.8 million for the three months ended June 30, 2004 compared to $2.4 million for the three months ended June 30, 2003, an increase of $0.4 million, or 19%.

     The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

     The following table summarizes our results of operations in our terminalling segment.

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues:
Services	$3,663	$1,789
Products	2,032	—

Total revenues	5,695	1,789
Cost of products sold	1,673	—
Operating expenses	1,335	352

Operating margin	2,687	1,437
Selling, general and administrative expenses	559	292
Depreciation and amortization	832	129

Operating income	$1,296	$1,016

     Revenues. Our terminalling revenues increased $3.9 million or 218% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase was due primarily to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $1.5 million in terminalling service revenues and $2.1 million in lubricant product sales in the second quarter of 2004. We also had increased revenues of $0.4 million from the acquisition of terminal assets from Neches Industrial Park, Inc. (“Neches”) in June 2004. This increase was partially offset by $0.2 million as a result of one asphalt tank that was not being utilized in the second quarter of 2004 due to softness in the asphalt markets in which we operate.

     Cost of products sold. Our cost of products sold was $1.7 million for the three months ended June 30, 2004. This amount represents our lubricant cost of products sold as a result of the Tesoro Marine acquisition.

     Operating expenses. Operating expenses increased $1.0 million, or 279%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase was a result of additional operating expenses of $0.9 million from the Tesoro Marine acquisition, and $0.1 million from the Neches terminal acquisition.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.3 million, or 91%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase was a result of the Tesoro Marine acquisition.

     Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 545%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase was a result of both the Tesoro Marine and Neches terminal acquisitions.

     In summary, our terminalling operating income increased $0.3 million, or 28%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues	$8,737	$6,659
Operating expenses	6,071	4,326

Operating margin	2,666	2,333
Selling, general and administrative expenses	29	97
Depreciation and amortization	875	797

Operating income	$1,762	$1,439

     Revenues. Our marine transportation revenues increased $2.1 million, or 31%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. A revenue increase of $1.5 million was generated as a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. Inland marine assets we operated in both three month periods generated an additional revenue increase of $0.8 million. We also leased additional inland equipment in the second quarter which generated incremental revenue of $0.4 million. The total increase of inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these inland revenue increases was a decrease of $0.6 million in offshore revenues. This was a result of our offshore asphalt tow undergoing repairs for one month during this period as well as decreased demand for its services in the second quarter due to softness in the asphalt markets in which we operate.

     Operating expenses. Operating expenses increased $1.7 million, or 40%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. An increase of $1.1 million was primarily the result of marine transportation assets acquired in the fourth quarter of 2003. The remaining increase was a result of increased operating costs, including leased inland equipment, payroll related costs and fuel expenses.

     Selling, general, and administrative expenses. Selling, general & administrative expenses decreased $0.1 million or 70%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

     Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 10%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     In summary, our marine transportation operating income increased $0.3 million, or 22%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

LPG Distribution Business.

     The following table summarized our results of operations in our LPG distribution segment.

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues	$38,656	$23,455
Cost of products sold	37,826	22,759
Operating expenses	217	223

Operating margin	613	473
Selling, general and administrative expenses	399	335
Depreciation and amortization	28	27

Operating income	$186	$111

LPG Volumes (gallons)	47,654	36,260

     Revenues. Our LPG distribution revenue increased $15.2 million, or 65%, for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Sales volume increased 31% as a result of increased demand from industrial customers and also increased sales to retail propane customers, as we improved our market share in certain portions of our marketing area. Also our average sales price increased 26% for the second quarter of 2004 compared to the second quarter of 2003. This increase was due to a general increase in the prices of LPGs.

     Cost of product sold. Our cost of products sold increased $15.1 million, or 66%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase approximated our increase in LPG revenue.

     Operating expenses. Operating expenses were approximately the same for both three month periods.

     Selling, general and administrative expenses. Selling, general & administrative increased $0.1 million, or 19% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Depreciation and amortization. Depreciation and amortization was the same for both three month periods.

     In summary, an LPG distribution operating income increased $0.1 million, or 68%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Fertilizer Business

     The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues	$8,165	$6,756
Cost of products sold and operating expenses	7,245	5,847

Operating margin	920	909
Selling, general and administrative expenses	484	457
Depreciation and amortization	231	223

Operating income	$205	$229

Fertilizer Volumes (tons)	43.0	41.1

     Revenues. Our fertilizer business revenues increased $1.4 million, or 21%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Our sales volume increased 5%, as our marketing areas enjoyed improved weather conditions, increasing the demand for fertilizer by our agricultural customers. We also experienced a 16% increase in our average sales price, as we were able to pass through increased raw material costs.

     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $1.4 million, or 24%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase approximated our increase in fertilizer revenues.

     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

     In summary, our fertilizer operating income was $0.2 million for both three month periods.

   Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Our total revenues were $130.3 million for the six months ended June 30, 2004 compared to $99.9 million for the six months ended June 30, 2003, an increase of $30.5 million, or 31%. Our cost of products sold was $100.9 million for the six months ended June 30, 2004 compared to $79.0 million for the six months ended June 30, 2003, an increase of $21.8 million, or 28%. Our total operating expenses were $15.0 million for the six months ended June 30, 2004 compared to $9.9 million for the six months ended June 30, 2003, a decrease of $5.0 million, or 51%.

     Our total selling, general and administrative expenses were $4.0 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003, a decrease of $0.9 million, or 29%. Total depreciation and amortization was $3.9 million for the six months ended June 30, 2004 compared to $2.3 million for the six months ended June 30, 2003, an increase of $1.5 million, or 67%. Our operating income was $6.6 million for the six months ended June 30, 2004 compared to $5.4 million for the six months ended June 30, 2003, an increase of $1.2 million, or 21%.

     The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

     The following table summarizes our results of operations in our terminalling segment.

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues:
Services	$7,429	$3,269
Products	4,004	—

Total revenues	11,433	3,269
Cost of products sold	3,323	—
Operating expenses	2,756	726

Operating margin	5,354	2,543
Selling, general and administrative expenses	1,042	589
Depreciation and amortization	1,546	257

Operating income	$2,766	$1,697

     Revenues. Our terminalling revenues increased $8.2 million, or 250%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was primarily due to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $3.6 million in terminalling service revenues and $4.0 million in lubricant products sales in the first six months of 2004. We also had increased revenues of $0.4 million from the Neches terminal acquisition. This increase was partially offset by $0.2 million as a result of one asphalt tank that was not being utilized in the second quarter of 2004 due to softness in the asphalt markets in which we operate.

     Cost of products sold. Our cost of products sold was $3.4 million for the six months ended June 30, 2004. This amount represents lubricant cost of products sold as a result of the Tesoro Marine acquisition.

     Operating expenses. Operating expenses increased $2.0 million, or 280%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was a result of the Tesoro Marine acquisition.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.5 million, or 77%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was primarily a result of the Tesoro Marine acquisition.

     Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 502%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was a result of the Tesoro Marine and Neches terminal acquisitions.

     In summary, terminalling operating income increased $1.1 million, or 63%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Revenues	$16,685	$13,112
Operating expenses	11,769	8,730

Operating margin	4,916	4,382
Selling, general and administrative expenses	56	154
Depreciation and amortization	1,794	1,564

Operating income	$3,066	$2,664

     Revenues. Our marine transportation revenues increased $3.6 million, or 27%, for the six months ended June 20, 2004 compared to the six months ended June 30, 2003. A revenue increase of $3.1 million was generated as a result of marine transportation assets acquired in the fourth quarter of 2003. Inland marine assets we operated in both six month periods generated an additional revenue increase of $0.9 million. We also leased additional inland equipment which generated incremental revenue of $0.7 million. The total increase in inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these inland revenue increases was a decrease of $1.1 million in offshore revenues. This was a result of our offshore asphalt tow undergoing repairs for over two months during this period as well as decreased demand for its services in the second quarter due to softness in the asphalt markets in which we operate.

     Operating expenses. Operating expenses increased $3.0 million, or 35%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. An increase of $2.3 million was primarily a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. The remaining increase was a result of increased operating costs, including leased operating equipment, payroll related costs and fuel expenses.

     Selling, general, and administrative expenses. Selling, general & administrative expenses decreased $0.1 million, or 64%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 15%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was due to acquisitions made in the fourth quarter of 2003 and capital expenditures made in the last twelve months.

     In summary, our marine transportation operating income increased $0.4 million, or 15%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

LPG Distribution Business

     The following table summarized our results of operations in our LPG distribution segment.

	Six Months Ended
	June 30
	2004	2003
	(In thousands)
Revenues	$84,822	$68,718
Cost of products sold	82,770	66,388
Operating expenses	435	515

Operating margin	1,617	1,815
Selling, general and administrative expenses	753	631
Depreciation and amortization	57	54

Operating income	$807	$1,130

LPG Volumes (gallons)	106,953	98,974

     Revenues. Our LPG distribution revenues increased $16.1 million, or 23%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our sales volume increased 8% as a result of increased demand from industrial customers. Also, our average sales price per gallon was 14% higher in the first six months of 2004 compared to the first six months of 2003. This price increase was due to a general increase in the prices of LPGs.

     Cost of product sold. Our cost of products increased $16.3 million, or 25%, for the six months ending June 30, 2004 compared to the six months ended June 30, 2003. This increase was greater than our revenue increase and resulted in our margin per gallon declining 18%. This was primarily due to competitive pricing pressure in the first quarter of 2004 compared to the first quarter of 2003; which reduced per gallon margins as a result of warmer weather in our market area.

     Operating expenses. Operating expenses declined $0.1 million, or 16%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 19%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both six month periods.

     In summary, our LPG distribution income decreased $0.3 million, or 29%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Fertilizer Business

     The following table summarizes our results of operations in our fertilizer segment.

	Six Months Ended
	June 30
	2004	2003
	(In thousands)
Revenues	$17,381	$14,759
Cost of products sold and operating expenses	14,757	12,606

Operating margin	2,624	2,153
Selling, general and administrative expenses	948	839
Depreciation and amortization	475	448

Operating income	$1,201	$866

Fertilizer Volumes (tons)	93.1	88.6

     Revenues. Our fertilizer revenues increased $2.6 million, or 18%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our sales volume increased 5%, as our marketing areas enjoyed improved weather conditions, increasing the demand for fertilizer by our agricultural customers. We also experienced a 12% increase in our average sales price, as we were able to pass through increased raw material costs.

     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $2.2 million, or 17%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was due to our sales volume increase of 5% and an 11% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases of our raw materials.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 13%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both six month periods.

     In summary, our fertilizer operating income increased $0.3 million, or 39%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

  Statement of Operations Items as a Percentage of Revenues

     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of products sold	76%	74%	77%	79%
Operating expenses	12%	13%	11%	10%
Selling, general and administrative expenses	3%	4%	3%	3%
Depreciation and amortization	3%	3%	3%	2%

  Equity in Earnings of Unconsolidated Entities

     For the three months and six months ended June 30, 2004 and 2003, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

     Equity in earnings of unconsolidated entities for the three months ended June 30, 2004 decreased by $0.6 million, or 61%, for the same period in 2003. This decrease was the result of a 13% decline in volume sold and a 14% increase in operating expenses. The decrease in volume sold was a result of reduced demand by a certain customer in the second quarter of 2004. The increase in operating expenses was primarily due to increased fuel costs in CF Martin Sulphur’s barge transportation system. Due to these factors, the cash distribution we received from CF Martin Sulphur decreased by $0.3 million for the three months ended June 30, 2004 compared to the same period in 2003. For the three months ended June 30, 2004, we received a cash distribution of $0.6 million. For the same period in 2003, we received a cash distribution of $0.9 million.

     Equity in earnings of unconsolidated entities for the six months ended June 30, 2004 decreased $0.8 million, or 46%, for the same period in 2003. This decrease was the result of an 18% decline in volume sold and a 7% increase in operating expenses. The decrease in volume sold was a result of reduced demand by a certain customer in the second quarter of 2004 and a reduction of sulfur supply available for sale in the first quarter of 2004. The increase in operating expenses was primarily due to increased fuel costs in CF Martin Sulphur’s barge transportation system. Due to these factors, the cash distributions we received from CF Martin Sulphur decreased by $0.6 million for the six months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004 we received cash distributions of $1.2 million. For the same period in 2003, we received cash distributions of $1.8 million.

     Equity in earnings of C.F. Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods and $0.3 million for both six month periods.

     CF Martin Sulphur was not in compliance with the minimum EBITDA covenant for the second quarter of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive CF Martin Sulphur’s non-compliance with such covenant as of June 30, 2004. In July 2004, CF Martin Sulphur and the Bank amended the minimum EBITDA covenant for the third quarter of 2004. We believe that CF Martin Sulphur will maintain compliance with such amended covenant and will amend its credit facility to reflect new coverage ratios for periods occurring after September 30, 2004 through its normal renewal process.

  Interest Expense

     Our interest expense for all operations was $0.8 million for the three months ended June 30, 2004, compared to the $0.5 million for the three months ended June 30, 2003, an increase of $0.3 million or 53%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the second quarter of 2004 compared to the same period in 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.1 million in the second quarter of 2004 compared to the same period in 2003.

     Our interest expense for all operations was $1.5 million for the six months ended June 30, 2004 compared to $1.0 million for the six months ended June 30, 2003, an increase of $0.4 million, or 40%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first six months of 2004 compared to the first six months of 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.2 million for the first six months of 2004 compared to the same period in 2003.

  Indirect Selling, General, and Administrative Expenses

     Indirect selling, general and administrative expenses were $0.6 million for the three months ended June 30, 2004 compared to $0.4 million for the three months ended June 30, 2003, an increase of $0.2 million or 50%. The increase was primarily due to increased overhead allocation of $0.1 million from MRMC and increased costs related to implementation of procedures under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

     Indirect selling, general and administrative expenses were $1.2 million for the six months ended June 30, 2004 compared to $0.9 million for the six months ended June 30, 2003, an increase of $0.3 million or 33%. The increase was primarily due to increased overhead allocation of $0.1 million from MRMC and increased costs related to implementation of procedures under Sarbanes-Oxley.

     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions, including the Tesoro Marine acquisition. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for the three months ended June 30, 2004 compared to $0.2 million for the three months ended June 30, 2003. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.5 million for the six months ended June 30, 2004 compared to $0.4 million for the six months ended June 30, 2003.

  Liquidity and Capital Resources

     Cash Flows and Capital Expenditures

     For the six months ended June 30, 2004, cash increased $3.0 million as a result of $11.4 million provided by operating activities, $27.8 million used in investing activities and $19.4 million provided by financing activities. For the six months ended June 30, 2003, cash increased $3.8 million, as a result of $10.8 million provided by operating activities, $0.9 million provided by investing activities and $7.9 million used in financing activities.

     For the six months ended June 30, 2004 and 2003, our investing activities consisted of capital expenditures and cash distributions from an unconsolidated partnership.

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

     For the six months ended June 30, 2004 and 2003, our capital expenditures for property and equipment were $28.0 million and $0.9 million, respectively.

     As to each period:

•	For the six months ended June 30, 2004 we spent $25.7 million for expansion and $2.2 million for maintenance. Our expansion capital expenditures were made in connection with the Neches terminal acquisition. Our maintenance capital expenditures were primarily made for marine equipment and fertilizer facilities.

•	For the six months ended June 30, 2003, we spent $0.9 million for maintenance of marine equipment and fertilizer facilities.

     For the six months ended June 30, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $8.4 million, net proceeds from a follow on equity offering of $34.8 million, payment of long term debt under our credit facility of $34.0 million and borrowings of long-term debt under our credit facility of $27.0 million. For the six months ended June 30, 2003, financing activities consisted of cash distributions of $5.9 million paid to common and subordinated unitholders, and payments of long-term debt under our credit facility of $2.0 million.

  Capital Resources

     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations, borrowings under our revolving line of credit and cash distributions received from CF Martin Sulphur.

     As of June 30, 2004, we had $60.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 million term loan and $35.0 million under our $55.0 million revolving line of credit.

     In June 2004, in connection with the financing of the Neches terminal acquisition, indebtedness under our revolving credit facility increased by an additional $27.0 million.

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

     In June 2004, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time, in our discretion and as our business circumstances and market conditions warrant, of up to $200 million of our common units, debt securities, and/or debt securities of our operating subsidiary. The nature and terms of any securities to be offered and sold under the registration statement, including the use of proceeds, will be described in related prospective supplements to be filed with the Securities and Exchange Commission from time to time.

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

     Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of June 30, 2004, is as follows (dollars in thousands):

	Payment due by period
	Total		1-3	4-5	Due
Type of Obligation	Obligation	Less than One Year	Years	Years	Thereafter
Long-Term Debt
Working capital sub facility	$8,000	$—	$8,000	$—	$—
Term loan facility	25,000	—	25,000	—	—
Acquisition sub facility	27,000	—	27,000	—	—
Non-competition agreement	500	50	100	100	250
Operating leases	4,117	1,344	2,608	165	—
Interest expense:
Working capital sub facility	343	254	89	—	—
Term loan facility	1,127	835	292	—	—
Acquisition sub facility	1,314	973	341	—	—

Total contractual cash obligations	$67,401	$3,456	$63,430	$265	$250

     We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

     No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

  Description of Our Credit Facility

     In connection with the Tesoro Marine asset acquisition, we entered into an amendment to our syndicated credit agreement led by Royal Bank of Canada, as administrative agent, lead arranger and book runner, and our existing credit facility was increased from a total of $60.0 million to $80.0 million. Our credit facility now consists of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility is comprised of (i) a $25.0 million working capital sub facility that will be used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million sub facility that may be used to finance permitted acquisitions and capital expenditures. In February 2004, we used the proceeds from our public offering of 1,322,500 common units to pay down revolving debt under our credit facility. In June 2004, we borrowed $27.0 million under our acquisition sub facility to acquire the Neches terminal assets. Following such activity, as of June 30, 2004, we had $60.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $35.0 million under our revolving credit facility. As of June 30, 2004, we had $3.0 million available for expansion and acquisition activities under our revolving credit facility.

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

     The credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $40.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of our term indebtedness and our revolving acquisition sub facility of not less than 1.5 to 1.0 until the date that is one year after the closing of the Tesoro Marine asset acquisition and not less than 1.75 to 1.0 thereafter. We were in compliance with our debt covenants for the quarter ended June 30, 2004.

     The amount we are able to borrow under the working capital sub facility is based on a formula. Under this formula, our borrowing base under the sub facility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Such borrowing base will be reduced by $375,000 per quarter during the entire six year term of our revolving credit facility. This quarterly reduction may decrease the amount we may borrow under the working capital sub facility and could result in quarterly mandatory prepayments to the extent that borrowings under this sub facility exceed the revised borrowing base.

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

Seasonality

     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and marine transportation businesses and our unconsolidated non-controlling interest in CF Martin Sulphur Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, could impact our terminalling and marine transportation businesses.

Impact of Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2004 and 2003. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2004 or 2003. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

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

     Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Demand for our lubricants and the diesel fuel we throughput in our terminalling segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, pushboats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events.

     National weather conditions have a substantial impact on the demand for our products. Unusually warm weather during the winter months can cause a significant decrease in the demand for LPG products and fuel oil. Likewise, extreme weather conditions (either wet or dry) can decrease the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.

We receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

     We receive a material portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest. We have limited rights and virtually no control over the operations or management of cash generated by this entity. CF Martin Sulphur is managed by its general partner, which is owned equally by CF Industries and Martin Resource Management. Deadlocks between CF Industries and Martin Resource Management over issues relating to the operation of CF Martin Sulphur could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

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

     CF Martin Sulphur has the ability under its partnership agreement to issue additional general and limited partner interests. If CF Martin Sulphur issues additional interests, our ownership percentage in CF Martin Sulphur, and our share of CF Martin Sulphur’s distributable cash, may decrease. This decrease in our ownership interest could reduce the amount of cash distributions we receive from CF Martin Sulphur and could adversely affect our ability to make distributions to our unitholders.

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

     As of June 30, 2004, we had approximately $60.0 million of indebtedness outstanding, composed of $35.0 million of debt under our revolving credit facility and $25.0 million of term debt. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

     We do not have employees. We rely solely on officers and employees of Martin Resource Management to operate and manage our business. Martin Resource Management operates businesses and conducts activities of its own in which we have no economic interest. There could be competition for the time and effort of the officers and employees who provide services to our general partner. If these officers and employees do not or cannot devote sufficient attention to the management and operation of our business, our results of operations and ability to make distributions to our unitholders may be reduced.

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

     Martin Resource Management currently owns approximately 50.2% of our outstanding limited partnership interests and owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

•	Officers of Martin Resource Management who provide services to us also devote significant time to the businesses of Martin Resource Management and are compensated by Martin Resource Management for that time.

•	We own an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which operates a business involving the acquisition, handling and sale of molten sulfur. As a limited partner, we have limited rights and virtually no control over the operation and management of this entity. The day-to-day operation and control of this partnership is managed by its general partner, CF Martin Sulphur, L.L.C., which is owned equally by CF Industries and Martin Resource Management. Because we have very limited control over the operations and management of CF Martin Sulphur, we are subject to the risks that this business may be operated in a manner that would not be in our interest. For example, the amount of cash distributed to us from CF Martin Sulphur could decrease if it uses a significant amount of cash from operations or additional debt to make significant capital expenditures or acquisitions.

•	Neither our partnership agreement nor any other agreement requires Martin Resource Management to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management’s directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management without regard to the best interests of the unitholders.

•	Martin Resource Management may engage in limited competition with us.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

•	Under our partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, you will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Our general partner determines which costs incurred by Martin Resource Management are reimbursable by us.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by Martin Resource Management.

•	Our general partner decides whether to retain separate counsel or others to perform services for us.

•	The audit committee of our general partner retains our independent auditors.

•	In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•	Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

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

     Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of six years from the date of the distribution.

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

     Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Omnibus Agreement.” If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

     We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. The IRS or a court may not agree with some or all our counsel’s conclusions or the positions we take. Our counsel has not rendered an opinion on certain matters affecting us. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders and our general partner.

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

     Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of June 30, 2004. We had a total of $60.0 million of indebtedness outstanding under our credit facility at June 30, 2004. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.6 million annually.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     No change occurred in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     In connection with our formation in June 2002, we issued to our general partner a 2% general partner interest in us in exchange for a capital contribution in the amount of $20 and issued to Martin Resources LLC a 98% limited partner interest in the partnership in exchange for a capital contribution in the amount of $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. On November 1, 2002, in offerings exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, we (i) issued 1,543,797 subordinated units representing limited partner interests in us (“Subordinated Units”) to Martin Product Sales LLC, in connection with the contribution to us of Martin Product Sales LLC’s limited partner interests in Martin Operating Partnership L.P. (“Operating Partnership”) which holds our operating assets; (ii) issued 620,644 Subordinated Units to Midstream Fuel Service LLC, in connection with the contribution to us of Midstream Fuel Service LLC’s limited partner interests in the Operating Partnership; (iii) issued 2,088,921 Subordinated Units to Martin Gas Marine LLC in connection with the contribution of Martin Gas Marine LLC’s limited partner interests in the Operating Partnership; and (iv) converted a portion of the existing interest in us owned by Martin Midstream GP LLC into a portion of its 2% general partner interest and the incentive distribution rights in us.

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

     (b) Reports on Form 8-K

On April 20, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of April 20, 2004) which furnished its press release dated April 20, 2004 as Exhibit 99.1, announcing that it will pay a quarterly distribution to its common and subordinated unitholders of record as of the close of business on April 30, 2004.

On May 10, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of May 10, 2004) which furnished its press release dated May 10, 2004 as Exhibit 99.1, announcing the timing for the release of the financial results for the quarter ended March 31, 2004.

On May 13, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of May 13, 2004) which furnished its press release dated May 13, 2004 as Exhibit 99.1, announcing its first quarter earnings call and the release of financial results for the quarter ended March 31, 2004.

On June 1, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of June 1, 2004) which filed as Exhibit 2.1 the Purchase and Sale Agreement, related to the closing of the Neches Industrial Park, Inc. acquisition, as well as furnishing its press release dated June 1, 2004 as Exhibit 99.1, announcing the acquisition of the Neches Industrial Park, Inc.

On June 30, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of June 30, 2004) which furnished its press release dated June 30, 2004 as Exhibit 99.1, announcing its filing of a shelf registration statement with the Securities and Exchange Commission.

On June 30, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of June 30, 2004) which filed as Exhibit 99.1, the audited Balance Sheet as of December 31, 2003 and the unaudited Balance Sheet as of March 31, 2004 of Martin Midstream GP LLC as well as Exhibit 99.2, the Independent Auditors’ Report dated June 14, 2004 on such December 31, 2003 Balance Sheet of Martin Midstream GP LLC.

On June 30, 2004, Martin Midstream Partners L.P. filed an amendment to its Current Report on Form 8-K/A (dated as of June 30, 2004) which filed as Exhibit 99.1 the Unaudited Pro Forma Consolidated Statement of Operations of Martin Midstream Partners L.P. for year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
Its General Partner

Date: August 3, 2004		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Credit Agreement, dated November 6, 2002 (“Credit Agreement”), among the Operating Partnership, as borrower, the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, Comerica Bank-Texas, as co-agent, and the lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K, filed March 23, 2004, and incorporated herein by reference).

10.3	Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation (“MRMC”), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC (“MGMLLC”), Martin Resources, Inc., Martin L.P. Gas, Inc. (“MLP Gas”), Martin Gas Sales LLC (“MGSLLC”), Martin Transport, Inc. (“Transport”), CF Martin Sulphur Holding Corporation (“CFMSHC”) and Midstream Fuel Service LLC (“MFSLLC”) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Name
10.9	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.15	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.16	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.17	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.18	Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Transportation Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.20	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith