Form 10-Q
period 2004-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2004-11-02
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of the registrant’s Common Units outstanding at November 2, 2004 was 4,222,500.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash	$2,227	$2,270
Accounts and other receivables, less allowance for doubtful accounts of $488 and $329	32,493	27,027
Product exchange receivables	158	1,783
Inventories	21,943	19,663
Due from affiliates	3,257	162
Other current assets	932	756

Total current assets	61,010	51,661

Property, plant, and equipment, at cost	145,842	113,907
Accumulated depreciation	(36,586)	(30,946)

Property, plant and equipment, net	109,256	82,961

Goodwill	2,922	2,922
Investment in unconsolidated entities	—	318
Other assets, net	2,406	1,823

	$175,594	$139,685

Liabilities and Partners’ Capital
Trade and other accounts payable	$19,134	$17,366
Product exchange payables	8,230	7,222
Due to affiliates	210	560
Other accrued liabilities	2,150	1,645

Total current liabilities	29,724	26,793

Long-term debt	69,000	67,000
Other long-term obligations	1,199	—

Total liabilities	99,923	93,793

Partners’ capital	75,671	45,892
Commitments and contingencies

	$175,594	$139,685

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Terminalling	$5,194	$1,769	$12,623	$5,038
Marine transportation	8,394	6,470	25,079	19,582
Product sales:
LPG distribution	51,527	26,617	136,349	95,335
Fertilizer	5,016	5,384	22,397	20,143
Terminalling	2,059	—	6,063	—

	58,602	32,001	164,809	115,478

Total revenues	72,190	40,240	202,511	140,098

Costs and expenses:
Cost of products sold:
LPG distribution	49,697	25,728	132,467	92,116
Fertilizer	4,559	4,933	19,316	17,579
Terminalling	1,668	—	4,991	—

	55,924	30,661	156,774	109,695
Expenses:
Operating expenses	8,474	4,977	23,434	14,908
Selling, general and administrative	2,315	1,444	6,351	4,576
Depreciation and amortization	2,404	1,192	6,276	3,515

Total costs and expenses	69,117	38,274	192,835	132,694

Operating income	3,073	1,966	9,676	7,404

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	(359)	580	532	2,308
Interest expense	(876)	(394)	(2,338)	(1,442)
Other, net	24	29	52	68

Total other income (expense)	(1,211)	215	(1,754)	934

Net income	$1,862	$2,181	$7,922	$8,338

General partner’s interest in net income	$37	$44	$158	$167
Limited partners’ interest in net income	$1,825	$2,137	$7,764	$8,171
Net income per limited partner unit	$0.22	$0.30	$0.93	$1.14
Weighted average limited partner units	8,475,862	7,153,362	8,307,139	7,153,362

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
					General
	Limited Partners				Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances – January 1, 2003	2,900,000	$48,396	4,253,362	$(1,288)	$(2)	$47,106
Net Income	—	3,313	—	4,858	167	8,338
Cash distributions	—	(3,792)	—	(5,563)	(191)	(9,546)

Balances – September 30, 2003	2,900,000	$47,917	4,253,362	$(1,993)	$(26)	$45,898

Balances – January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892
Net Income	—	3,869	—	3,895	158	7,922
Follow-on public offering	1,322,500	34,016	—	—	—	34,016
General partner contribution	—	—	—	—	754	754
Cash distributions	—	(5,956)	—	(6,699)	(258)	(12,913)

Balances – September 30, 2004	4,222,500	$79,843	4,253,362	$(4,800)	$628	$75,671

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,922	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,276	3,515
Amortization of deferred debt issuance costs	725	355
Gain on sale of property, plant and equipment	(9)	—
Equity in earnings of unconsolidated entities	(532)	(2,308)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(5,466)	2,038
Product exchange receivables	1,625	(1,245)
Inventories	(2,280)	(1,737)
Due from affiliates	(3,095)	(463)
Other current assets	(176)	(79)
Trade and other accounts payable	1,768	(2,157)
Product exchange payables	1,008	6,193
Due to affiliates	(350)	770
Other accrued liabilities	473	(779)

Net cash provided by operating activities	7,889	12,441

Cash flows from investing activities:
Payments for property, plant and equipment	(4,335)	(1,346)
Acquisitions	(29,251)	—
Proceeds from sale of property, plant and equipment	114	—
Distributions from unconsolidated partnership	1,683	2,673

Net cash provided by (used in) investing activities	(31,789)	1,327

Cash flows from financing activities:
Payments of long-term debt	(39,350)	—
Proceeds from long-term debt	41,350	—
Cash distributions paid	(12,913)	(9,546)
General partner contribution	754	—
Follow on offering	34,016	—

Net cash provided by (used in) by financing activities	23,857	(9,546)

Net increase (decrease) in cash and cash equivalents	(43)	4,222
Cash at beginning of period	2,270	1,734

Cash at end of period	$2,227	$5,956

Non-cash:
Financed portion of non-compete agreement	$398	$—

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except where otherwise indicated)
September 30, 2004
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

(a) Principles of Presentation and Consolidation

     The balance sheets as of September 30, 2004 and December 31, 2003, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of capital and cash flows for the nine months ended September 30, 2004 and 2003 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

     These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
(Unaudited)

reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year.

3. Inventories

     Components of inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Liquefied petroleum gas	$13,947	$11,661
Fertilizer — raw materials and packaging	2,348	2,209
Fertilizer — finished goods	2,981	3,344
Lubricants	1,839	1,685
Other	828	764

	$21,943	$19,663

4. Goodwill

     The following information relates to goodwill balances as of the end of the periods presented:

	September 30,	December 31,
	2004	2003
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
LPG distribution segment	80	80
Fertilizer segment	816	816

	$2,922	$2,922

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
(Unaudited)

5. CF Martin Sulphur L.P.

     The following table sets forth CF Martin Sulphur’s summarized net income information for the three and nine months ended September 30, 2004 and 2003. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which is accounted for using the equity method of accounting. During the three months ended September 30, 2004 and 2003, the Partnership recorded equity in earnings (loss) from CF Martin Sulphur of $(491) and $580, respectively, and recorded cash distributions therefrom of $495 and $891, respectively. During the nine months ended September 30, 2004 and 2003, the Partnership recorded equity in earnings from CF Martin Sulphur of $139 and $2,308, respectively, and recorded cash distributions therefrom of $1,683 and $2,673, respectively. This has resulted in the Partnership recording a negative investment in CF Martin Sulphur of $(833) which the Partnership expects to recover through future earnings.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$15,379	$16,472	$48,073	$52,151
Costs and expenses	16,172	15,339	47,203	47,644

Operating income (loss)	(793)	1,133	870	4,507
Interest expense	(175)	(207)	(537)	(606)
Other, net	(24)	(18)	(53)	(32)

Net income (loss)	$(992)	$908	$280	$3,869

     CF Martin Sulphur was not in compliance with the minimum EBITDA covenant for the second and third quarters of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive CF Martin Sulphur’s non-compliance with such covenant as of June 30, 2004 and September 30, 2004. On October 29, 2004, CF Martin Sulphur and Harris Trust and Savings Bank replaced the minimum EBITDA covenant with a cash flow leverage covenant and amended the maturity date of such credit facility to March 31, 2007. The Partnership believes that CF Martin Sulphur will maintain compliance with such amended covenant.

6. Related Party Transactions

     Included in the financial statements for the three months and nine months ended September 30, 2004 and 2003, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
(Unaudited)

          Significant transactions with these related parties are reflected in the financial statements as follows:

     MRMC and Affiliates

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2004	2003	2004	2003
LPG product sales (LPG revenues)	$3	$292	$320	$296
Terminalling revenue and wharfage fees (terminalling revenues)	1,592	239	3,633	707
Lube oil product sales (terminalling product sales revenues)	10	—	78	—
Marine transportation revenues (marine transportation revenues)	2,272	852	6,080	3,907
Fertilizer product sales (fertilizer revenues)	145	307	1,338	1,542
LPG storage and throughput expenses (LPG cost of products sold)	93	92	483	952
Land transportation hauling costs (LPG cost of products sold)	1,802	1,521	5,279	4,707
Sulfuric acid product purchases (fertilizer cost of products sold)	310	80	1,532	629
Fertilizer salaries and benefits (fertilizer cost of products sold)	679	726	2,036	2,198
Marine fuel purchases (operating expenses)	1,192	365	3,327	1,132
LPG truck loading costs (operating expenses)	100	100	267	300
Marine transportation salaries and benefits (operating expenses)	2,063	1,624	6,035	4,638
LPG salaries and benefits (operating expenses)	122	124	397	397
Terminalling handling fees (operating expenses)	280	—	542	—
Vehicle lease expense (operating expenses)	13	—	94	—
Overhead allocation expenses (selling, general and administrative expenses)	275	180	783	540
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	(90)	(90)	(90)
Terminalling salaries and benefits (selling, general and administrative expenses)	358	191	1,087	535
LPG salaries and benefits (selling, general and administrative expenses)	208	151	570	440
Fertilizer salaries and benefits (selling, general and administrative expenses)	254	252	827	745

     CF Martin Sulphur

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Marine transportation revenues (marine transportation revenues)	$1,445	$1,384	$4,298	$4,288
Lube oil product sales (terminalling product sales revenues)	14	—	49	—
Fertilizer handling fee (fertilizer revenues)	111	120	209	233
Product purchase settlements (fertilizer cost of products sold)	113	104	581	358
Marine tug lease (operating expenses)	—	24	17	38
Marine crew charge reimbursement (offset to operating expenses)	(308)	(309)	(917)	(915)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(50)	(50)	(151)	(151)

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
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

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended September 30, 2004 Terminalling	$7,295	$(42)	$7,253	$1,071	$1,768	$2,653
Marine transportation	8,475	(81)	8,394	1,072	1,052	1,861
LPG distribution	51,527	—	51,527	27	1,154	—
Fertilizer	5,016	—	5,016	234	(204)	107
Indirect selling, general and administrative	—	—	—	—	(697)	—

Total	$72,313	$(123)	$72,190	$2,404	$3,073	$4,621

Three Months Ended September 30, 2003 Terminalling	$1,769	$—	$1,769	$129	$978	$1
Marine transportation	6,470	—	6,470	812	1,284	213
LPG distribution	26,617	—	26,617	30	277	79
Fertilizer	5,384	—	5,384	221	(145)	195
Indirect selling, general and administrative	—	—	—	—	(428)	—

Total	$40,240	$—	$40,240	$1,192	$1,966	$488

Nine months ended September 30, 2004 Terminalling	$18,789	$(103)	$18,686	$2,617	$4,534	$28,410
Marine transportation	25,278	(199)	25,079	2,866	4,118	3,805
LPG distribution	136,349	—	136,349	84	1,961	9
Fertilizer	22,397	—	22,397	709	997	362
Indirect selling, general and administrative	—	—	—	—	(1,934)	—

Total	$202,813	$(302)	$202,511	$6,276	$9,676	$32,586

Nine months ended September 30, 2003 Terminalling	$5,038	$—	$5,038	$386	$2,675	$59
Marine transportation	19,582	—	19,582	2,376	3,948	914
LPG distribution	95,335	—	95,335	84	1,407	83
Fertilizer	20,143	—	20,143	669	721	290
Indirect selling, general and administrative	—	—	—	—	(1,347)	—

Total	$140,098	$—	$140,098	$3,515	$7,404	$1,346

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Operating income	$3,073	$1,966	$9,676	$7,404
Equity in earnings (loss) of unconlsolidated entities	(359)	580	532	2,308
Interest expense	(876)	(394)	(2,338)	(1,442)
Other, net	24	29	52	68

Net income	$1,862	$2,181	$7,922	$8,338

Total assets by segment are as follows:

	September 30,	December 31,
	2004	2003
Total assets:
Terminalling	$68,173	$36,326
Marine transportation	50,114	49,390
LPG distribution	39,598	35,559
Fertilizer	17,709	18,410

Total assets	$175,594	$139,685

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

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2004
(Unaudited)

9. Neches Terminal Asset Acquisition

     On June 1, 2004, the Partnership acquired a deep water marine terminal located near Beaumont, Texas and associated assets from Neches Industrial Park, Inc. (“Neches”) for $26.9 million (which includes an initial $1.0 million payment under a related non-competition agreement and subsequent payments of $50 per year for ten years). In addition, the Partnership paid $0.2 million in transaction costs. The purchase price was allocated $25.7 million to property, plant and equipment and $1.4 million to non-competition agreements in other assets, net. The terminal is located on approximately 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal and the acquired assets were used by Neches in the business of handling and storage of ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts. The Partnership intends to continue to use the terminal and the acquired assets for such purposes. The acquisition was financed through the Partnership’s revolving credit facility (See Note 11.). The value of the non-competition agreement will be amortized on a straight line basis over the life of the agreement.

     The operations related to the acquisition have been included in the Partnership’s results of operations since the date of acquisition.

10. Freeport Terminal Asset Acquisition

     On September 17, 2004, the Partnership acquired a marine terminal located near Freeport, Texas and associated assets from Offshore Oil Services, Inc. (“OOS”) for $2.4 million. In addition, the Partnership paid $0.1 million in transaction costs. The purchase price was allocated $2.5 million to property, plant and equipment. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal and the acquired assets were used by OOS in the fuel oil and lubricant distribution and service business. The Partnership intends to continue to use the terminal and the acquired assets for such purposes. The acquisition was financed through the Partnership’s revolving credit facility (See Note 11).

     The operations related to the acquisition have been included in the Partnership’s results of operations since the date of acquisition.

11. Long-term Debt

     As of September 30, 2004, and through October 29, 2004, the Partnership’s credit facility consisted of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility was comprised of (i) a $25.0 million subfacility that was used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million subfacility that was used to finance permitted acquisitions and capital expenditures. In February 2004, the Partnership used the proceeds from its public offering of 1,322,500 common units to pay down revolving debt under the credit facility. In June 2004, it borrowed $27.0 million under its acquisition subfacility to acquire the Neches terminal assets. In September 2004, the Partnership borrowed $3.0 million under the acquisition subfacility to acquire the OOS terminal. Following such activity, as of September 30, 2004, the Partnership had $69.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under the term loan and $44.0 million under the revolving credit facility. As of September 30, 2004, the Partnership had no availability for expansion and acquisition activities under the revolving credit facility.

     On October 29, 2004, the Partnership entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. The Partnership’s existing debt of $69.0 million, as of October 29, 2004, has been refinanced under the amended and restated credit facility consisting of $14.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. In addition, the Partnership has issued a $2.5 million letter of credit under the working capital subfacility.

     Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, the outstanding balances thereunder have ranged from a low of $35.0 million to a high of $69.0 million.

     The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. The Partnership may prepay all amounts outstanding under this facility at any time without penalty.

     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

     In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of its assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined therein) of $65.0 million; (ii) EBITDA (as defined therein) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. The Partnership was in compliance with the debt covenants contained in its previous credit facility for the quarter ended September 30, 2004, and it would have been in compliance with the debt covenants in its amended and restated credit facility for the quarter ended September 30, 2004.

     The amount the Partnership is able to borrow under the working capital subfacility is based on a borrowing base formula tied to 75% of eligible accounts receivable plus 60% of eligible inventory. Without amending the credit facility, the Partnership can request an increase in eligible borrowings up to an additional $50.0 million, which can be applied to either the working capital subfacility, the acquisition subfacility or both, provided that there are one or more existing or new lenders willing to provide to such additional amount.

     Other than mandatory prepayments that would be triggered by certain asset dispositions or the issuance of subordinated indebtedness, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by October 29, 2008. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

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

     Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur on our balance sheet. Instead, we have historically carried our book investments as a single amount within the “other assets” caption on our balance sheet. However, as of September 30, 2004, our investment in CF Martin Sulphur was negative due to cash distributions in excess of our initial investment and cumulative earnings in the unconsolidated partnership. Therefore, on September 30, 2004, we have carried our negative investment on CF Martin Sulphur on our balance sheet as a single amount under the “other long term obligations” caption. We have not guaranteed the repayment of any debt of CF Martin Sulphur and we should not be otherwise required to repay any obligations of CF Martin Sulphur if it defaults on any such obligations. We anticipate that we will recover this negative investment in CF Martin Sulphur through future earnings.

  Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, other than as described below, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our consolidated and condensed financial statements most significantly.

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

     Allowance for Doubtful Accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific reserves for bad debts to reduce the related receivable to the amount we ultimately expect to collect from customers.

     Estimated Losses. In evaluating the estimated losses from self-insured property damage, liability and occupational injury claims, we assess a number of factors, including the probability of incurring a loss, the nature of the claim and historical loss experience. Based on these assessments, we record specific reserves for third party liability claims, general liability claims and occupational injury claims in the amount we ultimately expect to pay on these claims.

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

     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $7.4 million of direct costs and expenses for the three months ended September 30, 2004 compared to $5.1 million for the three months ended September 30, 2003. We reimbursed Martin Resource Management for $22.4 million of direct costs and expenses for the nine months ended September 30, 2004 compared to $16.6 million for the nine months ended September 30, 2003. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the assets we acquired from Tesoro Marine Services, L.L.C. (“Tesoro Marine”). We reimbursed Martin Resource Management for $0.3 million of indirect expenses for the quarter ended September 30, 2004 compared to $0.2 million for the quarter ended 2003. We reimbursed Martin Resource Management for $0.8 million of indirect expenses for the nine months ended September 30, 2004 compared to $0.5 million for the nine months ended September 30, 2003. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

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

     In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and fertilizer payroll reimbursements from Martin Resource Management accounted for 5% and 6% of our total cost of products sold during the three months and nine months ended September 30, 2004 and 8% of our total cost of products sold during both the three months and nine months ended September 30, 2003. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 5% and 4% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Our sales to Martin Resource Management accounted for approximately 6% and 5% of our total revenues for both the nine months ended September 30, 2004 and 2003, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

  Omnibus Agreement

     We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the terminalling, marine transportation, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions - Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in “Item 13. Certain Relationships and Related Transactions - Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2003 filed on March 23, 2004. Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.

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

  Other Agreements

     We are also parties to the following:

•	Specialty Petroluem Terminal Services Agreement - under which we provide terminalling services to Martin Resource Management at a set rate. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement were fixed in the first year of the agreement and are adjusted annually based on a price index.

•	Marine Transportation Agreement - under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management has agreed for a period of three years, beginning on November 1, 2002, to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

•	Product Storage Agreement - under which Martin Resource Management provides us underground storage for LPGs. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Product Supply Agreements - under which Martin Resource Management provides us with marine fuel and sulfuric acid. These agreements have an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement - under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Full Service, Fuel, and Lubricant Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. In September 2004, this agreement was amended to increase the throughput fee. In October 2004, this agreement was amended to include an additional throughput fee to be paid to us with respect to the terminal we acquired from Offshore Oil Services, Inc. (“OOS”).

•	Transportation Services Agreement - under which we provide marine transportation services to Martin Resource Management. The fee per gallon we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30 days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Lubricants and Drilling Fluids Terminal Services Agreement - under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of commissions were based on Tesoro Marine’s historic allocated costs. We have agreed to a minimum annual total handling quantity and commission, as a result of which, at the first year fee rate, we will pay Martin Resource Management a minimum of $0.5 million. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

     Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us. Please read “Certain Relationships and Related Transactions — Omnibus Agreement,” “- Motor Carrier Agreement” and “- Other Agreements” for a more complete discussion of our contracts with Martin Resource Management.

     Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission on March 23, 2004.

  Our Relationship with CF Martin Sulphur

     We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of September 30, 2004, our aggregate reimbursement liability would have been approximately $1.7 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

     We did not have significant revenues from CF Martin Sulphur prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur accounted for approximately 17% and 21% of our total marine transportation revenues for the three months ended September 30, 2004 and 2003, respectively. Revenues from our relationship with CF Martin Sulphur accounted for approximately 17% and 22% of our total marine transportation revenues for the nine months ended September 30, 2004 and 2003, respectively. In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

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

  Results of Operations

     The results of operations for the three months and nine months ended September 30, 2004 and 2003 have been derived from the consolidated and condensed financial statements of the Partnership.

     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and nine months ended September 30, 2004 and 2003. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Operating income (loss):
Terminalling	$1,768	$978	$4,534	$2,675
Marine transportation	1,052	1,284	4,118	3,948
LPG distribution	1,154	277	1,961	1,407
Fertilizer	(204)	(145)	997	721
Indirect selling, general and administrative expenses	(697)	(428)	(1,934)	(1,347)

Operating income	$3,073	$1,966	$9,676	$7,404

Equity in earnings (loss) of unconsolidated subsidiaries	$(359)	$580	$532	$2,308

     Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     Our total revenues were $72.2 million for the three months ended September 30, 2004 compared to $40.2 million for the three months ended September 30, 2003, an increase of $32.0 million, or 79%. Our cost of products sold was $55.9 million for the three months ended September 30, 2004 compared to $30.7 million for the three months ended September 30, 2003, an increase of $25.3 million, or 82%. Our total operating expenses were $8.5 million for the three months ended September 30, 2004 compared to $5.0 million for the three months ended September 30, 2003, an increase of $3.5 million, or 70%.

     Our total selling, general and administrative expenses were $2.3 million for the three months ended September 30, 2004 compared to $1.4 million for the three months ended September 30, 2003, an increase of $0.9 million, or 60%. Total depreciation and amortization was $2.4 million for the three months ended September 30, 2004 compared to $1.2 million for the three months ended September 30, 2003 an increase of $1.2 million, or 102%. Our operating income was $3.1 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003, an increase of $1.1 million, or 56%.

     The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

     The following table summarizes our results of operations in our terminalling segment.

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues:
Services	$5,194	$1,769
Products	2,059	—

Total revenues	7,253	1,769
Cost of products sold	1,668	—
Operating expenses	2,025	350

Operating margin	3,560	1,419
Selling, general and administrative expenses	721	312
Depreciation and amortization	1,071	129

Operating income	$1,768	$978

     Revenues. Our terminalling revenues increased $5.5 million or 310% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was due primarily to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $2.3 million in terminalling service revenues and $2.1 million in lubricant product sales in the third quarter of 2004. In the third quarter, we also had increased revenues of $1.2 million generated from the terminal assets we acquired from Neches Industrial Park, Inc. (“Neches”) in June 2004. This increase was partially offset by $0.2 million as a result of one asphalt tank that was not being utilized in the third quarter of 2004 due to softness in the asphalt markets in which we operate.

     Cost of products sold. Our cost of products sold was $1.7 million for the three months ended September 30, 2004. This amount represents our lubricant cost of products sold as a result of the Tesoro Marine acquisition.

     Operating expenses. Operating expenses increased $1.7 million, or 479%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was primarily a result of additional operating expenses of $1.0 million from the Tesoro Marine asset acquisition, and $0.6 million from the Neches terminal acquisition.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.4 million, or 131%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was a result of the Tesoro Marine asset acquisition.

     Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 730%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was a result of both the Tesoro Marine asset acquisition and the Neches terminal acquisition.

     In summary, our terminalling operating income increased $0.8 million, or 81%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues	$8,394	$6,470
Operating expenses	6,208	4,334

Operating margin	2,186	2,136
Selling, general and administrative expenses	62	40
Depreciation and amortization	1,072	812

Operating income	$1,052	$1,284

     Revenues. Our marine transportation revenues increased $1.9 million, or 30%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. A revenue increase of $1.6 million was generated as a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. Inland marine assets we operated in both three month periods generated an additional revenue increase of $0.3 million. We also leased additional inland equipment in the third quarter which generated incremental revenue of $0.6 million. The total increase of inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these inland revenue increases was a decrease of $0.4 million in offshore revenues. This was a result of our offshore asphalt tow having decreased demand for its services in the third quarter due to softness in the asphalt markets in which we operate. Also, the four hurricanes which impacted the Gulf of Mexico and Florida in the third quarter negatively impacted our revenues by $0.4 million.

     Operating expenses. Operating expenses increased $1.9 million, or 43%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. An increase of $1.3 million was primarily a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. The remaining increase was a result of increased operating costs, including leased inland equipment and fuel expenses. A portion of these increased costs were a result of having to relocate marine transportation assets out of the path of the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter.

     Selling, general, and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods.

     Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 32%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was primarily a result of maintenance capital expenditures made in the last twelve months.

     In summary, our marine transportation operating income decreased $0.2 million, or 18%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     LPG Distribution Business.

     The following table summarized our results of operations in our LPG distribution segment.

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues	$51,527	$26,617
Cost of products sold	49,697	25,728
Operating expenses	241	253

Operating margin	1,589	636
Selling, general and administrative expenses	408	329
Depreciation and amortization	27	30

Operating income	$1,154	$277

LPG Volumes (gallons)	53,738	40,733

     Revenues. Our LPG distribution revenue increased $24.9 million, or 94%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Sales volume increased 32% as a result of increased demand from industrial customers and increased sales to retail propane customers, as we improved our market share in certain portions of our marketing area. Also, our average sales price increased 47% for the third quarter of 2004 compared to the third quarter of 2003. This increase was due to a general increase in the prices of LPGs.

     Cost of products sold. Our cost of products sold increased $24.0 million, or 93%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase was due to a general increase in the prices of LPG’s. This increase was less than our increase in LPG revenue, as we were able to increase our per gallon margins.

     Operating expenses. Operating expenses were approximately the same for both three month periods.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 24% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

     In summary, an LPG distribution operating income increased $0.9 million or 317%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Fertilizer Business

     The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues	$5,016	$5,384
Cost of products sold and operating expenses	4,559	4,973

Operating margin	457	411
Selling, general and administrative expenses	427	335
Depreciation and amortization	234	221

Operating income	$(204)	$(145)

Fertilizer Volumes (tons)	25.8	27.7

     Revenues. Our fertilizer business revenues decreased $0.4 million, or 7%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Our sales volume decreased 7%, due to competitive pricing pressure from alternative fertilizer products. Our average sales price per ton was approximately the same for both three month periods.

     Cost of products sold and operating expenses. Our cost of products sold and operating expenses decreased $0.4 million, or 8%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease approximated our decrease in fertilizer revenues.

     Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 27% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

     In summary our fertilizer operating loss increased $0.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Our total revenues were $202.5 million for the nine months ended September 30, 2004 compared to $140.1 million for the nine months ended September 30, 2003, an increase of $62.4 million, or 45%. Our cost of products sold was $156.8 million for the nine months ended September 30, 2004 compared to $109.7 million for the nine months ended September 30, 2003, an increase of $47.1 million or 43%. Our total operating expenses were $23.4 million for the nine months ended September 30, 2004 compared to $14.9 million for the nine months ended September 30, 2003, an increase of $8.5 million, or 57%.

     Our total selling, general and administrative expenses were $6.4 million for the nine months ended September 30, 2004 compared to $4.6 million for the nine months ended September 30, 2003, an increase of $1.8 million, or 39%. Total depreciation and amortization was $6.3 million for the nine months ended September 30, 2004 compared to $3.5 million for the nine months ended September 30, 2003, an increase of $2.8 million or 79%.

Our operating income was $9.7 million for the nine months ended September 30, 2004 compared to $7.4 million for the nine months ended September 30, 2003, an increase of $2.3 million, or 31%.

     The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

     The following table summarizes our results of operations in our terminalling segment.

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues:
Services	$12,623	$5,038
Products	6,063	—

Total revenues	18,686	5,038
Cost of products sold	4,991	—
Operating expenses	4,781	1,076

Operating margin	8,914	3,962
Selling, general and administrative expenses	1,763	901
Depreciation and amortization	2,617	386

Operating income	$4,534	$2,675

     Revenues. Our terminalling revenues increased $13.6 million , or 271%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily due to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $5.9 million in terminalling service revenues and $6.1 million in lubricant products sales in the first nine months of 2004. During the first nine months of 2004, we also had increased revenues of $1.6 million from the Neches terminal acquisition. This increase was partially offset by $0.3 million as a result of one asphalt tank that was not being utilized in the second and third quarter of 2004 due to softness in the asphalt markets in which we operate.

     Cost of products sold. Our cost of products sold was $5.0 million for the nine months ended September 30, 2004. This amount represents lubricant cost of products sold as a result of the Tesoro Marine acquisition.

     Operating expenses. Operating expenses increased $3.7 million, or 344%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily a result of additional operating expenses of $3.0 million from the Tesoro Marine asset acquisition, and $0.8 million from the Neches terminal acquisition.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 96%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily a result of the Tesoro Marine asset acquisition.

     Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 578%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was a result of the Tesoro Marine asset acquisition and the Neches terminal acquisition.

     In summary, terminalling operating income increased $1.9 million, or 69%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Marine Transportation Business

     The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Revenues	$25,079	$19,582
Operating expenses	17,977	13,064

Operating margin	7,102	6,518
Selling, general and administrative expenses	118	194
Depreciation and amortization	2,866	2,376

Operating income	$4,118	$3,948

     Revenues. Our marine transportation revenues increased $5.5 million, or 28%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. A revenue increase of $4.8 million was generated as a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. Inland marine assets we operated in both nine month periods generated an additional revenue increase of $1.3 million. We also leased additional inland equipment which generated incremental revenue of $1.2 million. The total increase in inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these increases in inland revenue was a decrease of $1.4 million in offshore revenues. This was a result of our offshore asphalt tow undergoing repairs for over two months during this period as well as decreased demand for its services in the second and third quarter due to softness in the asphalt markets in which we operate. Also, the four hurricanes which impacted the Gulf of Mexico and Florida in the third quarter negatively impacted our revenues by $0.4 million.

     Operating expenses. Operating expenses increased $4.9 million, or 38%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. An increase of $3.5 million was primarily a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. The remaining increase was a result of increased operating costs, including leased operating equipment and fuel expenses. A portion of these increased costs were a result of having to relocate marine transportation assets out of the path of the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter.

     Selling, general and administrative expenses. Selling, general & administrative expenses decreased $0.1 million, or 39%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 21%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was due to acquisitions made in the fourth quarter of 2003 and capital expenditures made in the last twelve months.

     In summary, our marine transportation operating income increased $0.2 million, or 4%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

LPG Distribution Business

     The following table summarized our results of operations in our LPG distribution segment.

	Nine Months Ended
	September 30
	2004	2003
	(In thousands)
Revenues	$136,349	$95,335
Cost of products sold	132,467	92,116
Operating expenses	676	768

Operating margin	3,206	2,451
Selling, general and administrative expenses	1,161	960
Depreciation and amortization	84	84

	Nine Months Ended
	September 30
	2004	2003
	(In thousands)
Operating income	$1,961	$1,407

LPG Volumes (gallons)	160,691	139,707

     Revenues. Our LPG distribution revenues increased $41.0 million, or 43%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Our sales volume increased 15% as a result of increased demand from industrial customers and increased sales to retail propane customers, as we improved our market share in certain portions of our marketing area. Also, our average sales price per gallon was 24% higher in the first nine months of 2004 compared to the first nine months of 2003. This price increase was due to a general increase in the prices of LPGs.

     Costs of product sold. Our cost of products increased $40.4 million, or 44%, for the nine months ending September 30, 2004 compared to the nine months ended September 30, 2003. This increase was due to a general increase in the prices of LPG’s. Our gross margin per gallon remained the same for both nine month periods.

     Operating expenses. Operating expenses declined $0.1 million, or 12%, for the nine months ended September 30, 2004 compared to the nine months ended June 30, 2003.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 21%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both nine month periods.

     In summary, our LPG distribution income increased $0.6 million, or 39%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Fertilizer Business

     The following table summarizes our results of operations in our fertilizer segment.

	Nine Months Ended
	September 30
	2004	2003
	(In thousands)
Revenues	$22,397	$20,143
Cost of products sold and operating expenses	19,316	17,579

Operating margin	3,081	2,564
Selling, general and administrative expenses	1,375	1,174
Depreciation and amortization	709	669

Operating income	$997	$721

Fertilizer Volumes (tons)	118.9	116.3

     Revenues. Our fertilizer revenues increased $2.3 million, or 11%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Our sales volume increased 2%. We also experienced a 9% increase in our average sales price, as we were able to pass through increased raw material costs.

     Costs of products sold and operating expenses. Our cost of products sold and operating expenses increased $1.7 million, or 10%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was due to our sales volume increase of 2% and a 7% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases in raw materials.

     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 17%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Depreciation and amortization. Depreciation and amortization was approximately the same for both nine month periods.

     In summary, our fertilizer operating income increased $0.3 million, or 38%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Statement of Operations Items as a Percentage of Revenues

     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of products sold	78%	76%	77%	78%
Operating expenses	12%	12%	12%	11%
Selling, general and administrative expenses	3%	4%	3%	3%
Depreciation and amortization	3%	3%	3%	3%

  Equity in Earnings of Unconsolidated Entities

  For the three months and nine months ended September 30, 2004 and 2003, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

     Equity in earnings of unconsolidated entities for the three months ended September 30, 2004 decreased by $0.9 million for the same period in 2003. The biggest contributing factor to this decrease was because CF Martin’s operating costs in its Gulf of Mexico barge transportation system are primarily fixed and it could only transport 76% of its normal volume from the western Gulf of Mexico to Tampa, Florida due to the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004. Due to these factors, the cash distribution we received from CF Martin Sulphur decreased by $0.4 million for the three months ended September 30, 2004 compared to the same period in 2003. For the three months ended September 30, 2004, we received a cash distribution of $0.5 million. For the same period in 2003, we received a cash distribution of $0.9 million.

     Equity in earnings of unconsolidated entities for the nine months ended September 30, 2004 decreased $1.8 million, or 77%, for the same period in 2003. As a result, we have recorded a negative investment in CF Martin Sulphur of $(833) which we expect to recover through future earnings. This decrease was the result of a 13% decline in volume sold and a decline in the operating margin. The decrease in volume sold was a result of reduced demand by a certain customer in the second quarter of 2004 and a reduction of sulfur supply available for sale in the first quarter of 2004. The decline in operating margin was a result of decreased utilization of CF Martin’s barge transportation system in the third quarter of 2004 due to the four hurricanes that impacted the Gulf of Mexico and Florida. Due to these factors, the cash distributions we received from CF Martin Sulphur decreased by $1.0 million for the nine months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004 we received cash distributions of $1.7 million. For the same period in 2003, we received cash distributions of $2.7 million.

     Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods and $0.4 million for both nine month periods.

     CF Martin Sulphur was not in compliance with the minimum EBITDA covenant for the second and third quarters of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive CF Martin

Sulphur’s non-compliance with such covenant as of June 30, 2004 and September 30, 2004. On October 29, 2004, CF Martin Sulphur and the Bank replaced the minimum EBITDA covenant with a cash flow leverage covenant and amended the maturity date of such credit facility to March 31, 2007. We believe that CF Martin Sulphur will maintain compliance with such amended covenant.

     Interest Expense

     Our interest expense for all operations was $0.9 million for the three months ended September 30, 2004, compared to the $0.4 million for the three months ended September 30, 2003, an increase of $0.5 million or 122%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the third quarter of 2004 compared to the same period in 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.1 million in the third quarter of 2004 compared to the same period in 2003.

     Our interest expense for all operations was $2.3 million for the nine months ended September 30, 2004 compared to $1.4 million for the nine months ended September 30, 2003, an increase of $0.9 million, or 62%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first nine months of 2004 compared to the first nine months of 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.4 million for the first nine months of 2004 compared to the same period in 2003.

     Indirect Selling, General and Administrative Expenses

     Indirect selling, general and administrative expenses were $0.7 million for the three months ended September 30, 2004 compared to $0.4 million for the three months ended September 30, 2003, an increase of $0.3 million or 63%. The increase was primarily due to increased overhead allocation of $0.1 million from MRMC and increased costs related to implementation of procedures under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

     Indirect selling, general and administrative expenses were $1.9 million for the nine months ended September 30, 2004 compared to $1.3 million for the nine months ended September 30, 2003, an increase of $0.6 million or 44%. The increase was primarily due to increased overhead allocation of $0.2 million from MRMC and increased costs related to implementation of procedures under Sarbanes-Oxley.

     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions, including the Tesoro Marine acquisition. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for the three months ended September 30, 2004 compared to $0.2 million for the three months ended September 30, 2003. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.8 million for the nine months ended September 30, 2004 compared to $0.5 million for the nine months ended September 30, 2003.

  Liquidity and Capital Resources

     Cash Flows and Capital Expenditures

     For the nine months ended September 30, 2004, cash was unchanged as a result of $7.9 million provided by operating activities, $31.8 million used in investing activities and $23.9 million provided by financing activities. For the nine months ended September 30, 2003, cash increased $4.2 million, as a result of $12.4 million provided by operating activities, $1.3 million provided by investing activities and $9.5 million used in financing activities.

     For the nine months ended September 30, 2004 and 2003, our investing activities consisted of $1.7 million and $2.7 million, respectively, of cash distributions from an unconsolidated partnership and capital expenditures.

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

     For the nine months ended September 30, 2004 and 2003, our capital expenditures for property and equipment were $32.6 million and $1.3 million, respectively.

     As to each period:

•	For the nine months ended September 30, 2004 we spent $28.9 million for expansion and $3.7 million for maintenance. Our expansion capital expenditures were made in connection with the Neches and OOS terminal acquisitions. Our maintenance capital expenditures were primarily made for marine equipment, including expenditures as a result of increased steel and shipyard costs, and terminal and fertilizer facilities.

•	For the nine months ended September 30, 2003, we spent $0.1 million for the buyout of certain operating leases and $1.2 million for maintenance of marine equipment and fertilizer facilities.

     For the nine months ended September 30, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $12.9 million, net proceeds from a follow on equity offering of $34.8 million, payment of long term debt under our credit facility of $39.4 million and borrowings of long-term debt under our credit facility of $41.4 million. For the nine months ended September 30, 2003, financing activities consisted of cash distributions of $9.5 million paid to common and subordinated unitholders.

  Capital Resources

     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations, borrowings under our revolving line of credit and cash distributions received from CF Martin Sulphur.

     As of September 30, 2004, we had $69.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our $25.0 million term loan and $44.0 million under our $55.0 million revolving credit facility.

     In September, 2004, in connection with the financing of the OOS terminal acquisition and upgrades of marine equipment made in recent acquisitions, indebtedness under our revolving credit facility increased by an additional $3.0 million.

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

     Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of September 30, 2004, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Working capital subfacility	$14,000	$—	$14,000	$—	$—
Term loan facility	25,000	—	25,000	—	—
Acquisition subfacility	30,000	—	30,000	—	—
Non-competition agreement	500	50	100	100	250
Operating leases	3,765	1,290	2,359	116	—
Interest expense:
Working capital subfacility	624	570	54	—	—
Term loan facility	983	898	85	—	—
Acquisition subfacility	1,275	1,165	110	—	—

Total contractual cash obligations	$76,147	$3,973	$71,708	$216	$250

     Letter of Credit At September 30, 2004, the Partnership has an outstanding irrevocable letter of credit in the amount of $2.5 million which is issued under its revolving credit facility.

     No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

  Description of Our Credit Facility

     As of September 30, 2004 and through October 29, 2004, our credit facility consisted of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility was comprised of (i) a $25.0 million working capital subfacility that was used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million subfacility that was used to finance permitted acquisitions and capital expenditures. In February 2004, we used the proceeds from our public offering of 1,322,500 common units to pay down revolving debt under our credit facility. In June 2004, we borrowed $27.0 million under our acquisition subfacility to acquire the Neches terminal assets. In September 2004, we borrowed $3.0 million under our acquisition subfacility to acquire the OOS terminal. Following such activity, as of September 30, 2004, we had $69.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $44.0 million under our revolving credit facility. As of September 30, 2004, we had no availability for expansion and acquisition activities under our revolving credit facility.

     On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million subfacility that may be used to finance permitted acquisitions and capital expenditures. Our existing debt of $69.0 million, as of October 29, 2004, has been refinanced under the amended and restated credit facility consisting of $14.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. In addition, we have issued a $2.5 million letter of credit under the working capital subfacility.

     Draws made under our credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, the outstanding balances thereunder have ranged from a low of $35.0 million to a high of $69.0 million.

     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

     Indebtedness under the amended and restated credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans will range from 1.75% to 2.75% and the applicable margin for base prime rate loans will range from 0.75% to 1.75%. We incur a commitment fee on the unused portions of the credit facility.

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

     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined therein) of $65.0 million; (ii) EBITDA (as defined therein) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in our previous credit facility for the quarter ended September 30, 2004, and we would have been in compliance with the debt covenants in the amended and restated credit facility for the quarter ended September 30, 2004.

     The amount we are able to borrow under the working capital subfacility is based on a borrowing base formula tied to 75% of eligible accounts receivable plus 60% of eligible inventory. Without amending the credit facility, we can request an increase in eligible borrowings, up to an additional $50.0 million, which can be applied to either the working capital subfacility, the acquisition subfacility or both, provided that there are one or more existing or new lenders willing to provide to such additional amount.

     Other than mandatory prepayments that would be triggered by certain asset dispositions or the issuance of subordinated indebtedness, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by October 29, 2008. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

Seasonality

     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and marine transportation businesses and our unconsolidated non-controlling interest in CF Martin Sulphur Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, could impact our marine transportation businesses. For example, the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our marine transportation business’s revenues.

Impact of Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2004 and 2003. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2004 or 2003. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

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

     The CF Martin Sulphur partnership agreement contains a buy-sell mechanism that could be implemented by a partner under certain circumstances. As a result of this buy-sell mechanism, we could be forced to either sell our limited partner interest or buy the limited and general partner interests of CF Industries in CF Martin Sulphur at a time when it may not be in our best interest to do so. In addition, we may not have sufficient cash or available borrowing capacity under our revolving credit facility to allow us to elect to purchase the limited and general partner interest of CF Industries, in which case we may be forced to sell our limited partner interest as a result of this buy-sell mechanism when we would otherwise prefer to keep this interest. Further, if CF Industries implements this buy-sell mechanism and we decide to use cash from operations or obtain financing to purchase CF Industries’ interest in this partnership, we may not be able to make distributions to our unitholders. Conversely, if we are required to sell our interest in this partnership, we would lose our share of distributable income from its operations, and our ability to make subsequent distributions to our unitholders could be adversely affected.

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

As of September 30, 2004, we had approximately $69.0 million of indebtedness outstanding under our credit facility. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

     Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. In addition, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of nine years from the date of the distribution.

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

     If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and your potential tax liability, please read “Tax Risks — Tax gain or loss on the disposition of our common units could be different than expected.”

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

     We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all our counsel’s conclusions or the positions we take. Our counsel has not rendered an opinion on certain matters affecting us. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders and our general partner.

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

     Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of September 30, 2004. We had a total of $69.0 million of indebtedness outstanding under our credit facility at September 30, 2004. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.7 million annually.

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

     No change occurred in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

     (a) Exhibits. The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

     (b) Reports on Form 8-K

     On July 21, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of July 21, 2004) which furnished its press release dated July 21, 2004 as Exhibit 99.1, announcing that it will pay a quarterly distribution to its common and subordinated unitholders on August 13, 2004.

On July 27, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of July 27, 2004) which furnished its press release dated July 27, 2004 as Exhibit 99.1, announcing the timing for the release of the financial results for the quarter ended June 30, 2004.

On August 3, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of August 3, 2004) which furnished its press release dated August 3, 2004 as Exhibit 99.1, announcing its second quarter earnings call and the release of financial results for the quarter ended June 30, 2004.

On September 15, 2004, Martin Midstream Partners L.P. filed a Current Report on Form 8-K (dated as of September 14, 2004) which furnished its press release dated September 14, 2004 as Exhibit 99.1, announcing the initiation of certain hurricane preparations made in advance of Hurricane Ivan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P. (Registrant)

By:	Martin Midstream GP LLC Its General Partner

Date: November 2, 2004	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Credit Agreement, dated November 6, 2002 (“Credit Agreement”), among the Operating Partnership, as borrower, the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, Comerica Bank-Texas, as co-agent, and the lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated December 23, 2003 (filed as Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K, filed March 23, 2004, and incorporated herein by reference).

10.3	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the Lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2004 and incorporated herein by reference).

10.4	Contribution, Conveyance and Assumption Agreement dated October 31, 2002, by and among Martin Resource Management Corporation (“MRMC”), Martin Resource LLC, the General Partner, the Partnership, the Operating Partnership, the Operating General Partner, Martin Gas Marine LLC (“MGMLLC”), Martin Resources, Inc., Martin L.P. Gas, Inc. (“MLP Gas”), Martin Gas Sales LLC (“MGSLLC”), Martin Transport, Inc. (“Transport”), CF Martin Sulphur Holding Corporation (“CFMSHC”) and Midstream Fuel Service LLC (“MFSLLC”) (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and

Exhibit
Number	Exhibit Name
incorporated herein by reference).

10.9	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.15	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.16	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.17	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.18	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.20	Transportation Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed December 23, 2003, and incorporated herein by reference).

10.21	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and Midstream Fuel Service LLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

* Filed herewith