Form 10-K
period 2004-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2005-03-16
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Name of exchange on
Title of each class	which registered

Common Units representing limited	NASDAQ
partnership interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

Yes    ☑ No    ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☑ No    ☐

     As of June 30, 2004, 4,222,500 Common Units were outstanding. The aggregate market value of the Common Units held by non-affiliates of the registrant as of such date approximated $118,230,000. There were 4,222,500 of the registrant’s common units and 4,253,362 of the registrant’s subordinated units outstanding as of March 11, 2005.

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

          We are a Delaware limited partnership formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management retains control over our operations through its ownership of our general partner, as well as a significant ownership interest in us through its current ownership of approximately 50.2% of our outstanding limited partner interests in the form of subordinated units.

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

Primary Lines of Business

          We organize our operations into four general lines of business that can be summarized as follows:

•	Terminalling Business. We own or operate 16 marine terminal facilities and two inland terminal facilities that provide storage and handling services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. In June, 2004, we acquired a deep water marine terminal located near Beaumont, Texas.. Please read “— Recent Developments and Subsequent Events— Neches Industrial Park, Inc. Acquisition.” We provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We also distribute and market lubricants primarily to the offshore exploration and production industry.

•	Marine Transportation Business. We own a marine fleet of 35 inland tank barges, 17 inland push boats and two offshore tug/barge tanker units that transport hydrocarbon products and by-products. We provide these transportation services on a fee basis primarily under annual contracts.

•	LPG Distribution Business. We purchase liquefied petroleum gas (“LPG”) primarily from oil refiners and natural gas processors. We store LPGs in our supply and storage facilities for resale to propane retailers and industrial LPG users in Texas and the southeastern United States. We own three LPG supply and storage facilities with an aggregate storage capacity of approximately 132,000 gallons and we lease approximately 128 million gallons of underground storage capacity. We recently acquired a liquefied petroleum gas (“LPG”) pipeline located in East Texas. Please read “— Recent Developments and Subsequent Events— Liquefied Petroleum Gas Pipeline Purchase.” We generally try to coordinate our sales and purchases of LPGs based on the same daily price index for LPGs in order to decrease the impact of LPG price volatility on our profitability.

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

2004 Developments and Subsequent Events

          Liquefied Petroleum Gas Pipeline Purchase. In January, 2005, we completed the purchase of an LPG pipeline located in East Texas from an unrelated third party for $3.0 million. The pipeline, is being used by us to transport LPG for third parties as well as our own account, spans approximately 200 miles running from Kilgore to Beaumont, Texas. The acquisition was financed through our revolving credit facility.

          Bank Credit Facility Amendment and Restatement. On October 29, 2004, we entered into a $100 million amended and restated the credit facility comprised of (i) a $30.0 million working capital subfacility, which contains a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. The existing debt of $69.0 million, as of October 29, 2004, was refinanced under the amended and restated credit facility. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. As of March 11, 2005, we had $18 million outstanding under our working capital subfacility and $58.5 million outstanding under the acquisition subfacility.

          ` Freeport Terminal Acquisition. In September, 2004, we completed the acquisition of a marine terminal located near Freeport, Texas and associated assets from Offshore Oil Services, Inc. (“OOS”) for $2.4 million. In addition, we paid $0.1 million in transaction costs. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal is a full-service terminal used to distribute and market lubricants and provide shore bases for companies that are operating in the offshore exploration and production industry. The acquisition was financed through our revolving credit facility.

          Neches Industrial Park, Inc. Acquisition. In June, 2004, we completed the acquisition of a deep water marine terminal located near Beaumont, Texas from Neches Industrial Park, Inc. (“Neches”) for $26.5 million (which includes an initial $1.0 million payable under a related non-competition agreement and subsequent payments of $50,000 per year for ten years). In addition, we paid $0.2 million in transaction costs. The terminal is located on 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal provides handling and storage for ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts. The acquisition was financed through our revolving credit facility.

          We withheld $2.5 million of the purchase price paid for the Neches terminal and deposited this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event. In connection with the escrow account, we additionally issued a $2.5 million irrevocable letter of credit to the seller pursuant to the terms of the escrow agreement in order to secure our performance and to provide storage operations for a future lessee. The escrow account will be paid to the seller over a two year period beginning in November 2005. We believe the likelihood of any draws under the letter of credit to be remote.

          Follow-On Public Offering. In February 2004, we issued 1,322,500 common units in a follow-on public offering, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.

Business Strategy

          The key components of our business strategy are to:

•	Expand Services Provided to Existing Customers. We generally begin a relationship with a customer by transporting or marketing a limited range of products or providing a limited range of other services or products. We believe expanding our service and product offerings to existing customers is the most efficient and cost effective method of utilizing our asset base and customer relationships to achieve internal growth in revenues and cash flow. We believe significant opportunities exist to provide additional services and products to existing customers.

•	Pursue Strategic Acquisitions. We monitor the marketplace to identify and pursue acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow.

•	Attract New Customers in Existing Geographic Markets. Our marine transportation operations are primarily focused in the Gulf Coast region and along the southern portion of the nation’s inland waterway system. We seek to identify and pursue opportunities to expand our customer base for our marine transportation business in our existing geographic markets. We sell our fertilizer products throughout the United States and we sell our industrial sulfur products primarily in the eastern United States. We seek to expand our customer base for these products in these geographic markets.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost to penetrate such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream logistics management service providers to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such relationship would result in us providing or receiving a more comprehensive package of services and/or products to or from the customer or supplier. We intend to pursue strategic alliances with significant customers in the future.

Competitive Strengths

          We believe we are well positioned to execute our business strategy because of the following competitive strengths:

•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distribution and midstream logistical services for hydrocarbon products and by-products.

•	Strategically Located Terminal Facilities. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain hydrocarbon products and by-products with unique requirements for transportation and storage, such as molten sulfur, asphalt and sulfuric acid. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Experienced Management Team and Operational Expertise. Members of our management team have, on average, more than 23 years of experience in the industries in which we operate. Further, members of our management team have been employed by Martin Resource Management, on average, for 20 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity of our industry and businesses are important assets that assist us in implementing our business strategies and pursuing our growth strategies.

•	Strong Industry Reputation and Established Relationships With Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Flexibility. We believe the borrowings available under our revolving credit facility and our ability to issue additional partnership units provide us with the financial flexibility to enable us to pursue expansion and acquisition opportunities. As of March 15, 2005, we had $11.5 million available for expansion and acquisition activities under our revolving credit facility.

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

     Full Service Terminals

          We own or operate seven full service terminals. One terminal was acquired in the Freeport terminal acquisition in September, 2004. These terminal facilities distribute and market lubricants and provide storage and handling services for fuel oil. The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling mud manufacturers to manufacture and sell drilling mud to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling mud companies, marine transportation companies, and offshore construction companies.

          The following is a summary description of our seven full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	14	57,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	10	37,400 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	18,100 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	7	33,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	19,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2010 and can be extended through January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2009 and can be extended through March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be renewed through September 2026.

(4)	This terminal is located on land owned by third parties and leased under leases that expire between March 2007 and June 2017.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2008 and can be extended through February 2013.

     Fuel and Lubricant Terminals

          We own or operate five lubricant and fuel oil terminals, which we acquired in the Tesoro Marine asset acquisition. These terminals are located in the Gulf Coast region and provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals. Our Freeport terminal, which was previously listed as a fuel and lubricant terminal, became a full service terminal upon our Freeport terminal acquisition in September, 2004, and is described in “- Full Service Terminals” above.

          The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia(1)	Amelia, Louisiana	17	14,900 Bbls.
Berwick(2)	Berwick, Louisiana	4	24,900 Bbls.
Intracoastal City (3)	Intracoastal City, Louisiana	17	34,300 Bbls.
Venice	Venice, Louisiana	1	7,200 Bbls.
Fourchon (4)	Fourchon, Louisiana	7	30,100 Bbls.

(1)	This terminal is located on land owned by a third party and leased under a lease that expires in January 2010. As of December 31, 2004, we entered into an agreement to purchase this land. We currently anticipate this transaction will close in March 2005.

(2)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2007 and can be extended through September 2017.

(3)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in December 2006 and can be extended through December 2009.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in March 2007.

     Specialty Petroleum Terminals

          We own or operate four terminal facilities providing storage and handling services for some or all of the following: asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other hydrocarbon products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.5 million barrels. Each of these terminals has storage capacity for hydrocarbon products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority and leased to us under a 10-year lease that expires on December 15, 2006. Our Stanolind terminal is located on approximately 11 acres of land owned by Martin Resource Management and us and located on the Neches River in Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas.

          At our Tampa, Neches and Stanolind terminals, our customers are primarily large oil refining and natural gas processing companies. We charge a fixed monthly fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. At our Ouachita County terminal, Cross operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

          The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks(3)	Capacity	Products	Description
Tampa (1)	Tampa, Florida	7	719,000 Bbls.	Asphalt, fuel oil and sulfuric acid	Marine terminal, loading/unloading for vessels, barges and trucks
Stanolind (2)	Beaumont, Texas	2	160,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, sulfuric acid and fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for vessels, barges and trucks

(1)	This terminal is located on land owned by the Tampa Port Authority and leased to us under a lease that expires in December 2006.

(2)	A portion of this terminal is located on land owned by Martin Resource Management and on land we own. We use marine terminal, loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

(3)	In addition to the tanks listed in the table, CF Martin Sulphur, L.P. owns one tank at our Tampa terminal and three tanks at the Stanolind terminal. Martin Resource Management owns two tanks at the Stanolind terminal.

     Our Inland Terminals

          We own or operate two inland terminals. At Mont Belvieu, Texas, we own a rail unloading terminal where we unload and measure hydrocarbon by-products and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.’s LPG fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal. In Channelview, Texas, we operate an inland terminal used for lubricant storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package, and ship our lubricants to our terminals or directly to customers.

     The following is a summary description our inland terminals:

Aggregate
Terminal	Location	Capacity	Products	Description
Channelview (1)	Houston, Texas	10,000 sq. ft. warehouse	Lubricants	Truck loading/unloading
Mont Belvieu	Mont Belvieu, Texas	20 rail car spaces	Propane-propylene mix	Rail car unloading

(1)	This terminal is located on land owned by a third party and leased to us under a lease that expires in May 2009 and can be extended to May 2014.

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

          The marine transportation industry uses push boats and tugboats as power sources and tank barges for freight capacity. The combination of the power source and tank barge freight capacity is called a tow.

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

          We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	14	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur(1)

Inland tank barges	21	20,000 – 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline (1)

Inland push boats	17	800 – 1,800 horsepower	N/A

Offshore tank barges	2	40,000 bbl and 12,500 long-tons	Sulfur and asphalt

Offshore tugboats	2	3,200 – 7,200 horsepower	N/A

(1)	One of our 14 inland tank barges with capacity of up to 20,000 bbl, and seven of our 21 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.

          Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies, CF Martin Sulphur, L.P. and Martin Resource Management. We conduct our marine transportation services under spot contracts and under term contracts that typically range from one to 12 months in length.

          In order to maintain a balance of pricing flexibility and stable cash flow, we strive to maintain an appropriate mix of spot versus term contracts, based on current market conditions. We are currently a party to a three-year charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis subject to the availability of such vessels at the time of Martin Resource Management’s request. This contract, the term of which began on November 1, 2002, covers our four vessels that are not currently subject to term agreements. The fees we charge Martin Resource Management are based on the then applicable market rates we charge third parties on a spot-contract basis. Additionally, Martin Resource Management has agreed for the three-year term to use these four vessels in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. In the event we do not receive at least $5.6 million annually for the use of these vessels, Martin Resource Management will pay us any deficiency within 30 days after the end of the applicable 12-month period. We expect this agreement will allow us to maintain historic cash flow levels from our marine vessels not currently chartered under term contracts. For the year ended December 31, 2004, we generated revenues of $8.6 million for the use of these four vessels.

          Finally, in connection with the acquisition of marine services assets from Tesoro Marine Services, L.L.C. (“Tesoro Marine”), in December 2003 we entered into a new transportation services agreement with Martin Resource Management under which we provide marine transportation services. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. This fee was determined based on comparable market rates for arms-length negotiated fees. The agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

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

     Competition

          We compete primarily with other marine transportation companies. The marine barging industry has experienced significant consolidation in the past few years. The total number of tank barges and push boats that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993 and has reduced to approximately 2,700 since 1993. We believe the earlier decrease primarily resulted from:

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

          Propane is used as a heating fuel, an engine fuel, an industrial fuel and as a petrochemical feedstock in the production of ethylene and propylene. Butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

     Our LPG Facilities

          We purchase LPGs primarily from major domestic oil refiners and natural gas processors. We transport LPGs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of LPGs, including during times of peak demand, through:

•	storage of propane purchased in off-peak months,

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management, and

•	product management expertise to obtain supplies when needed.

          The following is a summary description of our owned and leased LPG facilities:

LPG Facility (1)	Location	Capacity	Description
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution
Storage	Arcadia, Louisiana (2)	120 million gallons	Underground storage
	Hattiesburg, Mississippi (3)	4.2 million gallons	Underground storage
	Mt. Belvieu, Texas (3)	2.5 million gallons	Underground storage

(1)	In addition, under a throughput agreement whose initial term ends in October 2005, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. This terminal facility has a storage capacity of 330,000 gallons.

(2)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a redetermination of the lease rate for each subsequent year.

(3)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which we have renewed annually for more than 20 years.

          Our above ground storage facilities have one or more 12,000 or 30,000 gallon storage tanks. We lease underground storage capacity of 120 million gallons in Arcadia, Louisiana from Martin Resource Management. We also lease 2.5 million gallons of underground storage in Mont Belvieu, Texas and 4.2 million gallons at Hattiesburg, Mississippi from third parties under one-year lease agreements. As a result of our and Martin Resource Management’s distribution system and storage capacity, we have the ability to buy and store large volumes of LPG that allow us to achieve product cost savings and avoid shortages during periods of tight supply.

          Our LPG customers consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2004, we sold approximately 43% of our LPG volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 57% of our LPG volume to refiners and industrial processors.

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

          Fertilizer and related sulfur products are a natural extension of our business because of our access to sulfur and our distribution capabilities. This business allows us to leverage our relationship with CF Martin Sulphur, L.P. by using our access to its sulfur to produce a value added product for the fertilizer and industrial sulfur market. Please read “— CF Martin Sulphur, L.P. — Our Commercial Relationship with CF Martin Sulphur, L.P.” Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 146,000 tons in 2004 as a result of acquisitions and internal growth.

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

          We previously owned a fertilizer plant in Maricopa, Arizona. We shut down this plant in November, 2003 in order to better utilize our facilities and optimize efficiencies and ultimately sold the facility in February, 2005. In May 2003, we experienced a casualty loss caused by a lightening strike at one of our Odessa, Texas sulfur and fertilizer facilities. We used the insurance proceeds to upgrade our equipment at this facility.

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

     Seasonality

          Sales of our agricultural fertilizer are partly seasonal as a result of increased demand during the growing season. Sales of our industrial sulfur-based products, however, are generally consistent throughout the year. In 2004, approximately 10% of our product sales volumes were to industrial users.

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

     Business and Assets of CF Martin Sulphur, L.P.

          CF Martin Sulphur, L.P. gathers molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. CF Martin Sulphur, L.P. transports sulfur by inland and offshore barges, rail cars and trucks and handled over 1.9 million long tons of sulfur in 2004. Recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. CF Martin Sulphur, L.P. has the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

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

          CF Martin Sulphur, L.P. leases approximately 186 railcars equipped to transport molten sulfur. It also has the following major marine assets it uses to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
Poseidon (1)	Offshore tank barge	12,500 long tons	Molten sulfur
Orion (1)	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland pushboat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur

(1)	We own the Poseidon and Orion and lease them to CF Martin Sulphur, L.P.

          The following is a summary description of the tanks owned by CF Martin Sulphur, L.P. and located at our terminals:

			Total Aggregate
Terminal	Location	Tanks	Capacity	Products Stored
Tampa	Tampa, Florida	1	16,000 long tons	Molten sulfur
Stanolind	Beaumont, Texas	3	46,500 long tons	Molten sulfur

     Our Commercial Relationship with CF Martin Sulphur, L.P.

          We are both an important supplier to and customer of CF Martin Sulphur, L.P. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur, L.P. for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur, L.P. upon 90 days notice. CF Martin Sulphur, L.P. paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur, L.P. terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur, L.P. for a portion of such reconfiguration costs. As of December 31, 2004, our aggregate reimbursement liability would have been approximately $1.7 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

          We did not have significant revenues from CF Martin Sulphur, L.P. prior to 2002. However, as a result of this charter agreement, revenues from our relationship with CF Martin Sulphur, L.P. accounted for approximately 17% of our total marine transportation revenues for the year ended December 31, 2004. In addition, we purchase all our sulfur from CF Martin Sulphur, L.P. at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

          We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur, L.P. CF Martin Sulphur, L.P. is managed by its general partner which is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement.

     Competition

          Eight phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. CF Martin Sulphur, L.P. owns or leases two of the five vessels currently used to transport molten sulfur between Tampa, Florida and United States ports on the Gulf of Mexico. Its primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets, or foreign suppliers from Mexico or Venezuela that may sell into the Florida market.

     Management and Ownership

          Management. CF Martin Sulphur, L.P. is managed and operated by its general partner which is equally owned and controlled by Martin Resource Management and CF Industries. We have no control over the operations or management of CF Martin Sulphur, L.P. The partnership’s general partner, CF Martin Sulphur, L.L.C., is operated by a board of four managers, two of whom are designated by Martin Resource Management and two of whom are designated by CF Industries. The managers designated by CF Industries have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain tax matters and in regard to certain relationships between CF Martin Sulphur, L.P. on the one hand and Martin Resource Management and its affiliates on the other hand. Likewise, the managers designated by Martin Resource Management have the sole authority to cause CF Martin Sulphur, L.L.C. to act in regard to certain relationships between CF Martin Sulphur, L.P., on the one hand, and CF Industries and its affiliates on the other hand. For all other matters, all actions of the board of managers require the unanimous vote of a properly constituted quorum of managers. The presence of at least one manager designated by each of CF Industries and Martin Resource Management must be present to constitute a proper quorum for the transaction of company business. Martin Resource Management manages the day-to-day operations of CF Martin Sulphur, L.P. under a long-term services agreement.

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

          We received a cash distribution of $891,000 from CF Martin Sulphur, L.P., in each of March, June, September and December, 2003 and received a cash distribution of $594,000 in March and June, 2004, $495,000 in September, 2004 and $297,000 in December, 2004.

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

Our Relationship with Martin Resource Management

          Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of approximately 398 trucks and road vehicles and approximately 756 road trailers;

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating an underground LPG storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account, our account and the account of CF Martin Sulphur, L.P., the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

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

          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $31.4 million of direct costs and expenses for the year ended December 31, 2004. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. We reimbursed Martin Resource Management for $1.1 million of indirect expenses for the year ended December 31, 2004. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

          Martin Resource Management also licenses certain of its trademarks and tradenames to us under this omnibus agreement.

          Commercial. We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management’s fleet of approximately 398 road vehicles and approximately 756 road trailers to provide land transportation in the areas served by Martin Resource Management. Our ability to utilize Martin Resource Management’s land transportation operations is currently a key component of our integrated distribution network.

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

          In the aggregate, our purchases of land transportation services, storage services, LPG products and sulfuric acid from Martin Resource Management accounted for approximately 6%, 8% and 8% of our total cost of products sold in 2004, 2003, and 2002, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our marine transportation, terminalling and LPG distribution services for its operations. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. We also provide terminalling services under terminal services agreements. Our sales to Martin Resource Management accounted for approximately 5%, 4% and 5% of our total revenues in 2004, 2003, and 2002, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

     Omnibus Agreement

          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the marine transportation, terminalling, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions, including the Tesoro Marine asset acquisition. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur, L.P. in a manner it reasonably believes is in our best interests, subject to the limitations described

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

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

          In connection with the Tesoro Marine asset acquisition, we entered into the following additional agreements with Martin Resource Management:

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we would receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

          Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of the Stanolind terminal assets to us. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement,” “— Motor Carrier Agreement” and “— Other Agreements” for a more complete discussion of our contracts with Martin Resource Management.

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

          Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and similar state laws require containment of potential discharges of contaminants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws provide penalties for releases of unauthorized contaminants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that compliance with the conditions of such permits will not have a material effect on our operations.

          On August 7, 2000, a spill of molten sulfur occurred at our Stanolind terminal near Beaumont, Texas, which at the time was owned and operated by Martin Gas Sales LLC, a wholly-owned subsidiary of Martin Resource Management. Martin Gas Sales LLC has since changed its name to Martin Product Sales LLC. The Texas Department of Health and Texas Natural Resource Conservation Commission investigated the spill and its clean-up. These agencies found that there was no impact on public health, and that there was no reason to remove the solidified sulfur from the river bottom. However, the United States attorney in Beaumont, Texas, initiated an investigation under the criminal provisions of the Clean Water Act. To avoid protracted litigation and possible criminal claims against employees, Martin Product Sales agreed to plead guilty to a single felony violation of the federal Clean Water Act and was sentenced to pay a $50,000 fine. As part of its plea agreement with the United States, Martin Product Sales also agreed to implement a remedial program at our Stanolind terminal and our sulfur loading facility in Tampa, Florida. Martin Product Sales instituted the remedial program as of March 1, 2002, and we believe that it has been substantially implemented, although it must remain in effect for five years. Martin Product Sales does not have any contracts with the United States government that might be affected by a debarment or listing proceeding, and the United States Attorney’s Office has agreed to inform any agency initiating a debarment or listing proceeding of the implementation of the remedial program. A previous criminal conviction, however, may result in increased fines and other sanctions if Martin Product Sales is subsequently convicted or pleads guilty to a similar offense in the future. Martin Resource Management will indemnify us under the omnibus agreement for any losses we suffer within five years from November 6, 2002, the date of our initial public offering that relate to or result from, this event.

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

          Safety Regulation. The Company’s marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international treaties. Tank ships, push boats, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. We believe our marine operations and our terminals are in substantial compliance with current applicable safety requirements.

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

Employees

          We do not have any employees. Under the Omnibus Agreement, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 317 individuals who provide direct support to our operations. None of these employees are represented by labor unions. To date, Martin Resource Management has not experienced any work stoppages. Martin Resource Management hired 125 former Tesoro Marine employees and 42 former contract employees of Tesoro Marine in connection with the closing of the Tesoro Marine asset acquisition. These employees support the operations acquired by us from Tesoro Marine.

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

          We believe we have satisfactory title to our assets. Some of the easements, rights-of-way, permits, licenses or similar documents relating to the use of the properties that have been transferred to us in connection with our initial public offering and the assets we acquired in our acquisitions, required the consent of third parties, which in some cases is a governmental entity. We believe we have obtained sufficient third-party consents, permits and authorizations for the transfer of assets necessary for us to operate our business in all material respects. With respect to any third-party consents, permits or authorizations that have not been obtained, we believe the failure to obtain these consents, permits or authorizations will not have a material adverse effect on the operation of our business.

          Title to our property is subject to encumbrances, including liens in favor of our secured lender. We believe none of these encumbrances materially detract from the value of our properties or our interest in these properties, or materially interfere with their use in the operation of our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Repurchases of Equity Securities

          Our common units are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” As of March 15, 2005 there were approximately 18 holders of record and approximately 6,254 beneficial owners of our common units. In addition, as of that date there were 4,253,362 subordinated units representing limited partner interests outstanding. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:

Fiscal 2003:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2003	$19.03	$17.50	$0.50	$0.50
June 30, 2003	$24.00	$18.63	$0.50	$0.50
September 30, 2003	$26.30	$22.62	$0.50	$0.50
December 31, 2003	$30.53	$26.10	$0.525	$0.525

Fiscal 2004:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2004	$30.30	$27.20	$0.525	$0.525
June 30, 2004	$29.90	$23.57	$0.525	$0.525
September 30, 2004	$29.78	$26.51	$0.525	$0.525
December 31, 2004	$29.93	$27.22	$0.535	$0.535

          On March 15, 2005, the last reported sales price of our common units as reported on the NASDAQ was $34.20 per unit.

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

          The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	725,000
Total	0	$0	725,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. No grants have been made under this plan. For a description of the material features of this plan, please see “Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.

Item 6. Selected Financial Data

          The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. and our predecessor. The financial data for the years ended December 31, 2000, 2001 and for the period from January 1, 2002 through November 5, 2002 are derived from the audited combined financial statements of the assets and operations of Martin Resource Management that were contributed to us in connection with our initial public offering in November 2002 (“Martin Midstream Partners Predecessor”). The financial data for the period from November 6, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.

          The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Partnership			Predecessor
			Period From	Period From
			November 6,	January 1,
			2002	2002
	Year Ended		Through	Through	Year Ended
	December 31,		December 31,	November 5,	December 31,
	2004	2003	2002	2002	2001	2000
			(In Thousands)
Income Statement Date:
Revenues	$294,144	$192,731	$33,746	$116,160	$163,118	$199,813

Cost of product sold	229,841	150,767	26,436	84,072	119,767	150,063
Operating expenses	32,423	20,600	3,056	16,654	20,472	25,993
Selling, general, and administrative	8,385	6,101	857	5,767	7,513	7,880
Depreciation and amortization	8,766	4,765	747	3,741	4,122	6,413

Total costs and expenses	279,415	182,233	31,096	110,234	151,874	190,349

Other operating income	—	589	—	—	—	—

Operating Income	14,729	11,087	2,650	5,926	11,244	9,464

Equity in earnings of unconsolidated entities	912	2,801	599	2,565	1,477	192
Interest expense	(3,326)	(2,001)	(345)	(3,283)	(5,390)	(7,949)
Other, net	11	94	5	42	82	70

Income (loss) before income taxes	12,326	11,981	2,909	5,250	7,413	1,777
Income taxes	—	—	—	1,959	2,735	847

Net income (loss)	$12,326	$11,981	$2,909	$3,291	$4,678	$930

Net income per limited partner unit	$1.45	$1.64	$.40
Weighted average limited partner units	8,349,551	7,153,362	7,153,362

Balance Sheet Data (at Period End)

	Partnership			Predecessor
			Period From	Period From
			November 6,	January 1,
			2002	2002
	Year Ended		Through	Through	Year Ended
	December 31,		December 31,	November 5,	December 31,
	2004	2003	2002	2002	2001	2000
			(In Thousands)
Total assets	$188,332	$139,685	$100,455		$88,953	$102,384
Due to affiliates	429	560	—		36,796	39,096
Long-term debt	73,000	67,000	35,000		7,845	10,691
Partner’s capital (owner’s equity)	75,534	45,892	47,106		18,758	14,080

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	$12,812	$10,273	$4,824	$316	$11,144	$1,621
Investing activities	(34,322)	(27,621)	(2,116)	(1,962)	(6,809)	(3,084)
Financing activities	22,424	17,884	(6,287)	6,897	(4,400)	1,421

Other Financial Data:

Maintenance capital expenditures	5,182	2,773	157	394	2,465	1,934
Expansion capital expenditures	30,234	29,159	2,850	1,909	3,764	2,010

Total capital expenditures	$35,416	$31,932	$3,007	$2,303	$6,229	$3,944

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

          Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur, L.P. on our balance sheet. Instead, we carry our book investment as a single amount. Currently, we have recorded a negative investment in CF Martin Sulphur L.P. of $0.8 million which we expect to recover through future earnings. As a result, at December 31, 2004, we have reported this negative investment in the “Other long term obligations” caption on the balance sheet. We have not guaranteed the repayment of any debt of CF Martin Sulphur, L.P. and we should not otherwise be required to repay any obligations of CF Martin Sulphur, L.P. if it defaults on any such obligations.

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

          The combined results of operations for the year ended December 31, 2002 have been derived from the combined financial statements of Martin Midstream Partners Predecessor for the period from January 1, 2002 through November 5, 2002 and the consolidated financial statements of Martin Midstream Partners, L.P. for the period from November 6, 2002 through December 31, 2002. The results of operations for the year ended December 31, 2003 and 2004 have been derived from the consolidated and combined financial statements of Martin Midstream Partners L.P.

     2004 Developments and Subsequent Events

          In January, 2005, we completed the purchase of an LPG pipeline located in East Texas from an unrelated third party for $3.0 million. The pipeline, is being used by us to transport LPG for third parties as well as its own account, spans approximately 200 miles running from Kilgore to Beaumont, Texas. The acquisition was financed through our revolving credit facility.

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. The existing debt of $69.0 million, as of October 29, 2004, was refinanced under the amended and restated credit facility. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility.

          In September, 2004, we completed the acquisition of a marine terminal located near Freeport, Texas and associated assets from OOS for $2.4 million. In addition, we paid $0.1 million in transaction costs. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal is a full-service terminal used to distribute and market lubricants and provide shore bases for companies that are operating in the offshore exploration and production industry. The acquisition was financed through our revolving credit facility.

          In June, 2004, we completed the acquisition of a deep water marine terminal located near Beaumont, Texas from Neches Industrial Park, Inc. for $26.5 million (which includes an initial $1.0 million payable under a related non-competition agreement and subsequent payments of $50,000 per year for ten years). The terminal is located on 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal provides handling and storage for ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts. The acquisition was financed through our revolving credit facility.

          We withheld $2.5 million of the purchase price paid for the Neches terminal and deposited this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event. In connection with the escrow account, we additionally issued a $2.5 million irrevocable letter of credit to the seller pursuant to the terms of the escrow agreement in order to secure our performance and to provide storage operations for a future lessee. The escrow account will be paid to the seller over a two year period beginning in November 2005. We believe the likelihood of any draws under the letter of credit to be remote.

          Follow-On Public Offering. In February 2004, we issued 1,322,500 common units in a follow-on public offering, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.

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

          In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Partnership to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Partnership was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Partnership was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. The Partnership was also required to perform additional “annual” tests during 2002 and in subsequent years. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.

          The amount of our unamortized goodwill as of December 31, 2001 was $2.9 million. We performed the initial and annual impairment tests required by SFAS No. 142 as of January 1, 2002, September 30, 2002, September 30, 2003 and September 30, 2004, respectively. In performing such tests, we determined we had three “reporting units” which contained goodwill. These reporting units were three of our reporting segments: marine transportation, LPG distribution and fertilizer.

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

          Asset Retirement Obligation. We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). on January 1, 2003. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a material impact on our financial position, results of operations or cash flows.

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

          We entered into additional agreements with Martin Resource Management in connection with the Tesoro Marine asset acquisition whereby:

•	We provide terminalling services to Martin Resource Management under a terminal services agreement. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The fee was based on comparable market rates for arms-length negotiated fees. Martin Resource Management has agreed to a minimum annual total throughput, as a result of which, at the first year fee rate, we will receive at least $2.3 million from Martin Resource Management. This agreement has a three-year term, which began in December 2003 and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	We provide marine transportation services to Martin Resource Management under a transportation services agreement. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. The fee was based on comparable market rates for arms-length negotiated fees. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Martin Resource Management provides terminal services to us under a lubricants and drilling fluids terminal services agreement. The per gallon handling fee and the percentage of our commissions we are charged by Martin Resource Management under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of then-applicable term.

          Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement, which was entered into on November 1, 2002. We are required to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Under the omnibus agreement, the amount we are required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to us was capped at $1.0 million during the first year of the agreement. For the year ending October 31, 2004, the cap was increased to $2.0 million. In each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

     Our Relationship with CF Martin Sulphur, L.P.

          We are both an important supplier to and customer of CF Martin Sulphur, L.P. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur, L.P. for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur, L.P. upon 90 days notice. CF Martin Sulphur, L.P. paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur, L.P. terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur, L.P. for a portion of such reconfiguration costs. As of December 31, 2004, our aggregate reimbursement liability would have been approximately $1.7 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

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

Results of Operations

          The combined results of operations for the year ended December 31, 2002 have been derived from the combined financial statements of Martin Midstream Partners Predecessor for the period from January 1, 2002 through November 5, 2002 and the consolidated financial statements of Martin Midstream Partners, L.P. for the period from November 6, 2002 through December 31, 2002. The results of operations for the years ended December 31, 2003 and 2004 have been derived from the consolidated financial statements of Martin Midstream Partners L.P.

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Revenues:
Terminalling	$17,919	$6,921	$5,158
Marine transportation	34,780	26,342	24,440
Product sales:
LPG distribution	203,427	133,038	92,408
Fertilizer	29,780	26,296	27,900
Terminalling	8,238	134	—

	241,445	159,468	120,308

Total revenues	294,144	192,731	149,906

Costs and expenses:
Cost of products sold:
LPG distribution	197,859	128,055	87,190
Fertilizer	25,207	22,605	23,318
Terminalling	6,775	107	—

	229,841	150,767	110,508

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Expenses:
Operating expenses	32,423	20,600	19,710
Selling, general and administrative	8,385	6,101	6,624
Depreciation and amortization	8,766	4,765	4,488

Total costs and expenses	279,415	182,233	141,330

Other operating income	—	589	—

Operating income	14,729	11,087	8,576

Other income (expense):
Equity in earnings of unconsolidated entities	912	2,801	3,164
Interest expense	(3,326)	(2,001)	(3,628)
Other, net	11	94	47

Total other income (expense)	(2,403)	894	(417)

Income before income taxes	$12,326	$11,981	$8,159

          Prior to November 6, 2002, our combined financial statements reflected our operations as being subject to income taxes. Subsequent to November 6, 2002, we are not subject to income taxes due to our partnership structure. Therefore, we believe a more meaningful comparison of the results of our operations is income before income taxes.

          Our effective income tax rate for the period from January 1, 2002 through November 5, 2002 was 37%. Our effective income tax rate for the period from January 1, 2002 through November 5 differed from the federal tax rate of 34% primarily as a result of state income taxes and the non-deductibility of certain goodwill amortization for book purposes. Beginning November 6, 2002, we have not been subject to federal income tax due to our partnership structure.

          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the years ended December 31, 2004, 2003, and 2002.

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Operating income:
Terminalling	$6,749	$3,818	$2,328
Marine transportation	5,827	4,693	3,858
LPG distribution	3,080	2,456	2,237
Fertilizer	1,839	1,808	1,164
Indirect selling, general, and administrative expenses	(2,766)	(1,688)	(1,011)

Operating income	$14,729	$11,087	$8,576

Equity in earnings of unconsolidated entities	$912	$2,801	$3,164

          Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, income tax expenses, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

          Our total revenues were $294.1 million for the year ended December 31, 2004 compared to $192.7 million for the year ended December 31, 2003, an increase of $101.4 million, or 53%. Our cost of products sold was $229.8 million for the year ended December 31, 2004 compared to $150.8 million for the year ended December 31, 2003, an increase of $79.1 million, or 52%. Our total operating expenses were $32.4 million for the year ended December 31, 2004 compared to $20.6 million for the year ended December 31, 2003, an increase of $11.8 million, or 57%.

          Our total selling, general and administrative expenses were $8.4 million for the year ended December 31, 2004 compared to $6.1 million for the year ended December 31, 2003, an increase of $2.3 million, or 37%. Total depreciation and amortization was $8.8 million for the year ended December 31, 2004 compared to $4.8 million for the year ended December 31, 2003, an increase of $4.0 million, or 84%. Other operating income in 2003 solely consisted of a gain of $0.6 million related to an involuntary conversion of assets. Our operating income was $14.7 million for the year ended December 31, 2004 compared to $11.1 million for the year ended December 31, 2003, an increase of $3.6 million, or 33%.

          The results of operations are described in greater detail on a segment basis below.

     Terminalling Business

          The following table summarizes our results of operations in our terminalling segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues:
Services	$17,919	$6,921
Products	8,238	134

Total Revenues	26,157	7,055

Cost of products sold	6,775	107
Operating expenses	6,699	1,413

Operating margin	12,684	5,535
Selling, general and administrative expenses	2,194	1,180
Depreciation and amortization	3,740	537

Operating income	$6,749	$3,818

          Revenues. Our terminalling revenues increased $19.1 million, or 271%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $8.3 million in terminalling service revenues and $8.2 million in lubricant products sales in 2004. These assets contributed $0.3 million in revenue in 2003. During 2004, we also had increased revenues of $2.8 million from the Neches terminal acquisition.

          Cost of products sold. Our cost of products sold was $6.8 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. This amount represents lubricant cost of products sold as a result of the Tesoro Marine acquisition in December 2003.

          Operating expenses. Operating expenses increased $5.3 million, or 374%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily a result of additional operating expenses of $4.0 million from the Tesoro Marine asset acquisition, and $1.3 million from the Neches terminal acquisition.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million, or 86%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily a result of the Tesoro Marine and Neches asset acquisitions.

          Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 596%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was a result of the Tesoro Marine asset acquisition and the Neches terminal acquisition.

          In summary, terminalling operating income increased $2.9 million or 77%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Marine Transportation Business

          The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	$34,780	$26,342
Operating expenses	24,796	18,135

Operating margin	9,984	8,207
Selling, general and administrative expenses	175	305
Depreciation and amortization	3,982	3,209

Operating income	$5,827	$4,693

          Revenues. Our marine transportation revenues increased $8.5 million, or 32%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. A revenue increase of $6.2 million was generated as a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. Inland marine assets we operated in both years generated an additional revenue increase of $1.8 million. We also leased additional inland equipment which generated incremental revenue of $2.0 million. The total increase in inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these increases in inland revenue was a decrease of $1.6 million in offshore revenues. This was a result of our offshore asphalt tow undergoing repairs for over two months during this period as well as decreased demand for its services in the second and third quarter due to softness in the asphalt markets in which we operate. Also, the four hurricanes which impacted the Gulf of Mexico and Florida in the third quarter of 2004 negatively impacted our revenues by $0.4 million.

          Operating expenses. Operating expenses increased $6.7 million, or 37%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. An increase of $4.8 million was primarily a result of marine transportation assets acquired from Tesoro Marine and other parties in the fourth quarter of 2003. The remaining increase was a result of increased operating costs, including leased operating equipment and fuel expenses. A portion of these increased costs were a result of having to relocate marine transportation assets out of the path of the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004.

          Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 43%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

          Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 24%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to acquisitions made in the fourth quarter of 2003 and capital expenditures made in 2004.

          In summary, our marine transportation operating income increased $1.1 million, or 24%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     LPG Distribution Business

          The following table summarizes our results of operations in our LPG distribution segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	$203,427	$133,038
Cost of products sold	197,859	128,055
Operating expenses	928	1,052

Operating margin	4,640	3,931
Selling, general and administrative expenses	1,457	1,362
Depreciation and amortization	103	113

Operating income	$3,080	$2,456

LPG Volumes (gallons)	226,565	192,478

          Revenues. Our LPG distribution revenues increased $70.4 million, or 53%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Our sales volume increased 18% as a result of increased demand from industrial customers and increased sales to retail propane customers, as we improved our market share in certain portions of our marketing area. Also, our average sales price per gallon was 30% higher in 2004 compared to 2003. This price increase was due to a general increase in the prices of LPGs.

          Costs of product sold. Our cost of products increased $69.8 million, or 55%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to a general increase in the prices of LPG’s. Our gross margin per gallon remained approximately the same for both periods.

          Operating expenses. Operating expenses declined $0.1 million, or 12%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 7%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

          Depreciation and amortization. Depreciation and amortization was approximately the same for both years.

          In summary, our LPG distribution income increased $0.6 million, or 25%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Fertilizer Business

          The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	$29,780	$26,296
Cost of products sold and operating expenses	25,207	22,605

Operating margin	4,573	3,691
Selling, general and administrative expenses	1,793	1,566
Depreciation and amortization	941	906

	$1,839	$1,219

Other operating income	—	589

Operating income	$1,839	$1,808

Fertilizer Volumes (tons)	146.2	144.9

          Revenues. Our fertilizer revenues increased $3.5 million, or 13%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. We experienced a 12% increase in our average sales prices, as we were able to pass through increased raw material costs. Our sales volume also increased by 1%.

          Costs of products sold and operating expense. Our cost of products sold and operating expense increased $2.6 million, or 12%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to an 11% increase in our cost per ton of fertilizer products sold, as well as a 1% increase in sales volume. The increased cost per ton was a result of price increases in raw materials.

          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 14%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

          Depreciation and amortization. Depreciation and amortization was approximately the same for both years.

          Other operating income. Other operating income in 2003 solely consisted of an gain of $.06 million related to an involuntary conversion of assets.

          In summary, our fertilizer operating income was approximately the same for both years.

     Statement of Operations Items as a Percentage of Revenues.

          In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2004 and December 31, 2003. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	100%	100%
Cost of products sold	78%	78%
Operating expenses	11%	11%
Selling, general and administrative expenses	3%	3%
Depreciation and amortization	3%	2%

     Equity in Earnings of Unconsolidated Entities

          For the years ended December 31, 2004 and 2003, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

          Equity in earnings of unconsolidated entities for 2004 of $0.9 million decreased $1.9 million, or 67%, from the same period in 2003. As a result, we have recorded a negative investment in CF Martin Sulphur of $750,000 which we expect to recover through future earnings. This decrease was the result of a 16% decline in volume sold and a decline in the operating margin. The decrease in volume sold was a result of reduced demand by a certain customer in the second quarter of 2004 and a reduction of sulfur supply available for sale in the first quarter of 2004. The decline in operating margin was a result of decreased utilization of CF Martin’s barge transportation system in the third quarter of 2004 due to the four hurricanes that impacted the Gulf of Mexico and Florida. Due to these factors, the cash distributions we received from CF Martin Sulphur decreased by $1.6 million in 2004 compared to 2003. For 2004 we received cash distributions of $2.0 million. For the same period in 2003, we received cash distributions of $3.6 million.

          Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million for both years.

          CF Martin Sulphur was not in compliance with the minimum EBITDA covenant for the second and third quarters of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive CF Martin Sulfur’s non-compliance with such covenant as of June 30, 2004 and September 30, 2004. On October 29, 2004, CF Martin Sulphur and the Bank replaced the minimum EBITDA covenant with a cash flow leverage covenant and amended the maturity date of such credit facility to March 31, 2007. CF Martin was in compliance with this new covenant at December 31, 2004 and we believe that CF Martin Sulphur will maintain compliance with such amended covenant.

          Interest Expense

          Our interest expense for all operations was $3.3 million for 2004 compared to $2.0 million for 2003, an increase of $1.3 million, or 66%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in 2004 compared to 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.4 million for 2004 compared to 2003.

          Indirect Selling, General and Administrative Expenses

          Indirect selling, general and administrative expenses were $2.8 million for 2004 compared to $1.7 million for 2003, an increase of $1.1 million or 64%. This increase was primarily due to increased overhead allocation of $0.3 million from MRMC and increased costs related to complying with the requirements of the Sarbanes-Oxley Act of 2002.

          Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with the Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocating of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the 12 month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions, including the Tesoro Marine acquisition. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisitions or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.1 million for the year ended December 31, 2004 compared to $0.7 million for the year ended December 31, 2003.

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

          Our total selling, general and administrative expenses were $6.1 million in 2003 compared to $6.6 million in 2002, a decrease of $0.5 million, or 8%. Depreciation and amortization was $4.8 million in 2003 compared to $4.5 million in 2002, an increase of $0.3 million, or 6%. Other operating income in 2003 solely consisted of a gain of $0.6 million related to an involuntary conversion of assets. Our operating income was $11.1 million in 2003 compared to $8.6 million in 2002, an increase of $2.5 million, or 29%.

          These results of operations are discussed in greater detail on a segment basis below.

     Terminalling Business

          The following table summarizes our results of operations in our terminalling segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues:
Services	$6,921	$5,158
Products	134	—

Total Revenues	7,055	5,158

Cost of products sold	107	—
Operating expenses	1,413	1,181

Operating margin	5,535	3,977

	Years Ended December 31,
	2003	2002
	(In thousands)
Selling, general and administrative expenses	1,180	1,266
Depreciation and amortization	537	383

Operating income	$3,818	$2,328

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

     Fertilizer Business

          The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2003	2002
	(In thousands)
Revenues	$26,296	$27,900
Cost of products sold and operating expenses	22,605	23,324

Operating margin	3,691	4,576
Selling, general and administrative expenses	1,566	2,474
Depreciation and amortization	906	938

	$1,219	$1,164

Other operating income	589	—

Operating income	$1,808	$1,164

Fertilizer Volumes (tons)	144.9	158.1

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

          Other operating income. Other operating income in 2003 consisted solely of a gain of $0.6 million related to an involuntary conversion of assets.

          In summary, our fertilizer operating income increased $0.6 million, or 55%, in 2003 compared to 2002.

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

Liquidity and Capital Resources

     Cash Flows and Capital Expenditures

          In 2004, cash increased $0.9 million as a result of $12.8 million provided by operating activities, $34.3 million used in investing activities and $22.4 million provided by financing activities. In 2003, cash increased $0.5 million as a result of $10.3 million provided by operating activities, $27.6 million used in investing activities and $17.9 million provided by financing activities. In 2002, cash increased $1.7 million as a result of $5.1 million provided by operating activities, $4.1 million used in investing activities and $0.6 million provided by financing activities.

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

          In 2004, our investing activities consisted primarily of cash paid for acquisitions, payments for property, plant and equipment, proceeds from sale of property, plant and equipment and cash distributions received from an unconsolidated partnership.

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

          For 2004, 2003 and 2002 our capital expenditures for property and equipment were $35.4 million, $31.9 million and $5.3 million, respectively.

          As to each period:

•	In 2004, we spent $30.2 million for expansion and $5.2 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Neches and Freeport terminal acquisitions. Our maintenance capital expenditures were primarily made in our marine transportation business for routine dockings of our vessels pursuant to United States Coast Guard requirements and terminal and fertilizer facilities.

•	In 2003, we spent $29.2 million for expansion and $2.8 million for maintenance. Our expansion capital expenditures were made in connection with the Tesoro Marine and Cross acquisitions, as well as the acquisition of an inland pushboat and two inland tank barges. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry docking of our vessels. We received $0.7 million from insurance proceeds relating to a fire loss, offsetting a portion of our maintenance capital expenditures.

•	In 2002, we spent $4.8 million for expansion and $0.6 million for maintenance. Our expansion capital expenditures were primarily made for the construction of two new asphalt tanks and the purchase of two inland barges that were previously, operated under an operating lease agreement. Our maintenance capital expenditures were primarily made in our marine transportation business for routine dockings of our vessels pursuant to United States Coast Guard requirements.

          In 2004, our financing activities consisted of net proceeds from a follow-on public offering and related transactions of $34.8 million, cash distributions paid to common and subordinated unitholders of $17.5 million, payments of long-term debt under our credit facility of $43.2 million and borrowings of long-term debt under our credit facility of $49.2 million and payments of debt issuance costs of $0.9 million. The follow-on offering occurred in February 2004. We issued 1,322,500 common units, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.

          In 2003, our financing activities consisted of borrowings on our credit facilities, payments of debt issuance costs and cash distributions paid to unitholders. Borrowings of $30.0 million from our revolving credit facility were used to acquire assets of Tesoro Petroleum, Cross Oil and marine assets from a third party. We paid $0.9 million in debt issuance costs related to the expansion of our credit facility from $60 million to $80 million. Cash distributions of $13.2 million were paid to our common and subordinated unitholders.

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

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, which contains a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. The existing debt of $69.0 million, as of October 29, 2004, was refinanced under the amended and restated credit facility. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. As of March 11, 2005, we had $18 million outstanding under our working capital subfacility and $58.5 million outstanding under our acquisition subfacility.

          As of January 1, 2004, and through October 29, 2004, our credit facility consisted of a $55.0 million revolving credit facility and a $25.0 million term loan. The $55.0 million revolving credit facility was comprised of (i) a $25.0 million working capital subfacility that was be used for ongoing working capital needs and general partnership purposes and (ii) a $30.0 million subfacility that was used to finance permitted acquisitions and capital expenditures. In February 2004, we used the proceeds from our public offering of 1,322,500 common units to pay down revolving debt under the credit facility. In June 2004, we borrowed $27.0 million under our acquisition subfacility to acquire the Neches terminal assets. In September 2004, we borrowed $3.0 million under the acquisition subfacility to acquire the Freeport terminal.

          As of December 31, 2003, we had $67.0 million of outstanding indebtedness, consisting of outstanding borrowings of $25.0 million under our term loan and $42.0 million under our $55.0 million revolving credit facility.

          In October 2003, in connection with the financing of our acquisition from Cross of a marine terminal and our acquisition of vessels from a third party, indebtedness under our revolving credit facility increased by $3.0 million. On December 22, 2003, in connection with the financing of the Tesoro Marine asset acquisition we expanded our combined term and revolving credit facility to $80.0 million and indebtedness under our revolving credit facility increased by an additional $27.0 million.

          We believe that cash generated from operations and our borrowing capacity under our revolving credit facility, as well as cash distributed to us from CF Martin Sulphur, L.P., will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for 2005. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Related to Our Business” below for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of December 31, 2004, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Working capital subfacility	$18,000	$—	$—	$18,000	$—
Acquisition subfacility	55,000	—	—	55,000	—
Non-competition agreement	500	50	100	100	250
Operating leases	4,064	1,375	2,105	532	52
Interest expense: [1]
Working capital subfacility	3,129	815	1,630	684	—
Acquisition subfacility	9,650	2,514	5,027	2,109	—

Total contractual cash obligations	$90,343	$4,754	$8,862	$76,425	$302

          We have no commercial commitments such as lines of credit or guarantees that might result from a contingent event that would require our performance pursuant to a funding commitment.

          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

     Description of Our Credit Facility

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, which contains a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. Our existing debt of $69.0 million, as of October 29, 2004, was refinanced under the amended and restated credit facility. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. As of December 31, 2004, we had $15.0 million available for expansion and acquisition activities under our revolving credit facility. As of March 11, 2005, we had $18 million outstanding under our working capital subfacility and $58.5 million outstanding under our acquisition subfacility. On January 3, 2005, we borrowed $3.5 million under the acquisition line of credit to fund the purchase of a liquefied petroleum gas pipeline and future capital expenditures related to the pipeline acquisition.

          Draws made under our amended and restated credit facility are normally made to fund acquisitions and for working capital requirements. During 2004, draws on our credit facilities have ranged from a low of $35 million to a high of $73 million.

          Our obligations under the amended and restated credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

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

          In addition, the amended and restated credit agreement contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

          The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to

[1]	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in our credit facility as of and for the year ended December 31, 2004, and we were in compliance with the debt covenants in the previous credit facility as of and for the year ended December 31, 2003.

          The amount we are able to borrow under the working capital subfacility is based on a formula. Under this formula, our borrowing base under the subfacility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Without amending the amended and restated credit facility, we can request an increase in the amounts eligible to be borrowed under the amended and restated credit facility, up to an additional $50.0 million, which can be applied to either the working capital subfacility, the acquisition subfacility or both, provided that there are one or more existing or new lenders willing to provide such additional amount.

          Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the amended and restated credit agreement requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by October 29, 2008. The amended and restated credit agreement contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

Seasonality

          A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur, L.P. are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and marine transportation businesses and our unconsolidated non-controlling interest in CF Martin Sulphur, L.P. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.

Impact of Inflation

          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2004, 2003 and 2002. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2000, 2001, 2002, 2003, or 2004. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

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

          As of March 11, 2005, we currently have approximately $76.5 million of indebtedness outstanding, composed of $18.0 million of debt under our working capital subfacility and $58.5 million under our acquisition subfacility. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

          We are subject to the Merchant Marine Act of 1936, which provides that, upon proclamation by the President of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose.) If one of our push boats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our push boats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our push boats, tugboats or tank barges. If any of our vessels are purchased or requisitioned for an extended period of time by the United States government, such transactions could have a material adverse affect on our results of operations, cash flow and ability to make distributions to our unitholders.

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

Risks Relating to an Investment in the Common Units

Cost reimbursements due to Martin Resource Management may be substantial and will reduce our cash available for distribution to our unitholders.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our unit price.

          We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to address in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.

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

          In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arizona, Arkansas, Georgia, Florida, Illinois, Louisiana, Mississippi, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

          Interest Rate Risk. We are exposed to changes in interest rates as a result of our term loan and revolving credit facility, each of which have a floating interest rate as of December 31, 2004. We had a total of $73.0 million of indebtedness outstanding under our credit facility at December 31, 2004. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.7 million annually.

          As of March 15, 2005, we had a total of $76.5 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.8 million annually.

Item 8. Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners, L.P.
(Partnership) and Martin Midstream Partners Predecessor (Predecessor)
are included in this Item 8:

Page
Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets as of December 31, 2004 and 2003	66

Consolidated and Combined Statements of Operations for the years ended December 31, 2004 and 2003, the period from November 6, 2002 through December 31, 2002 and the period from January 1, 2002 through November 5, 2002 (Predecessor)	67

Consolidated and Combined Statements of Changes in Capital/Equity for the years ended December 31, 2004, 2003 and 2002	68

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004 and 2003, the period from November 6, 2002 through December 31, 2002 and the period from January 1, 2002 through November 5, 2002 (Predecessor)	69

Notes to the Consolidated and Combined Financial Statements	70

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

          We have audited the accompanying consolidated balance sheets, of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated and combined, respectively, statements of operations, capital/equity, and cash flows of Martin Midstream Partners L.P. and subsidiaries (successor) for the years ended December 31, 2004 and 2003 and for the period from November 6, 2002 through December 31, 2002 and of Martin Midstream Partners Predecessor (predecessor) (collectively Martin Midstream) for the period from January 1, 2002 through November 5, 2002. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined, respectively, financial position of Martin Midstream and the results of their operations and their cash flows for each of the specified periods in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

          As discussed in Note 2 to the financial statements, Martin Midstream changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

/s/ KPMG LLP

Shreveport, Louisiana
March 16, 2005

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
Assets

Cash	$3,184	$2,270
Accounts and other receivables, less allowance for doubtful accounts of $427 and $329	43,526	27,027
Product exchange receivables	50	1,783
Inventories	23,165	19,663
Due from affiliates	1,892	162
Other current assets	724	756

Total current assets	72,541	51,661

Property, plant, and equipment, at cost	148,241	113,907
Accumulated depreciation	(38,472)	(30,946)

Property, plant and equipment, net	109,769	82,961

Goodwill	2,922	2,922
Investment in unconsolidated entities	—	318
Other assets, net	3,100	1,823

	$188,332	$139,685

Liabilities and Capital

Trade and other accounts payable	$26,537	$17,366
Product exchange payables	9,081	7,222
Due to affiliates	429	560
Other accrued liabilities	2,443	1,645

Total current liabilities	38,490	26,793

Long-term debt	73,000	67,000
Other long-term obligations	1,308	—

Total liabilities	112,798	93,793

Partners’ capital	75,534	45,892
Commitments and contingencies

	$188,332	$139,685

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Partnership			Predecessor
			Period From	Period From
			November 6,	January 1,
			2002	2002
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	November 5,
	2004	2003	2002	2002
	(Dollars in thousands)
Revenues:
Terminalling	$17,919	$6,921	$937	$4,221
Marine transportation	34,780	26,342	4,104	20,336
Product sales:
LPG distribution	203,427	133,038	23,361	69,047
Fertilizer	29,780	26,296	5,344	22,556
Terminalling	8,238	134	—	—

	241,445	159,468	28,705	91,603

Total revenues	294,144	192,731	33,746	116,160

Costs and expenses:
Cost of products sold:
LPG distribution	197,859	128,055	22,109	65,081
Fertilizer	25,207	22,605	4,327	18,991
Terminalling	6,775	107	—	—

	229,841	150,767	26,436	84,072

Expenses:
Operating expenses	32,423	20,600	3,056	16,654
Selling, general and administrative	8,385	6,101	857	5,767
Depreciation and amortization	8,766	4,765	747	3,741

Total costs and expenses	279,415	182,233	31,096	110,234

Other operating income	—	589	—	—

Operating income	14,729	11,087	2,650	5,926

Other income (expense):
Equity in earnings of unconsolidated entities	912	2,801	599	2,565
Interest expense	(3,326)	(2,001)	(345)	(3,283)
Other, net	11	94	5	42

Total other income (expense)	(2,403)	894	259	(676)

Income before income taxes	12,326	11,981	2,909	5,250
Income taxes	—	—	—	1,959

Net income	$12,326	$11,981	$2,909	$3,291

General partner’s interest in net income	$247	$240	$58
Limited partners’ interest in net income	$12,079	$11,741	$2,851
Net income per limited partner unit	$1.45	$1.64	$.40
Weighted average limited partner units	8,349,551	7,153,362	7,153,362

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL/EQUITY
(Successor to Martin Midstream Partners Predecessor)
For the years ended December 31, 2004, 2003 and 2002

		Partners’ Capital
		Limited Partners
	Owner’s	Common		Subordinated		General Partner
	Equity	Units	Amount	Units	Amount	Amount	Total
				(Dollars in thousands)
Balances – December 31, 2001	$18,758	—	$—	—	$—	$—	$18,758

Net income – from January 1, 2002 through November 5, 2002	3,291	—	—	—	—	—	3,291
Adjustment to reflect owner transactions prior to formation of Partnership	(25,093)						(25,093)
Formation of partnership	3,044	—	—	4,253,362	(2,984)	(60)	—
Issuance of units to public, net of underwriting and other costs	—	2,900,000	47,241	—	—	—	47,241

Net income – from November 6, 2002 through December 31, 2002	—	—	1,155	—	1,696	58	2,909

Balances – December 31, 2002	—	2,900,000	48,396	4,253,362	(1,288)	(2)	47,106

Net income	—		4,760	—	6,981	240	11,981

Cash distributions ($1.81 per unit)	—	—	(5,242)	—	(7,689)	(264)	(13,195)

Balances – December 31, 2003	—	2,900,000	47,914	4,253,362	(1,996)	(26)	45,892

Net income	—	—	5,923	—	6,156	247	12,326

Follow-on public offering	—	1,322,500	34,016	—	—	—	34,016

General partner contribution	—	—	—	—	—	754	754

Cash distributions ($2.10 per unit)	—	—	(8,173)	—	(8,932)	(349)	(17,454)

Balances – December 31, 2004	$—	4,222,500	$79,680	4,253,362	$(4,772)	$626	$75,534

See accompanying notes to consolidated and combined financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Partnership			Predecessor
			Period From	Period From
			November 6, 2002	January 1, 2002
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	November 5,
	2004	2003	2002	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,326	$11,981	$2,909	$3,291

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,753	4,765	747	3,741
Amortization of deferred debt issue costs	886	486	—	—
Accretion of asset retirement obligations	13	—	—	—
Deferred income taxes	—	—	—	1,830
Loss on disposition or sale of property, plant, and equipment	48	(3)	—	(12)
Gain on involuntary conversion of property, plant, and equipment	—	(589)	—	—
Equity in earnings of unconsolidated entities	(912)	(2,801)	(599)	(2,565)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(16,499)	(6,802)	(5,919)	(3)
Product exchange receivables	1,733	(743)	11,117	(11,801)
Inventories	(3,502)	(4,152)	(7,811)	5,901
Due from affiliates	(1,730)	170	—	—
Other current assets	32	(483)	(261)	117
Trade and other accounts payable	9,171	3,359	5,525	(102)
Product exchange payables	1,859	4,937	(2,253)	429
Due to affiliates	(131)	560	—	—
Other accrued liabilities	765	(412)	1,289	(457)
Change in other non-current assets, net	—	—	80	(53)

Net cash provided by operating activities	12,812	10,273	4,824	316

Cash flows from investing activities:
Payments for property, plant, and equipment	(5,182)	(2,904)	(3,007)	(2,303)
Acquisitions	(31,234)	(29,028)	—	(103)
Proceeds from sale of property, plant, and equipment	114	3	—	444
Insurance proceeds on fire loss	—	744	—	—
Distributions from unconsolidated partnership	1,980	3,564	891	—

Net cash used in investing activities	(34,322)	(27,621)	(2,116)	(1,962)

Cash flows from financing activities:
Payments of long-term debt	(43,215)	—	(2,200)	(8,815)
Payments of assumed debt and related costs	—	—	—	(73,263)
Net proceeds from initial public offering	—	—	—	50,571
Net proceeds from follow on public offering	34,016	—	—	—
General partner contribution	754	—	—	—
Proceeds from long-term debt	49,215	32,000	—	37,200
Payments of debt issuance costs	(892)	(921)	—	(1,421)
Borrowings from affiliates	—	—	—	46,326
Cash distributions paid	(17,454)	(13,195)	—	—
Payments to affiliates	—	—	(4,087)	(43,701)

Net cash provided by (used in) financing activities	22,424	17,884	(6,287)	6,897

Net increase (decrease) in cash	914	536	(3,579)	5,251

Cash at beginning of period	2,270	1,734	5,313	62

Cash at end of period	$3,184	$2,270	$1,734	$5,313

Non-cash:
Financed portion of non-compete agreement	$398

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

(h)	Debt Issuance Costs

          In connection with the Partnership’s amendment and restatement of its revolving credit agreement on October 29, 2004, we incurred debt issuance costs of $892. In connection with the acquisition of the Tesoro assets on December 23, 2003 (See Note 3), we increased our revolving line of credit facility from $35,000 to $55,000 and incurred debt issuance costs related to this expanded facility of $921. In connection with the closing of the Partnership’s initial public offering on November 6, 2002, we entered into a syndicated $35,000 revolving line of credit and $25,000 term loan and incurred debt issuance costs related this debt facility of $1,421.

          The remaining unamortized deferred issuance costs relating to the line of credit facility as of October 29, 2004 is deferred and will be amortized along with the debt issuance costs incurred in conjunction with the amended and restated agreement over the 48 month term of the new debt arrangement. Amortization of debt issuance cost, which are included in interest expense for the years ended December 31, 2004 and 2003, totaled $886 and $486, respectively, and accumulated amortization amounted to $1,450 and $564 at December 31, 2004 and 2003, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $1,783 and $1,777 at December 31, 2004 and 2003, respectively.

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

          The Partnership performed its initial test in the second quarter of 2002, and annual tests in the third quarters of 2002, 2003 and 2004, with no indication of impairment.

(j)	Asset Retirement Obligation

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“Statement No. 143”). We adopted SFAS No. 143, which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, effective January 1, 2003. Under Statement No. 143, an Asset Retirement Obligation (“ARO”) is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.

(k)	Indirect Selling, General and Administrative Expenses

          Indirect selling, general and administrative expenses are incurred by MRMC and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by MRMC’s personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and MRMC, the amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership was capped at $1,000 during the first year of the agreement. For the year ending October 31, 2004, the cap was increased to $2,000. In each of the subsequent three years, the capped amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership’s general partner has the right to agree to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.

(l)	Income Taxes

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

(m)	Environmental Liabilities

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

(n)	Allowance for Doubtful Accounts.

          Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.

(o)	Use of Estimates

          Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(p)	Comprehensive Income

          For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

(3) ACQUISITIONS

          (a) Liquefied Petroleum Gas Pipeline Purchase. In January, 2005, we completed the purchase of a liquefied petroleum gas (“LPG”) pipeline located in East Texas from an unrelated third party for $3.0 million.. The pipeline, which will be used by the Partnership to transport LPG for third parties as well as its own account, spans approximately 200 miles running from Kilgore to Beaumont, Texas.

          (b) Freeport Terminal Acquisition. In September, 2004, we completed the acquisition of a marine terminal located near Freeport, Texas and associated assets from Offshore Oil Services, Inc. (“OOS”) for $2.4 million. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal is a full-service terminal used to distribute and market lubricants and provide shore bases for companies that are operating in the offshore exploration and production industry.

          (c) Neches Industrial Park, Inc. Acquisition. In June, 2004, we completed the acquisition of a deep water marine terminal located near Beaumont, Texas from Neches Industrial Park, Inc. for $26.5 million (which includes an initial $1.0 million payable under a related non-competition agreement). The remaining $25.5 million was allocated to property, plant and equipment. The terminal is located on 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks,

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

compressors and related equipment. The terminal provides handling and storage for ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts.

          (d)Tesoro Marine Asset Acquisition

          In December 2003, the Partnership completed the acquisition of certain assets associated with Tesoro Marine Services, L.L.C.’s (“Tesoro Marine”) shore based marine activities for $25.0 million plus approximately $1.8 million for Tesoro Marine’s lubricant inventories. The assets acquired by the Partnership included 13 marine terminals and one inland terminal located along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, nine inland tank barges and four inland push boats, and Tesoro Marine’s lubricant distribution and marketing business. The Partnership financed this acquisition through borrowings under its revolving credit facility.

          In December 2003, in a parallel transaction, Midstream Fuel Service LLC, a wholly owned subsidiary of MRMC completed its acquisition of Tesoro Marine’s fuel oil distribution business for $2.0 million plus approximately $4.8 million for Tesoro Marine’s diesel fuel inventories. Midstream Fuel, rather than the Partnership, acquired these assets from Tesoro Marine because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to publicly traded limited partnerships. However, following the closing of the marine asset acquisition and the fuel oil distribution acquisition, the Partnership entered into certain agreements with MRMC pursuant to which the Partnership provides marine transportation and terminalling services to Midstream Fuel and Midstream Fuel provides terminalling services to the Partnership to handle lubricants, greases and drilling fluids.

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

	2003	2002
Total revenues	$214,177	$171,174
Cost of products sold	156,751	116,467
Operating expenses	28,771	28,139
Selling, general and administrative	6,381	6,904
Impairment (1)	2,352	—
Depreciation and amortization	7,016	6,739
Operating income	13,495	12,925
Net income before taxes	12,981	10,961
Net income	12,981	8,117	(2)

Net income per limited partner unit	$1.78

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

(e)	Cross Oil Terminal Acquisition

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

(f)	Marine Asset Acquisition

           In October 2003, in another separate transaction, the Partnership purchased an inland push boat and two inland tank barges from a third party for $1.0 million.

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

          In February 2004, the Partnership completed a public offering of 1,322,500 common units at a price of $27.94 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 47.8% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,322,500 common units, net of underwriters’ discounts, commissions and offering expenses were $34,016. The Partnership’s general partner contributed $754 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and provide working capital.

          A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	995
Repayment of debt under revolving credit facility	30,000
Working capital	4,770

Total use of proceeds	$37,705

(6)	INVENTORIES

          Components of inventories at December 31, 2004 and 2003 were as follows:

	2004	2003
Liquefied petroleum gas	$14,168	$11,661
Fertilizer — raw materials and packaging	2,468	2,209
Fertilizer — finished goods	3,693	3,344
Lubricants	1,959	1,685
Other	877	764

	$23,165	$19,663

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(7)	PROPERTY, PLANT AND EQUIPMENT

          At December 31, 2004 and 2003, property, plant, and equipment consisted of the following:

	Depreciable Lives	2004	2003
Land	—	$7,053	$3,868
Improvements to land and buildings	10-25 years	16,202	4,487
Transportation equipment	3-7 years	345	426
Storage equipment	5-20 years	13,531	5,113
Marine vessels	4-25 years	63,677	59,634
Operating equipment	3-20 years	46,216	39,811
Furniture, fixtures and other equipment	3-20 years	721	568
Construction in progress		496	—

		$148,241	$113,907

Depreciation expense for the year ended December 31, 2004 and 2003 was $8,626 and $4,673, respectively. Depreciation expense was $3,658 for the period from January 1, 2002 through November 5, 2002 and $732 for the period from November 6, 2002 through December 31, 2002.

(8)	GOODWILL

          The following information relates to goodwill balances as of the periods presented:

	2004	2003
Carrying amount of goodwill:
Marine transportation	$2,026	$2,026
LPG distribution	80	80
Fertilizer	816	816

	$2,922	$2,922

(9)	LEASES

          The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements.

          The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2004 are as follows: ; 2005 - $1,375; 2006 - $1,308; 2007 - $797; 2008 - $352; 2009 - $180 subsequent years -$52.

          Rent expense for operating leases for the years ended December 31, 2004 and 2003 was $2,918 and $1,686, respectively. Total rent expense for operating leases for the period from November 6, 2002 through December 31, 2002 was $283 and for the period from January 1, 2002 through November 5, 2002 was $1,868.

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

			Period from	Period from
			November 6,	January 1,
			2002	2002
			through	through
	December 31,	December 31,	December 31,	November 5,	December 31,
	2004	2003	2002	2002	2002
Partnership
Investment	$(750)	$318			$1,082

Equity in earnings:
Allocation of actual earnings	$388	$2,277	$512	$2,378
Amortization of basis difference	524	524	87	437

	$912	$2,801	$599	$2,815

Cash distributions received	$1,980	$3,564	$891	$—

Unconsolidated Partnership
Total assets	$48,921	$49,418			$53,510
Long-term debt	10,179	10,721			11,763
Total partners’ capital	26,769	29,987			32,587
Partnership equity balance	7,594	9,187			10,474
Revenues	64,719	68,634			51,600
Net income	783	4,600			5,839

(11)	LONG-TERM DEBT

          At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003
$30,000 working capital subfacility ($25,000 at December 31, 2003) at variable interest rate (4.5286%* weighted average at December 31, 2004), due October, 2008 secured by accounts receivable and inventory	$18,000	$12,000

$70,000 Acquisition subfacility ($30,000 at December 31, 2003) at variable interest rate (4.57%* at December 31, 2004), due October, 2008, secured by property, plant and equipment	55,000	30,000

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

	2004	2003
$25,000 Term Loan at variable interest rate, secured by property, plant and equipment	—	25,000

Total long-term debt	73,000	67,000

Less current installments	—	—

Long-term debt, net of current installments	$73,000	$67,000

*	Interest rate fluctuates based on the LIBOR rate plus 225 basis points set on the date of each advance. The margin above LIBOR is set every three months.

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. Our existing debt of $69.0 million, as of October 29, 2004, was refinanced under the amended and restated credit facility. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. As of December 31, 2004, we had $9.5 million available for working capital and $15.0 million available for expansion and acquisition activities under our revolving credit facility. On January 3, 2005, we borrowed $3.5 million under the acquisition line of credit to fund the purchase of a liquefied petroleum gas pipeline. As of March 11, 2005, we had $18 million outstanding under our working capital subfacility and $58.5 million outstanding under our acquisition subfacility.

          We issued a $2.5 million irrevocable letter of credit to the seller of the Neches terminal under an escrow agreement in order to secure our performance and to provide storage operations for a future lessee. We withheld $2.5 million of the purchase price and paid this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event under the terms of the amended lease agreement. The escrow account will be paid to the seller over a two year period beginning in November 2005. We believe the likelihood of any draws under this letter of credit to be remote.

          Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $35 million to a high of $73 million.

          Our obligations under the amended and restated credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

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

          In addition, the amended and restated credit agreement contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

          The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in our credit facility for the year ended and as of December 31, 2004, and we were in compliance with the debt covenants in the prior credit facility for the year ended and as of December 31, 2003.

          The amount we are able to borrow under the working capital subfacility is based on a formula. Under this formula, our borrowing base under the subfacility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory. Without amending the amended and restated credit facility, we can request an increase in the amounts eligible to be borrowed under the amended and restated credit facility, up to an additional $50.0 million, which can be applied to either the working capital subfacility, the acquisition subfacility or both, provided that there are one or more existing or new lenders willing to provide such additional amount.

          Other than mandatory prepayments that would be triggered by certain asset dispositions, the issuance of subordinated indebtedness or as required under the above noted borrowing base reductions, the amended and restated credit agreement requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by October 29, 2008. The amended and restated credit agreement contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

          The Partnership paid cash interest in the amount of $2,018, $1,552 and $3,354 for years ended December 31, 2004, 2003 and 2002 respectively.

(12)	INCOME TAXES

          The components of income tax expense for the period from January 1, 2002 through November 5, 2002 are as follows:

Period from January
1, 2002 through
November 5,
2002
Current:
Federal	$—
State	129

129
Deferred – federal	1,830

$1,959

          The income tax expense for the period from January 1, 2002 through November 5, 2002 differs from the “expected” tax expense (computed by applying the federal corporate rate of 34% to income before income taxes) as follows:

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

Period from
January 1,
2002 through
November 5,
2002
“Expected” tax expense (benefit)	$1,785
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	85
Tax effect of nondeductible goodwill amortization	—
Other nondeductible items	89

$1,959

(13)	RELATED PARTY TRANSACTIONS

          Included in the consolidated and combined financial statements for the years ended December 31, 2004, 2003 and 2002, are various related party transactions and balances primarily with 1) MRMC and affiliates and 2) CF Martin Sulphur.

          Significant transactions with these related parties are reflected in the consolidated and combined financial statements as follows:

MRMC and Affiliates

			Period from	Period from
			November 6,	January 1,
	Year Ended	Year Ended	2002	2002
	December	December	through	through
	31,	31,	December 31,	November 5,
	2004	2003	2002	2002
LPG product sales (LPG revenues)	$345	$603	$—	$9
Marine transportation revenues (Marine transportation revenues)	8,537	4,951	1,525	4,205
Terminalling revenue and wharfage fees (Terminalling revenues)	5,739	1,282	223	304
Fertilizer product sales (terminalling product sales revenues)	80	—	—	—
Fertilizer product sales (Fertilizer revenues)	1,338	1,576	—	1,357
LPG storage and throughput expenses (LPG cost of products sold)	653	1,230	575	250
Land transportation hauling costs (LPG cost of products sold)	7,456	6,405	1,233	4,925
Sulfuric acid product purchases (Fertilizer cost of products sold)	1,970	1,162	177	1,198
Fertilizer salaries and benefits (Fertilizer cost of products sold)	2,713	2,869	405	—
Marine fuel purchases (Operating expenses)	4,541	1,491	112	1,685
Marine towing expense (Operating expenses)	184	—	—	—
LPG truck loading costs (Operating expenses)	367	400	61	275
Marine transportation salaries and benefits (Operating expenses)	8,105	6,403	967	—
LPG salaries and benefits (Operating expenses)	550	538	96	—
Terminalling handling fees (Operating expenses)	950	9	—	—
Terminalling salaries and benefits (Operating expenses)	955	—	—	—
Vehicle lease expense (Operating expenses)	94	—	—	—
Overhead allocation expenses (Selling, general and administrative expenses)	1,058	720	110	586
Reimbursement of Overhead (Offset to selling, general and administrative expenses)	(120)	(120)	—	—
Terminalling salaries and benefits (Selling, general and administrative expenses)	996	721	119	—
LPG payroll (Selling, general and administrative expenses)	748	591	100	—
Fertilizer salaries and benefits (Selling, general and administrative expenses)	1,104	995	226	—
Interest expense (Interest expense)	—	—	—	2,819

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

CF Martin Sulphur

			Period from	Period from
			November 6,	January 1,
	Year Ended	Year Ended	2002	2002
	December	December	through	through
	31,	31,	December 31,	November 5,
	2004	2003	2002	2002
Marine transportation revenues (Marine transportation revenues)	$5,789	$5,584	$920	$4,476
Lube oil product sales (Terminalling product sales revenues)	44	—	—	—
Fertilizer handling fee (Fertilizer revenues)	316	316	33	77
Product purchase settlements (Fertilizer cost of products sold)	687	537	12	(514)
Marine tug lease (Operating expenses)	34	69	17	35
Marine crew charge reimbursement (Offset to operating expenses)	(1,225)	(1,223)	(204)	(1,018)
Reimbursement of Overhead (offset to Selling, general and administrative expenses)	(202)	(202)	(34)	(168)

          Effective November 1, 2002, the Partnership entered into a three-year charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis. The Partnership charges fees to Martin Resource Management based on the then applicable market rates charged to third parties on a spot-contract basis. Under the provisions of the charter agreement, Martin Resource Management has agreed to use these four vessels in a manner such that the Partnership will receive at least $5,600 in revenue, annually, for the use of these vessels by Martin Resource Management and third parties. In the event the Partnership does not receive at least $5,600 annually for the use of these vessels, Martin Resource Management pays the Partnership any deficiency within 30 days after the end of the applicable 12-month period. For the period from November 6, 2002, the date of our initial public offering, until December 31, 2002, a total of $1,247 was invoiced for the use of these vessels which includes $771 invoiced to Martin Resource Management. For the year ended December 31, 2004 and 2003, $8,585 and $7,227, respectively, was invoiced for the use of these four vessels which includes $3,059 and $2,780, respectively, invoiced to Martin Resource Management.

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

          The Partnership reimbursed Martin Resource Management indirect expenses of $1,058 and $720 for the years ended December 31, 2004 and December 31, 2003, respectively, and $110 for the period from November 6, 2002, the date of its initial public offering, to December 31, 2002. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management retained businesses.

          The Partnership reimbursed Martin Resource Management direct costs and expenses of $31,386 and $22,814 for the years ended December 31, 2004 2003, respectively, and $1,913 for the period from November 6, 2002, the date of the Partnership’s initial public offering, to December 31, 2002. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses.

(14)	FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt including current installments — The carrying amount approximates fair value due to the debt having a variable interest rate.

(15)	GAIN ON INVOLUNTARY CONVERSION OF ASSETS

          In May 2003, the Partnership experienced a casualty loss caused by a lightening strike at its Odessa, Texas sulfur and fertilizer facility. This event did not negatively affect the Partnership’s operating results during the second or third quarters of 2003. During the fourth quarter of 2003, the Partnership received insurance proceeds resulting from this loss of approximately $744 and it recorded a gain of $589 related to this involuntary conversion of assets in other operating income.

(16)	COMMITMENTS AND CONTINGENCIES

          Under the Partnership’s marine transportation agreement with CF Martin Sulphur the Partnership could be obligated to reimburse CF Martin Sulphur for a portion of the expenditures CF Martin Sulphur incurred in connection with reconfiguring a tug/barge tanker unit to carry molten sulfur. The Partnership believes that the risk is remote that it will ever need to pay any amounts to CF Martin Sulphur under this reimbursement obligation. As of December 31, 2004, the aggregate reimbursement liability would have been approximately $1.7 million. This amount decreases by approximately $300 annually based on an amortization rate.

          From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on our financial position, results of operations of liquidity.

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

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures
Year ended December 31, 2004:
Terminalling	$26,283	$(126)	$26,157	$3,740	$6,749	$204
Marine transportation	35,261	(481)	34,780	3,982	5,827	4,584
LPG distribution	204,848	(1,421)	203,427	103	3,080	11
Fertilizer	30,087	(307)	29,780	941	1,839	383
Indirect selling, general, and administrative	—	—	—	—	(2,766)	—

Total	$296,479	$(2,335)	$294,144	$8,766	$14,729	$5,182

Year ended December 31, 2003:
Terminalling	$7,055	$—	$7,055	$537	$3,818	$63
Marine transportation	26,345	(3)	26,342	3,209	4,693	1,347
LPG distribution	134,269	(1,231)	133,038	113	2,456	92
Fertilizer	26,981	(685)	26,296	906	1,808	1,402
Indirect selling, general, and administrative	—	—	—	—	(1,688)	—

Total	$194,650	$(1,919)	$192,731	$4,765	$11,087	$2,904

Period from November 6, 2002 through December 31, 2002:
Terminalling	$937	$—	$937	$86	$497	$—
Marine transportation	4,104	—	4,104	493	892	3,005
LPG distribution	23,599	(238)	23,361	18	913	—
Fertilizer	5,350	(6)	5,344	150	604	2
Indirect selling, general, and administrative	—	—	—	—	(256)	—

Total	$33,990	$(244)	$33,746	$747	$2,650	$3,007

Period from January 1, 2002 through November 5, 2002:
Terminalling	$4,265	$(44)	$4,221	$297	$1,831	$2,061
Marine transportation	20,473	(137)	20,336	2,364	2,966	165
LPG distribution	69,954	(907)	69,047	292	1,324	26
Fertilizer	22,916	(360)	22,556	788	560	51
Indirect selling, general, and administrative	—	—	—	—	(755)	—

Total	$117,608	$(1,448)	$116,160	$3,741	$5,926	$2,303

			Period from	Period from
			November 6,	January 1,
	Year Ended	Year Ended	2002 through	2002 through
	December 31,	December 31,	December 31,	November 5,
	2004	2003	2002	2002
Operating income	$14,729	$11,087	$2,650	$5,926
Equity in earnings of unconsolidated entities	912	2,801	599	2,565
Interest expense	(3,326)	(2,001)	(345)	(3,283)
Other, net	11	94	5	42

Income before income taxes	$12,326	$11,981	$2,909	$5,250

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

Total assets by segment are as follows:

	2004	2003	2002
Total assets:
Terminalling	$68,118	$36,326	$9,532
Marine transportation	53,195	49,390	45,341
LPG distribution	47,131	35,559	28,308
Fertilizer	19,888	18,410	17,274

Total assets	$188,332	$139,685	$100,455

          Revenues from one customer in the LPG distribution segment were $34,594, $23,310 and $17,065 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
(Successor to Martin Midstream Partners Predecessor)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)

(19)	QUARTERLY FINANCIAL INFORMATION

CONSOLIDATED AND COMBINED QUARTERLY INCOME STATEMENT INFORMATION
(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2004
Revenues	$69,068	$61,253	$72,190	$91,633
Operating Income	3,804	2,799	3,073	5,053
Equity in earnings of unconsolidated entities	529	362	(359)	380
Net income	3,638	2,422	1,862	4,404
Net income per limited partner unit	$0.45	$0.28	$0.22	$0.51

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2003
Revenues	$61,199	$38,659	$40,240	$52,633
Operating Income	3,076	2,362	1,966	3,683
Equity in earnings of unconsolidated entities	794	934	580	493
Net income	3,334	2,823	2,181	3,643	(1)
Net income per limited partner unit	$0.46	$0.39	$0.30	$0.50

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

          No change occurred in the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on our internal control over financial reporting as of December 31, 2004 and for our independent registered public accountants to attest to this report. In November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of this report and the related attestation by eligible companies. We are electing to utilize this 45 day extension, and, therefore, this Form 10-K does not include this report or attestation. They will be included in an amended Form 10-K to be filed no later than April 30, 2005. We have spent, and will continue to spend, considerable time and resources analyzing, documenting and testing our internal control in preparation of this report. In connection with this process, management has identified deficiencies, including certain significant deficiencies, that are currently being addressed by management. This evaluation, documentation and testing process will be completed prior to the filing of our amended Form 10-K. Based upon evaluation and testing performed to date, management does not believe that any of the deficiencies currently identified constitute a material weakness in our internal control. As a result of our ongoing evaluation of internal control over financial reporting, additional deficiencies or material weaknesses may be identified or the deficiencies already identified, either alone or in combination with others, may be considered a material weakness.

Item 9B. Other Information

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

Name	Age	Position with the General Partner
Ruben S. Martin	53	President, Chief Executive Officer and Director
Robert D. Bondurant	46	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	57	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	57	Executive Vice President, Chief Administrative Officer and Controller
Scott D. Martin	39	Director(1)
John P. Gaylord	44	Director
C. Scott Massey	52	Director
Richard D. Waters, Jr.	55	Director

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

          Richard D. Waters, Jr. serves as a member of the Board of Directors of our general partner. Mr. Waters has served as a Director since June 2002. Mr. Waters is a partner of JPMorgan Partners, the private equity investing arm of J.P. Morgan Chase & Co. Prior to joining Chase Capital Partners, the predecessor to JPMorgan Partners, in 1996, Mr. Waters had served in Chase’s Merchant Banking Group since 1986. JPMorgan Partners held a warrant to acquire 656.84 shares of Martin Resource Management common stock. Richard D. Waters Jr. is a partner of JPMorgan Partners and, as a result, he may have been deemed to be the beneficial owner of the securities owned by JPMorgan Partners. In November 2004, Martin Resource Management completed its repurchase of this warrant for approximately $6.5 million. We were not be a party to any such transaction nor did we fund any portion of the purchase price paid by Martin Resource Management. Mr. Waters received a bachelor of arts degree in economics from Hamilton College and a master of business administration degree from Columbia University.

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

Board Meetings and Committees

          From January 1, 2004 to December 31, 2004, the Board of Directors of our general partner held thirteen meetings. All five directors then in office attended all of these meetings, either in person or by teleconference. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2004 to December 31, 2004, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (six meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Waters. All three of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (six meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Waters. All three of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Compensation Committee (no meetings). The members of the compensation committee are Messrs. Gaylord, Massey and Waters (chairman). There were no meetings of the Compensation Committee for the period noted above. The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

Nominating Committee (no meetings). The members of the nominating committee are Messrs. Gaylord, Massey and Waters (chairman). The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner.

Compensation of Directors

          Officers of our general partner who also serve as directors will not receive additional compensation. Non-employee directors of our general partner are entitled to receive an annual retainer fee of $20,000. In addition, the Audit Committee Chairman and the Conflicts Committee Chairman each receive an additional $15,000 per year. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. None of these arrangements are pursuant to written agreements. These arrangements have been approved by the Board of Directors and the Compensation Committee in duly adopted resolutions.

Compensation Committee Interlocks and Insider Participation

          The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2004. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2004 except as follows: one report on Form 4 following an open market purchase of common units was filed late by Mr. Massey.

Reimbursement of Expenses of our General Partner

          Our general partner does not receive a management fee or other compensation for its management of us. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. General and administrative expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $2.0 million cap. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”

Item 11. Executive Compensation

          We have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for certain indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. The following table sets forth the compensation expense that was allocated to us for the services of each of the executive officers of our general partner for the period from January 1, 2004 to December 31, 2004. This expense was paid by us to Martin Resource Management for the service of such officers pursuant to the omnibus agreement. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.

Summary Compensation Table

	Allocated Annual Compensation
				Other
				Annual	All Other
				Compen-	Compen-
Name and Principal Position	Year	Salary	Bonus	sation	sation
Ruben S. Martin
Chief Executive Officer	2004	$58,008	$0	$0	$0

Robert D. Bondurant
Chief Financial Officer	2004	$56,339	$0	$0	$0

Donald R. Neumeyer
Chief Operating Officer	2004	$36,061	$0	$0	$0

Wesley M. Skelton
Controller	2004	$67,536	$0	$0	$0

Employee Benefit Plans

     Martin Midstream Partners L.P. Long-Term Incentive Plan

          Our general partner has adopted the Martin Midstream Partners L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. As of March 15, 2004, no awards have been granted pursuant to the long-term incentive plan. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of our general partner’s board of directors.

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

          Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 15, 2005, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

          Martin Resource Management Profit Sharing Plan. Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the “401(k) Plan.” Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 15% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan in a percentage determined in the discretion of the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth, the beneficial ownership of our units as of March 15, 2005 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each named executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage			Percentage of	Percentage
	Common	of Common	Subordinated		Subordinated	of Total
	Units to be	Units to be	Units to be		Units to be	Units to be
	Beneficially	Beneficially	Beneficially		Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned		Owned	Owned(2)
Martin Resource Management Corporation	—	—	4,253,362		100%	50.2%
Ruben S. Martin	12,000	—	4,253,362	(3)	100%	50.3%
Scott D. Martin	9,000	—	4,253,362	(3)	100%	50.3%
Donald R. Neumeyer	1,095	—	—		—	—
Wesley M. Skelton	1,000	—	—		—	—
Robert D. Bondurant	1,000	—	—		—	—
John P. Gaylord	10,000	—	—		—	—
C. Scott Massey	1,319	—	—		—	—
All directors and executive officers as a group (8 persons)	35,414	0.8%	4,253,362		100%	50.6%

(1)	The address Martin Resource Management Corporation and all of the individuals listed in this table is c/o Martin Midstream Partners, L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Includes the 4,253,362 subordinated units owned directly by Martin Resource Management. Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves on its Board of Directors. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the subordinated units owned by Martin Resource Management.

          Martin Resource Management owns our general partner and, together with our general partner, owns approximately 51.2% of our outstanding units. The table below sets forth information as March 15, 2005 concerning (i) the beneficial ownership of the redeemable preferred stock of Martin Resource Management, (ii) each person owning in excess of 5% of common stock of Martin Resource Management, and (iii) the common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

			Beneficial Ownership of
	Beneficial Ownership of		Redeemable Preferred
	Common Stock		Stock
					Percent of
	Number of	Percent of	Number of	Percent of	Total Voting
Name of Beneficial Owner(1)	Shares	Outstanding	Shares	Outstanding	Power
Terence Sean Martin	1,269	15.2%	2,527	16.6%	16.1%
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones(2)	1,278	15.3%	—	—	5.4%
Martin Resource Management Corporation Employee Stock Ownership Trust(3)	638	7.6%	—	—	2.7%
Martin Grandchild’s Trust f/b/o Angela Jones(4)	—	—	2,527	16.6%	10.7%
RSM, III Investments, Ltd.(5)	2,267	27.1%	—	—	9.6%
SKM Partnership, Ltd.(6)	2,560	30.7%	—	—	10.9%
Ruben S. Martin(2) (3) (4) (5) (8).	4,517	54.10%	7,600	50.0%	51.4%
Scott D. Martin (2) (3) (4) (6) (8)	4,516	54.10%	7,600	50.0%	51.4%
Donald R. Neumeyer(7)	46	*	—	—	*
Wesley M. Skelton(3) (7)	676	8.1%	—	—	2.9%
Robert D. Bondurant (7)	110	1.3%	—	—	*
Executive officers and directors as a group (5 individuals)	7,271	87.1%	12,673	83.4%	84.7%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Ruben S. Martin and Scott D. Martin are the co-trustees of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 638 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 638 shares.

(4)	Ruben S. Martin is the trustee and Scott D. Martin is the successor trustee of the Martin Grandchild’s Trust f/b/o Angela Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of redeemable preferred stock reported herein as beneficially owned by such individuals includes the 2,527 shares owned by such trust.

(5)	Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,267 shares owned by such entity.

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

(7)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 46, 38 and 110 shares, respectively, by virtue of options issued under Martin Resource Management’s nonqualified stock option plan.

(8)	Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves on its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc., thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 40 shares owned by Martin Transport, Inc.

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

Operational Stage

Distributions of available cash to our general partner:

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

Payments to our general partner and its affiliates:

Martin Resource Management is entitled to reimbursement for all direct and indirect expenses it or our general partner incur on our behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. The indirect expenses include general and administrative expenses and an allocation of its corporate overhead. The reimbursement amount with respect to indirect general and administrative expenses and the corporate overhead allocation will not exceed $2.0 million for year ended October 31, 2004. For each of the following four years, this amount may be increased by no more than percentage increase in the consumer price index for the applicable year. In addition, our general partner may agree, with the consent of the conflicts committee of our general partner, to further increases through the acquisition or construction of new assets or businesses. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner:

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation:

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

          Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of:

•	providing terminalling services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products

•	distributing LPGs; and

•	manufacturing and selling fertilizer products and other sulfur-related products.

     This restriction does not apply to:

•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating an underground LPG storage facility in Arcadia, Louisiana, and

•	operating, solely for our account, a LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.

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

          Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management is reimbursed by us for the costs and expenses it incurs in rendering these services, including an overhead allocation to us of Martin Resource Management’s indirect general and administrative expenses from its corporate allocation pool. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ended October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. Beginning in November 2007, our general partner will determine the general and administrative expenses that will be allocated to us. Administrative and general expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $2.0 million cap. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control our general partner.

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

          Marine Fuel. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at a set margin of $.035 above its cost on a spot-contract basis. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.

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

          Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management and CF Martin Sulphur who also have tanks located at the Stanolind facility. See “Business — Terminalling Business — Our Marine Terminals — Specialty Petroleum Terminals.”

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

          Lubricants and Drilling Fluids Terminal Services Agreement. We entered into a lubricants and drilling fluids terminal services agreement under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. The handling fee and percentage of our commissions were based on Tesoro Marine’s historic allocated costs. This agreement has a one-year term, which began in December 2003, and was automatically renewed in December, 2004. The agreement will be automatically renewed for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

Item 14. Principal Accounting Fees and Services

          KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2004 and 2003. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2004		2003
Audit fees	$620,000	(1)	$280,000	(2)
Audit related fees	—		—

Audit and audit related fees	620,000		280,000

Tax fees	54,000	(3)	90,000	(4)
All other fees
			—

Total fees	$674,000		$370,000

(1)	2004 audit fees includes fees for audits of our 2004 financial statements and fees for Sarbanes-Oxley Section 404 procedures.

(2)	2003 audit fees includes fees for audits of our 2003 financial statements ($195,000). Audit fees also include audit and reviews of acquiree’s financial statement included in our Registration Statement on Form S-1, our “shelf” Registration Statement on Form S-3 and fees for services related to the review of such registration statement and the issuance of a comfort letter to the underwriters ($85,000).

(3)	2004 tax fees are for services related to review of our returns, and research and consultations on other tax related matters.

(4)	2003 tax fees are for services related to review of our returns, and research and consultations on other tax related matters.

          Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2004 and December 31, 2003 were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and Subsidiaries and Martin Midstream Partners Predecessor are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated and Combined Statements of Operations for the years ended December 31, 2004 and 2003, the period from November 6, 2002 through December 31, 2002 and the period from January 1, 2002 through November 5, 2002

Consolidated and Combined Statements of Changes in Capital/Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004 and 2003, the period from November 6, 2002 through December 31, 2002 and the period from January 1, 2002 through November 5, 2002

Notes to the Consolidated and Combined Financial Statements

(2)	Financial Statements of CF Martin Sulphur, L.P. for the years ended December 31, 2004 and 2003, an affiliate accounted for by the equity method which constituted a nonconsolidated investee under Rule 3-09 of Regulation S-X.

(c)	Exhibits

Reference is made to the Index to Exhibits beginning on page 107 for a list of all exhibits filed as part of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
Its General Partner

Date: March 16, 2005		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive
Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2004.

Signature	Title
/s/ Ruben S. Martin Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)
/s/ Robert D. Bondurant Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)
/s/ Wesley M. Skelton Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)
/s/ Scott D. Martin Scott D. Martin	Director of Martin Midstream GP LLC
/s/ John P. Gaylord John P. Gaylord	Director of Martin Midstream GP LLC
/s/ C. Scott Massey C. Scott Massey	Director of Martin Midstream GP LLC
/s/ Richard D. Waters, Jr. Richard D. Waters, Jr.	Director of Martin Midstream GP LLC

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 11, 2004, and incorporated herein by reference).

10.2	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.3	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and

Exhibit
Number	Exhibit Name
incorporated herein by reference).

10.9	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.14	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.15	Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.16	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.17	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.18	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith

Financial Statement Schedule
Pursuant to Item 15(a)2

CF MARTIN SULPHUR, L.P.

Financial Statements

December 31, 2004 and 2003

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Partners
CF Martin Sulphur, L.P.:

We have audited the accompanying balance sheets of CF Martin Sulphur, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2004, 2003, and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF Martin Sulphur, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, CF Martin changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

/s/ KPMG LLP

Shreveport, Louisiana
February 10, 2005

CF MARTIN SULPHUR, L.P.

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Current assets:
Cash and cash equivalents	$—	1,372,153
Accounts receivable:
Trade	5,099,395	4,938,032
Related parties	2,709,314	1,252,332
Product exchanges	1,648,944	874,796
Inventories:
Sulfur	2,261,470	1,719,216
Materials and supplies	389,807	384,091
Fuel	416,972	237,991
Other current assets	46,675	581,111

Total current assets	12,572,577	11,359,722

Net property, plant, and equipment	26,979,590	28,530,203
Goodwill	8,828,785	8,828,785
Other assets	539,776	699,655

	$48,920,728	49,418,365

Liabilities and Partners’ Capital

Current liabilities:
Bank overdraft	$1,186,793	—
Current installments of long-term debt	1,042,000	1,042,000
Accounts payable:
Trade	6,207,646	4,977,816
Related parties	1,290,309	657,849
Product exchanges	1,757,711	1,541,720
Accrued expenses and other liabilities	487,777	491,154

Total current liabilities	11,972,236	8,710,539

Borrowings under revolving line of credit	500,000	—

Long-term debt, excluding current installments	9,679,000	10,721,000

Total liabilities	22,151,236	19,431,539

Partners’ capital	26,769,492	29,986,826

Commitments and contingencies	—	—

	$48,920,728	49,418,365

See accompanying notes to financial statements.

2

CF MARTIN SULPHUR, L.P.

Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenues:
Sulfur sales	$60,805,830	65,226,667	49,148,015
Freight	3,913,249	3,406,884	2,451,733

Total revenues	64,719,079	68,633,551	51,599,748

Costs and expenses:
Cost of sulfur sold:
Cost of product	43,274,541	44,357,826	28,144,853
Operating expense	15,829,750	15,012,299	13,241,736
General and administrative expense	1,460,119	1,425,130	1,309,077
Depreciation and amortization	2,589,546	2,404,778	2,142,064

Total costs and expenses	63,153,956	63,200,033	44,837,730

Operating income	1,565,123	5,433,518	6,762,018

Other income (expense):
Interest expense	(788,324)	(856,238)	(954,331)
Interest income	5,867	23,023	31,226

	(782,457)	(833,215)	(923,105)

Net earnings	$782,666	4,600,303	5,838,913

See accompanying notes to financial statements.

3

CF MARTIN SULPHUR, L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2004, 2003, and 2002

	General Partner	Limited Partners
			Martin
			Operating
		CF	Partnership, L.P.
	CF Martin	Industries,	(successor to
	Sulphur L.L.C.	Inc.	Martin Companies)	Total
Balance at December 31, 2001	$285,477	19,787,732	8,474,401	28,547,610

Net earnings	58,389	2,890,262	2,890,262	5,838,913

Capital distributions	(18,000)	(891,000)	(891,000)	(1,800,000)

Balance at December 31, 2002	325,866	21,786,994	10,473,663	32,586,523

Net earnings	46,003	2,277,150	2,277,150	4,600,303

Capital distributions	(72,000)	(3,564,000)	(3,564,000)	(7,200,000)

Balance at December 31, 2003	299,869	20,500,144	9,186,813	29,986,826

Net earnings	7,826	387,420	387,420	782,666

Capital distributions	(40,000)	(1,980,000)	(1,980,000)	(4,000,000)

Balance at December 31, 2004	$267,695	18,907,564	7,594,233	26,769,492

See accompanying notes to financial statements.

4

CF MARTIN SULPHUR, L.P.

Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$782,666	4,600,303	5,838,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,589,546	2,404,778	2,142,064
Gain on sale of fixed assets	—	—	—
Changes in operating assets and liabilities (exclusive of contributed amounts in 2000):
Accounts receivable trade	(161,363)	(408,874)	(2,418,975)
Accounts receivable product exchanges	(774,148)	(240,384)	528,783
Related parties, net	(824,522)	2,200,005	(1,973,316)
Inventories	(726,951)	(114,601)	(839,367)
Other current assets	534,436	(292,979)	(253,685)
Other assets	2,910	2,678	(530,187)
Accounts payable trade	1,229,830	(864,644)	4,154,504
Accounts payable product exchanges	215,991	325,513	978,903
Accrued expenses and other liabilities	(3,377)	(16,631)	(5,825)

Net cash provided by operating activities	2,865,018	7,595,164	7,621,812

Cash flows from investing activities:

Purchases of property, plant, and equipment	(881,964)	(1,106,980)	(6,710,838)

Net cash used in investing activities	(881,964)	(1,106,980)	(6,710,838)

Cash flows from financing activities:
Increase in bank overdraft	1,186,793	—	—
Net change in borrowings under line of credit	500,000	—	—
Proceeds from issuance of long-term debt	—	—	2,300,000
Principal payments on long-term debt	(1,042,000)	(1,042,000)	(927,000)
Cash distribution to partners	(4,000,000)	(7,200,000)	(1,800,000)

Net cash used in financing activities	(3,355,207)	(8,242,000)	(427,000)

Net increase (decrease) in cash	(1,372,153)	(1,753,816)	483,974

Cash, beginning of year	1,372,153	3,125,969	2,641,995

Cash, end of year	$—	1,372,153	3,125,969

Supplemental cash flow information:
Interest paid	$800,626	863,511	879,794

See accompanying notes to financial statements.

5

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

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

CF Martin Sulphur, L.L.C. (the Company), a Delaware Limited Liability Company, was formed November 22, 2000 for the purpose of holding the general partner interest in the Partnership, and further, to manage the Partnership and conduct, direct and exercise full control over all activities of the Partnership. All management powers over the business and affairs of the Partnership are exclusively vested in the general partner. The Company is owned by CF Industries, Inc. (50 percent) and Martin Resource Management Corporation (MRMC) (50 percent). Martin Operating Partnership, L.P. is wholly owned by Martin Midstream Partners, L.P. which is 60.3 percent owned by MRMC.

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

6	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

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

     (f) Goodwill

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

     (g) Impairment of Long-Lived Assets and Goodwill

The Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

7	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

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

     (k) Reclassifications

Certain amounts previously reported for prior years have been reclassified to conform with the 2004 presentation.

     (l) Comprehensive Income

For all periods presented, net income is the only component of comprehensive income, therefore, net income is equal to total comprehensive income.

     (m) Segment Reporting

The Partnership operates in one reportable operating segment.

(2) Property, Plant, and Equipment

At December 31, 2004 and 2003, net property, plant, and equipment consisted of the following:

	Depreciable
	lives	2004	2003
Land	—	$546,217	546,217
Buildings and leasehold improvements	3 – 25 years	3,644,188	3,644,188
Marine vessels	4 – 25 years	20,815,750	20,392,951
Operating equipment	3 – 20 years	9,833,334	9,403,449
Furniture, fixtures, and other equipment	3 – 10 years	5,703	2,915
Construction and leasehold improvements in progress		26,491	—

		34,871,683	33,989,720
Accumulated depreciation		(7,892,093)	(5,459,517)

		$26,979,590	28,530,203

8	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

Depreciation expense was $2,432,577, $2,247,819, and $1,830,147 for the years ended December 31, 2004, 2003, and 2002, respectively.

(3) Long-Term Debt

At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003
United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184,000 (Barge Series Bonds) and $107,000 (Tug Series Bonds), plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	$9,686,000	10,268,000

Note payable to bank, maturing in 2007, payable in quarterly installments of $115,000, plus variable interest (4.25% at December 31, 2004), secured by a sulfur tank	1,035,000	1,495,000

	10,721,000	11,763,000
Less current installments	(1,042,000)	(1,042,000)

Long-term debt, excluding current installments	$9,679,000	10,721,000

The aggregate maturities of long-term debt for the next five years are as follows: 2005 – $1,042,000; 2006 – $1,042,000; 2007 – $697,000; 2008 – $582,000; and 2009 – $582,000.

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

9	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

In November 2000, the Partnership entered into a Credit Agreement with Harris Trust and Savings Bank consisting of a $5,000,000 Revolving Note maturing in November 2004. Amounts outstanding under the Revolving Note were $500,000 and $0 at December 31, 2004 and 2003, respectively.

Interest on the facility is due and payable monthly at a rate fluctuating with the base rate in effect on the date of the respective draws. The Revolving Note is secured by all accounts, general intangibles, inventory, and deposit accounts of the Partnership.

Under the terms of the Credit Agreement, the Revolving Note facility borrowing base will equal the sum of (a) 80% of eligible accounts receivable, excluding exchanges plus (b) 65% of eligible inventory. The amount available under the borrowing base was approximately $5,499,000 and $4,140,500 (limited to the $5,000,000 maximum under the Revolving Note) at December 31, 2004 and 2003, respectively.

Commitment fees are due and payable quarterly under the Credit Agreement at the rate of .5% per annum on the average daily unused portion of the Commitment.

Under the terms of the Partnership’s debt agreements, the Partnership is required to maintain compliance with certain financial ratios and covenants. The agreements also contain restrictions as to distributions of capital and dividends from the Partnership. These agreements also restrict liens on assets. The Company was not in compliance with the minimum EBITDA covenant for the second and third quarters of 2004 under its credit facility with Harris Trust and Savings Bank. The bank agreed to waive the Company’s non-compliance with such covenant as of June 30, 2004 and September 30, 2004. On October 29, 2004, CF Martin Sulphur and Harris Trust and Savings Bank replaced the minimum EBITDA covenant with a cash flow leverage covenant and amended the maturity date of such credit facility to March 31, 2007. The Company expects to maintain compliance with such amended covenant. The Partnership was in compliance with all restrictive covenants as of December 31, 2004 and 2003. Under the terms of the debt agreements, substantially all assets of the Partnership are pledged.

(4) Related Party Transactions

Included in the financial statements for December 31, 2004 and 2003 are various related party transactions and balances.

The Partnership was provided management, employee, terminal operations, and marine transportation services through a Master Services Agreement (MSA) with MRMC, Martin Gas Marine, Inc., and Martin Gas Sales, Inc. through November 6, 2002 and MRMC and MOP subsequent to November 6, 2002 (As of November 6, 2002, Martin Resources, Inc., certain operations of Martin Gas Marine, and Martin Gas Sales, Inc. became divisions MOP). The fees related to these services are reflected in operating and general and administrative expenses in the financial statements. The MSA remains in effect until November 22, 2010 and may be extended for successive periods of one year.

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

10	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

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

Significant transactions with related parties reflected in the financial statements for the years ended December 31, 2004, 2003, and 2002 are as follows:

11	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

	Related Party	2004	2003	2002
Sulfur sales	CF Industries	$24,405,546	16,191,637	17,023,486
Sulfur sales	MOP	686,589	537,149	—
Sulfur sales	MRMC	—	1,908,959	—
Freight revenue	MOP	33,376	68,978	52,000
Freight revenue	MRMC	136,100	211,839	—

Cost of product:
Purchase of sulfur	MOP	316,341	316,830	110,041
Purchase of sulfur	MRMC	—	—	—
Truck freight	MRMC	3,586,750	4,509,457	5,865,588
Barge freight (Marine transportation fee)	MOP	299,348	108,715	197,768

Operating expenses:
Fuel	MRMC	3,322,765	1,571,904	1,714,444
Employees services allocated costs	MRMC	967,224	876,763	761,560
Crew charge	MOP	1,225,008	1,223,020	1,222,020

General and administrative expenses:
Management services fee	MOP	201,600	201,600	201,600
Management services fee	MRMC	250,800	230,400	219,600

Time charter fees expense	MOP	5,490,000	5,475,000	4,630,000
Deferred time charter fees	MOP	—	—	564,322

In addition, certain operating expenses are paid directly by MRMC and MOP and then reimbursed by the Partnership. Such pass-through arrangements amounted to $1,676,232, $1,566,412, and $2,113,835 in 2004, 2003, and 2002, respectively.

The balance sheets at December 31, 2004 and 2003 include receivables and payables from related parties as follows:

	2004	2003
Accounts receivable:
CF Industries, Inc.	$2,682,394	1,107,483
MOP	26,920	144,849

	$2,709,314	1,252,332

Accounts payable:
Martin Transport	128,671	135
MOP	1,161,638	657,714

	$1,290,309	657,849

Accounts receivable from related parties represent trade sales.

12	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

(5) Time Charter

Effective October 25, 2001, the Partnership entered into a time charter agreement with Martin Gas Marine (which on November 6, 2002 became part of MOP) for the usage of an ocean going tug (Orion) and barge (Poseidon) (together, the “Vessels”) for the transportation of sulfur. The charter has an unlimited overall term, however the Partnership committed to a minimum term of one year. After this one year term, the Partnership may cancel at any time. As of December 31, 2002, the Partnership anticipated the service period related to the charter to be a minimum of three years. During 2003, the Partnership re-evaluated the service period of the charter and currently anticipates the service period related to the charter to be a minimum of six years.

The Poseidon was previously an oil barge and needed to be converted for sulfur transportation. Such conversion was begun at the inception of the charter and was completed in late February 2002. Total conversion costs were approximately $3,600,000, all paid to third parties. A portion (estimated to be 29%) of the conversion costs will be completely borne by the Partnership and a portion (estimated to be 71%) are eligible for reimbursement from MOP. Such reimbursement will occur upon termination of the charter and return of the vessels back to MOP and will be calculated on a basis which considers actual cost less accumulated depreciation. Amortization of the leasehold costs began concurrent with placing of the vessel in service in late February 2002. For the leasehold improvement costs completely borne by the Partnership, such costs are being amortized over the expected service life of the charter, (six years during 2004 and 2003, and three years during 2002. For the leasehold improvements subject to reimbursement, such costs are being amortized over the expected life of the improvements to the vessels.

In addition, the charter specified a reduced daily fee to MOP during the conversion period, which amounted to $7,000 per day, plus a minimum standby crew fee not to exceed $2,000 per day. At the end of the conversion period, such costs amounted to approximately $1,123,000. These costs are included in other assets on the balance sheet and are being amortized over the expected service life of the charter (six years during 2004 and 2003, and three years during 2002). Net costs included in other assets were approximately $497,000 and $654,000 as of December 31, 2004 and 2003, respectively. Amortization expense totaled approximately $157,000, $157,000, and $312,000 for 2004, 2003, and 2002, respectively.

The base charter fee is $15,000 per day plus fuel and port charges for the first two years with a CPI increase beginning in the third year. This base charter fee began in late February 2002 when the vessels were placed in service by the Partnership. The total expense recorded during 2004, 2003, and 2002 related to the base charter fee was $5,490,000, $5,475,000, and $4,630,000, respectively, which is reflected in operating expense in the statement of operations.

The Partnership will periodically evaluate the estimated service life of the charter and adjust related amortization accordingly.

Based on the expected life of the charter, the Partnership would expect to pay the following amounts: 2005 – $5,475,000; 2006 – $5,475,000; 2007 – $5,475,000; and 2008 – $840,000.

13	(Continued)

CF MARTIN SULPHUR, L.P.

Notes to Financial Statements

December 31, 2004 and 2003

(6) Leases

The Partnership has numerous noncancelable operating leases primarily for railroad tank cars. Management expects to renew or enter into similar leasing arrangements for similar properties upon the expiration of the current lease agreements.

The future minimum lease payments under noncancelable operating leases for years subsequent to December 31, 2004 are as follows: 2005 – $939,960; 2006 – $391,660; 2007 – $150,000; 2008 – $150,000; and 2009 – $37,500.

During the normal course of business, the Partnership enters into various short-term operating leases which are renewed as needed. The more significant of these agreements includes the leasing of railroad tank cars.

In addition, the Partnership subleases from MOP a portion of the real property MOP leases at The Tampa Port Authority. Future minimum lease payments under the sublease agreement for years subsequent to December 31, 2004 are as follows: 2005 – 14,220; and 2006 – $13,628.

Total rent expense for operating leases for the years ended December 31, 2004, 2003, and 2002 was $1,321,188, $1,320,706, and $1,084,832, respectively.

(7) Commitments and Contingencies

The Partnership has a long-term purchase contract with a nonaffiliated vendor for the purchase of a portion of its sulfur needs. The agreement remains in place until December 2005, with optional renewal periods ranging from one to three years upon the completion of the initial term. Annual purchase commitments under the agreement are approximately 230,000 tons of sulfur, with the price based upon published sulfur prices, adjusted monthly. Product purchases under the agreement for the years ended December 31, 2004, 2003, and 2002 were approximately $5,805,000, $5,728,000, and $7,567,000, respectively.

In addition to the foregoing, from time to time, the Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

14	(Continued)