Form 10-Q
period 2005-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2005-05-04
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑           No ☐

          Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑           No ☐

          The number of the registrant’s Common Units outstanding at May 4, 2005 was 4,222,500. The number of the registrant’s subordinated units outstanding at May 4, 2005 was 4,253,362.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash	$8,515	$3,184
Accounts and other receivables, less allowance for doubtful accounts of $534 and $328	40,644	43,526
Product exchange receivables	150	50
Inventories	16,110	23,165
Due from affiliates	3,317	1,892
Other current assets	885	724

Total current assets	69,621	72,541

Property, plant, and equipment, at cost	154,482	148,241
Accumulated depreciation	(41,045)	(38,472)

Property, plant and equipment, net	113,437	109,769

Goodwill	2,922	2,922
Other assets, net	3,978	3,100

	$189,958	$188,332

Liabilities and Partners’ Capital

Trade and other accounts payable	$31,223	$26,537
Product exchange payables	4,277	9,081
Due to affiliates	417	429
Other accrued liabilities	1,866	2,443

Total current liabilities	37,783	38,490

Long-term debt	76,500	73,000
Other long-term obligations	1,237	1,308

Total liabilities	115,520	112,798

Partners’ capital	74,438	75,534
Commitments and contingencies

	$189,958	$188,332

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Terminalling	$5,634	$3,766
Marine transportation	8,474	7,948
Product sales:
LPG distribution	70,067	46,166
Fertilizer	9,553	9,216
Terminalling	2,412	1,972

	82,032	57,354

Total revenues	96,140	69,068

Costs and expenses:
Cost of products sold:
LPG distribution	67,635	44,944
Fertilizer	8,309	7,512
Terminalling	2,099	1,650

	78,043	54,106

Expenses:
Operating expenses	8,482	7,337
Selling, general and administrative	2,466	1,915
Depreciation and amortization	2,654	1,906

Total costs and expenses	91,645	65,264

Operating income	4,495	3,804

Other income (expense):
Equity in earnings of unconsolidated entities	75	529
Interest expense	(1,069)	(704)
Other, net	30	9

Total other income (expense)	(964)	(166)

Net income	$3,531	$3,638

General partner’s interest in net income	$71	$73
Limited partners’ interest in net income	$3,460	$3,565
Net income per limited partner unit	$0.41	$0.45
Weighted average limited partner units	8,475,862	7,967,840

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
					General
	Limited Partners				Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances – January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892

Net Income	—	1,681	—	1,884	73	3,638

Follow-on public offering	1,322,500	34,048	—	—	—	34,016

General partner contribution	—	—	—	—	754	754

Cash distributions	—	(1,522)	—	(2,233)	(77)	(3,832)

Balances – March 31, 2004	4,222,500	$82,121	4,253,362	$(2,345)	$724	$80,500

Balances – January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$75,534

Net Income	—	1,724	—	1,736	71	3,531

Cash distributions	—	(2,259)	—	(2,275)	(93)	(4,627)

Balances – March 31, 2005	4,222,500	$79,145	4,253,362	$(5,311)	$604	$74,438

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,531	$3,638

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,654	1,906
Amortization of deferred debt issuance costs	116	243
Loss on sale of property, plant and equipment	6	—
Equity in earnings of unconsolidated entities	(75)	(529)

Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	2,882	(3,521)
Product exchange receivables	(100)	1,574
Inventories	7,055	6,331
Due from affiliates	(1,425)	(1,265)
Other current assets	(161)	(784)
Trade and other accounts payable	4,686	(1,190)
Product exchange payables	(4,804)	(4,646)
Due to affiliates	(12)	87
Other accrued liabilities	(577)	(399)
Change in other noncurrent assets, net	(200)	(4)

Net cash provided by operating activities	13,576	1,441

Cash flows from investing activities:
Payments for property, plant and equipment	(3,326)	(931)
Acquisitions	(3,832)	—
Proceeds from sale of property, plant and equipment	40	—
Distributions from unconsolidated partnership	—	594

Net cash used in investing activities	(7,118)	(337)

Cash flows from financing activities:
Payments of long-term debt	—	(30,000)
Proceeds from long-term debt	3,500	—
Cash distributions paid	(4,627)	(3,832)
General partner contribution	—	754
Follow on offering	—	34,048

Net cash provided by (used in) by financing activities	(1,127)	970

Net increase in cash and cash equivalents	5,331	2,074

Cash at beginning of period	3,184	2,270

Cash at end of period	$8,515	$4,344

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
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

          Prior to November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation (“MRMC”). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the “General Partner”), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) terminalling; (2) marine transportation of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas (“LPG”) distribution; and (4) fertilizer manufacturing.

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

2. Significant Accounting Policies

          In addition to matters discussed below in this note, the Partnership’s significant accounting policies are detailed in the audited consolidated and combined financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005.

(a) Principles of Presentation and Consolidation

          The balance sheets as of March 31, 2005 and December 31, 2004, the statements of operations for the three months ended March 31, 2005 and 2004, and the statements of capital and cash flows for the three months ended March 31, 2005 and 2004 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

          These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
(Unaudited)

reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year.

3. Inventories

          Components of inventories at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Liquefied petroleum gas	$7,295	$14,168
Fertilizer — raw materials and packaging	3,224	2,147
Fertilizer — finished goods	2,660	4,014
Lubricants	2,056	1,959
Other	875	877

	$16,110	$23,165

4. Goodwill

          The following information relates to goodwill balances as of the end of the periods presented:

	March 31,	December 31,
	2005	2004
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
LPG distribution segment	80	80
Fertilizer segment	816	816

	$2,922	$2,922

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
(Unaudited)

5. CF Martin Sulphur L.P.

          The following table sets forth CF Martin Sulphur’s summarized net income information for the three months ended March 31, 2005 and 2004. The Partnership owns an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which is accounted for using the equity method of accounting. The difference in the original carrying value (deferred credit of $3,006) of the Partnership’s predecessor’s investment in the unconsolidated partnership and its share of the original net assets of $7,474, is being amortized over 20 years as additional equity in earnings in the unconsolidated partnership. During the three months ended March 31, 2005 and 2004, the Partnership recorded equity in earnings from CF Martin Sulphur of $75 and $529, respectively, and recorded cash distributions therefrom of $0 and $594, respectively. This has resulted in the Partnership recording a negative investment in CF Martin Sulphur of $(675) and $(750), at March 31, 2005 and December 31, 2004, respectively, which the Partnership expects to recover through future earnings.

	Three months ended
	March 31,
	2005	2004
Revenues	$15,048	$16,499
Costs and expenses	14,952	15,498

Operating income (loss)	96	1,001
Interest expense	(209)	(200)
Other, net	—	3

Net income (loss)	$(113)	$804

6. Related Party Transactions

          Included in the financial statements for the three months ended March 31, 2005 and 2004, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
(Unaudited)

     Significant transactions with these related parties are reflected in the financial statements as follows:

MRMC and Affiliates

	Three Months
	Ended
	March 31
	2005	2004
LPG product sales (LPG revenues)	$—	$254
Terminalling revenue and wharfage fees (terminalling revenues)	2,147	974
Lube oil product sales (terminalling product sales revenues)	1	22
Marine transportation revenues (marine transportation revenues)	2,067	1,850
Fertilizer product sales (fertilizer revenues)	1	475
LPG storage and throughput expenses (LPG cost of products sold)	123	330
Land transportation hauling costs (LPG/fertilizer cost of products sold)	2,269	1,755
Sulfuric acid product purchases/plant equipment lease rent (fertilizer cost of products sold)	1,317	724
Fertilizer salaries and benefits (fertilizer cost of products sold)	701	687
Lube oil product purchases (terminalling cost of products sold)	29	—
Marine fuel purchases (operating expenses)	1,126	1,126
Marine towing expense (operating expenses)	180	—
LPG truck loading costs (operating expenses)	100	67
Marine transportation salaries and benefits (operating expenses)	2,000	1,885
LPG salaries and benefits (operating expenses)	150	146
Terminalling handling fees/lube transportation hauling costs (operating expenses)	386	126
Terminalling salaries and benefits (operating expenses)	244	—
Vehicle lease expense (operating expenses)	—	42
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	(30)
Terminalling salaries and benefits (selling, general and administrative expenses)	251	401
LPG salaries and benefits (selling, general and administrative expenses)	207	172
Fertilizer salaries and benefits (selling, general and administrative expenses)	320	269
Indirect overhead allocation expenses (selling, general and administrative expenses)	306	250

CF Martin Sulphur

	Three Months
	Ended March 31,
	2005	2004
Marine transportation revenues (marine transportation revenues)	$1,489	$1,414
Lube oil product sales (terminalling product sales revenues)	1	19
Fertilizer handling fee (fertilizer revenues)	93	60
Product purchase settlements (fertilizer cost of products sold)	132	225
Marine tug lease (operating expenses)	9	—
Marine crew charge reimbursement (offset to operating expenses)	(301)	(305)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(50)	(50)

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
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

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended March 31, 2005
Terminalling	$8,075	$(29)	$8,046	$1,107	$2,250	$1,073
Marine transportation	8,515	(41)	8,474	1,211	932	2,237
LPG distribution	70,067	—	70,067	56	1,654	3,003
Fertilizer	9,553	—	9,553	280	479	16
Indirect selling, general and administrative	—	—	—	—	(820)	—

Total	$96,210	$(70)	$96,140	$2,654	$4,495	$6,329

Three months ended March 31, 2004
Terminalling	$5,761	$(23)	$5,738	$714	$1,470	$6
Marine transportation	8,006	(58)	7,948	919	1,304	755
LPG distribution	46,166	—	46,166	29	621	1
Fertilizer	9,216	—	9,216	244	997	169
Indirect selling, general and administrative	—	—	—	—	(588)	—

Total	$69,149	$(81)	$69,068	$1,906	$3,804	$931

	Three Months Ended
	March 31
	2005	2004
Operating income	$4,495	$3,804
Equity in earnings (loss) of unconsolidated entities	75	529
Interest expense	(1,069)	(704)
Other, net	30	9

Net income	$3,531	$3,638

Total assets by segment are as follows:

	March 31,	December 31,
	2005	2004
Total assets:
Terminalling	$70,961	$68,118
Marine transportation	54,470	53,195
LPG distribution	43,019	47,131
Fertilizer	21,508	19,888

Total assets	$189,958	$188,332

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
(Unaudited)

8. Follow On Offering

          In February 2004, the Partnership completed a public offering of 1,322,500 common units at a price of $27.94 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 47.8% partnership interest in the Partnership. Total proceeds from the sale of the 1,322,500 common units, net of underwriters’ discounts, commissions and offering expenses, were $34,016. The Partnership’s general partner contributed $754 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility.

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

MARTIN MIDSTREAM PARTNERS L.P.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2005
(Unaudited)

9. Liquefied Petroleum Gas Pipeline Purchase

          In January 2005, we acquired a liquefied petroleum gas (“LPG”) pipeline located in East Texas from an unrelated third party for $3.8 million. The purchase price included the value of the liquefied petroleum gas in the pipeline fill. The pipeline, which will be used by the Partnership to transport LPG for third parties as well as our own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s revolving credit facility (See Note 11.).

10. Acquisition of Bay Sulfur Assets — Subsequent Event

          On April 20, 2005, we completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California, for $6.0 million. The assets acquired are used to process molten sulfur into pellets.

11. Long-term Debt

     At March 31, 2005 and December 31, 2004, long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
$30,000 working capital subfacility at variable interest rate (4.69%* weighted average at March 31, 2005), due October 2008, secured by accounts receivable and inventory	$18,000	$18,000

$70,000 Acquisition subfacility at variable interest rate (4.57%* at March 31, 2005), due October 2008, secured by property, plant and equipment	58,500	55,000

Total long-term debt	76,500	73,000
Less current installments	—	—

Long-term debt, net of current installments	$76,500	$73,000

* Interest rate fluctuates based on the LIBOR rate plus 225 basis points set on the date of each advance. The margin above LIBOR is set every three months. Effective May 3, 2005, our interest rates for each advance dropped to the LIBOR rate plus 175 basis points set on the date of each advance.

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2004, we had $18.0 million outstanding under the working capital subfacility and $55.0 million outstanding under the acquisition subfacility. On January 3, 2005, we borrowed $3.5 million under the acquisition line of credit to fund the purchase of a liquefied petroleum gas pipeline. As of March 31, 2005, we had $9.5 million available for working capital and $11.5 million available for expansion and acquisition activities under the Partnership’s revolving credit facility.

          On May 3, 2005, the Partnership increased the amount eligible for borrowing under the amended and restated credit facility to $150 million comprised of (i) a $30.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $120.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures

          On June 1, 2004, we issued a $2.5 million irrevocable letter of credit to the seller of the Neches terminal under an escrow agreement in order to secure the Partnership’s performance and to provide storage operations for a future lessee. We withheld $2.5 million of the purchase price and paid this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event under the terms of the amended lease agreement. The escrow account will be paid to the seller over a two year period beginning in November 2005. We believe the likelihood of any draws under this letter of credit to be remote.

          Draws made under the Partnership’s amended and restated credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s amended and restated credit facility have ranged from a low of $73.0 million to a high of $76.5 million.

          The Partnership’s obligations under the amended and restated credit facility are secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

          Indebtedness under the amended and restated credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans ranged from 1.75% to 2.75% and the applicable margin for base prime rate loans ranged from 0.75% to 1.75%. Effective May 3, 2005, the applicable margin for LIBOR loans will range from 1.25% to 2.25% and the applicable margin for base prime rate loans will range from 0.25% to 1.25%. The Partnership incurs a commitment fee on the unused portions of the revolving credit facility.

          In addition, the amended and restated credit agreement contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of the Partnership’s assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.

          The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in credit facility for the year ended December 31, 2004 and as of March 31, 2005.

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

          The Partnership paid cash interest in the amount of $1,008 and, $477 for quarters ended March 31, 2005 and 2004, respectively.

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

          Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur on our balance sheet. Currently, we have recorded a negative investment in CF Martin Sulphur of $0.7 million which we expect to recover through future earnings. Due to this fact, at March 31, 2005, we have reported this negative investment in the “Other long term obligations” caption on the balance sheet. We have not guaranteed the repayment of any debt of CF Martin Sulphur and we should not otherwise be required to repay any obligations of CF Martin Sulphur if it defaults on any such obligations.

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

          You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

          Goodwill. Goodwill is subject to a fair-value based impairment test on an annual basis.

          The Partnership is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. The Partnership is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.

          We have performed the annual impairment tests as of September 30, 2002, September 30, 2003 and September 30, 2004, respectively. In performing such tests, we determined we had three “reporting units” which contained goodwill. These reporting units were three of our reporting segments: marine transportation, LPG distribution and fertilizer.

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

          Asset Retirement Obligation. We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) on January 1, 2003. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a material impact on our financial position, results of operations or cash flows.

     Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating an underground LPG storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account, our account and the account of CF Martin Sulphur, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

          We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

          Ownership. Martin Resource Management currently owns approximately 52.2% of our outstanding partnership interests. This includes the ownership of our general partner which owns a 2.0% general partner interest and our incentive distribution rights.

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

          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $9.4 million of direct costs and expenses for the three months ended March 31, 2005 compared to $7.7 million for the three months ended March 31, 2004. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions. We reimbursed Martin Resource Management for $0.3 million of indirect expenses for both quarters ended March 31, 2005 and 2004. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.

          Martin Resource Management also licenses certain of its trademarks and trade names to us under this omnibus agreement.

          Commercial. We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management’s fleet of road vehicles and road trailers to provide land transportation in the areas served by Martin Resource Management. Our ability to utilize Martin Resource Management’s land transportation operations is currently a key component of our integrated distribution network.

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

          In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and fertilizer payroll reimbursements from Martin Resource Management accounted for 6% of our total cost of products sold during both quarters ended March 31, 2005 and 2004. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 4% and 5% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

     Omnibus Agreement

          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the terminalling, marine transportation, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	Martin Resource Management agreed to exercise its management rights in CF Martin Sulphur in a manner it reasonably believes is in our best interests, subject to the limitations described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005. Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.

     Motor Carrier Agreement

          We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management, through which Martin Resource Management operates its land transportation operations. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

     Other Agreements

          We are also parties to the following:

•	Specialty Petroleum Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management at a set rate. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement were fixed in the first year of the agreement and are adjusted annually based on a price index.

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management has agreed for a period of three years, beginning on November 1, 2002, to use our four vessels that are currently not subject to term agreements in a manner such that we will receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. These agreements have an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. This agreement has an initial term that expires in October 2005, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. The per gallon throughput fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index This agreement has a three-year term, which began in December 2003, and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. The per gallon fee we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. This agreement has a one-year term, which began in December 2003, and will automatically renew for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term.

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

          Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

     Our Relationship with CF Martin Sulphur

          We are both an important supplier to and customer of CF Martin Sulphur. We have chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter has an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminates this charter agreement, we are obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of March 31, 2005, our aggregate reimbursement liability would have been approximately $1.6 million. This amount decreases by approximately $300,000 annually based on an amortization rate.

          Revenues from our relationship with CF Martin Sulphur accounted for approximately 16% and 20% of our total marine transportation revenues for the three months ended March 31, 2005 and 2004, respectively. In addition, we purchase all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement has an annual term, which is renewable for subsequent one-year periods.

          We own an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner which is jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducts the day-to-day operations of CF Martin Sulphur under a long-term services agreement.

          Further information concerning our relationship with CF Martin Sulphur is set forth in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

     Results of Operations

          The results of operations for the three months ended March 31, 2005 and 2004 have been derived from the consolidated and condensed financial statements of the Partnership.

          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months ended March 31, 2005 and 2004. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Operating income:
Terminalling	$2,250	$1,470
Marine transportation	932	1,304
LPG distribution	1,654	621
Fertilizer	479	997
Indirect selling, general and administrative expenses	(820)	(588)

Operating income	$4,495	$3,804

Equity in earnings of unconsolidated subsidiaries	$75	$529

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

     Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

          Our total revenues were $96.1 million for the three months ended March 31, 2005 compared to $69.1 million for the three months ended March 31, 2004, an increase of $27.0 million, or 39%. Our cost of products sold was $78.0 million for the three months ended March 31, 2005 compared to $54.1 million for the three months ended March 31, 2004, an increase of $23.9 million, or 44%. Our total operating expenses were $8.5 million for the three months ended March 31, 2005 compared to $7.3 million for the three months ended March 31, 2004, an increase of $1.1 million, or 16%.

          Our total selling, general and administrative expenses were $2.5 million for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004, an increase of $0.6 million, or 29%. Total depreciation and amortization was $2.7 million for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004 an increase of $0.7 million, or 39%. Our operating income was $4.5 million for the three months ended March 31, 2005 compared to $3.8 million for the three months ended March 31, 2004, an increase of $0.7 million, or 18%.

          The results of operations are described in greater detail on a segment basis below.

Terminalling Business.

The following table summarizes our results of operations in our terminalling segment.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:
Services	$5,634	$3,766
Products	2,412	1,972

Total revenues	8,046	5,738

Cost of products sold	2,099	1,650
Operating expenses	2,003	1,421

Operating margin	3,944	2,667
Selling, general and administrative expenses	587	483
Depreciation and amortization	1,107	714

Operating income	$2,250	$1,470

          Revenues. Our terminalling revenues increased $2.3 million, or 40%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was due primarily to additional revenue generated from the terminal assets we acquired from Neches Industrial Park, Inc. (“Neches”) in June 2004. These assets contributed revenue of $1.1 million in the first quarter of 2005. We also experienced increased sales volumes and terminal throughput rates primarily at both our full service and our fuel and lubricant terminals. These terminals accounted for an increase of $0.7 million in services revenue and $0.4 million in products revenue.

          Cost of products sold. Our cost of products sold increased $0.4 million, or 27%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This increase was primarily a result of a 11% increase in the price paid for lubricants in the first quarter of 2005 compared to the first quarter of 2004. Also, our lubricant sales volume increased 10% in the first quarter of 2005 compared to the first quarter of 2004.

          Operating expenses. Operating expenses increased $0.6 million, or 41%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was primarily a result of additional operating expenses from the Neches terminal asset acquisition.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 22%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was primarily a result of the Neches terminal asset acquisition.

          Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 55%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was primarily a result of the Neches terminal asset acquisition.

          In summary, our terminalling operating income increased $0.8 million, or 53%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Marine Transportation Business

          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues	$8,474	$7,948
Operating expenses	6,158	5,698

Operating margin	2,316	2,250
Selling, general and administrative expenses	173	27
Depreciation and amortization	1,211	919

Operating income	$932	$1,304

          Revenues. Our marine transportation revenues increased $0.5 million, or 7%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Our inland assets generated additional revenue of $0.5 million. We also leased additional inland equipment which generated increased revenue of $0.4 million. The total increase in inland revenues was a result of increased business volume and also a result of charging our inland customers the increase in our fuel costs. Offsetting these increases in inland revenue was a decrease of $0.3 million in offshore revenues. This was a result of no business activity in the first quarter of 2005 for our offshore asphalt tow.

          Operating expenses. Operating expenses increased $0.5 million, or 8%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily a result of increased operating costs, including leased inland equipment and fuel expenses.

          Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 541%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was due to the write-off of an uncollected receivable from one customer.

          Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 32%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was primarily a result of maintenance capital expenditures made in the last twelve months.

          In summary, our marine transportation operating income decreased $0.4 million, or 29%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

LPG Distribution Business.

          The following table summarizes our results of operations in our LPG distribution segment.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues	$70,067	$46,166
Cost of products sold	67,635	44,944
Operating expenses	321	218

Operating margin	2,111	1,004
Selling, general and administrative expenses	401	354
Depreciation and amortization	56	29

Operating income	$1,654	$621

LPG Volumes (gallons)	70,994	59,299

          Revenues. Our LPG distribution revenue increased $23.9 million, or 52%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Sales volume increased 20% as a result of increased demand from industrial customers. Also, our average sales price increased 27% for the first quarter of 2005 compared to the first quarter of 2004. This increase was due to a general increase in the prices of LPGs.

          Cost of products sold. Our cost of products sold increased $22.7 million, or 50%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was due to a general increase in the prices of LPGs. This increase was less than our increase in LPG revenue, as we were able to increase our per gallon margins.

          Operating expenses. Operating expenses increased $0.1 million, or 47% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

          Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.         .

          Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

          In summary, LPG distribution operating income increased $1.0 million, or 166%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Fertilizer Business

          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues	$9,553	$9,216
Cost of products sold and operating expenses	8,309	7,511

Operating margin	1,244	1,705
Selling, general and administrative expenses	485	464
Depreciation and amortization	280	244

Operating income	$479	$997

Fertilizer Volumes (tons)	44.7	50.0

          Revenues. Our fertilizer business revenues increased $0.3 million, or 4%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Our average sales price per ton increased 16% as we continued to pass through as much of our increase in raw material costs as possible. Offsetting this price increase, our sales volume decreased 11% due to decreased demand from our customers in the first quarter of 2005 compared to the same period in 2004.

          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.8 million, or 11%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase was due to a 24% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases in raw materials, primarily sulfuric acid and ammonia.

          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.

          Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.

          In summary our fertilizer operating income decreased $0.5 million, or 52%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Statement of Operations Items as a Percentage of Revenues

          Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues	100%	100%
Cost of products sold	81%	78%
Operating expenses	9%	11%
Selling, general and administrative expenses	3%	3%
Depreciation and amortization	3%	3%

          Equity in Earnings of Unconsolidated Entities

          For the three months ended March 31, 2005 and 2004, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

          Equity in earnings of unconsolidated entities for the three months ended March 31, 2005 decreased by $0.5 million for the same period in 2004. Contributing to this decrease was reduced demand from CF Martin Sulphur’s largest customer. This was due to a plant turnaround performed by the customer in the first quarter of 2005. Additionally, CF Martin’s operating costs increased by $0.5 million, as a result of increased fuel costs to operate its marine transportation assets. Due to these factors, for the three months ended March 31, 2005, we did not receive a cash distribution from CF Martin Sulphur. For the same period in 2004, we received a cash distribution of $0.6 million. We believe the shortfall of sales volume from the customer will be made up in the second quarter.

          Equity in earnings of CF Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods.

          Interest Expense

          Our interest expense for all operations was $1.1 million for the three months ended March 31, 2005, compared to the $0.7 million for the three months ended March 31, 2004, an increase of $0.4 million, or 52%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first quarter of 2005 compared to the same period in 2004.

          Indirect Selling, General and Administrative Expenses

          Indirect selling, general and administrative expenses were $0.8 million for the three months ended March 31, 2005 compared to $0.6 million for the three months ended March 31, 2004, an increase of $0.2 million, or 39%. The increase was primarily due to $0.2 million of increased costs related to implementation of procedures under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

                     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

Liquidity and Capital Resources

          Cash Flows and Capital Expenditures

          For the three months ended March 31, 2005, cash increased $5.3 million as a result of $13.6 million provided by operating activities, $7.1 million used in investing activities and $1.1 million used in financing activities. For the three months ended March 31, 2004, cash increased $2.1 million, as a result of $1.4 million provided by operating activities, $0.3 million used in investing activities and $1.0 million provided by financing activities.

          For the three months ended March 31, 2005 our investing activities of $7.1 million consisted primarily of capital expenditures and acquisitions. For the three months ended March 31, 2004, our investing activities of $0.3 million consisted of cash distributions from an unconsolidated partnership and capital expenditures.

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

          For the three months ended March 31, 2005 and 2004, our capital expenditures for property and equipment were $7.2 million and $0.9 million, respectively.

          As to each period:

•	For the three months ended March 31, 2005, we spent $5.3 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with the liquefied petroleum gas pipeline from an unrelated party in January 2005 and marine equipment. Our maintenance capital expenditures were primarily made for terminalling and fertilizer facilities.

•	For the three months ended March 31, 2004, we spent $0.9 million for maintenance capital expenditures.

       For the three months ended March 31, 2005, financing activities consisted of cash distributions paid to common and subordinated unitholders of $4.6 million and borrowings of long-term debt under our credit facility of $3.5 million. For the three months ended March 31, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $3.8 million, net proceeds from a follow on equity offering of $34.8 million, payment of long term debt to financial lenders of $30.0 million.

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

          As of March 31, 2005, we had $76.5 million of outstanding indebtedness, consisting of outstanding borrowings of $58.5 million under our $70.0 million acquisition loan subfacility, including $3.5 million in connection with the January 2005 acquisition of the LPG Pipeline, and $18.0 million under our $30.0 million revolving loan subfacility.

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

          We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, as well as cash distributed to us from CF Martin Sulphur, will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Related to Our Business” for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of March 31, 2005, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Working capital subfacility	$18,000	$—	$—	$18,000	$—
Acquisition subfacility	58,500	—	—	58,500	—
Non-competition agreement	500	50	100	100	250
Operating leases	3,723	1,365	2,203	155	—
Interest expense:[1]
Working capital subfacility	3,112	867	1,734	511	—
Acquisition subfacility	9,654	2,690	5,380	1,584	—

Total contractual cash obligations	$93,489	$4,972	$9,417	$78,850	$250

          1 Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

          Letter of Credit At March 31, 2005, the Partnership had an outstanding irrevocable letter of credit in the amount of $2.5 million which is issued under its revolving credit facility.

          No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Description of Our Credit Facility

          On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2005, we had $18.0 million outstanding under the working capital subfacility and $58.5 million outstanding under the acquisition subfacility. On January 3, 2005, we borrowed $3.5 million under the acquisition line of credit to fund the purchase of a liquefied petroleum gas pipeline. As of March 31, 2005, we had $9.5 million available for working capital and $11.5 million available for expansion and acquisition activities under our revolving credit facility.

          On May 3, 2005, we increased the amount eligible for borrowing under the amended and restated credit facility to $150 million comprised of (i) a $30.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $120.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures.

          On June 1, 2004, we issued a $2.5 million irrevocable letter of credit to the seller of the Neches terminal under an escrow agreement in order to secure our performance and to provide storage operations for a future lessee. We withheld $2.5 million of the purchase price and paid this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event under the terms of the amended lease agreement. The escrow account will be paid to the seller over a two year period beginning in November 2005. We believe the likelihood of any draws under this letter of credit to be remote.

          Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $73.0 million to a high of $76.5 million.

          Our obligations under the amended and restated credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.

          Indebtedness under the amended and restated credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for LIBOR loans ranged from 1.75% to 2.75% and the applicable margin for base prime rate loans ranged from 0.75% to 1.75%. Effective May 3, 2005, the applicable margin for LIBOR loans will range from 1.25% to 2.25% and the applicable margin for base prime rate loans will range from 0.25% to 1.25%. The Partnership incurs a commitment fee on the unused portions of the revolving credit facility.

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

          The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in credit facility for the year ended December 31, 2004 and as of March 31, 2005.

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

Seasonality

          A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and marine transportation businesses and our unconsolidated non-controlling interest in CF Martin Sulphur. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, could impact our terminalling and marine transportation businesses. For example, the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and marine transportation business’s revenues.

Impact of Inflation

          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2005 and 2004. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.

Environmental Matters

          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2005 or 2004. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:

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

Risks Related to Our Business

          Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any event occurs that gives rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this quarterly report on Form 10-Q, including our consolidated and condensed financial statements and the related notes, and our annual report on Form 10-K, including our consolidated and combined financial statements and the related notes. Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

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

We may receive a portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.

          We may receive a portion of our net income and cash available for distribution from our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Industries owns the remaining 49.5% limited partner interest. We have limited rights and virtually no control over the operations or management of cash generated by this entity. CF Martin Sulphur is managed by its general partner, which is owned equally by CF Industries and Martin Resource Management. Deadlocks between CF Industries and Martin Resource Management over issues relating to the operation of CF Martin Sulphur could have an adverse impact on its results of operations and, consequently, the amount and timing of cash generated by its operations that is available for distribution to its partners, including us as a limited partner.

          Additionally, the partnership agreement for CF Martin Sulphur requires this entity to make cash distributions to its limited partners subject to the discretion of its general partner, other than in limited circumstances. As a result, we are substantially dependent upon the discretion of the general partner with respect to the amount and timing of cash distributions from this entity. If the general partner of CF Martin Sulphur does not distribute the cash generated by its operations to its limited partners, as a result of a deadlock between CF Industries and Martin Resource Management or for any other reason, including operating difficulties or if CF Martin Sulphur is unable to meet its debt service obligations, our cash flow and quarterly distributions may be reduced.

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

          As of May 4, 2005, we had approximately $76.5 million of indebtedness outstanding under our credit facility. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

          Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services and products provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide terminalling and marine transportation services to Martin Resource Management to support its businesses under various commercial contracts. The loss of Martin Resource

Management as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

          Martin Resource Management currently owns approximately 52.2% of our outstanding partnership interests. This includes the ownership of our general partner which owns a 2.0% general partner interest and our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

          If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our Martin Resource Management and its affiliates control approximately 50.2% of all our outstanding limited partner units, our general partner cannot be removed without the consent of it and its affiliates.

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

          During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 1,500,000 additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

•	the issuance of common units in additional public offerings or in connection with acquisitions that increase cash flow from operations on a pro forma, per unit basis;

•	the conversion of subordinated units into common units;

•	the conversion of units of equal rank with the common units into common units under some circumstances; or

•	the conversion of our general partner’s general partner interest in us and its incentive distribution rights into common units as a result of the withdrawal of our general partner.

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

          If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and your potential tax liability, please read “Tax Risks – Tax gain or loss on the disposition of our common units could be different than expected.”

Martin Resource Management and its affiliates may engage in limited competition with us.

          Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview - Omnibus Agreement.” If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

          We continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to address in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.

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

          Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility, which had a floating interest rate as of May 4, 2005. We had a total of $76.5 million of indebtedness outstanding under our credit facility at May 4, 2005. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.8 million annually.

Item 4. Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(d) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          As previously disclosed, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified deficiencies, including significant deficiencies, none of which, singularly or in the aggregate, rose to the level of a material weakness. In response to those deficiencies, during the first quarter of 2005 we began to identify the steps necessary to correct those deficiencies and intend to implement those corrective actions during the balance of 2005. In connection with these corrective actions, in March 2005 we began the implementation of a newly acquired accounting software package, which we expect to be fully operational in October  2005. This software package will assist us in improving our controls with respect to certain deficiencies identified in our information technology controls. All material corrective actions that are undertaken during 2005 will be summarized in future filings with the Securities and Exchange Commission. Other than the items noted above, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: May 4, 2005		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, the Operating General Partner, Royal Bank of Canada and the Lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2004 and incorporated herein by reference).

10.2	First Amendment to Amended and Restated Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, the Operating General Partner, Royal Bank of Canada and the Lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005 and incorporated herein by reference).

10.3	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and

Exhibit
Number	Exhibit Name
incorporated herein by reference).

10.7	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.9	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.15	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.16	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.17	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.18	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith