Form 10-Q
period 2005-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2005-08-02
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑            No ☐
     The number of the registrant’s Common Units outstanding at August 2, 2005 was 4,222,500. The number of the registrant’s subordinated units outstanding at August 2, 2005 was 4,253,362.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Cash	$2,248	$3,184
Accounts and other receivables, less allowance for doubtful accounts of $347 and $427	31,267	43,526
Product exchange receivables	397	50
Inventories	25,514	23,165
Due from affiliates	3,638	1,892
Other current assets	742	724

Total current assets	63,806	72,541

Property, plant, and equipment, at cost	158,666	148,241
Accumulated depreciation	(43,645)	(38,472)

Property, plant and equipment, net	115,021	109,769

Goodwill	6,950	2,922
Other assets, net	4,102	3,100

	$189,879	$188,332

Liabilities and Partners’ Capital

Trade and other accounts payable	$31,684	$26,537
Product exchange payables	6,944	9,081
Due to affiliates	198	429
Other accrued liabilities	2,361	2,443

Total current liabilities	41,187	38,490

Long-term debt	74,500	73,000
Other long-term obligations	1,438	1,308

Total liabilities	117,125	112,798

Partners’ capital	72,754	75,534
Commitments and contingencies

	$189,879	$188,332

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Terminalling	$5,443	$3,663	$11,077	$7,429
Marine transportation	9,582	8,737	18,056	16,685
Product sales:
LPG distribution	57,688	38,656	127,755	84,822
Sulfur	940	—	940	—
Fertilizer	8,862	8,165	18,415	17,381
Terminalling	2,381	2,032	4,793	4,004

	69,871	48,853	151,903	106,207

Total revenues	84,896	61,253	181,036	130,321

Costs and expenses:
Cost of products sold:
LPG distribution	56,412	37,826	124,047	82,770
Sulfur	699	—	699	—
Fertilizer	7,257	7,245	15,566	14,757
Terminalling	1,921	1,673	4,020	3,323

	66,289	46,744	144,332	100,850

Expenses:
Operating expenses	9,505	7,623	17,987	14,960
Selling, general and administrative	2,519	2,121	4,985	4,036
Depreciation and amortization	2,706	1,966	5,360	3,872

Total costs and expenses	81,019	58,454	172,664	123,718

Operating income	3,877	2,799	8,372	6,603

Other income (expense):
Equity in earnings of unconsolidated entities	120	362	195	891
Interest expense	(1,126)	(758)	(2,195)	(1,462)
Other, net	72	19	102	28

Total other income (expense)	(934)	(377)	(1,898)	(543)

Net income	$2,943	$2,422	$6,474	$6,060

General partner’s interest in net income	$59	$48	$129	$121
Limited partners’ interest in net income	$2,884	$2,374	$6,345	$5,939
Net income per limited partner unit	$0.34	$0.28	$0.75	$0.72
Weighted average limited partner units	8,475,862	8,475,862	8,475,862	8,221,851
      See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
					General
	Limited Partners				Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances – January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892
Net Income	—	2,959	—	2,980	121	6,060
Follow-on public offering	1,322,500	34,016	—	—	—	34,016
General partner contribution	—	—	—	—	754	754
Cash distributions	—	(3,739)	—	(4,466)	(168)	(8,373)

Balances – June 30, 2004	4,222,500	$81,150	4,253,362	$(3,482)	$681	$78,349

Balances – January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$75,534
Net Income	—	3,161	—	3,184	129	6,474
Cash distributions	—	(4,518)	—	(4,550)	(186)	(9,254)

Balances – June 30, 2005	4,222,500	$78,323	4,253,362	$(6,138)	$569	$72,754

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,474	$6,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,360	3,872
Amortization of deferred debt issuance costs	251	483
Equity in earnings of unconsolidated entities	(195)	(891)

Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	12,259	(468)
Product exchange receivables	(347)	1,689
Inventories	(1,962)	3,755
Due from affiliates	(1,746)	(2,529)
Other current assets	(9)	(509)
Trade and other accounts payable	5,147	2,545
Product exchange payables	(2,254)	(2,347)
Due to affiliates	(231)	(391)
Other accrued liabilities	(82)	192
Change in other non-current assets-net	(134)	(41)

Net cash provided by operating activities	22,531	11,420

Cash flows from investing activities:
Payments for property, plant and equipment	(5,174)	(2,232)
Acquisitions	(10,188)	(26,733)
Proceeds from sale of property, plant and equipment	46	—
Distributions from unconsolidated partnership	—	1,188

Net cash used in investing activities	(15,316)	(27,777)

Cash flows from financing activities:
Payments of long-term debt	(10,400)	(34,000)
Proceeds from long-term debt	11,900	27,000
Cash distributions paid	(9,254)	(8,373)
Payments of debt issuance costs	(397)	—
General partner contribution	—	754
Follow on offering	—	34,016

Net cash provided by (used in) financing activities	(8,151)	19,397

Net increase (decrease) in cash and cash equivalents	(936)	3,040

Cash at beginning of period	3,184	2,270

Cash at end of period	$2,248	$5,310

Non-cash:
Financed portion of non-compete agreement	$—	$398

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
1. Organization and Description of Business
     Martin Midstream Partners L.P. (the “Partnership” or “we”) provides terminalling, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur L.P. (“CF Martin Sulphur”), which operates a sulfur terminalling, transportation and distribution business. On July 15, 2005 the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur, L.P., from CF Industries, Inc. and certain affiliates of Martin Resource Management Corporation. The Partnership operates primarily in the Gulf Coast region of the United States.
     Prior to November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation (“MRMC”). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the “General Partner”), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to four primary lines of business: (1) terminalling; (2) marine transportation of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas (“LPG”) marketing and distribution and (4) fertilizer manufacturing. Following the Partnership’s initial public offering, MRMC retained various assets, liabilities, and operations not related to the four lines of business noted above as well as certain assets, liabilities and operations within the LPG distribution and fertilizer manufacturing lines of business.
     In April, 2005, the Partnership began another primary line of business for sulfur marketing and distribution with the acquisition of the operating assets of Bay Sulfur Company which includes a sulfur priller in Stockton, California. A second sulfur priller is under construction at our Neches facility in Beaumont, Texas. On July 15, 2005 the Partnership acquired all the outstanding partnership interests of CF Martin Sulfur, which will be included in the Partnership’s consolidated financial statements and included in the financial presentation of the Partnership’s sulfur line of business. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. The sulfur segment will include the marketing, transportation, terminalling, storage, processing and distribution of molten and pelletized sulfur.
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
(a) Principles of Presentation and Consolidation
     The balance sheets as of June 30, 2005 and December 31, 2004, the statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of capital and cash flows for the six months ended June 30, 2005 and 2004 are presented on a consolidated basis and include the operations of the Partnership and its two wholly-owned subsidiaries, Martin Operating GP LLC and Martin Operating Partnership L.P.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
     These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S.generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by accounting principles for complete financial statements as are normally made in annual audited financial statements contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year.
3. Acquisitions
     (a) Liquefied Petroleum Gas Pipeline Purchase
     In January 2005, we acquired a liquefied petroleum gas (“LPG”) pipeline located in East Texas from an unrelated third party for $3.8 million. The purchase price included the value of the liquefied petroleum gas in the pipeline fill. The pipeline, which will be used by the Partnership to transport LPG for third parties as well as our own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s revolving credit facility (See Note 10).
     (b) Acquisition of Bay Sulfur Assets
     On April 20, 2005, we completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California, for $5.9 million which includes $4.0 million allocated to goodwill. Goodwill was recognized as a result of the total price paid for the business, and is supported by its historical cash flows. The remaining $1.9 million was allocated to property, plant and equipment ($1.4 million), a covenant not to compete ($0.1 million) and inventory and other current assets ($0.4 million). The assets acquired are used to process molten sulfur into pellets. This acquisition is reported in a new business segment described as “Sulfur”.
     (c) Acquisition of 100% Interest in CF Martin Sulphur — Subsequent Event
     On July 15, 2005, we acquired all of the outstanding partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management Corporation for $18.8 million. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the aquisition, CF Martin Sulphur LP is a wholly-owned partnership which will be included in the Partnership’s consolidated financial statements and included in the financial presentation of the Partnership’s sulfur segment.
     In connection with the acquisition, the Partnership assumed $9.4 million of indebtedness owed by CF Martin Sulphur and repaid $2.1 million of indebtedness owed by CF Martin Sulphur. The Partnership also pledged as security the equity interests in CF Martin Sulphur to the Partnership’s lenders under its current Credit Agreement. As part of this transaction, CF Industries, Inc. entered into a multi-year sulfur supply contract with the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
4. Inventories
     Components of inventories at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Liquefied petroleum gas	$15,124	$14,168
Sulfur	1,085	—
Fertilizer — raw materials and packaging	3,872	2,147
Fertilizer — finished goods	2,357	4,014
Lubricants	2,194	1,959
Other	882	877

	$25,514	$23,165

5. Goodwill
     The following information relates to goodwill balances as of the end of the periods presented:

	June 30,	December 31,
	2005	2004
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
Sulfur segment	4,029	—
LPG segment	80	80
Fertilizer segment	816	816

	$6,951	$2,922

6. CF Martin Sulphur L.P.
     The following table sets forth CF Martin Sulphur’s summarized net income information for the six months ended June 30, 2005 and 2004. Prior to July 15, 2005, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. The difference in the original carrying value (deferred credit of $3,006) of the Partnership’s predecessor’s investment in the unconsolidated partnership and its share of the original net assets of $7,474, is being amortized over 20 years as additional equity in earnings in the unconsolidated partnership. During the three months ended June 30, 2005 and 2004, the Partnership recorded equity in earnings from CF Martin Sulphur of $120 and $362 respectively. During the six months ended June 30, 2005 and 2004, the Partnership recorded equity in earnings from CF Martin Sulphur of $195 and $891, respectively. During the three months and six months ended June 30, 2005 and 2004, the Partnership did not receive any cash distributions from the unconsolidated partnership. The Partnership has recorded a negative investment in CF Martin Sulphur of $(556) and $(750), at June 30, 2005 and December 31, 2004, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$16,303	$16,196	$31,351	$32,694
Costs and expenses	16,115	15,534	31,067	31,031

Operating income	188	662	284	1,663
Interest expense	(211)	(196)	(420)	(396)
Other, net	—	1	—	4

Net income (loss)	$(23)	$467	$(136)	$1,271

Following the acquisition of CF Martin Sulphur in July 2005, CF Martin Sulphur is a wholly-owned partnership which will be included in the Partnership’s consolidated financial statements and included in the financial presentation of the Partnership’s sulfur operating segment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
7. Related Party Transactions
     Included in the financial statements for the three months and six months ended June 30, 2005 and 2004, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.
     Significant transactions with these related parties are reflected in the financial statements as follows:
MRMC and Affiliates

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2005	2004	2005	2004
LPG product sales (LPG revenues)	$—	$63	$—	$317
Terminalling revenue and wharfage fees (terminalling revenues)	1,885	1,067	4,032	2,040
Lube oil product sales (terminalling product sales revenues)	1	46	2	68
Marine transportation revenues (marine transportation revenues)	2,250	1,957	4,316	3,808
Fertilizer product sales (fertilizer revenues)	9	719	10	1,193
LPG storage and throughput expenses (LPG cost of products sold)	49	61	172	391
Land transportation hauling costs (LPG/fertilizer cost of products sold)	2,057	1,721	4,327	3,476
Sulfuric acid product purchases/plant equipment lease rent (fertilizer cost of products sold)	1,018	497	2,335	1,221
Fertilizer salaries and benefits (fertilizer cost of products sold)	689	671	1,390	1,358
Sulfur salaries and benefits (sulfur cost of products sold)	51	—	51	—
Lube oil product purchases (terminalling cost of products sold)	2	—	30	—
Marine fuel purchases (operating expenses)	1,480	1,008	2,606	2,134
Marine towing expense (operating expenses)	182	—	362	—
LPG truck loading costs (operating expenses)	100	100	200	167
Marine transportation salaries and benefits (operating expenses)	2,000	2,087	4,000	3,972
LPG salaries and benefits (operating expenses)	136	129	285	275
Vehicle lease expense (operating expenses)	—	39	—	81
Terminalling handling fees/Lube land transportation hauling costs (operating expenses)	347	137	733	263
Terminalling salaries and benefits (operating expenses)	271	—	514	—
Terminalling salaries and benefits ( selling, general and administrative expenses)	259	328	510	729
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	(30)	(60)	(60)
LPG salaries and benefits (selling, general and administrative expenses)	243	190	449	362
Fertilizer salaries and benefits (selling, general and administrative expenses)	311	304	630	573
Indirect overhead allocation expenses (selling, general and administrative expenses)	306	258	612	508
CF Martin Sulphur

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2005	2004	2005	2004
Marine transportation revenues (marine transportation revenues)	$1,418	$1,439	$2,907	$2,853
Lube oil product sales (terminalling product sales revenues)	—	16	2	35
Fertilizer handling fee (fertilizer revenues)	75	38	168	99
Product purchase settlements (fertilizer cost of products sold)	108	243	240	467
Marine tug lease (operating expenses)	—	17	9	17
Marine crew charge reimbursement (offset to operating expenses)	(305)	(304)	(606)	(609)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(50)	(50)	(101)	(101)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
8. Business Segments
     The Partnership has five reportable segments: terminalling, marine transportation, LPG distribution, sulfur and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended June 30, 2005
Terminalling	$7,841	$(17)	$7,824	$1,108	$2,203	$144
Marine transportation	9,656	(74)	9,582	1,218	1,083	1,084
LPG distribution	57,688	—	57,688	54	358	162
Sulfur	940	—	940	44	197	2,785
Fertilizer	8,862	—	8,862	282	884	73
Indirect selling, general and administrative	—	—	—	—	(848)	—

Total	$84,987	$(91)	$84,896	$2,706	$3,877	$4,248

Three months ended June 30, 2004
Terminalling	$5,733	$(38)	$5,695	$832	$1,296	$25,751
Marine transportation	8,797	(60)	8,737	875	1,762	1,189
LPG distribution	38,656	—	38,656	28	186	8
Sulfur	—	—	—	—	—	—
Fertilizer	8,165	—	8,165	231	205	86
Indirect selling, general and administrative	—	—	—	—	(650)	—

Total	$61,351	$(98)	$61,253	$1,966	$2,799	$27,034

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Six months ended June 30, 2005
Terminalling	$15,916	$(46)	$15,870	$2,215	$4,453	$1,217
Marine transportation	18,171	(115)	18,056	2,429	2,015	3,321
LPG distribution	127,755	—	127,755	110	2,012	3,165
Sulfur	940	—	940	44	197	2,785
Fertilizer	18,415	—	18,415	562	1,363	89
Indirect selling, general and administrative	—	—	—	—	(1,668)	—

Total	$181,197	$(161)	$181,036	$5,360	$8,372	$10,577

Six months ended June 30, 2004
Terminalling	$11,494	$(61)	$11,433	$1,546	$2,766	$25,757
Marine transportation	16,803	(118)	16,685	1,794	3,066	1,944
LPG distribution	84,822	—	84,822	57	807	9
Sulfur	—	—	—	—	—	—
Fertilizer	17,381	—	17,381	475	1,201	255
Indirect selling, general and administrative	—	—	—	—	(1,237)	—

Total	$130,500	$(179)	$130,321	$3,872	$6,603	$27,965

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Operating income	$3,877	$2,799	$8,372	$6,603
Equity in earnings of unconsolidated entities	120	362	195	891
Interest expense	(1,126)	(758)	(2,195)	(1,462)
Other, net	72	19	102	28

Income before income taxes	$2,943	$2,422	$6,474	$6,060

Total assets by segment are as follows:

	June 30,	December 31,
	2005	2004
Total assets:
Terminalling	$67,499	$68,118
Marine transportation	54,035	53,195
LPG distribution	41,436	47,131
Sulfur	8,616	—
Fertilizer	18,293	19,888

Total assets	$189,879	$188,332

9. Follow On Offering
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
10. Long-term Debt
     At June 30, 2005 and December 31, 2004, long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
$30,000 Working capital subfacility at variable interest rate (5.15%* weighted average at June 30, 2005), due October 2008, secured by accounts receivable and inventory	$11,000	$18,000

$120,000 Acquisition sub facility at variable interest rate (5.27%* at June 30, 2005), due October 2008, secured by property, plant and equipment	63,500	55,000

Total long-term debt	74,500	73,000
Less current installments	—	—

Long-term debt, net of current installments	$74,500	$73,000

*	Interest rate fluctuates based on the LIBOR rate plus 225 basis points set on the date of each advance. The margin above LIBOR is set every three months. Effective May 3, 2005, our interest rates for each advance dropped to the LIBOR rate plus 175 basis points set on the date of each advance.
     On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit that was used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that was used to finance permitted acquisitions and capital expenditures. On May 3, 2005, the Partnership increased the amount eligible for borrowing under the amended and restated credit facility to $150 million comprised of (i) a $30.0 million working capital subfacility that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $120.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures.
     On May 3, 2005, we borrowed $5.0 million under the acquisition line of credit to fund the purchase the operating assets of Bay Sulfur Company. As of June 30, 2005, we had $16.5 million available for working capital and $56.5 million available for expansion and acquisition activities under the Partnership’s revolving credit facility.
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
     Draws made under the Partnership’s amended and restated credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s amended and restated credit facility have ranged from a low of $72.5 million to a high of $93.9 million.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2005
(Unaudited)
     Indebtedness under the amended and restated credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. Prior to May 3, 2005, the applicable margin for LIBOR loans ranged from 1.75% to 2.75% and the applicable margin for base prime rate loans ranged from 0.75% to 1.75%. Effective May 3, 2005, the applicable margin for LIBOR loans ranges from 1.25% to 2.25% and the applicable margin for base prime rate loans will range from 0.25% to 1.25%. The Partnership incurs a commitment fee on the unused portions of the revolving credit facility.
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
     The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in credit facility for the year ended December 31, 2004 and as of June 30, 2005.
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
     On July 15, 2005, we assumed $9.4 million of U.S. Government guaranteed ship financing bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. These bonds are payable in equal semi-annual installments of $291,000, and are secured by certain marine vessels. Pursuant to the terms of an amendment to our credit facility we entered into in connection with the acquisition of CF Martin Sulphur, we are obligated to pay off these bonds by March 31, 2006.
     The Partnership paid cash interest in the amount of $1,195 and, $784 for the three months ended June 30, 2005 and 2004, respectively, and $2,235 and, $1,366 for the six months ended June 30, 2005 and 2004, respectively.

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
Overview
          We are a Delaware limited partnership formed by Martin Resource Management to receive the transfer of substantially all of the assets, liabilities and operations of Martin Resource Management related to the five lines of business in which we operate. We provide terminalling, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products. In April, 2005 we began a new line of business which provides marketing, transportation, storage, processing and distribution of molten and pelletized sulfur. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.
          We analyze and report our results of operations on a segment basis. Our five operating segments are:
•	terminalling and sales of hydrocarbon products and by-products;

•	marine transportation services for hydrocarbon products and by-products;

•	distribution of LPGs;

•	marketing, storage, terminalling, transportation, processing and distribution of molten and pelletized sulfur; and

•	manufacturing and marketing of fertilizer products, which are primarily sulfur-based, and other sulfur-related products.
          In November 2000, Martin Resource Management and CF Industries, Inc. formed CF Martin Sulphur, L.P., a Delaware limited partnership (“CF Martin Sulphur”). CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, Martin Resource Management operated this molten sulfur business as part of its LPG distribution business which was contributed to us in connection with our formation. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. We accounted for this interest in CF Martin Sulphur using the equity method since we did not control this entity. As a result, we have not included any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we have included only our share of its net income in our statement of operations.
          Under the equity method of accounting, we do not include any individual assets or liabilities of CF Martin Sulphur on our balance sheet. Currently, we have recorded a negative investment in CF Martin Sulphur of $0.6 million which we expect to recover through future earnings. Due to this fact, at June 30, 2005, we have reported this negative investment in the “Other long term obligations” caption on the balance sheet. We have not guaranteed the repayment of any debt of CF Martin Sulphur and we should not otherwise be required to repay any obligations of CF Martin Sulphur if it defaults on any such obligations.
          On July 15, 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management Corporation for $18.8 million. Subsequent to the acquisition, it will be included in the financial presentation of the Partnership’s sulfur operating segment.
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
          Revenue Recognition. For our terminalling segment, we recognize revenue monthly for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, we recognize revenue based on the volume moved through our terminals at the contracted rate. For our marine transportation segment, we recognize revenue for contracted trips upon completion of the trips. For time charters, we recognize revenue based on the daily rate. For our LPG distribution segment, we recognize revenue for product delivered by truck upon the delivery of LPGs to our customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize revenue when the customer receives the product from either the storage facility or pipeline. For our sulfur segment, we recognize revenue for product delivered by truck upon the delivery of sulfur to our customers, which occurs when the customer physically receives the product. For our fertilizer segment, we recognize revenue when the customer takes title to the product, either at our plant or the customer’s facility.
          Equity Method Investment. We used the equity method of accounting for our interest in CF Martin Sulphur because we only owned an unconsolidated non-controlling 49.5% limited partner interest in this entity. We did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to Martin Resource Management, which guarantees certain of the debt of this entity.
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
          On July 15, 2005, we acquired all of the outstanding partnership interests in CF Martin Sulphur, L.P. Subsequent to the acquisition, it will be included in the Partnership’s consolidated financial statements and included in the financial presentation of the Partnership’s sulfur segment.
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
          Asset Retirement Obligation. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize and measure our asset retirement obligations and the associated asset retirement cost upon acquisition of the related asset. Subsequent measurement and accounting provisions are in accordance with SFAS 143.

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
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $9.2 million of direct costs and expenses for the three months ended June 30, 2005 compared to $7.3 million for the three months ended June 30, 2004. We reimbursed Martin Resource Management for $18.6 million of direct costs and expenses for the six months ended June 30, 2005 compared to $15.0 million for the six months ended June 30, 2004. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. We reimbursed Martin Resource Management for $0.3 million of indirect expenses for both quarters ended June 30, 2005 and 2004. We reimbursed Martin Resource Management for $0.6 million of indirect expenses for the six months ended June 30, 2005 compared to $0.5 million for the six months ended June 30, 2004. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
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
          In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 6% of our total cost of products sold during both the three and six months ended June 30, 2005 and 2004, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for both the three months and six months ended June 30, 2005 and 2004, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
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

the SEC on March 16, 2005. Additionally, Martin Resource Management agreed it will not purchase any third party interest in this partnership, or sell its or our interest in this partnership, without our written consent or, in some cases, only as we direct. In the event we agree to purchase an interest in CF Martin Sulphur from a third party, we and Martin Resource Management agreed that the purchase price for and ownership of such interest will be allocated between us in accordance with our respective ownership percentages in the partnership. Due to purchase of all of the outstanding partnership interests in CF Martin Sulphur on July 15, 2005, this allocation is no longer applicable.

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
     Our Relationship with CF Martin Sulphur
          Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter had an unlimited term but may be cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of June 30, 2005, our aggregate reimbursement liability would have been approximately $1.5 million. This amount decreased by approximately $300,000 annually based on an amortization rate.
          As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur this contingent obligation has been terminated.
          Revenues from our relationship with CF Martin Sulphur accounted for approximately 15% and 16% of our total marine transportation revenues for the three months ended June 30, 2005 and 2004, respectively. Revenues from our relationship with CF Martin Sulphur accounted for approximately 16% and 17% of our total marine transportation revenues for the six months ended June 30, 2005 and 2004, respectively. In addition, we purchased all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement had an annual term, which was renewable for subsequent one-year periods.
          Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner who was jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducted the day-to-day operations of CF Martin Sulphur under a long-term services agreement.
          On July 15, 2005, we acquired all of the outstanding limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management for $18.8 million. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and will conduct its day to day operatins. Subsequent to the acquisition, CF Martin Sulphur will be a wholly-owned partnership which will be included in our consolidated financial statements and included in the financial presentation of the Partnership’s sulfur segment.
          Further information concerning our relationship with CF Martin Sulphur is set forth in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.
     Results of Operations
          The results of operations for the three months and six months ended June 30, 2005 and 2004 have been derived from the consolidated and condensed financial statements of the Partnership.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and six months ended June 30, 2005 and 2004. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Operating income:
Terminalling	$2,203	$1,296	$4,453	$2,766
Marine transportation	1,083	1,762	2,015	3,066
LPG distribution	358	186	2,012	807
Sulfur	197	—	197	—
Fertilizer	884	205	1,363	1,201
Indirect selling, general and administrative expenses	(848)	(650)	(1,668)	(1,237)

Operating income	$3,877	$2,799	$8,372	$6,603

Equity in earnings of unconsolidated subsidiaries	$120	$362	$195	$891
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

     Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
          Our total revenues were $84.9 million for the three months ended June 30, 2005 compared to $61.3 million for the three months ended June 30, 2004, an increase of $23.6 million, or 39%. Our cost of products sold was $66.3 million for the three months ended June 30, 2005 compared to $46.7 million for the three months ended June 30, 2004, an increase of $19.5 million, or 42%. Our total operating expenses were $9.5 million for the three months ended June 30, 2005 compared to $7.6 million for the three months ended June 30, 2004, an increase of $1.9 million, or 25%.
          Our total selling, general and administrative expenses were $2.5 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004, an increase of $0.4 million, or 19%. Total depreciation and amortization was $2.7 million for the three months ended June 30, 2005 compared to $2.0 million for the three months ended June 30, 2004, an increase of $0.7 million, or 38%. Our operating income was $3.9 million for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004, an increase of $1.1 million, or 39%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling Business.
          The following table summarizes our results of operations in our terminalling segment.

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues:
Services	$5,443	$3,663
Products	2,381	2,032

Total revenues	7,824	5,695
Cost of products sold	1,921	1,673
Operating expenses	1,949	1,335

Operating margin	3,954	2,687
Selling, general and administrative expenses	643	559
Depreciation and amortization	1,108	832

Operating income	$2,203	$1,296

          Revenues. Our terminalling revenues increased $2.1 million, or 37%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily due to additional revenue generated from the terminal assets we acquired from Neches Industrial Park Inc. (“Neches”) in June 2004. These assets contributed revenue of $1.3 million in the second quarter of 2005 compared to $0.4 million in the second quarter of 2004, an increase of $0.9 million. We also experienced increased sales volumes and terminal throughput rates at both our full service and our fuel and lubricant terminals. These terminals accounted for an increase of $0.9 million in services revenue and $0.3 million in products revenue.
          Cost of products sold. Our cost of products sold increased $0.2 million, or 15%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was a result of a 16% increase in the price paid for lubricants in the second quarter of 2005 compared to the second quarter of 2004.
          Operating expenses. Operating expenses increased $0.6 million, or 46%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily a result of the additional operating expenses for the Neches terminal asset acquisition.
          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 15%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily a result of the additional selling, general and administrative expenses for the Neches terminal asset acquisition.

          Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 33%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily a result of the Neches terminal asset acquisition.
          In summary, our terminalling operating income increased $0.9 million, or 70%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
Marine Transportation Business
          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$9,582	$8,737
Operating expenses	7,211	6,071

Operating margin	2,371	2,666
Selling, general and administrative expenses	70	29
Depreciation and amortization	1,218	875

Operating income	$1,083	$1,762

          Revenues. Our marine transportation revenues increased $0.8 million, or 10%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Our inland marine assets generated an additional $0.6 million due to stronger customer demand, higher equipment utilization and charging our inland customers the increase in our fuel costs. Additionally, offshore revenues were up $0.2 million due to increased utilization.
          Operating expenses. Operating expenses increased $1.1 million, or 19%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. . This increase was primarily a result of increased operating costs, including leased inland equipment,and fuel expenses.
          Selling, general, and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods.
          Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 39%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily a result of maintenance capital expenditures made in the last 12 months.
          In summary, our marine transportation operating income decreased $0.7 million, or 39%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
LPG Distribution Business.
          The following table summarized our results of operations in our LPG distribution segment.

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$57,688	$38,656
Cost of products sold	56,412	37,826
Operating expenses	345	217

Operating margin	931	613
Selling, general and administrative expenses	519	399

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Depreciation and amortization	54	28

Operating income	$358	$186

LPG Volumes (gallons)	56,546	47,654

          Revenues. Our LPG distribution revenue increased $19.0 million, or 49%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. Sales volume increased 19% as a result of increased demand from industrial customers and also increased sales to retail propane customers. Also our average sales price increased 26% for the second quarter of 2005 compared to the second quarter of 2004. This increase was due to a general increase in the prices of LPG’s.
          Cost of product sold. Our cost of products sold increased $18.6 million, or 49%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was less than our increase in the LPG revenue, as we were able to increase our per gallon margins.
          Operating expenses. Operating expenses increased $0.1 million, or 59%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily the result of our East Texas pipeline acquisition which occurred in January 2005.
          Selling, general and administrative expenses. Selling, general & administrative increased $0.1 million, or 30% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was primarily the result of our East Texas pipeline acquisition which occurred in January 2005.
          Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
          In summary, LPG distribution operating income increased $0.2 million, or 92%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
Sulfur Business.
          The following table summarized our results of operations in our Sulfur segment.

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$940	$—
Cost of products sold	699	—

Operating margin	241	—
Depreciation and amortization	44	—

Operating income	$197	$—

Sulfur Volumes (tons)	10.7	—

          Our new sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller, and the above table represents the results of its initial operations for the three months ending June 30, 2005.
     Fertilizer Business
          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$8,862	$8,165
Cost of products sold	7,257	7,245

Operating margin	1,605	920
Selling, general and administrative expenses	439	484
Depreciation and amortization	282	231

Operating income	$884	$205

Fertilizer Volumes (tons)	39.5	43.0

          Revenues. Our fertilizer business revenues increased $0.7 million, or 9%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Our sales volume decreased 8% as our marketing areas suffered dry weather conditions which decreased demand for our agricultural fertilizer products. This was offset by an 18% increase in our average sales price, as we were able to pass through increased raw material costs, and also increase our per ton margins.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses were approximately the same for both three month periods, even though our volume sold decreased 8%. This decrease in volume was offset by a 9% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases of our raw materials.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
          In summary, our fertilizer operating income increased $0.7 million, or 331%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
          Our total revenues were $181.0 million for the six months ended June 30, 2005 compared to $130.3 million for the six months ended June 30, 2004, an increase of $50.7 million, or 39%. Our cost of products sold was $144.3 million for the six months ended June 30, 2005 compared to $100.9 million for the six months ended June 30, 2004, an increase of $43.5 million, or 43%. Our total operating expenses were $18.0 million for the six months ended June 30, 2005 compared to $15.0 million for the six months ended June 30, 2004, an increase of $3.0 million, or 20%.
          Our total selling, general and administrative expenses were $5.0 million for the six months ended June 30, 2005 compared to $4.0 million for the six months ended June 30, 2004, an increase of $1.0 million, or 24%. Total depreciation and amortization was $5.4 million for the six months ended June 30, 2005 compared to $3.9 million for the six months ended June 30, 2004, an increase of $1.5 million, or 38%. Our operating income was $8.4 million for the six months ended June 30, 2005 compared $6.6 million for the six months ended June 30, 2004, an increase of $1.8 million, or 27%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling Business.
          The following table summarizes our results of operations in our terminalling segment.

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues:
Services	$11,077	$7,429
Products	4,793	4,004

Total revenues	15,870	11,433

Cost of products sold	4,020	3,323
Operating expenses	3,952	2,756

Operating margin	7,898	5,354
Selling, general and administrative expenses	1,230	1,042
Depreciation and amortization	2,215	1,546

Operating income	$4,453	$2,766

          Revenues. Our terminalling revenues increased $4.4 million, or 39%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily due to additional revenue generated from the terminal assets we acquired from Neches in June 2004. These assets contributed additional revenue of $2.1 million in the first six months of 2005 compared to the first six months of 2004. We also experienced increased sales volume and terminal throughput rates primarily at both our full service and our fuel and lubricants terminals. These terminals accounted for an increase of $1.6 million in service revenues and $0.8 million in products revenue.
          Cost of products sold. Our cost of products increased $0.7 million, or 21%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was a result of a 15% increase in the price paid for lubricants for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Also, our sales volume increased 4% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
          Operating expenses. Operating expenses increased $1.2 million, or 43%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily a result of the additional operating expenses for the Neches terminal asset acquisition.
          Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 18%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily a result of the additional selling, general and administrative expenses for the Neches terminal asset acquisition.
          Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 43%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily a result of the Neches terminal asset acquisition.
          In summary, terminalling operating income increased $1.7 million, or 61%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Marine Transportation Business
          The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$18,056	$16,685
Operating expenses	13,369	11,769

Operating margin	4,687	4,916
Selling, general and administrative expenses	243	56
Depreciation and amortization	2,429	1,794

Operating income	$2,015	$3,066

     Revenues. Our marine transportation revenues increased $1.4 million, or 8%, for the six months ended June 20, 2005 compared to the six months ended June 30, 2004. Our inland marine assets generated additional revenue of $1.5 million due to stronger customer demand, higher equipment utilization and charging our inland customers the increase in our fuel costs. This was slightly offset by a $ 0.1 million decrease in offshore revenues.
     Operating expenses. Operating expenses increased $1.6 million, or 14%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was a result of increased operating costs, including leased operating equipment and fuel expenses.
     Selling, general, and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 334%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was due to the write-off of an uncollected receivable due from one customer.
     Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 35%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was due primarily to maintenance capital expenditures made in the last 12 months.
     In summary, our marine transportation operating income decreased $1.1 million, or 34%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
LPG Distribution Business
     The following table summarized our results of operations in our LPG distribution segment.

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Revenues	$127,755	$84,822
Cost of products sold	124,047	82,770
Operating expenses	666	435

Operating margin	3,042	1,617
Selling, general and administrative expenses	920	753
Depreciation and amortization	110	57

Operating income	$2,012	$807

LPG Volumes (gallons)	127,540	106,953

     Revenues. Our LPG distribution revenues increased $42.9 million, or 51%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Our sales volume increased 19% primarily as a result of increased demand from industrial customers and also increased sales to retail propane customers. Also, our average sales price per gallon was 26% higher in the first six months of 2005 compared to the first six months of 2004. This price increase was due to a general increase in the prices of LPG’s.
     Cost of product sold. Our cost of products increased $41.3 million, or 50%, for the six months ending June 30, 2005 compared to the six months ended June 30, 2004. This increase was less than our increase in LPG revenue, as we were able to increase our per gallon margins.
     Operating expenses. Operating expenses increased $0.2 million, or 53%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily the result of our East Texas pipeline acquisition which occurred in January 2005.
     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 22%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily the result of our East Texas pipeline acquisition which occurred in January 2005.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both six month periods.
     In summary, our LPG distribution income increased $1.2 million, or 149%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Sulfur Business.
     The following table summarized our results of operations in our Sulfur segment.

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Revenues	$940	$—
Cost of products sold	699	—

Operating margin	241	—
Depreciation and amortization	44	—

Operating income	$197	$—

Sulfur Volumes (tons)	10.7	—

     Our new sulfur operating segment was established in April, 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction on a sulfur priller, and the above table represents the results of its initial operations for the six months ending June 30, 2005.
Fertilizer Business
     The following table summarizes our results of operations in our fertilizer segment.

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Revenues	$18,415	$17,381
Cost of products sold and operating expenses	15,566	14,757

Operating margin	2,849	2,624
Selling, general and administrative expenses	924	948
Depreciation and amortization	562	475

Operating income	$1,363	$1,201

Fertilizer Volumes (tons)	84.2	93.1

     Revenues. Our fertilizer revenues increased $1.0 million, or 6%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Our sales volume decreased 10% as our marketing areas suffered dry weather conditions which decreased demand for our agricultural fertilizer products. This was offset by a 17% increase in our average sales price, as we were able to pass through increased raw material costs and also, increase our per ton margins.
     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.8 million, or 5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 This increase was due to a 17% increase in our cost per ton of fertilizer products sold. This increased cost per ton was a result of price increases of our raw materials. We experienced a 10% decrease in volume sold, which partially offset this increase in our cost per ton of fertilizer products sold.
     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both six month periods
     Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 18%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     In summary, our fertilizer operating income increased $0.2 million, or 13%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	100%	100%	100%	100%
Cost of products sold	78%	76%	80%	77%
Operating expenses	11%	12%	10%	11%
Selling, general and administrative expenses	3%	3%	3%	3%
Depreciation and amortization	3%	3%	3%	3%
Equity in Earnings of Unconsolidated Entities
     For the three months and six months ended June 30, 2005 and 2004, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.
     Equity in earnings of unconsolidated entities for the three months ended June 30, 2005 decreased by $0.2 million, or 67%, for the same period in 2004. This decrease was the result of a 9% increase in operating expenses. The increase in operating expenses was primarily due to increased fuel costs in CF Martin Sulphur’s barge transportation system. Due to these factors, we did not receive a cash distribution from CF Martin Sulphur for the three months ended June 30, 2005. For the three months ended June 30, 2004, we received a cash distribution of $0.6 million.
     Equity in earnings of unconsolidated entities for the six months ended June 30, 2005 decreased $0.7 million, or 78%, for the same period in 2004. This decrease was the result of an 11% increase in operating expenses. The increase in operating expenses was primarily due to increased fuel costs in CF Martin Sulphur’s barge transportation system. Due to these factors, we did not receive a cash distribution from CF Martin Sulphur for the six months ended June 30, 2005. For the six months ended June 30, 2004 we received cash distributions of $1.2 million.
     Equity in earnings of C.F. Martin Sulphur includes amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.1 million for both three month periods and $0.3 million for both six month periods.

     On July 15, 2005, we acquired all of the outstanding partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management for $18.8 million. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur LP, was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur will be a wholly-owned partnership which will be included in the Partnership’s consolidated financial statements and included in the financial presentation of the Partnership’s sulfur segment.
Interest Expense
     Our interest expense for all operations was $1.1 million for the three months ended June 30, 2005, compared to the $0.8 million for the three months ended June 30, 2004, an increase of $0.3 million or 49%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the second quarter of 2005 compared to the same period in 2004. Additionally, there was an increase in amortization of deferred debt costs of $0.1 million in the second quarter of 2005 compared to the same period in 2004.
     Our interest expense for all operations was $2.2 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004, an increase of $0.7 million, or 50%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first six months of 2005 compared to the first six months of 2004.
Indirect Selling, General, and Administrative Expenses
     Indirect selling, general and administrative expenses were $0.8 million for the three months ended June 30, 2005 compared to $0.6 million for the three months ended June 30, 2004, an increase of $0.2 million or 30%. The increase was primarily due to increased overhead allocation of $0.1 million from Martin Resource Management, increased costs related to implementation of procedures under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and costs related to potential acquisitions which failed to materialize.
     Indirect selling, general and administrative expenses were $1.7 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004, an increase of $0.4 million or 35%. The increase was primarily due to increased overhead allocation of $0.1 million from Martin Resource Management, increased costs related to implementation of procedures under the Sarbanes-Oxley and costs related to potential acquisitions which failed to materialize.

     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions, including the Tesoro Marine acquisition. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for both three month periods. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.6 million for the six months ended June 30, 2005 compared to $0.5 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the six months ended June 30, 2005, cash decreased $0.9 million as a result of $22.5 million provided by operating activities, $15.3 million used in investing activities and $8.2 million used in financing activities. For the six months ended June 30, 2004, cash increased $3.0 million, as a result of $11.4 million provided by operating activities, $27.8 million used in investing activities and $19.4 million provided by financing activities.
     For the six months ended June 30, 2005 our investing activities of $15.3 million consisted primarily of capital expenditures and acquisitions. For the six months ended June 30, 2004, our investing activities consisted of cash distributions from an unconsolidated partnership and capital expenditures.
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
     For the six months ended June 30, 2005 and 2004, our capital expenditures for property and equipment were $10.6 million and $28.0 million, respectively.
     As to each period:
•	For the six months ended June 30, 2005, we spent $8.3 million for expansion capital expenditures and $2.2 million for maintenance capital expenditures. Our expansion capital expenditures were made in connection with the purchase of a liquefied petroleum gas pipeline from an unrelated party in January 2005, the purchase of a sulfur priller from an unrelated party in April, 2005 and the purchase of additional marine equipment. Our maintenance capital expenditures were primarily made for terminalling, marine transportation, LPG distribution and fertilizer facilities.

•	For the six months ended June 30, 2004, we spent $25.7 for expansion capital expenditures and $2.2 million for maintenance capital expenditures. Our expansion capital expenditures were made in connection with the Neches terminal acquisition. Our maintenance capital expenditures were made primarily for marine equipment and fertilizer facilities.

•	For the six months ended June 30, 2005, financing activities consisted of cash distributions paid to common and subordinated unitholders of $9.3 million and payments of long-term debt under our credit facility of $10.4 million and borrowings of long-term debt under our credit facility of $11.9 million.

•	For the six months ended June 30, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $8.4 million, net proceeds from a follow on equity offering of $34.8 million, payment of long term debt under our credit facility of $34.0 million and borrowings of long-term debt under our credit facility of $27.0 million.
Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our revolving line of credit.
     As of June 30, 2005, we had $74.5 million of outstanding indebtedness, consisting of outstanding borrowings of $63.5 million under our $120.0 million acquisition loan sub facility and $11.0 million under our $30.0 million revolving loan sub facility. Under the acquisition loan facility, we borrowed $3.5 million in connection with the acquisition of the East Texas Pipeline in January 2005 and $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005. On July 15, 2005, we assumed $9.4 million of U.S. Government guaranteed ship financing bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. These bonds are payable in equal semi-annual installments of $291,000, and are secured by certain marine vessels. Pursuant to the terms of an amendment to our credit facility we entered into in connection with the acquisition of CF Martin Sulphur, we are obligated to pay off these bonds by March 31, 2006.
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
     We believe that cash generated from operations and our borrowing capacity under our revolving line of credit, will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions) and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Related to Our Business” for a discussion of such risks.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of June 30, 2005, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter

Long-Term Debt
Working capital subfacility	$11,000	$—	$—	$11,000	$—
Acquisition subfacility	63,500	—	—	63,500	—
Non-competition agreement	450	50	100	100	200
Operating leases	6,833	1,312	1,842	315	3,364
Interest expense:[1]
Working capital subfacility	1,892	567	1,134	191	—
Acquisition subfacility	11,156	3,344	6,688	1,124	—

Total contractual cash obligations	$94,831	$5,273	$9,764	$76,230	$3,564

     1 Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

     Letter of Credit. At June 30, 2005, the Partnership had an outstanding irrevocable letter of credit in the amount of $2.5 million which is issued under its revolving credit facility.
     No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
Description of Our Credit Facility
     On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit, that will be used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that may be used to finance permitted acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2005, we had $11.0 million outstanding under the working capital subfacility and $63.5 million outstanding under the acquisition subfacility. On January 3, 2005, we borrowed $3.5 million under the acquisition line of credit to fund the purchase of a liquefied petroleum gas pipeline. On May 3 , 2005, we borrowed $5.0 million to fund the purchase of the operating assets of Bay Sulfur Company. As of June 30, 2005, we had $16.5 million available for working capital and $56.5 million available for expansion and acquisition activities under our revolving credit facility.
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
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $72.5 million to a high of $93.9 million.
     Our obligations under the amended and restated credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the amended and restated credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. Prior to May 3, 2005, the applicable margin for LIBOR loans ranged from 1.75% to 2.75% and the applicable margin for base prime rate loans ranged from 0.75% to 1.75%. Effective May 3, 2005, the applicable margin for LIBOR loans ranges from 1.25% to 2.25% and the applicable margin for base prime rate loans will range from 0.25% to 1.25%. The Partnership incurs a commitment fee on the unused portions of the revolving credit facility.
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
     The amended and restated credit agreement also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit agreement) of $65.0 million; (ii) EBITDA (as defined in the credit agreement) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in the credit facility for the year ended December 31, 2004 and as of June 30, 2005.

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
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling, marine transportation and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, could impact our terminalling and marine transportation businesses. For example, the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2005 and 2004. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2005 or 2004. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:
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
Restrictions in our credit agreement or other debt obligations may prevent us from making distributions to our unitholders.
     As of August 2, 2005, we had approximately $93.9 million of indebtedness outstanding under our credit facility. In addition, we assumed $9.4 million of U.S. Government guaranteed ship bonds, maturing in 2021, in connection with our acquisition of CF Martin Sulphur. Our payment of principal and interest on our debt reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our revolving credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our revolving credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.
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
     Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
•	catastrophic events;

•	environmental remediation;

•	labor difficulties; and

•	disruptions in the supply of our products to our facilities or means of transportation.
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
          In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Louisiana, Mississippi, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is your responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.
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
          Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility, which had a floating interest rate as of August 2, 2005. We had a total of $93.9 million of indebtedness outstanding under our credit facility at August 2, 2005. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.8 million annually. In addition, we assumed $9.4 million of U.S. Government guaranteed ship financing bonds, maturing in 2021, in connection with our acquisition of CF Martin Sulphur. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.1 million annually.
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
          As previously disclosed, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified deficiencies, including significant deficiencies, none of which, singularly or in the aggregate, rose to the level of a material weakness. In response to those deficiencies, we identified the steps necessary to correct those deficiencies and we have or are in the process of implementing corrective actions as described below. In connection with these corrective actions, in March 2005 we began the implementation of a newly acquired accounting software package, which we expect to be fully operational in September 2005. This software will assist us in improving our controls with respect to certain deficiencies identified in our information technology controls. Included in this process is the implementation of additional security measures with respect to our information technology systems. All material corrective actions that are undertaken during 2005 will be summarized in future filings with the Securities and Exchange Commission. Other than the items noted above, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: August 2, 2005		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, the Operating General Partner, Royal Bank of Canada and the Lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2004 and incorporated herein by reference).

10.2	First Amendment to Amended and Restated Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, the Operating General Partner, Royal Bank of Canada and the Lenders named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005 and incorporated herein by reference).

10.3	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.4	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.9	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership

Exhibit
Number	Exhibit Name

(filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.15	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.16	Asset Purchase Agreement by and among Martin Midstream Partners L.P., Martin Operating Partnership L.P. and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.17	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.18	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.19	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith