Form 10-Q
period 2005-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2005-11-09
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☑                    No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of the registrant’s Common Units outstanding at November 9, 2005 was 4,222,500. The number of the registrant’s subordinated units outstanding at November 9, 2005 was 4,253,362.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Cash	$3,116	$3,184
Accounts and other receivables, less allowance for doubtful accounts of $274 and $427	50,796	43,526
Product exchange receivables	3,615	50
Inventories	34,554	23,165
Due from affiliates	1,098	1,892
Other current assets	532	724

Total current assets	93,711	72,541

Property, plant, and equipment, at cost	200,410	148,241
Accumulated depreciation	(55,958)	(38,472)

Property, plant and equipment, net	144,452	109,769

Goodwill	7,455	2,922
Other assets, net	9,616	3,100

	$255,234	$188,332

Liabilities and Partners’ Capital

Current installments of notes payable	$582	$—
Trade and other accounts payable	46,168	26,537
Product exchange payables	9,824	9,081
Due to affiliates	1,216	429
Other accrued liabilities	3,291	2,443

Total current liabilities	61,081	38,490

Long-term debt	120,422	73,000
Other long-term obligations	888	1,308

Total liabilities	182,391	112,798

Partners’ capital	72,843	75,534
Commitments and contingencies

	$255,234	$188,332

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Terminalling and storage	$5,782	$5,194	$16,858	$12,623
Marine transportation	8,578	8,394	26,634	25,079
Product sales:
LPG distribution	71,732	51,527	199,487	136,349
Sulfur	16,803	—	17,743	—
Fertilizer	7,565	5,016	25,980	22,397
Terminalling and storage	2,320	2,059	7,114	6,063

	98,420	58,602	250,324	164,809

Total revenues	112,780	72,190	293,816	202,511

Costs and expenses:
Cost of products sold:
LPG distribution	68,140	49,697	192,187	132,467
Sulfur	11,331	—	12,030	—
Fertilizer	6,343	4,589	21,955	19,434
Terminalling and storage	1,950	1,668	5,969	4,991

	87,764	55,954	232,141	156,892

Expenses:
Operating expenses	13,423	9,012	32,778	24,995
Selling, general and administrative	1,848	1,747	5,420	4,672
Depreciation and amortization	3,312	2,404	8,672	6,276

Total costs and expenses	106,347	69,117	279,011	192,835

Operating income	6,433	3,073	14,805	9,676

Other income (expense):
Equity in earnings of unconsolidated entities	27	(359)	222	532
Interest expense	(1,639)	(876)	(3,834)	(2,338)
Other, net	25	24	127	52

Total other income (expense)	(1,587)	(1,211)	(3,485)	(1,754)

Net income	$4,846	$1,862	$11,320	$7,922

General partner’s interest in net income	$97	$37	$226	$158
Limited partners’ interest in net income	$4,749	$1,825	$11,094	$7,764
Net income per limited partner unit	$0.56	$0.22	$1.31	$0.93
Weighted average limited partner units	8,475,862	8,475,862	8,475,862	8,307,139
     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners' Capital
	Limited Partners				General Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
Balances — January 1, 2004	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	$45,892

Net Income	—	3,869	—	3,895	158	7,922

Follow-on public offering	1,322,500	34,016	—	—	—	34,016

General partner contribution	—	—	—	—	754	754

Cash distributions	—	(5,956)	—	(6,699)	(258)	(12,913)

Balances — September 30, 2004	4,222,500	$79,843	4,253,362	$(4,800)	$628	$75,671

Balances — January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$75,534

Net Income	—	5,527	—	5,567	226	11,320

Cash distributions	—	(6,841)	—	(6,890)	(280)	(14,011)

Balances — September 30, 2005	4,222,500	$78,366	4,253,362	$(6,095)	$572	$72,843

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,320	$7,922

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,672	6,276
Amortization of deferred debt issuance costs	396	725
Gain on sale of property, plant and equipment	—	(9)
Equity in earnings of unconsolidated entities	(222)	(532)
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	261	(5,466)
Product exchange receivables	(3,565)	1,625
Inventories	(6,454)	(2,280)
Due from affiliates	794	(3,095)
Other current assets	200	(176)
Trade and other accounts payable	11,495	1,768
Product exchange payables	626	1,008
Due to affiliates	787	(350)
Other accrued liabilities	412	473
Change in other non-current assets-net	(446)	—

Net cash provided by operating activities	24,276	7,889

Cash flows from investing activities:
Payments for property, plant and equipment	(12,264)	(4,335)
Acquisitions	(29,227)	(29,251)
Proceeds from sale of property, plant and equipment	46	114
Escrow deposit for acquisition	(5,000)	—
Distributions from unconsolidated partnership	—	1,683

Net cash used in investing activities	(46,445)	(31,789)

Cash flows from financing activities:
Payments of long-term debt	(16,691)	(39,350)
Proceeds from long-term debt	53,200	41,350
Cash distributions paid	(14,011)	(12,913)
Payments of debt issuance costs	(397)	—
General partner contribution	—	754
Follow on offering	—	34,016

Net cash provided by financing activities	22,101	23,857

Net decrease in cash and cash equivalents	(68)	(43)

Cash at beginning of period	3,184	2,270

Cash at end of period	$3,116	$2,227

Non-cash:
Financed portion of non-compete agreement	$—	$398

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
1. Organization and Description of Business
     Martin Midstream Partners L.P. (the “Partnership”) provides terminalling and storage, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, lubricants and other liquids. The Partnership also manufactures and markets sulfur-based fertilizers and related products and owns CF Martin Sulphur L.P. (“CF Martin Sulphur”), which operates a sulfur terminalling and storage, transportation and distribution business. The Partnership operates primarily in the Gulf Coast region of the United States.
     Prior to November 6, 2002, the Partnership was an inactive indirect, wholly-owned subsidiary of Martin Resource Management Corporation (“MRMC”). In connection with the November 6, 2002 closing of the initial public offering of common units representing limited partner interests in the Partnership, MRMC and certain of its subsidiaries conveyed to the Partnership certain of their assets, liabilities and operations, in exchange for the following: (i) a 2% general partnership interest in the Partnership held by Martin Midstream GP LLC, an indirect wholly-owned subsidiary of MRMC (the “General Partner”), (ii) incentive distribution rights granted by the Partnership, and (iii) 4,253,362 subordinated units of the Partnership. The operations that were contributed to the Partnership relate to its then four primary lines of business: (1) terminalling and storage; (2) marine transportation of hydrocarbon products and hydrocarbon by-products; (3) liquefied petroleum gas (“LPG”) marketing and distribution and (4) fertilizer manufacturing. Following the Partnership’s initial public offering, MRMC retained various assets, liabilities, and operations not related to the four lines of business noted above as well as certain assets, liabilities and operations within the LPG distribution and fertilizer manufacturing lines of business.
     In April 2005, the Partnership began another primary line of business for sulfur marketing and distribution through the acquisition of the operating assets of Bay Sulfur Company including a sulfur priller in Stockton, California. A second sulfur priller is under construction at the Partnership’s Neches facility in Beaumont, Texas. On July 15, 2005 the Partnership acquired all of the outstanding partnership interests of CF Martin Sulphur not owned by the Partnership. As a result, CF Martin Sulphur has been consolidated in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. The sulfur segment will include the marketing, transportation, terminalling and storage, processing and distribution of molten and pelletized sulfur.
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
     (a) Principles of Presentation and Consolidation
     The balance sheets as of September 30, 2005 and December 31, 2004, the statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of capital and cash flows for the nine months ended September 30, 2005 and 2004 are presented on a consolidated basis and include the operations of the Partnership and its wholly-owned subsidiaries, Martin Operating GP LLC, Martin Operating Partnership L.P., CF Martin Sulphur, LLC, CF Martin Sulphur, L.P., and Martin Sulphur Holding, Inc.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
     These financial statements should be read in conjunction with the Partnership’s audited consolidated and combined financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year.
     (b) Reclassifications
     The Partnership converted to a new accounting system in August 2005. In connection with its system conversion, the Partnership closely examined expense classifications for the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses. As a result, those expenses were set up in the new system with the new classification. Accordingly, it was necessary for the Partnership to reclassify the prior period to conform to the current presentation.
     These reclassifications, as detailed below, had no impact on the prior year’s operating income or net income. The following table sets forth the effects of the 2005 reclassification on certain line items within the Partnership’s previously reported consolidated and condensed statements of income for the three months and nine months ended September 30, 2004.

	Terminalling
	and Storage	Marine	LPG	Fertilizer	SG&A	Total
Three Months Ended September 30, 2004
Cost of products sold (as previously reported)	$1,668	$—	$49,697	$4,559	$—	$55,924
Cost of products sold (as reclassified)	1,668	—	49,697	4,589	—	55,954
Operating expenses (as previously reported)	2,025	6,208	241	427	—	8,474
Operating expenses (as reclassified)	2,494	6,208	310	397	—	9,012
Selling, general and administrative (as previously reported)	721	62	408	—	697	2,315
Selling, general and administrative (as reclassified)	252	62	339	—	697	1,747

Nine Months Ended September 30, 2004
Cost of products sold (as previously reported)	$4,991	$—	$132,467	$19,316	$—	$156,774
Cost of products sold (as reclassified)	4,991	—	132,467	19,434	—	156,892
Operating expenses (as previously reported)	4,781	17,977	676	—	—	23,434
Operating expenses (as reclassified)	6,148	17,977	870	—	—	24,995
Selling, general and administrative (as previously reported)	1,763	118	1,161	1,375	1,934	6,351
Selling, general and administrative (as reclassified)	396	118	967	1,257	1,934	4,672
     As a result of the above, expenses of $1.4 million incurred during the six months ended June 30, 2005 were reclassified from selling, general and administrative into operating expenses for the nine months ended September 30, 2005.
3. Impact of Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (Revised), Share-Based Payment, will require the Partnership to measure the cost of employee services

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
received in exchange for an award of equity instruments based on the grant-date fair value of the award. This revised statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Partnership will adopt the revised statement effective for its first quarter 2006 financial statements. The Partnership remains in the process of evaluating the effect of the adoption of SFAS 123 (Revised) on its consolidated financial statements.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not expect the adoption of SFAS 153 to have a material effect on its consolidated financial statements.
     In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The Partnership does not expect the adoption of FIN 47 to have a material effect on its consolidated financial statements.
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. SFAS 154 carries forward previously issued guidance with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, Accounting for Nonmonetary Transactions and SFAS 153, Exchanges of Nonmonetary Assets. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Partnership is in the process of evaluating the impact, if any, of this standard and will adopt it on or before the effective date.
4. Acquisitions
     (a) Liquefied Petroleum Gas Pipeline Purchase
     In January 2005, the Partnership acquired a liquefied petroleum gas (“LPG”) pipeline located in East Texas from an unrelated third party for $3.8 million. The purchase price included the value of the liquefied petroleum gas in the pipeline fill. The pipeline, which is used by the Partnership to transport LPG for third parties as well as its own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (b) Acquisition of Bay Sulfur Assets
     In April 2005, the Partnership completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5.9 million which includes $4.0 million

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
allocated to goodwill. Goodwill was recognized as a result of the total price paid for the business, and is supported by its historical cash flows. The remaining $1.9 million was allocated to property, plant and equipment ($1.4 million), a covenant not to compete ($0.1 million) and inventory and other current assets ($0.4 million). The assets acquired are used to process molten sulfur into pellets. This acquisition is reported in the Partnership’s new “sulfur” segment. The acquisition was financed through the Partnership’s credit facility (see Note 10).
      (c) Acquisition of 100% Interest in CF Martin Sulphur
      On July 15, 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of MRMC for $18.9. In connection with the acquisition we also assumed the indebtedness described below. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur LP is a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment.
     In connection with the acquisition, the Partnership assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. The Partnership also pledged its equity interests in CF Martin Sulphur to the Partnership’s lenders under its credit facility. As part of this transaction, CF Industries, Inc. entered into a multi-year sulfur supply contract with the Partnership.
     The purchase price paid to CF Industries, Inc. and certain subsidiaries of MRMC was allocated as follows:

Current assets	$11,283
Property, plant and equipment, net	26,735
Other assets	921
Current liabilities	(8,573)
Debt	(11,495)

$18,871

     d) Pending Acquisition of Prism Gas Systems I, L.P.
     On September 6, 2005, the Partnership entered into a definitive purchase agreement to acquire the outstanding general and limited partnership interests in Prism Gas Systems I, L.P. (“Prism Gas”), a natural gas gathering and processing company with strategic and integrated gathering and processing assets located in East Texas, Northwest Louisiana and the Texas Gulf Coast. The total purchase price is estimated at $96 million, after adjustments for net working capital and certain capital expenditures. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in mid-November 2005.
     The purchase price to be paid under the Purchase Agreement will be funded through a combination of approximately $66 million in borrowings under the Partnership’s anticipated new credit facility, $5 million previously funded by the Partnership and currently held in escrow, $15 million of new equity capital to be provided by MRMC in exchange for newly issued Partnership common units and approximately $10 million of newly issued common units to be issued to certain of the sellers. The common units will be priced at $32.54 per common unit, based on the average closing price of the Partnership’s common units on the Nasdaq during the ten trading days immediately preceding and immediately following the date of the execution of the definitive purchase agreement. When issued, the common units will be exempt from registration pursuant to either Regulation D or Section 4(2) of the Securities Act of 1933, as amended.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
5. Inventories
     Components of inventories at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Liquefied petroleum gas	$24,043	$14,168
Sulfur	1,821	—
Fertilizer — raw materials and packaging	2,273	2,468
Fertilizer — finished goods	2,993	3,693
Lubricants	1,677	1,959
Other	1,747	877

	$34,554	$23,165

6. Goodwill
     The following information relates to goodwill balances as of the end of the periods presented:

	September 30,	December 31,
	2005	2004
Carrying amount of goodwill:
Marine transportation segment	$2,026	$2,026
Sulfur segment	4,533	—
LPG segment	80	80
Fertilizer segment	816	816

	$7,455	$2,922

7. CF Martin Sulphur L.P.
     Following the acquisition of CF Martin Sulphur on July 15, 2005, CF Martin Sulphur is a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur operating segment.
     The following table sets forth CF Martin Sulphur’s summarized net income information for the period from January 1, 2005 through July 14, 2005 and the three months and nine months ended September 30, 2004. Prior to July 15, 2005, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. The difference in the original carrying value (deferred credit of $3,006) of the Partnership’s predecessor’s investment in the unconsolidated partnership and its share of the original net assets of $7,474 had been amortized over 20 years as additional equity in earnings in the unconsolidated partnership. During the period July 1, 2005 through July 14, 2005 and the three months ended September 30, 2004, the Partnership recorded equity in earnings (loss) from CF Martin Sulphur of $27 and $(359), respectively. For the period from January 1, 2005 through July 14, 2005 and the nine months ended September 30, 2004, the Partnership recorded equity in earnings from CF Martin Sulphur of $222 and $(491), respectively. During 2005 the Partnership did not receive any cash distributions from the unconsolidated partnership. During the nine months ended September 30, 2004, the Partnership received $1.7 million in cash distributions from the unconsolidated partnership. The Partnership had recorded a negative investment in CF Martin Sulphur of $(750) at December 31, 2004.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)

	Period from		Period from
	July 1	Three months	January 1	Nine months
	through	ended	through	ended
	July 14	September 30	July 14	September 30
	2005	2004	2005	2004
Revenues	$2,549	$15,379	$33,900	$48,073
Costs and expenses	2,502	16,172	33,570	47,203

Operating income	47	(793)	330	870
Interest expense	(31)	(175)	(451)	(537)
Other, net	—	(24)	—	(53)

Net income (loss)	$16	$(992)	$(120)	$280

8. Related Party Transactions
     Included in the financial statements for the three months and nine months ended September 30, 2005 and 2004, are various related party transactions and balances primarily with MRMC and affiliates and CF Martin Sulphur prior to the acquisition in July 2005. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.
     Significant transactions with these related parties are reflected in the financial statements as follows:
MRMC and Affiliates

	Three Months
	Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
LPG product sales (LPG revenues)	$33	$3	$33	$320
Terminalling, storage revenue and wharfage fees (terminalling and storage revenues)	2,256	1,592	6,288	3,633
Lube oil product sales (terminalling and storage product sales revenues)	1	10	2	78
Marine transportation revenues (marine transportation revenues)	1,884	2,272	6,200	6,080
Fertilizer product sales (fertilizer revenues)	21	145	32	1,338
LPG storage and throughput expenses (LPG cost of products sold)	119	93	291	483
Land transportation hauling costs (LPG/fertilizer cost of products sold)	2,760	1,802	7,087	5,279
Sulfuric acid product purchases/plant equipment lease rent (fertilizer cost of products sold)	103	310	2,439	1,532
Fertilizer salaries and benefits (fertilizer cost of products sold)	681	679	2,071	2,036
Sulfur salaries and benefits (sulfur cost of products sold)	75	—	126	—
Lube oil product purchases (terminalling and storage cost of products sold)	—	—	30	—
Marine fuel purchases (operating expenses)	2,587	1,192	5,193	3,327
Marine towing expense (operating expenses)	184	—	546	—
LPG truck loading costs (operating expenses)	100	100	300	267
Marine transportation salaries and benefits (operating expenses)	2,058	2,063	6,058	6,035
LPG salaries and benefits (operating expenses)	226	122	606	397
Fertilizer salaries and benefits (operating expenses)	11	—	11	—
Sulfur salaries and benefits (operating expenses)	115	—	115	—
Vehicle lease expense (operating expenses)	—	13	—	94
Terminalling and storage handling fees/Lube land transportation hauling costs (operating expenses)	326	280	1,059	542
Terminalling and storage salaries and benefits (operating expenses)	538	341	1,525	1,031
Terminalling and storage salaries and benefits ( selling, general and administrative expenses)	18	17	55	56
Reimbursement of overhead (offset to selling, general and administrative expenses)	(30)	(30)	(90)	(90)
LPG salaries and benefits (selling, general and administrative expenses)	148	208	503	570
Fertilizer salaries and benefits (selling, general and administrative expenses)	246	254	877	827
Sulfur salaries and benefits (selling, general and administrative expenses)	76	—	76	—
Indirect overhead allocation expenses (selling, general and administrative expenses)	363	275	975	783

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
CF Martin Sulphur (Prior to its acquisition on July 15, 2005)

	Period From	Three Months	Period from	Nine Months
	July 1 through	Ended	January 1	Ended
	July 14	September 30	through July 14	September 30
	2005	2004	2005	2004
Marine transportation revenues (marine transportation revenues)	$225	$1,445	$3,131	$4,298
Lube oil product sales (terminalling and storage product sales revenues)	—	14	2	49
Fertilizer handling fee (fertilizer revenues)	19	111	187	209
Product purchase settlements (fertilizer cost of products sold)	18	113	258	581
Marine tug lease (operating expenses)	—	—	9	17
Marine crew charge reimbursement (offset to operating expenses)	(47)	(308)	(653)	(917)
Reimbursement of overhead (offset to selling, general and administrative expenses)	(8)	(50)	(108)	(151)
9. Business Segments
     The Partnership has five reportable segments: terminalling and storage, marine transportation, LPG distribution, sulfur and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions on the basis set forth below.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended September 30, 2005
Terminalling and storage	$8,113	$(11)	$8,102	$1,096	$1,821	$619
Marine transportation	9,894	(1,316)	8,578	1,237	450	949
LPG distribution	71,732	—	71,732	55	2,663	23,231
Sulfur	16,906	(103)	16,803	642	1,794	200
Fertilizer	7,565	—	7,565	282	561	744
Indirect selling, general and administrative	—	—	—	—	(856)	—

Total	$114,210	$(1,430)	$112,780	$3,312	$6,433	$25,743

Three months ended September 30, 2004
Terminalling and storage	$7,295	$(42)	$7,253	$1,071	$1,768	$2,653
Marine transportation	8,475	(81)	8,394	1,072	1,052	1,861
LPG distribution	51,527	—	51,527	27	1,154	—
Sulfur	—	—	—	—	—	—
Fertilizer	5,016	—	5,016	234	(204)	107
Indirect selling, general and administrative	—	—	—	—	(697)	—

Total	$72,313	$(123)	$72,190	$2,404	$3,073	$4,621

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Nine months ended September 30, 2005
Terminalling and storage	$24,029	$(57)	$23,972	$3,311	$6,274	$4,270
Marine transportation	28,065	(1,431)	26,634	3,666	2,465	1,836
LPG distribution	199,487	—	199,487	165	4,675	26,016
Sulfur	17,846	(103)	17,743	686	1,991	3,365
Fertilizer	25,980	—	25,980	844	1,924	834
Indirect selling, general and administrative	—	—	—	—	(2,524)	—

Total	$295,407	$(1,591)	$293,816	$8,672	$14,805	$36,320

Nine months ended September 30, 2004
Terminalling and storage	$18,789	(103)	$18,686	$2,617	$4,534	$28,410
Marine transportation	25,278	(99)	25,079	2,866	4,118	3,805
LPG distribution	136,349	—	136,349	84	1,961	9
Sulfur	—	—	—	—	—	—
Fertilizer	22,397	—	22,397	709	997	362
Indirect selling, general and administrative	—	—	—	—	(1,934)	—

Total	$202,813	$(302)	$202,511	$6,276	$9,676	$32,586

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Operating income	$6,433	$3,073	$14,805	$9,676
Equity in earnings of unconsolidated entities	27	(359)	222	532
Interest expense	(1,639)	(876)	(3,834)	(2,338)
Other, net	25	24	127	52

Income before income taxes	$4,846	$1,862	$11,320	$7,922

Total assets by segment are as follows:

	September 30,	December 31,
	2005	2004
Total assets:
Terminalling and storage	$66,083	$68,118
Marine transportation	53,906	53,195
LPG distribution	62,443	47,131
Sulfur	52,894	—
Fertilizer	19,908	19,888

Total assets	$255,234	$188,332

10. Follow On Offering
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
September 30, 2005
(Unaudited)
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	995
Repayment of debt under credit facility	30,000
Working capital	4,770

Total use of proceeds	$37,705

11. Long-term Debt
     At September 30, 2005 and December 31, 2004, long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
$30,000 Working capital subfacility at variable interest rate (5.45%* weighted average at September 30, 2005), due October 2008, secured by accounts receivable and inventory	$23,500	$18,000

$120,000 Acquisition subfacility at variable interest rate (5.36%* at September 30, 2005), due October 2008, secured by property, plant and equipment	88,400	55,000

**United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184 (Barge Series Bonds) and $107 (Tug Series Bonds) plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	9,104	—

Total long-term debt	121,004	73,000
Less current installments	582	—

Long-term debt, net of current installments	$120,422	$73,000

     * Interest rate fluctuates based on the LIBOR rate plus 175 basis points set on the date of each advance. The margin above LIBOR is set every three months.
     ** The Partnership’s credit facility requires it to redeem the U.S. Government Guaranteed Ship Financing Bonds when they become redeemable in February 2006. The Partnership intends to execute the redemption through borrowings under its credit facility and anticipates that it will have borrowing capacity thereunder to finance this requirement.
     On October 29, 2004, the Partnership entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit that is used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that is used to finance permitted acquisitions and capital expenditures. On May 3, 2005, the Partnership increased the amount eligible for borrowing under the credit facility to $150 million comprised of (i) a $30.0 million

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
working capital subfacility that is used for ongoing working capital needs and general partnership purposes, and (ii) a $120.0 million acquisition subfacility that is used to finance permitted acquisitions and capital expenditures.
     On August 15 and September 23, 2005 the Partnership borrowed $2.6 and $2.9 million, respectively, under the acquisition subfacility to fund the construction of a new sulfur priller at its Neches facility.
     On July 15, 2005, the Partnership borrowed $19.4 million under the acquisition subfacility to fund the acquisition of CF Martin Sulphur and to repay CF Martin Sulphur’s term debt.
     On July 14, 2005, the Partnership issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     On May 3, 2005, the Partnership borrowed $5.0 million under the acquisition subfacility to fund the purchase of the operating assets of Bay Sulfur Company.
     On January 3, 2005, the Partnership borrowed $3.5 million under the acquisition subfacility to fund the purchase of a liquefied petroleum gas pipeline.
     On June 1, 2004, the Partnership issued a $2.5 million irrevocable letter of credit to the seller of the Neches terminal under an escrow agreement in order to secure the Partnership’s performance and to provide storage operations for a future lessee. The Partnership withheld $2.5 million of the purchase price and paid this amount into an escrow account. The escrow agreement provides that a future lessee may draw upon this escrow account upon a defined event of default or a force majeure event under the terms of the amended lease agreement. The escrow account will be paid to the seller over a two year period beginning in November 2005. The Partnership believes the likelihood of any draws under this letter of credit to be remote.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $72.5 million to a high of $111.9 million. As of September 30, 2005, the Partnership had $3.9 million available for working capital and $31.6 million available for expansion and acquisition activities under the Partnership’s credit facility.
     The Partnership’s obligations under the credit facility are secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment and fixed assets. The Partnership may prepay all amounts outstanding under this facility at any time without penalty.
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
     In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it is the survivor; (iv) sell all or substantially all of the Partnership’s assets; (v) make acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; or (xi) engage in other types of business.
     The credit facility also contains covenants, which, among other things, requires the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $65.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2004 and as of September 30, 2005.
     The amount the Partnership is able to borrow under the working capital subfacility is based on a formula. Under this formula, the Partnership’s borrowing base under the subfacility is calculated based on 75% of eligible accounts receivable plus 60% of eligible inventory.
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
     On July 15, 2005, the Partnership assumed $9.4 million of U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. The outstanding balance as of September 30, 2005 was $9.1 million. These bonds are payable in equal semi-annual installments of $291, and are secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to the Partnership’s credit facility that it entered into in connection with the acquisition of CF Martin Sulphur, the Partnership is obligated to repay these bonds by March 31, 2006. In addition, the Partnership assumed $2.1 million of CF Martin Sulphur long-term debt which it paid off on July 15, 2005.
     The Partnership paid cash interest in the amount of $1,185 and $577 for the three months ended September 30, 2005 and 2004, respectively, and $2,987 and $1,331 for the nine months ended September 30, 2005 and 2004, respectively.
     In connection with the Partnership’s acquisition of Prism Gas (see Note 3(c)), which is expected to close in mid-November 2005, the Partnership expects to fund a portion of the estimated $96 million purchase price through approximately $66 million in borrowings under its anticipated new credit facility. In connection with the acquisition, the Partnership received a fully underwritten commitment relating to a new $95 million working capital line and up to a $130 million term loan with an optional $100 million accordion feature. This new facility is subject to customary closing conditions and will fund concurrently with the closing of the Prism Gas acquisition. In addition to funding a portion of the Prism Gas purchase price, the new facility will replace the Partnership’s existing credit facility. The new facility will be secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts, receivables, vessels, equipment and fixed assets.
12. Hurricane Damage
     During the third quarter of 2005, several of the Partnership’s facilities in the Gulf of Mexico were in the path of two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Losses incurred as a result of a single hurricane (an “occurrence”) are limited to a maximum aggregate deductible of $0.1 million for flood damage and the greater of $0.1 million or 2% of total insured value at each location for wind damage. The Partnership’s total flood coverage is $5 million and total wind coverage is $40 million.
     The most significant damage to the Partnership’s assets was sustained at the Cameron East location. Property damage also occurred at the Partnership’s Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind locations. Based on an analysis of the damage as performed by the Partnership and its insurance underwriters, the Partnership has estimated its non-cash impairment charge as $1.2 million for all the locations which is equal to the net-book value of the damaged assets. A receivable has been established for the expected insurance recovery equal to the impairment charge. Insurance proceeds received as a result of the aforementioned claims could exceed net book value of the Partnership’s assets determined to be

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2005
(Unaudited)
impaired, which will result in the recognition of a gain equal to the amount of the excess, no net gain or loss has been recognized from the impairment of these damaged assets at September 30, 2005.
     The Partnership recognized a $0.6 million estimated loss during the third quarter 2005, which approximates the Partnership’s hurricane deductibles under its applicable insurance policies, incurred as a result of Hurricanes Katrina and Rita. The loss is included in “operating expenses” in the consolidated and condensed statements of income for the three month and nine month periods ended September 30, 2005.

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
Overview
     We provide terminalling and storage, marine transportation, distribution and midstream logistical services for producers and suppliers of hydrocarbon products and by-products, specialty chemicals and other liquids. We also manufacture and market sulfur-based fertilizers and related products and own CF Martin Sulphur, L.P. (“CF Martin Sulphur”), which operates a sulfur terminalling, storage, transportation and distribution business. In April, 2005 we began a new line of business which provides marketing, transportation, storage, processing and distribution of molten and pelletized sulfur. Hydrocarbon products and by-products are produced primarily by major and independent oil and gas companies who often turn to independent third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of hydrocarbon products and by-products. We operate primarily in the Gulf Coast region of the United States.
     We analyze and report our results of operations on a segment basis. Our five operating segments are:
•	terminalling, storage and sales of hydrocarbon products and by-products;
•	marine transportation services for hydrocarbon products and by-products;
•	distribution of LPGs;
•	marketing, storage, terminalling and storage, transportation, processing and distribution of molten and pelletized sulfur; and

•	manufacturing and marketing of fertilizer products, which are primarily sulfur-based, and other sulfur-related products.

     In November 2000, Martin Resource Management and CF Industries, Inc. formed CF Martin Sulphur. CF Martin Sulphur collects and aggregates, transports, stores and markets molten sulfur. Prior to November 2000, Martin Resource Management operated this molten sulfur business as part of its LPG distribution business which was contributed to us in connection with our formation. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. We accounted for this interest in CF Martin Sulphur using the equity method since we did not control this entity. As a result, prior to July 15, 2005, we did not include any portion of the revenue, operating costs or operating income attributable to CF Martin Sulphur in our results of operations or in the results of operations of any of our operating segments. Rather, we included only our share of its net income in our statement of operations. Also, prior to July 15, 2005, we did not include any individual assets or liabilities of CF Martin Sulphur on our balance sheet.
     On July 15, 2005, we acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18.9 million. In connection with the acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. As a result of the acquisition, CF Martin Sulphur is a wholly-owned subsidiary included in our consolidated financial statements and in our sulfur segment.
     The purchase price paid to CF Industries, Inc. and certain subsidiaries of Martin Resource Management was allocated as follows:

Current assets	$11,283
Property, plant and equipment, net	26,735
Other assets	921
Current liabilities	(8,573)
Debt	(11,495)

$18,871

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
     You should also read Note 2, “Significant Accounting Policies” in notes to consolidated and condensed financial statements contained in this quarterly report and the similar note in the consolidated and combined financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Product Exchanges. We enter into product exchange agreements with third parties whereby we agree to exchange LPGs with third parties. We record the balance of LPGs due to other companies under these agreements at quoted market product prices and the balance of LPGs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, Accounting for Nonmonetary Transactions and SFAS 153, Exchanges of Nonmonetary Assets. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. We are in the process of evaluating the impact, if any, of this standard and will adopt it on or before the effective date.
     Revenue Recognition. For our terminalling and storage segment, we recognize revenue monthly for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, we recognize revenue based on the volume moved through our terminals at the contracted rate. For our marine transportation segment, we recognize revenue for contracted trips upon completion of the trips. For time charters, we recognize revenue based on the daily rate. For our LPG distribution segment, we recognize revenue for product delivered by truck upon the delivery of LPGs to our customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize revenue when the customer receives the product from either the storage facility or pipeline. For our sulfur segment, we recognize revenue for product delivered by truck upon the delivery of sulfur to our customers, which occurs when the customer physically receives the product. For our fertilizer segment, we recognize revenue when the customer takes title to the product, either at our plant or the customer’s facility.
     Equity Method Investment. Prior to July 15, 2005, we used the equity method of accounting for our interest in CF Martin Sulphur because we only owned an unconsolidated non-controlling 49.5% limited partner interest in this entity. We did not recognize a gain when we contributed our molten sulfur business to CF Martin Sulphur because we concluded we had an implied commitment to support the operations of this entity as a result of our role as a supplier of product to CF Martin Sulphur and our relationship to Martin Resource Management, which guarantees certain of the debt of this entity.
     As a result of the non-recognition of this gain, the amount we initially recorded as an investment in CF Martin Sulphur on our balance sheet was less than the amount of our underlying equity in this entity as recorded on the books of CF Martin Sulphur. We amortized such excess amount over 20 years, the expected life of the net assets contributed to this entity, as additional equity in earnings of CF Martin Sulphur in our statements of operations.
     On July 15, 2005, we acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by us. Subsequent to the acquisition, CF Martin Sulphur is included in our consolidated financial statements and in our sulfur segment.
     Goodwill. Goodwill is subject to a fair-value based impairment test on an annual basis.
     We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.
     We have performed the annual impairment tests as of September 30, 2005 for each reporting unit containing goodwill. We determined fair value in each reporting unit based on a multiple of current annual cash flows. We determined such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions. Based on these tests, we have determined that no impairment adjustments were necessary as of September 30, 2005
     Environmental Liabilities. We have historically not experienced circumstances requiring us to account for material environmental remediation obligations. If such circumstances arise, we would estimate material remediation obligations utilizing a remediation feasibility study and any other related environmental studies that we may elect to perform. We would record changes to our estimated environmental liability as circumstances change or events occur, such as the issuance of revised orders by governmental bodies or court or other judicial orders and our evaluation of the likelihood and amount of the related eventual liability.
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

     Asset Retirement Obligation. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize and measure our asset retirement obligations and the associated asset retirement cost upon acquisition of the related asset. Subsequent measurement and accounting provisions are in accordance with SFAS 143..
     Reclassifications. We converted to a new accounting system in August 2005. In connection with its system conversion, we closely examined expense classifications for the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses. As a result those expenses were set up in the new system with the new classification. Accordingly, it was necessary for us to reclassify the prior period to conform to the current presentation. The reclassifications had no impact on the prior year’s operating income or net income.
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
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $10.3 million of direct costs and expenses for the three months ended September 30, 2005 compared to $7.4 million for the three months ended September 30, 2004. We reimbursed Martin Resource Management for $28.9 million of direct costs and expenses for the nine months ended September 30, 2005 compared to $22.4 million for the nine months ended September 30, 2004. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended September 30, 2005 compared to $0.3 million for the three months ended September 30, 2004. We reimbursed Martin Resource Management for $1.0 million of indirect expenses for the nine months ended September 30, 2005 compared to $0.8 million for the nine months ended September 30, 2004. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
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
     In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 4% and 5% of our total cost of products sold for the three months ended September 30, 2005 and 2004, respectively, and approximately 5% and 6% of our total cost of products sold for the nine months ended September 30, 2005 and 2004, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling and storage, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 4% and 5% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and approximately 4% and 6% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively. We have also entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Midstream Fuel, and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
 Omnibus Agreement
     We are a party to an omnibus agreement with Martin Resource Management. In this agreement:
•	Martin Resource Management agreed to not compete with us in the terminalling, marine transportation, LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as pre-public offering litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
 Motor Carrier Agreement
     We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management, through which Martin Resource Management operates its land transportation operations. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates are subject to any adjustment to which we mutually agree or in accordance with a price index, subsequent to certain cost adjustments. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
 Other Agreements
     We are also parties to the following:
•	Specialty Petroleum Terminal Services Agreement — under which we provide terminalling and storage services to Martin Resource Management at a set rate. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement adjusted annually based on a price index.

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management had previously agreed through November 1, 2005, to use our four vessels that were not subject to term agreements in a manner such that we would receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. Effective each November 1, these agreements automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.
•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee is adjusted annually based on a price index.

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. This agreement has a three-year term, which began in December 2003, and will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. Effective each November 1, this agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The per gallon fee we charge under this agreement is adjusted annually based upon mutual agreement of the parties or in accordance with a price index.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each November 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is adjusted annually based on a price index.
     Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the use of our Stanolind terminal assets.
     Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.
 Our Relationship with CF Martin Sulphur
     Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter had an unlimited term but could have been cancelled by CF Martin Sulphur upon 90 days notice. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As of July 15, 2005, our aggregate reimbursement liability would have been approximately $1.5 million. This amount decreased by approximately $300,000 annually based on an amortization rate. As a result of the July 15, 2005 acquisition of all of the outstanding interests in CF Martin Sulphur not owned by us, this contingent obligation has been terminated.
     Prior to our purchase of the interest in CF Martin Sulphur not owned by us, revenues from our relationship with CF Martin Sulphur accounted for approximately 3% and 17% of our total marine transportation revenues for the three months ended September 30, 2005 (July 1 through July 14) and 2004, respectively, and approximately 12% and 17% of our total marine transportation for the nine months ended September 30, 2005 (January 1 through July 14) and 2004, respectively. In addition, we purchased all our sulfur from CF Martin Sulphur at its cost under a sulfur supply contract. This agreement had an annual term, which was renewable for subsequent one-year periods.

     Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. CF Martin Sulphur is managed by its general partner who was jointly owned and controlled by CF Industries and Martin Resource Management. Martin Resource Management also conducted the day-to-day operations of CF Martin Sulphur under a long-term services agreement.
     On July 15, 2005, we acquired all of the outstanding limited partnership interests in CF Martin Sulphur not owned by us, from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18.9 million. In connection with the acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we control the management of CF Martin Sulphur and conduct its day to day operations. Subsequent to the acquisition, CF Martin Sulphur became a wholly-owned subsidiary which is included in our consolidated financial statements and in our sulfur segment.
 Results of Operations
     The results of operations for the three months and nine months ended September 30, 2005 and 2004 have been derived from our consolidated and condensed financial statements.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and nine months ended September 30, 2005 and 2004. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Operating income:
Terminalling and storage	$1,821	$1,768	$6,274	$4,534
Marine transportation	450	1,052	2,465	4,118
LPG distribution	2,663	1,154	4,675	1,961
Sulfur	1,794	—	1,991	—
Fertilizer	561	(204)	1,924	997
Indirect selling, general and administrative expenses	(856)	(697)	(2,524)	(1,934)

Operating income	$6,433	$3,073	$14,805	$9,676

Equity in earnings of unconsolidated subsidiaries	$27	$(359)	$222	$532
     Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.
 Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Our total revenues were $112.8 million for the three months ended September 30, 2005 compared to $72.2 million for the three months ended September 30, 2004, an increase of $40.6 million, or 56%. Our cost of products sold was $87.8 million for the three months ended September 30, 2005 compared to $56.0 million for the three months ended September 30, 2004, an increase of $31.8 million, or 57%. Our total operating expenses were $13.4 million for the three months ended September 30, 2005 compared to $9.0 million for the three months ended September 30, 2004, an increase of $4.4 million, or 49%.

     Our total selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2005 compared to $1.7 million for the three months ended September 30, 2004, an increase of $0.1 million, or 6%. Total depreciation and amortization was $3.3 million for the three months ended September 30, 2005 compared to $2.4 million for the three months ended September 30, 2004, an increase of $0.9 million, or 38%. Our operating income was $6.4 million for the three months ended September 30, 2005 compared to $3.1 million for the three months ended September 30, 2004, an increase of $3.3 million, or 106%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment.
     The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues:
Services	$5,782	$5,194
Products	2,320	2,059

Total revenues	8,102	7,253
Cost of products sold	1,950	1,668
Operating expenses	3,206	2,494

Operating margin	2,946	3,091
Selling, general and administrative expenses	29	252
Depreciation and amortization	1,096	1,071

Operating income	$1,821	$1,768

     Revenues. Our terminalling and storage revenues increased $0.8 million, or 12%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily due to increased sales and terminal throughput volumes at both our full service and our fuel and lubricant terminals. These terminals accounted for an increase of $0.5 million in service revenues and $0.3 million in products revenue.
     Cost of products sold. Our cost of products sold increased $0.3 million, or 17%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was a result of increases in the price paid for lubricants in the third quarter of 2005 compared to the third quarter of 2004.
     Operating expenses. Operating expenses increased $0.7 million, or 29%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily the result of our recognition of a $0.6 million estimated loss during the third quarter of 2005, which approximates our hurricane deductibles under our applicable insurance policies. These losses were a result of Hurricanes Katrina and Rita. We experienced flood damage at six of our terminals and wind damage at three other terminal locations. In connection with such casualty losses, we recorded a $1.2 million non-cash impairment charge, which equaled the net book value of the damaged assets, and a corresponding receivable for the expected recovery under our applicable insurance policies, thus resulting in no financial statement impact.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 88%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This decrease was a result of recovering a previously written off bad debt of $0.1 million in the third quarter of 2005. We had charged off this bad debt to expense in the third quarter of 2004.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
     In summary, our terminalling and storage operating income increased $0.1 million, or 3%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Marine Transportation Segment.
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$8,578	$8,394
Operating expenses	6,889	6,208

Operating margin	1,689	2,186
Selling, general and administrative expenses	2	62
Depreciation and amortization	1,237	1,072

Operating income	$450	$1,052

     Revenues. Our marine transportation revenues increased $0.2 million or 2%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Our inland marine assets, coupled with leased inland marine assets, generated an additional $1.7 million in revenue due to stronger customer demand, higher equipment utilization and charging our inland customers the increase in our fuel costs. Partially offsetting inland revenue increase was a $0.2 million decrease in offshore revenues as a result of decreased utilization. Because the majority of our inland equipment is on time charter, the impact of Hurricanes Katrina and Rita was minor.
     Intersegment sales of $1.2 million from our marine transportation segment to our sulfur segment were eliminated, reducing reported marine transportation revenue by this amount. Our sulfur segment accounted for these costs in operating expense. This intersegment charge has been eliminated from our sulfur segment’s operating expenses. Prior to July 15, 2005, we owned an unconsolidated, non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. As of July 15, 2005, CF Martin is now one of our wholly-owned subsidiaries. As a result, all intercompany transactions are eliminated in consolidation.
     Operating expense. Operating expenses increased $0.7 million, or 11%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. This increase was primarily a result of increased operating costs, including leased inland equipment and fuel expenses.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 97%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This decrease was a result of recovering a bad debt in the third quarter of 2005 that was previously written off.
     Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 15%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily a result of maintenance capital expenditures made in the last 12 months.
     In summary, our marine transportation operating income decreased $0.6 million, or 57%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Without the new intersegment revenue elimination with our sulfur segment, operating income would have increased $0.6 million, or 54%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
LPG Distribution Segment.
     The following table summarizes our results of operations in our LPG distribution segment.

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$71,732	$51,527
Cost of products sold	68,140	49,697
Operating expenses	591	310

Operating margin	3,001	1,520
Selling, general and administrative expenses	283	339
Depreciation and amortization	55	27

Operating income	$2,663	$1,154

LPG Volumes (gallons)	58,287	53,738

     Revenues. Our LPG distribution revenues increased $20.2 million, or 39%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Our average sales price increased 28% for the third quarter of 2005 compared to the third quarter of 2004. This increase was due to a general increase in the price of LPG’s. Sales volume increased 8% as a result of increased demand from both industrial customers and retail propane customers.
     Cost of products sold. Our cost of products sold increased $18.4 million, or 37%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was less than our increase in LPG revenues, as we were able to increase our per gallon margins. Much of this margin increase was the result of rapid LPG price increases that occurred in the third quarter of 2005. These rapid price increases were the result of Hurricanes Katrina and Rita.
     Operating expense. Operating expense increased $0.3 million, or 91%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily a result of our East Texas pipeline acquisition which occurred in January 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
     Depreciation and amortization. Depreciation and amortization were approximately the same for both three months periods.
     In summary, LPG distribution operating income increased $1.5 million, or 131%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
Sulfur Segment.
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$16,803	$—
Cost of products sold	11,331	—

Operating margin	5,472	—
Operating expenses	2,737	—
Selling, general and administrative expenses	299	—
Depreciation and amortization	642	—

Operating income	$1,794	$—

Sulfur Volumes (tons)	250.3	—

     Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller at our Neches terminal. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulfur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated non- controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. CF Martin Sulphur is now a wholly-owned subsidiary of the Partnership. As a result, all intercompany transactions are eliminated in consolidation.

     Intersegment expense of $1.2 million, which is the charge from our marine transportation segment to our sulfur segment for the charter of one offshore tug/barge tanker unit, was eliminated from our sulfur segment’s operating expenses.
Fertilizer Segment.
     The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$7,565	$5,016
Cost of products sold	6,343	4,589

Operating margin	1,222	427
Selling, general and administrative expenses	379	397
Depreciation and amortization	282	234

Operating income	$561	$(204)

Fertilizer Volumes (tons)	26.1	25.8

     Revenues. Our fertilizer business revenues increased $2.5 million, or 51%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Our sales volume increased by only 1%, but our sales price per ton increased 49% as a result of selling our premium priced products in the third quarter of 2005. These premium product sales occurred in the third quarter due to the timing of our customer’s demand. In 2004, these sales of premium priced products occurred in the fourth quarter.
     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $1.8 million, or 38%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was a result of a 1% increase in sales volume, coupled with a 22% increase in the cost per ton of products sold. These increases were primarily a result of selling our higher priced premium products in the third quarter of 2005.
     Selling, general and administrative. Selling, general and administrative expenses were approximately the same for both three months periods.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
     In summary, our fertilizer income increased $0.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
 Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Our total revenues were $293.8 million for the nine months ended September 30, 2005 compared to $202.5 million for the nine months ended September 30, 2004, an increase of $91.3 million, or 45%. Our cost of products sold was $232.1 million for the nine months ended September 30, 2005 compared to $156.9 million for the nine months ended September 30, 2004, an increase of $75.2 million or 48%. Our total operating expenses were $32.8 million for the nine months ended September 30, 2005 compared to $25.0 million for the nine months ended September 30, 2004, an increase of $7.8 million, or 31%.
     Our total selling, general and administrative expenses were $5.4 million for the nine months ended September 30, 2005 compared to $4.7 million for the nine months ended September 30, 2004, an increase of $0.7 million, or 15%. Total depreciation and amortization was $8.7 million for the nine months ended September 30, 2005 compared to $6.3 million for the nine months ended September 30, 2004, an increase of $2.4 million or 38%. Our operating income was $14.8 million for the nine months ended September 30, 2005 compared to $9.7 million for the nine months ended September 30, 2004, an increase of $5.1 million, or 53%.
     The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment.
     The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues:
Services	$16,858	$12,623
Products	7,114	6,063

Total revenues	23,972	18,686
Cost of products sold	5,969	4,991
Operating expenses	8,198	6,148

Operating margin	9,805	7,547
Selling, general and administrative expenses	220	396
Depreciation and amortization	3,311	2,617

Operating income	$6,274	$4,534

     Revenues. Our terminalling and storage revenues increased $5.3 million, or 28%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was due to additional revenue generated from the terminal assets we acquired from Neches in June 2004. These assets contributed additional revenue of $2.1 million for the first nine months of 2005 compared to the first nine months of 2004. We also experienced increased terminal volume throughput and increased pricing, primarily at both of our full service and our fuel and lubricants terminals. These terminals accounted for an increase of $2.0 million in service revenues and $1.1 million in products revenue.
     Cost of products sold. Our cost of products increased $1.0 million, or 20%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was a result of increases in the price paid for lubricants for the first nine months of 2005 compared to the same period in 2004.
     Operating expenses. Operating expenses increased $2.1 million, or 33%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Of this increase, $1.4 million was a result of the additional operating expenses for the Neches terminal asset acquisition. Also included in this increase is our recognition of a $0.6 million estimated loss during the third quarter of 2005, which approximates our hurricane deductibles under our applicable insurance policies. These losses were a result of Hurricanes Katrina and Rita. We experienced flood damage at six of our terminals and wind damage at three other terminal locations. In connection with such casualty losses, we recorded a $1.2 million non-cash impairment charge, which equaled the net book value of the damaged assets, and a corresponding receivable for the expected recovery under our applicable insurance policies, thus resulting in no financial statement impact.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 44%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was primarily a result of net bad debt recoveries experienced in the first nine months of 2005 compared to net bad debt expense incurred in the first nine months of 2004.
     Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 26%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily a result of the Neches terminal asset acquisition.
     In summary, terminalling and storage operating income increased $1.7 million, or 38%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Marine Transportation Segment.
     The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$26,634	$25,079
Operating expenses	20,288	17,977

Operating margin	6,346	7,102
Selling, general and administrative expenses	215	118
Depreciation and amortization	3,666	2,866

Operating income	$2,465	$4,118

     Revenues. Our marine transportation revenues increased $1.6 million, or 6%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Our inland marine assets, coupled with leased inland marine assets, generated an additional $3.2 million in revenue due to stronger customer demand, higher equipment utilization, and charging our inland customers the increase in our fuel costs. Partially offsetting this inland revenue increase was a $0.3 million decrease in offshore revenues as a result of decreased utilization. Because the majority of our inland equipment is on time charter, the impact of Hurricanes Katrina and Rita was minor.
     Intersegment sales of $1.2 million from our marine transportation segment to our sulfur segment were eliminated, reducing reported marine transportation revenue by this amount. Our sulfur segment accounted for these costs in operating expense. This intersegment charge has been eliminated from our sulfur segment’s operating expenses. Prior to July 15, 2005, we owned an unconsolidated, non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. As of July 15, 2005, CF Martin is now one of our wholly-owned subsidiaries. As a result, all intercompany transactions are eliminated in consolidation.
     Operating expenses. Operating expenses increased $2.3 million or 13%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was a result of increased operating costs, including leased operating equipment and fuel expenses.
     Selling, general and administrative costs. Selling, general and administrative expenses increased $0.1 million, or 82%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 28%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was due primarily to maintenance capital expenditures made in the last 12 months.
     In summary, our marine transportation operating income decreased $1.7 million, or 40%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Without the new intersegment revenue eliminations resulting from the establishment of our sulfur segment, operating income would have only decreased $0.5 million, or 12%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

LPG Distribution Segment.
     The following table summarizes our results of operations in our LPG distribution segment.

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Revenues	$199,487	$136,349
Cost of products sold	192,187	132,467
Operating expenses	1,555	870

Operating margin	5,745	3,012
Selling, general and administrative expenses	905	967
Depreciation and amortization	165	84

Operating income	$4,675	$1,961

LPG Volumes (gallons)	185,927	160,691

     Revenues. Our LPG distribution revenues increased $63.1 million, or 46%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Our average sales price increased 26% for the first nine months of 2005 compared to the first nine months of 2004. This increase was due to a general increase in the prices of LPG’s. Sales volume increased 16% as a result of increased demand for both industrial customers and retail propane customers.
     Cost of products sold. Our cost of products sold increased $59.7 million, or 45%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was less than our increase in LPG revenues, as we were able to increase our per gallon margins. Much of this margin increase was the result of rapid LPG price increases that occurred in the third quarter of 2005. These rapid price increases were the result of Hurricanes Katrina and Rita.
     Operating expenses. Operating expenses increased $0.7 million, or 79%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily a result of our East Texas pipeline acquisition which occurred in January 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 6%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 49%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily a result of our East Texas pipeline acquisition which occurred in January 2005.
     In summary, our LPG distribution operating income increased $2.7 million, or 138%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Sulfur Segment.
     The following table summarizes our results of operations in our sulfur segment.

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Revenues	$17,743	$—
Cost of products sold	12,030	—

Operating margin	5,713	—
Operating expenses	2,737	—

Selling, general and administrative expenses	299	—

Depreciation and amortization	686	—

Operating income	$1,991	$—

Sulfur Volumes (tons)	261.0	—

     Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulfur have been included in the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. CF Martin Sulphur is now a wholly-owned subsidiary of the Partnership. As a result, all intercompany transactions are eliminated in consolidation.
     Intersegment expense of $1.2 million, which is the charge from our marine transportation segment to our sulfur segment for the charter of one offshore tug/barge tanker unit, was eliminated from our sulfur segment’s operating expenses.
Fertilizer Segment.
     The following table summarizes our results of operations in our fertilizer segment.

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Revenues	$25,980	$22,397
Cost of products sold and operating expenses	21,955	19,434

Operating margin	4,025	2,963
Selling, general and administrative expenses	1,257	1,257
Depreciation and amortization	844	709

Operating income	$1,924	$997

Fertilizer Volumes (tons)	112.7	118.9

     Revenues. Our fertilizer revenues increased $3.6 million, or 16%, for the nine months September 30, 2005 compared to the nine months ended September 30, 2004. Our sales price per ton increased 22% as a result of selling our higher priced premium products in the third quarter of 2005. In 2004, these sales were made in the fourth quarter. Also, we were able to pass through increased raw material costs, contributing to our sales price per ton increase. These price increases were partially offset by a 5% decrease in volume sold. Unfavorable weather conditions in some of our marketing areas contributed to this volume decrease.
     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $2.5 million, or 13%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was due to a 19% increase in our cost per ton of products sold. This increased cost per ton was a result of selling our higher cost premium products and also a result of price increases of our raw materials. We experienced a 5% decrease in volume sold, which partially offset this increase in our cost per ton of fertilizer products sold.
     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both nine month periods.
     Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 19%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
     In summary, our fertilizer operating income increased $0.9 million, or 93%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
 Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of products sold	78%	77%	79%	77%
Operating expenses	13%	12%	11%	12%
Selling, general and administrative expenses	1%	2%	2%	2%
Depreciation and amortization	3%	3%	3%	3%
      Equity in Earnings of Unconsolidated Entities
For the three and nine months ended September 30, 2005 and 2004, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur until the acquisition of the interest therein not owned by us on July 15, 2005. Equity in earnings of unconsolidated entities for the period July 1, 2005 through July 14, 2005 increased by $0.4 million or 108%, from the three months ended September 30, 2004. Equity in earnings of unconsolidated entities for the period January 1, 2005 through July 14, 2005 decreased $0.2 million or 58%, from the nine months ended September 30, 2004.
     On July 15, 2005, we acquired all of the outstanding partnership interest in CF Martin Sulphur not owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18.8 million. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is a wholly-owned subsidiary and is included in our consolidated financial statements and in our sulfur segment.
     Prior to July 15, 2005, equity in earnings of CF Martin Sulfur included amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.0 million for the period July 1, 2005 through July 14, 2005 compared to $0.1 million for the three months ended September 30, 2004 and $0.3 million for the period January 1, 2005 through July 14, 2005 compared to $0.4 million for the nine months ended September 30, 2004.
Interest Expense
     Our interest expense for all operations was $1.6 million for the three months ended September 30, 2005 compared to the $0.9 million for the three months ended September 30, 2004, an increase of $0.8 million, or 87%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the third quarter of 2005 compared to the same period in 2004.
     Our interest expense for all operations was $3.8 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004, and increase of $1.5 million, or 64%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first nine months of 2005 compared to the first nine months in 2004.
Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $0.9 million for the three months ended September 30, 2005 compared to $0.7 for the three months ended September 30, 2004, and increase of $0.2 million or 23%. The increase was primarily due to an overall increase in professional fees.
     Indirect selling, general and administrative expenses were $2.5 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004, an increase of $0.6 million or 31%. The increase was primarily due to increased overhead allocation from Martin Resource Management, increased costs related to implementation of procedures under the Sarbanes-Oxley and costs related to potential acquisitions which failed to materialize.
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

Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under our omnibus agreement with Martin Resource Management, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions, including the Tesoro Marine acquisition. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for both the three months ended September 30, 2005 and 2004. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.9 million for the nine months ended September 30, 2005 compared to $0.8 million for the nine months ended September 30, 2004.
    Liquidity and Capital Resources
        Cash Flows and Capital Expenditures
     For the nine months ended September 30, 2005, cash was unchanged as a result of $24.3 million provided by operating activities, $46.4 million used in investing activities and $22.1 million provided by financing activities. For the nine months ended September 30, 2004, cash was unchanged, as a result of $7.9 million provided by operating activities, $31.8 million provided by investing activities and $23.9 million used in financing activities.
     For the nine months ended September 30, 2005, our investing activities of $46.4 million consisted principally of capital expenditures and acquisitions. For the nine months ended September 30, 2004, our investing activities of $31.8 million consisted principally of $1.7 million of cash distributions from an unconsolidated partnership and $30.1 million of acquisitions, proceeds from sale of property, plant and equipment and capital expenditures.
     Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:
•	maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

•	expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing terminalling and storage, marine transportation, storage and manufacturing facilities, and to construct new terminalling and storage facilities, plants, storage facilities and new marine transportation assets.
     For the nine months ended September 30, 2005 and 2004, our capital expenditures for property and equipment were $36.3 million and $32.6 million, respectively.
     As to each period:
•	For the nine months ended September 30, 2005 we spent $33.1 million for expansion and $3.2 million for maintenance. Our expansion capital expenditures were made in connection with the purchase of the East Texas Pipeline, the Bay Sulfur asset acquisition, the construction of a sulfur priller at our Neches, Texas facility, the purchase of additional marine equipment and the purchase of the CF Martin Sulphur partnership interests not owned by us. Our maintenance capital expenditures were primarily made for marine equipment, including expenditures as a result of increased steel and shipyard costs, and terminal and fertilizer facilities.

•	For the nine months ended September 30, 2004 we spent $28.9 million for expansion and $3.7 million for maintenance. Our expansion capital expenditures were made in connection with the Neches and OOS terminal acquisitions. Our maintenance capital expenditures were primarily made for marine equipment, including expenditures as a result of increased steel and shipyard costs, and terminal and fertilizer facilities.
     For the nine months ended September 30, 2005, financing activities consisted of cash distributions of $14.0 million paid to common and subordinated unitholders, payment of long term debt under our credit facility of $16.3 million, payment of CF Martin Sulphur debt of $2.4 million, borrowings of long-term debt under our credit facility of $53.2 million and payment of debt issuance costs of $0.4 million. For the nine months ended September 30, 2004, financing activities consisted of cash distributions paid to common and subordinated unitholders of $12.9 million, net proceeds from a follow on equity offering of $34.8 million, payment of long term debt under our credit facility of $39.4 million and borrowings of long-term debt under our credit facility of $41.4 million.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of September 30, 2005, we had $121.0 million of outstanding indebtedness, consisting of outstanding borrowings of $88.4 million under our $120.0 million acquisition subfacility, $23.5 million under our $30.0 million working capital subfacility and $9.1 million of U.S. Government Guaranteed Ship Financing Bonds. Under the acquisition subfacility, we borrowed $3.5 million in connection with the acquisition of the East Texas Pipeline in January 2005, $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005, and $19.4 million in connection with the acquisition of the partnership interests in CF Martin Sulphur not owned by us in July 2005. In connection with the acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness.. The remaining indebtedness relates to certain financing of CF Martin Sulphur under its U.S. Government Guaranteed Ship Financing Bonds. Our credit facility requires us to redeem the U.S. Government Guaranteed Ship Financing Bonds not later than March 31, 2006. We intend to execute the redemption through borrowings under our credit facility and anticipate that we will have borrowing capacity thereunder to finance this requirement.
     In September 2004, we filed a shelf registration statement with the Securities and Exchange Commission covering the offer and sale from time to time, in our discretion and as our business circumstances and market conditions warrant, of up to $200 million of our common units, debt securities, and/or debt securities of our operating subsidiary. The nature and terms of any securities to be offered and sold under the registration statement, including the use of proceeds, will be described in related prospective supplements to be filed with the Securities and Exchange Commission from time to time.
     We believe that cash generated from operations and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures (exclusive of acquisitions including the pending Prism Gas acquisition) and scheduled debt payments for the 12-month period following this quarterly report. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Risks Related to Our Business” for a discussion of such risks.
     As discussed below, we intend to finance a portion of the estimated $96 million purchase price payable for Prism Gas through approximately $66 million in borrowings under a new credit facility which is anticipated to fund concurrently with the closing of the Prism Gas acquisition. In addition, the purchase price will be funded by $5 million previously funded by us and currently held in escrow, $15 million of new equity capital to be provided by Martin Resource Management in exchange for our newly issued common units and $10 million of our newly issued common units to be issued to certain of the sellers. The common units will be priced at $32.54 per common unit, based on the average closing price of our common units on the Nasdaq during the ten trading days immediately preceding and immediately following the date of the execution of the definitive purchase agreement.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of September 30, 2005, is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt[1]
Working capital subfacility	$23,500	$—	$23,500	$—	$—
Acquisition subfacility	88,400	—	88,400	—	—
MARAD debt[2]	9,104	582	1,164	1,164	6,194
Non-competition agreement	450	50	100	100	200
Operating leases	7,460	1,880	1,926	318	3,336
Interest expense[3]:
Working capital subfacility	3,947	1,281	2,563	103	—
Acquisition subfacility	14,586	4,735	9,470	381	—

Total contractual cash obligations	$147,447	$8,528	$127,123	$2,066	$9,730

[1]	As described elsewhere herein, we intend to incur approximately $66 million in additional borrowings under a new credit facility in connection with the anticipated acquisition of Prism Gas in mid-November 2005.

[2]	Pursuant to the terms of our credit facility, we are required to repay this indebtedness not later than March 31, 2006. We intend to do so through borrowings under our credit facility.

[3]	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
     Letter of Credit At September 30, 2005, we had outstanding irrevocable letters of credit in the amount of $2.6 million which are issued under our revolving credit facility.
     No Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
 Description of Our Credit Facility
     On October 29, 2004, we entered into a $100 million amended and restated credit facility comprised of (i) a $30.0 million working capital subfacility, including a $5.0 million letter of credit sub-limit that is used for ongoing working capital needs and general partnership purposes, and (ii) a $70.0 million acquisition subfacility that is used to finance permitted acquisitions and capital expenditures. On May 3, 2005, we increased the amount eligible for borrowing under the credit facility to $150 million comprised of (i) a $30.0 million working capital subfacility that is used for ongoing working capital needs and general partnership purposes, and (ii) a $120.0 million acquisition subfacility that is used to finance permitted acquisitions and capital expenditures.
     On August 15 and September 23, 2005 we borrowed $2.6 and $2.9 million, respectively, under the acquisition subfacility to fund the construction of a new sulfur priller at its Neches facility.
     On July 15, 2005, we borrowed $19.4 million under the acquisition subfacility to fund the acquisition of CF Martin Sulphur and to repay CF Martin Sulphur’s term debt.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     On May 3, 2005, we borrowed $5.0 million under the acquisition subfacility to fund the purchase of the operating assets of Bay Sulfur Company.
     On January 3, 2005, we borrowed $3.5 million under the acquisition subfacility to fund the purchase of a liquefied petroleum gas pipeline.
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
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facility have ranged from a low of $72.5 million to a high of $111.9 million. As of September 30, 2005, we had $3.9 million available for working capital and $31.6 million available for expansion and acquisition activities under our credit facility.
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
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $65.0 million; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0; (iii) total debt to EBITDA, pro forma for any asset acquisition, of not more than 3.5 to 1.0; (iv) current assets to current liabilities of not less than 1.1 to 1.0; and (v) an orderly liquidation value of pledged fixed assets to the aggregate outstanding principal amount of acquisition subfacility of not less than 1.5 to 1.0. We were in compliance with the debt covenants contained in credit facility for the year ended December 31, 2004 and as of September 30, 2005.
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
     We paid cash interest in the amount of $1,185 and, $577 for the three months ended September 30, 2005 and 2004, respectively, and $2,987 and, $1,331 for the nine months ended September 30, 2005 and 2004, respectively.
     In connection with our acquisition of Prism Gas (see Note 3(c)), which is expected to close in mid-November 2005, we expect to fund a portion of the estimated $96 million purchase price through approximately $66 million in borrowings under our anticipated new credit facility. In connection with the acquisition, we received a fully underwritten commitment relating to a new $95 million working capital line and up to a $130 million term loan with an optional $100 million accordion feature. This new facility is subject to customary closing conditions and will fund concurrently with the closing of the Prism Gas acquisition. In addition to funding a portion of the Prism Gas purchase price, the new facility will replace our existing credit facility. The new facility will be secured by substantially all of our assets, including, without limitation, inventory, accounts, receivables, vessels, equipment and fixed assets.

     Other Obligations
     In connection with the acquisition of partnership interests in CF Martin Sulphur not owned by us, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. Of the $11.5 million of indebtedness we assumed, $9.4 million of it relates to U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021. The outstanding balance as of September 30, 2005 was $9.1 million. These bonds are payable in equal semi-annual installments of $291, and are secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to our credit facility that we entered into in connection with the acquisition of CF Martin Sulphur, we are obligated to repay these bonds by March 31, 2006.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, marine transportation and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2005 and 2004. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2005 or 2004. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
•	certain potential environmental liabilities associated with the assets it contributed to us relating to events or conditions that occurred or existed before the closing of our initial public offering in November 2002, and

•	any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.
Risks Relating to Our Business
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
Adverse weather conditions, including droughts, hurricanes, tropical storms and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.
     Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our terminal and storage and marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our terminalling segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.
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
     Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of hydrocarbon products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:
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
     We purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oil, LPGs, asphalt and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. Since the closing of the Tesoro Marine asset acquisition, we and our affiliates also distribute and market lubricants. We also generate revenues through the terminalling of certain products for third parties. The price and market value of hydrocarbon products and by-products can be volatile. Our revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
Increasing energy prices could adversely affect our results of operations.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Restrictions in our credit facility may prevent us from making distributions to our unitholders.
     Our indebtedness and the payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default under any of our debt agreements. Our leverage and various limitations in our credit facility may reduce our ability to incur additional debt, engage in some transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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
Our recent and future acquisitions may not be successful, may substantially increase our indebtedness and contingent liabilities, and may create integration difficulties.
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
Demand for our terminalling and storage services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.
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
     We expect levels of offshore oil and gas exploration, development and production activity to continue to be volatile and affect demand for our terminalling and storage services.
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
     Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services and products provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide terminalling and storage and marine transportation services to Martin Resource Management to support its businesses under various commercial contracts. The loss of Martin Resource Management as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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
     Our operations are dependent upon our terminalling and storage facilities and various means of transportation. We are also dependent upon the uninterrupted operations of certain facilities owned or operated by our suppliers and customers. Any significant interruption at these facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
•	catastrophic events, including hurricanes;

•	environmental remediations;

•	labor difficulties; and

•	disruptions in the supply of our products to our facilities or means of transportation.
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
     On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management and its affiliates will convert into common units on a one for one basis following our distribution of available cash on such date. Additional conversions of our outstanding subordinated units will occur following our quarterly distributions of available cash provided that certain distribution thresholds are met by us.
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
     In order to comply with Section 404 of the Sarbanes-Oxley Act, we periodically document and test our internal control procedures. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to address in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for LPGs. We also incur, to a lesser extent, risks related to interest rate fluctuations. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we intend to initiate hedging activities with respect to commodity price risks, which arrangements will be detailed in our subsequent filings with the SEC.
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

Consequently, sudden and sharp decreases in the wholesale cost of LPGs could reduce our gross profits. We attempt to minimize our exposure to market risk by maintaining a balanced inventory position by matching our physical inventories and purchase obligations with sales commitments. Subject to our plans in connection with the Prism Gas acquisition, we have not historically acquired and held inventory or derivative financial instruments for the purpose of speculating on price changes that might expose us to indeterminable losses.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a floating interest rate of 6.27% as of November 9, 2005. We had a total of $115.4 million of indebtedness outstanding under our credit facility at November 9, 2005. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.2 million annually.
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
     As previously disclosed, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified deficiencies, including significant deficiencies, none of which, singularly or in the aggregate, rose to the level of a material weakness. In response to those deficiencies, we identified the steps necessary to correct those deficiencies and we have implemented or are in the process of implementing corrective actions as described in this section. In connection with these corrective actions, we implemented a newly acquired accounting software package, which became fully operational in August 2005. This software will assist us in improving our controls with respect to certain deficiencies identified in our information technology controls. Included in this process is the implementation of additional security measures with respect to our information technology systems. In addition, during the period covered by this report, we strengthened our approval processes with respect to wire transfers and employee time reporting. to require additional management oversight in both cases. Other than the items noted above, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Martin Midstream Partners L.P.
By:	Martin Midstream GP LLC
Its General Partner

Date: November 9, 2005	By:	/s/ Ruben S. Martin
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

10.5
Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and Martin Gas Sales LLC (“MGSLLC”) (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

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

10.9
Marine Fuel Agreement dated November 1, 2002, by and between Martin Fuel Service LLC (“MFSLLC”) and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

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

10.20
Purchase Agreement, dated as of September 6, 2005, among Martin Operating Partnership L.P., Prism Gas Systems I, L.P., Natural Gas Partners V, L.P., Robert E. Dunn, William J. Diehnelt, Gene A. Adams, Philip D. Gettig, Sharon L. Taylor and Scott A. Southard (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 6, 2005, and incorporated herein by reference).

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