Form 10-K
period 2005-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2006-03-14
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of June 30, 2005, 4,222,500 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $129,162,155. There were 9,282,652 of the registrant’s common units and 3,402,690 of the registrant’s subordinated units outstanding as of March 13, 2006.
     DOCUMENTS INCORPORATED BY REFERENCE:   None.

 i

PART I
Item 1. Business
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:
•	Terminalling and storage services for petroleum products and by-products

•	Natural gas gathering, processing and LPG distribution

•	Marine transportation services for petroleum products and by-products

•	Sulfur gathering, processing and distribution

•	Fertilizer manufacturing and marketing
     The petroleum products and by-products we collect, transport, store and market are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. We operate primarily in the Gulf Coast region of the United States. This region is a major hub for petroleum refining, natural gas gathering and processing and support services for the exploration and production industry.
     We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns approximately 37.2% of our limited partnership interests. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
     Martin Resource Management has operated our business for several years. Martin Resource Management began operating our natural gas/LPG services business in the 1950s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.
Primary Business Segments
Our primary business segments can be generally described as follows:
•	Terminalling and Storage. We own or operate 16 marine terminal facilities and two inland terminal facilities located in the United States Gulf Coast region that provide storage and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil.

•	Natural Gas/LPG Services. Through our acquisition of Prism Gas Systems I, L.P. (“Prism Gas”), we have ownership interests in over 330 miles of natural gas gathering pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana and the Texas Gulf Coast and in offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity processing plant located in East Texas. In addition to our newly acquired natural gas gathering and processing business, we distribute LPGs. We purchase LPGs primarily from oil refiners and natural gas processors. We store LPGs in our supply and storage facilities for resale to propane retailers, refineries and industrial LPG users in Texas and the Southeastern United States. We own three LPG supply and storage facilities with an aggregate above ground storage capacity of approximately 132,000 gallons and we lease approximately 72 million gallons of underground storage capacity for LPGs.
•	Marine Transportation. We own a fleet of 36 inland marine tank barges, 17 inland pushboats and three offshore tug barge units and one additional offshore barge that transport petroleum products and by-products primarily in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts.

•	Sulfur. We gather, process and distribute sulfur predominately produced by oil refineries primarily located in the United States Gulf Coast region. We process molten sulfer into prilled, or pelletized, sulfur under fee-based volume contracts at our facility in Port of Stockton, California. In December 2005, we completed the construction of an additional sulfur priller at our Neches terminal in Beaumont, Texas. In July 2005, we acquired the remaining interests in CF Martin Sulphur L.P. (“CF Martin Sulphur”) not previously owned by us. CF Martin Sulphur gathers, transports and stores molten sulfur supplied by oil refineries.

•	Fertilizer. We own and operate six fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah.
     2005 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of the Texan, Ponciana and M450. In January 2006, we acquired the Texan, an offshore tug, and the Ponciana, an offshore LPG barge, for $5.9 million from Martin Resource Management. In February 2006 we acquired the M450, an offshore barge, for $1.6 million from a third party.
     A & A Fertilizer. On December 13, 2005, we acquired the operating assets of A & A Fertilizer, Ltd. (“A & A Fertilizer”) from an unrelated third party for $5.7 million. We use these assets, which are located in Beaumont, Texas, to manufacture fertilizer products, and these assets are included in our fertilizer segment. We used a portion of the net proceeds from our January 17, 2006 follow-on public offering to repay indebtedness borrowed under our revolving credit facility to complete this acquisition.
     Prism Gas Acquisition. In November 2005, we acquired Prism Gas. The selling parties in this transaction were Natural Gas Partners V, L.P. and certain members of the Prism Gas management team. The purchase price was funded by $63.1 million in borrowings under our credit facility, $5.0 million in a previously funded escrow account, $15.5 million in new equity capital provided by Martin Resource Management, $9.6 million in seller financing through the issuance of 756,480 common units, and $0.8 million in capital provided by Martin Resource Management for acquisition costs and to maintain its 2% general partner interest in us. The final purchase price was $93.9 million. See “Business – Natural Gas/LPG Services Segment – Prism Gas Acquisition”.
     CF Martin Sulphur Acquisition. On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18.9 million. In connection with the acquisition, we assumed $11.5 million in debt of which we promptly repaid $2.1 million. The assumed debt included $9.1 million of the U.S. Government Guaranteed Ship Financing Bonds due 2021. These bonds were redeemed on March 6, 2006 with available cash and borrowings from our revolving credit facility. At that time, we also paid a related $1.2 million pre-payment premium. Prior to this transaction, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is consolidated within our sulfur segment. CF Martin aggregates, transports, stores and distributes molten sulfur supplied primarily by oil refineries.
     Bay Sulfur Asset Acquisition. On April 20, 2005, we acquired the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5.9 million. We use the assets acquired to process molten sulfur into pellets. These assets are included in our sulfur segment.
     LPG Pipeline Purchase. On January 3, 2005, we acquired an LPG pipeline located in East Texas from an unrelated third party for $3.8 million. We use the pipeline, which spans approximately 200 miles, from Kilgore to

Beaumont, Texas, to transport LPGs for third parties and our own account. These assets are included in our natural gas/LPG services segment.
     Other Developments
     New Credit Facility. In connection with the Prism Gas acquisition, we entered into a $225.0 million multi-bank credit facility. The credit facility is comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes and to finance permitted investments, acquisitions and capital expenditures. On November 10, 2005, we borrowed $130.0 million under the term loan facility and $52.2 million under the revolving credit facility to repay preexisting indebtedness under our prior credit facility and to fund a portion of the purchase price paid in the Prism Gas acquisition described above. On December 13, 2005, we borrowed $5.7 million under the revolving credit facility to fund the purchase price paid in the A & A Fertilizer acquisition as described above. We used a portion of the net proceeds from our public offering described below to repay $62.0 million in revolving credit facility indebtedness which included borrowing for working capital and indebtedness incurred in connection with the Prism Gas and the A & A Fertilizer acquisitions.
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2005 of $0.61 per common and subordinated unit on January 5, 2006, reflecting an increase of $0.04 per unit over the quarterly distribution paid in respect of the third quarter of 2005. The distribution represents our third distribution increase since the distribution paid in respect of the fourth quarter of 2004. The new distribution represents a 14% increase when compared to the distribution paid in respect of the fourth quarter of 2004.
     Conversion of Subordinated Units. On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management, the owner of our general partner, converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
     Hurricanes. During the third quarter of 2005, several of our facilities in the United States Gulf Coast region were in the path of Hurricanes Katrina and Rita. We experienced damage to minor buildings and tanks at our Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind facilities, which resulted in an accrual of a non-cash impairment charge of $1.2 million equal to the net-book value of the damaged assets and a corresponding receivable for the expected recovery under our applicable insurance polices. We also recognized a loss of $0.7 million during 2005 equal to the applicable deductible under these insurance policies. The damage from the hurricanes did not have a material impact on our business.
     Public Offering. In January 2006, we completed a follow-on public offering of 3,450,000 common units, resulting in proceeds of $95.4 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $2.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. Of the net proceeds, $62.0 million was used to pay then current balances under our revolving credit facility and $7.5 million was used to fund a portion of the redemption price for our U.S. Government Guaranteed Ship Financing Bonds. The remainder of the net proceeds has been or will be used to fund future organic growth projects.
Business Strategy
The key components of our business strategy are to:
•	Pursue Strategic Acquisitions. We monitor the marketplace to identify and pursue accretive acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow. We believe that our diversified base of operations provides multiple platforms for strategic growth through acquisitions.

•	Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in new or existing areas of operation that will allow us to leverage our existing market position, increase the distributable cash flow from our existing assets through improved utilization and efficiency, and leverage our existing customer base.

•	Pursue Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. We seek to identify and pursue opportunities to expand our customer base across all of our business segments. We generally begin a relationship with a customer by transporting or marketing a limited range of products and services. We believe expanding our customer base and our service and product offerings to existing customers is the most efficient and cost effective method of achieving organic growth in revenues and cash flow. We believe significant opportunities exist to expand our customer base and provide additional services and products to existing customers.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost associated with penetration of such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream service providers such as us to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such alliances would expand our business relationships with our customers and suppliers. We intend to pursue strategic alliances with customers in the future.
Competitive Strengths
     We believe we are well positioned to execute our business strategy because of the following competitive strengths:
•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distributions and other midstream services for petroleum products and by-products.

•	Strategically Located Assets. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the United States Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the United States Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas gathering and processing assets are focused in areas that have continued to experience high levels of drilling activity and natural gas production.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain petroleum products and by-products with unique requirements for transportation and storage, such as molten sulfur and asphalt. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Ability to Grow Our Natural Gas Gathering and Processing Services. We believe that, with our recent acquisition of Prism Gas, we have opportunities for organic growth in our natural gas gathering and processing operations through increasing fractionation capacity, pipeline expansions, as well as new pipeline construction.

•	Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have, on average, more than 25 years of experience in the industries in which we operate. Further, these individuals have been employed by Martin Resource Management, on average, for more than 22 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies.
•	Strong Industry Reputation and Established Relationships With Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Flexibility. We believe the borrowings available under our credit facility and our ability to issue additional partnership units provide us with the financial flexibility necessary to enable us to pursue expansion and acquisition opportunities.
Terminalling and Storage Segment
     Industry Overview. The United States petroleum distribution system moves petroleum products and by-products from oil refinery and natural gas processing facilities to end users. This distribution system is comprised of a network of terminals, storage facilities, pipelines, tankers, barges, rail cars and trucks. Terminals play a key role in moving these products throughout the distribution system by providing storage, blending and other ancillary services.
     In the 1990’s, the petroleum industry entered a period of consolidation. Refiners and marketers developed large-scale, cost-efficient operations resulting in several refinery acquisitions, combinations, alliances and joint ventures. This consolidation resulted in major oil companies integrating the various components of their businesses, including terminalling and storage. However, major integrated oil companies later concentrated their focus and resources on their core competencies of exploration, production, refining and retail marketing and examined ways to lower their distribution costs. Additionally, the Federal Trade Commission required some divestitures of terminal assets in markets in which merged companies, alliances and joint ventures were regarded as having excessive market power. As a result of these factors, oil and gas companies began to increasingly rely on third parties such as us to perform many terminalling and storage services.
     Although many large energy and chemical companies own terminalling and storage facilities, these companies also use third party terminalling and storage services. Major energy and chemical companies typically have a strong demand for terminals owned by independent operators when such terminals are strategically located at or near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of lack of capacity, the nature of the stored material or specialized handling requirements.
     The Gulf Coast region is a major hub for petroleum refining. Approximately two-thirds of United States refining capacity expansion in the 1990s occurred in this region. Growth in the refining and natural gas processing industries has increased the volume of petroleum products and by-products that are transported within the Gulf Coast region, which consequently has increased the need for terminalling and storage services.
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
     Marine Terminals. We own or operate 16 marine terminals along the Gulf Coast from Tampa, Florida to Corpus Christi, Texas. Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. Further, the location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of petroleum products and by-products. We developed our terminalling and storage assets by acquiring existing terminalling and storage facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our petroleum product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities, streamline their operations and customize and upgrade them as part of our growth strategy. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

     We are one of the largest operators of marine service terminals in the Gulf Coast region. These terminals are used to distribute and market lubricants and the full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies such as drilling mud companies, marine transportation companies, and offshore construction companies. Shore bases typically provide logistical support including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. We also generate revenues through the distribution and marketing of lubricants. Lubricants are used in the operation of offshore drilling rigs, offshore production and transmission platforms, and various ships and equipment engaged in marine transportation. In addition, Martin Resource Management, through contractual arrangements, pays us for terminalling and storage of fuel oil at these terminal facilities.
     Our 16 marine terminals are divided generally into three classes of terminals: (i) full service terminals, (ii) fuel and lubricant terminals and (iii) specialty petroleum terminals.
     Full Service Terminals. We own or operate seven full service terminals. These terminal facilities distribute and market lubricants and provide storage and handling services for fuel oil. The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling mud manufacturers to manufacture and sell drilling mud to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling mud companies, marine transportation companies, and offshore construction companies.
     The following is a summary description of our seven full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	14	57,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	10	37,400 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	18,100 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	7	33,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	19,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2010 and can be extended by us through January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2009 and can be extended by us through March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be renewed by us through September 2036.

(4)	This terminal is located on land owned by third parties and leased under leases that expire between March 2007 and June 2017.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2008 and can be extended by us through February 2013.
     Fuel and Lubricant Terminals. We own or operate five lubricant and fuel oil terminals, which we acquired in the Tesoro Marine asset acquisition. These terminals are located in the Gulf Coast region and provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals.

     The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1)	Berwick, Louisiana	4	24,900 Bbls.
Intra-Coastal City(2)	Intra-Coastal City, Louisiana	17	34,300 Bbls.
Fourchon(3)	Fourchon, Louisiana	7	30,100 Bbls.
Venice(4)	Venice, Louisiana	1	7,200 Bbls.

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2007 and can be extended by us through September 2017.

(2)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in December 2006 and can be extended by us through December 2009.

(3)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in March 2007.

(4)	This terminal is currently out of service as a result of Hurricane Katrina.
     Specialty Petroleum Terminals. We own or operate four terminal facilities providing storage and handling services for some or all of the following: asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.5 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority and leased to us under a 10-year lease that expires on December 15, 2006. We are currently negotiating an extension of the Tampa Port Authority lease for 15-20 years. Our Stanolind terminal is located on approximately 11 acres of land owned by Martin Resource Management and us and located on the Neches River in Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas.
     At our Tampa, Neches and Stanolind terminals, our customers are primarily large oil refining and natural gas processing companies. We charge a fixed monthly fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. At our Ouachita County terminal, Cross Oil Company operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.
     The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks(3)	Capacity	Products	Description
Tampa(1)	Tampa, Florida	7	719,000 Bbls.	Asphalt, fuel oil and sulfuric acid	Marine terminal, loading/unloading for vessels, barges and trucks
Stanolind(2)	Beaumont, Texas	2	160,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, sulfuric acid and fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for vessels, barges and trucks

(1)	This terminal is located on land owned by the Tampa Port Authority and leased to us under a lease that expires in December 2006. We are currently negotiating a new lease agreement for an extension of the term for 15-20 years.

(2)	A portion of this terminal is located on land owned by Martin Resource Management and on land we own. We use marine terminal, loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

(3)	In addition to the tanks listed in the table we own one tank at our Tampa terminal and three tanks at the Stanolind terminal in connection with our sulfur business. Martin Resource Management owns two tanks at the Stanolind terminal.
     Inland Terminals. We own or operate two inland terminals. At Mont Belvieu, Texas, we own a rail unloading terminal where we unload and measure petroleum by-products and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.’s LPG fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal. In Channelview, Texas, we operate an inland terminal used for lubricant storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package, and ship our lubricants to our terminals or directly to customers.
     The following is a summary description our inland terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview(1)	Houston, Texas	10,000 sq. ft. warehouse	Lubricants	Truck loading/unloading
Mont Belvieu.	Mont Belvieu, Texas	20 rail car spaces	Propane-propylene mix	Rail car unloading

(1)	This terminal is located on land owned by a third party and leased to us under a lease that expires in May 2009 and can be extended by us to May 2014.
     Competition. We compete with independent terminal operators and major energy and chemical companies that own their own terminalling and storage facilities. We believe many customers prefer to contract with independent terminal operators rather than terminal operators owned by integrated energy and chemical companies that may have refining or marketing interests that compete with the customers.
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
     We believe we successfully compete for terminal customers because of the strategic location of our terminals along the Gulf Coast, our integrated transportation services, our reputation, the prices we charge for our services and the quality and versatility of our services. Additionally, while some companies have significantly more terminalling and storage capacity than us, not all terminalling and storage facilities located in the markets we serve are equipped to properly handle specialty products such as asphalt, sulfur or sulfuric acid. As a result, our facilities typically command higher terminal fees when compared to fees charged for terminalling and storage of other petroleum products.
     The principal competitive factors affecting our terminals which provide lubricant distribution and marketing as well as shore bases at certain terminals, are the locations of the facilities, availability of competing logistical support services, and the experience of personnel and dependability of service. The distribution and marketing of our lubricant products is brand sensitive, and we will encounter brand loyalty competition. Shore base rental contracts are generally long-term contracts and provide more protection from competition. Our primary competitors for both lubricants and shore bases include several independent operations as well as major companies that maintain their own similarly equipped marine terminals, shore bases and lubricant supply sources.
Natural Gas/LPG Services Segment
     LPG Industry Overview. LPG is a by-product of oil refining and natural gas processing. LPG consists of hydrocarbons that are vapors at normal temperatures and pressures but change to liquid at moderate pressures. The main constituent of LPG is propane, and LPG is often generally referred to as propane. Other LPG products include butanes and natural gasoline.

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
     LPG Facilities. We purchase LPGs primarily from major domestic oil refiners and natural gas processors. We transport LPGs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of LPGs, including during times of peak demand, through:
•	storage of propane purchased in off-peak months,

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management, and

•	product management expertise to obtain supplies when needed.
     The following is a summary description of our owned and leased LPG facilities:

LPG Facility(1)	Location	Capacity	Description
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution storage
	Arcadia, Louisiana(2)	65 million gallons	Underground storage
	Hattiesburg, Mississippi(3)	4.2 million gallons	Underground storage
	Mt. Belvieu, Texas(3)	2.8 million gallons	Underground storage

(1)	In addition, under a throughput agreement, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This terminal facility has a storage capacity of 330,000 gallons.

(2)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a re-determination of the lease rate for each subsequent year.

(3)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which we have renewed annually for more than 20 years.
     Our LPG customers consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2005, we sold approximately 38% of our LPG volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 62% of our LPG volume to refiners and industrial processors.
     LPG Competition. We compete with large integrated LPG producers and marketers, as well as small local independent marketers. LPGs compete primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability.
     LPG Seasonality. The level of LPG supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential and wholesale demand is highly seasonal. This imbalance causes increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. If inventories are low at the start of the winter, higher prices are more likely to occur during the winter. Additionally, abnormally cold weather can put extra upward pressure on prices during the winter because there are less readily available sources of additional supply except for imports which are less accessible and may take several weeks to arrive. General economic conditions and inventory levels have a greater impact on industrial and refinery use of LPGs than the weather.
     Although the LPG industry is subject to seasonality factors, such factors generally do not affect our natural gas/LPG services business because we do not consume LPGs. We generally maintain consistent margins in our natural gas/LPG services business because we attempt to pass increases and decreases in the cost of LPGs directly to our customers. We generally try to coordinate our sales and purchases of LPGs based on the same daily price index of LPGs in order to decrease the impact of LPG price volatility on our profitability.
     Prism Gas Acquisition. On November 10, 2005 we acquired Prism Gas. Following this acquisition, Prism Gas is operated and reported as part of our natural gas/LPG services business segment, which has been expanded to include natural gas gathering and processing as well as the LPG services business described herein.
     Prism Gas has ownership interests in over 330 miles of natural gas gathering pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity natural gas processing plant located in East Texas. The underlying assets are in two operating areas:
     East Texas
•	The East Texas area assets consist of the Waskom Processing Plant, the McLeod Gathering System and other related gathering systems (collectively known as the East Texas Gathering System).

•	Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 150 MMcfd of processing capacity with full fractionation facilities. For the year ended December 31, 2005, inlet throughput and NGL fractionation averaged approximately 160 MMcfd and 7,390 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting.

•	McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low pressure gathering system connected to the Waskom Processing Plant, providing processing and blending services for natural gas with high nitrogen and high liquids content gathered by the system. For the year ended December 31, 2005, the McLeod Gathering System gathered approximately 7 MMcfd of natural gas. Prism Gas owns a consolidated 100% interest in this system.

•	East Texas Gathering Systems — The East Texas Gathering Systems, located in Panola and Harrison Counties, Texas, are gathering systems built to deliver gas produced in these areas to market outlets. Prism Gas owns a consolidated 100% interest in this system.
     The natural gas supply for the Waskom Processing Plant, the McLeod Gathering System and the East Texas Gathering Systems is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. This formation has experienced significant levels of drilling activity in recent years with nearly 3,000 wells drilled since 1997. Improved technology, drilling applications and commodity prices have enhanced the economics of drilling in the Cotton Valley formation. This increase in drilling activity has provided us with access to newly developed natural gas supplies.
     Our primary suppliers of natural gas to the Waskom Processing Plant include BP American Production Company and Devon Energy Corporation, which collectively represented approximately 54% of the 129 MMcfd of natural gas supplied in 2004 and approximately 49% of the 160 MMcfd of natural gas supplied for the year ended December 31, 2005. A substantial portion (approximately 40%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership. We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant. The tightening of pipeline dew point specifications and access to local markets with high NGL demand has resulted in increased trucked-in NGL volumes at the Waskom Processing Plant. Prior to acquisition, the previous owner recently completed a 2,000 bpd expansion to our 7,500 bpd fractionator and a 600 bpd expansion to our 600 bpd stabilizer to provide additional capacity for this increase in trucked-in NGL volumes. We also receive natural gas at the Waskom Processing Plant from our McLeod Gathering System.
     There are currently three competing processing plants that operate within a 40-mile radius of our Waskom facility. Drilling activity in the Cotton Valley trend is moving north from the Panola-Harrison County line further into Harrison County. Our plant is the preferred gas plant for much of this new production due to its proximity to the increased drilling activity. In addition, the Waskom Processing Plant is the only plant in this area that has full fractionation capability with access to a strong local market for NGLs. Purchasers of NGLs fractionated at Waskom include Eastman Chemical Company, Aeropres Corporation and ANGUS Chemical Company. Prior to the Prism Gas acquisition, we were one of the largest purchasers of NGLs at the Waskom Processing Plant.
     The Waskom Processing Plant’s processing contracts are predominately percent-of-liquids (POL) contracts, in which we retain a portion of the NGLs recovered as a processing fee. The plant also operates under percent-of-proceeds (POP) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services. There is currently only one minor contract for processing on a keep-whole basis. We are not contractually required to process these keep-whole volumes and, therefore, only process natural gas related to this contract under profitable conditions. Prism Gas has not processed any keep-whole natural gas since May 2005, and we do not expect to process any in 2006.
     The McLeod Gathering System is a low-pressure gathering system that provides an outlet for high nitrogen and high liquids content gas. In June 2003, Prism Gas constructed a pipeline to tie the McLeod Gathering System to the Waskom Processing Plant to provide an outlet for high nitrogen gas. As a result, the majority of gas gathered on the McLeod Gathering System is transported to the Waskom Processing Plant for processing and blending. Revenue from the McLeod Gathering System is earned through gathering and compression fees and processing revenue. The processing revenue results from the difference in the processing agreements with the producers and the agreement that we have with the Waskom partnership. The processing contracts in the McLeod Gathering System are predominately percent-of-proceeds (POP) contracts. Natural gas gathered in the region surrounding the McLeod Gathering System has two primary outlets, including the Waskom Processing Plant.
     Cotton Valley wells are now being drilled in the southern area served by the McLeod Gathering System. The new Cotton Valley wells that have recently been tied into the system are percent-of-liquids (POL) contracts with a small gathering fee. These contracts are typically lower margin, higher volume contracts. In this area, competition is geographic based with the McLeod Gathering System capturing wells that are located near the system and the competitor capturing wells that are near its system.
     The East Texas Gathering System was constructed in 2004 to tie producers into Gulf South Pipeline Gathering Company’s gathering system in Panola County, Texas. These lines are sized to handle volumes that are expected to increase as producers continue to develop Cotton Valley sands in areas that were traditionally marginal. The existing East Texas Gathering System contracts are all fee-for-service contracts dependent on volumes gathered.
     Gulf Coast
•	The Gulf Coast area assets consist of the Fishhook Gathering System and the Matagorda Gathering System located offshore and onshore of the Texas Gulf Coast.

•	Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas and offshore federal waters, gathers and transports gas in both offshore and onshore areas. For the year ended December 31, 2005, the Fishhook Pipeline gathered and transported approximately 36 MMcfd of natural gas. Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC, the owner of the Fishhook Gathering System, with Panther Pipeline Ltd owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

•	Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas state waters, gathers gas in both the offshore and onshore areas. For the year ended December 31, 2005, the Matagorda Offshore Gathering System gathered approximately 15 MMcfd of natural gas. Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

     The Matagorda Offshore Gathering System and the Fishhook Gathering System gather and transport natural gas from Texas and federal waters of the Gulf of Mexico to onshore pipelines. The offshore natural gas supply for the Matagorda Offshore Gathering System is produced primarily from the Brazos Area blocks, which are near shore in the Texas state waters. Additionally, the Matagorda Offshore Gathering System includes onshore gathering in Matagorda, Wharton and Brazoria Counties. The Fishhook Pipeline gathers and transports natural gas principally from the eastern portion of the High Island Area which is further offshore.
     The Matagorda Offshore Gathering System gathers gas from producers including Noble Energy, Chroma Exploration and Production Company and Capco Resources. Contracts for the offshore portion of the Matagorda Offshore Gathering System are a combination of fixed transportation fees plus a fixed margin. The contracts for the onshore portion of the Matagorda Offshore Gathering System are under either a fixed margin or a fixed transportation fee. Most of the onshore natural gas on this system is sold to Kinder Morgan under a term contract. There is limited competition for the offshore portion of the pipeline. There are currently two pipelines situated in the offshore area but they primarily gather natural gas from wells further offshore than the Matagorda Offshore Gathering System. There are several pipelines that compete with the onshore portion of the system. These competing pipelines result in lower margins for the onshore portion of this system.
     The Fishhook Gathering System is located in federal waters offshore from Beaumont, Texas and gathers gas from producers including Forest Oil, Unocal and Seneca Resources. This area is characterized by strong drilling activity with traditionally high volume, high decline wells. Typically, two to four of these traditional wells are drilled near the Fishhook Gathering System each year. As producers drill deeper targets near the Fishhook Gathering System, we expect increased volumes to be gathered and transported through this system. Contracts on this system are 100% fee-for-service contracts with both the maximum gathering fee and the maximum transmission fee stated in Panther Interstate Pipeline Energy, LLC’s FERC Gas Tariff, on file with the FERC. There are currently two competing pipelines in the area which limit our ability to increase margins on this system. However, we believe that our existing relationships with active producers will enable us to capture additional volumes from new production in this area.
Marine Transportation Segment
     Industry Overview. The United States inland waterway system is a vast and heavily used transportation system. This inland waterway system is composed of a network of interconnected rivers and canals that serve as water highways and is used to transport vast quantities of products annually. This waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce.
     The Gulf Coast region is a major hub for petroleum refining. Approximately two-thirds of United States refining capacity expansion in the 1990s occurred in this region. The hydrocarbon refining process generates products and by-products that require transportation in large quantities from the refinery or processor. Convenient access to and use of this waterway system by the petroleum and petrochemical industry is a major reason for the current location of United States refineries and petrochemical facilities. Recent growth in refining and natural gas processing capacity has increased the volume of petroleum products and by-products transported within the Gulf Coast region, which consequently has increased the need for transportation, storage and distribution facilities.
     The marine transportation industry uses push boats and tugboats as power sources and tank barges for freight capacity. The combination of the power source and tank barge freight capacity is called a tow.
     Marine Fleet. We own a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining and natural gas processing. Our marine transportation system operates on the United States inland waterway system, primarily between domestic ports along the Gulf of Mexico Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one pushboat and one to three tank barges, depending upon the horsepower of the pushboat, the river or canal capacity and conditions, and customer requirements. Each of our offshore tows consist of one tugboat, with much greater horsepower than an inland pushboat, and one large tank barge.
     We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	15	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur(1)
Inland tank barges	21	20,000 - 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline(1)
Inland pushboats	17	800 - 1,800 horsepower	N/A
Offshore tank barges	4	40,000 bbl and 95,000 bbl	Asphalt, fuel oil and LPGs
Offshore tugboats	3	3,200 - 7,200 horsepower	N/A

(1)	One of our 15 inland tank barges with capacity of up to 20,000 bbl, and seven of our 21 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.
     Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies and Martin Resource Management. We conduct our marine transportation services under spot contracts and under term contracts that typically range from one to 12 months in length.
     In order to maintain a balance of pricing flexibility and stable cash flow, we strive to maintain an appropriate mix of spot versus term contracts, based on current market conditions. We are currently a party to a charter agreement with Martin Resource Management for the use of four of our marine vessels on a spot-contract basis subject to the availability of such vessels at the time of Martin Resource Management’s request. The fees we charge Martin Resource Management are based on the then applicable market rates we charge third parties on a spot-contract basis.
     Finally, in connection with the acquisition of marine services assets from Tesoro Marine Services, L.L.C. (“Tesoro Marine”), in December 2003 we entered into a new transportation services agreement with Martin Resource Management under which we provide marine transportation services. The hourly rate we charge under this agreement is fixed during the first year of the agreement and is adjusted annually based on a price index. This fee was determined based on comparable market rates for arms-length negotiated fees. The agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate.
     Competition. We compete primarily with other marine transportation companies. The marine barging industry has experienced significant consolidation in the past few years. The total number of tank barges and push boats that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993 and has reduced to approximately 2,800 since 1993. We believe the earlier decrease primarily resulted from:
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
     We believe we compete favorably with many of our competitors. Historically, competition within the marine transportation business was based primarily on price. However, we believe customers are placing an increased emphasis on safety, environmental compliance, quality of service and the availability of a single source of supply of a diversified package of services. In particular, we believe customers are increasingly seeking transportation vendors that can offer marine, land, rail and terminal distribution services, as well as provide operational flexibility, safety, environmental and financial responsibility, adequate insurance and quality of service consistent with the customer’s own operations and policies. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling, distribution and midstream logistical services for petroleum products and by-products.
     In addition to competitors that provide marine transportation services, we also compete with providers of other modes of transportation, such as rail tank cars, tractor-trailer tank trucks and, to a limited extent, pipelines. We believe we offer a competitive advantage over rail tank cars and tractor-trailer tank trucks because marine transportation is a more efficient, and generally less expensive, mode of transporting petroleum products and by-products. For example, a typical two inland barge unit carries a volume of product equal to approximately 80 rail cars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport most of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.
     Seasonality. The demand for our marine transportation business is subject to some seasonality factors. Our asphalt shipments are generally higher during April through November when weather allows for efficient road construction. However, demand for marine transportation of sulfur, fuel oil and gasoline is directly related to production of these products in the oil refining and natural gas processing business, which is fairly stable.
Sulfur Segment
     Industry Overview. Sulfur is a natural element and is required to produce a variety of industrial products. In the United States, approximately 11 million tons of sulfur is consumed annually, with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the United States is “recovered sulfur,” or sulfur that is a by-product from oil refineries and natural gas processing plants. Sulfur production in the United States is principally located along the Gulf Coast, along major inland waterways and in some areas of the western United States.
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
     Our Operations and Products. Our new sulfur segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller at our Neches facility in Beaumont, Texas. The sulfur prilling assets we acquired from Bay Sulfur are located at the Port of Stockton in California and are used to process molten sulfur into pellets. These dry, bulk pellets are stored and loaded at our facility at the Port of Stockton. The sulfur pellets are sold into certain U.S. and international agricultural markets. Our facility at the Port of Stockton can process approximately 1,000 metric tons of molten sulfur per day. We also have completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas. This facility has the capacity to process approximately 2,000 metric tons of molten sulfur per day. Our sulfur prilling facilities provide refiners with an alternative market for the sale of their residual sulfur.
     On July 15, 2005, we acquired the remaining partnership interests in CF Martin Sulphur in which we owned a 49.5% interest since November, 2000 from CF Industries, Inc. and certain affiliates of Martin Resource Management for $18.9 million. Prior to the acquisition, CF Martin Sulphur was managed and operated by its general partner which was equally owned and controlled by Martin Resource Management and CF Industries. We now control the management of CF Martin Sulphur and will conduct its day to day operations. CF Martin Sulphur is now a wholly owned partnership which is included in our consolidated financial statements and included in the financial presentation of our sulfur segment.
     As the owner of CF Martin Sulphur, we gather molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. We transport sulfur by inland and offshore barges, rail cars and trucks. In 2005, CF Martin Sulphur handled approximately 1.8 million long tons of sulfur. In the U.S. recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur for domestic customers.
     The term of our commercial contracts typically range from one to five years in length. The prices in such contracts are usually tied to a published market indicator and fluctuate, typically quarterly, according to the price movement of the indicator. We also provide barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts that range from three to five years in duration.
     Our Sulfur Facilities. We lease approximately 186 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland pushboat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur
     We own the following tanks as part of our molten sulfur business:

Terminal	Location	Tanks	Total Aggregate Capacity	Products Stored
Tampa	Tampa, Florida	1	16,000 long tons	Molten sulfur
Stanolind	Beaumont, Texas	3	46,500 long tons	Molten sulfur
     We own the following sulfur prilling facilities as part of our sulfur business:

Terminal	Location	Daily Production Capacity	Products Stored
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur
Neches	Beaumont, Texas	2,000 metric tons per day	Molten and prilled sulfur
     Competition. Seven phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. We own one of the four vessels currently used to transport molten sulfur between Tampa, Florida and United States ports on the Gulf of Mexico. Our primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets, or foreign suppliers from Mexico or Venezuela that may sell into the Florida market.
Fertilizer Segment
     Industry Overview. Fertilizers are manufactured chemicals containing nutrients known to improve the fertility of soils. Nitrogen, phosphorus, potassium and sulfur are the four most important nutrients for crop growth. These nutrients are found naturally in soils. However, soils used for agriculture become depleted of these nutrients and frequently require fertilizers rich in these essential nutrients to restore fertility. The Fertilizer Institute has estimated that the earth’s soil contains less than 20% of organic plant nutrients needed to meet worldwide food production needs. As a result, we believe mineral fertilizer production will continue to be an important industrial market.
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
     Our Operations and Products. We entered the fertilizer manufacturing business in 1990 through an acquisition. We acquired two additional fertilizer manufacturing companies in 1998. Over the next two years we expended significant resources to replace and update facilities and other assets at the companies, and to integrate each of the businesses into our business. These acquisitions have subsequently increased the profitability of our fertilizer business. In December 2005, sulfur fertilizer production capacity was added with the purchase of the net operating assets of A & A Fertilizer. This production capacity is located at our Neches deep-water marine terminal near Beaumont, Texas.
     Fertilizer and related sulfur products are a natural extension of our business because of our access to sulfur and our distribution capabilities. This business allows us to leverage the sulfur segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 138,000 tons in 2005 as a result of acquisitions and internal growth.
     We manufacture and market the following fertilizer and related sulfur products:
•	Plant nutrient sulfur products. We produce plant nutrient and agricultural ground sulfur products at our two facilities in Odessa, Texas. We also produce plant nutrient sulfur at our facility in Seneca, Illinois. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul(R) trade name and sold throughout the United States to direct application agricultural markets. Our agricultural ground sulfur products are used primarily in the western United States on grapes and vegetable crops.

•	Ammonium sulfate products, NPK products and related blended products. We produce various grades of ammonium sulfate including coarse and standard grades, a 40% ammonium sulfate solution and a Kosher-approved food grade material. We also produce ammonium sulfate, nitrogen-phosphorus-potassium products (commonly referred to as NPK products). Our NPK products are an ammoniated phosphate fertilizer containing nitrogen, phosphorus and potash that we manufacture so all particles have a uniform composition. These products primarily serve direct application agricultural markets within a 400-mile radius of our manufacturing plant in Plainview, Texas. We blend our ammonium sulfate to make custom grades of lawn and garden fertilizer at our facility in Salt Lake City, Utah. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors, and other retail customers, of these products.

•	Industrial sulfur products. We produce industrial sulfur products such as emulsified sulfur, elemental pastille sulfur, and industrial ground sulfur products. We produce emulsified sulfur at our Texarkana, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes. We produce elemental pastille sulfur at our two Odessa, Texas facilities and at our Seneca, Illinois facility. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds.

•	Liquid sulfur products. We produce ammonium thiosulfate at our Neches terminal location in Beaumont, Texas. This agricultural sulfur product is a clear liquid containing 12% nitrogen and 26% sulfur. This product serves as a liquid plant nutrient used directly through spray rigs or irrigation systems. It is also blended with other NPK liquids or suspensions as well. Our market is predominantly the Mid South and Coastal Bend area of Texas.
     Our Fertilizer Plants. The following is a summary description of our fertilizer plants:

Facility	Location	Capacity	Description
Two fertilizer plants	Odessa, Texas	70,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Plainview Texas	180,000 tons/year	Fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons/year	Blending and packaging
Industrial sulfur plant	Texarkana, Texas	18,000 tons/year	Emulsified sulfur production
Fertilizer plant	Beaumont, Texas	70,000 tons/year	Liquid sulfur fertilizer production
     We previously owned a fertilizer plant in Maricopa, Arizona which we sold in February, 2005. In May 2003, we experienced a casualty loss caused by a lightening strike at one of our Odessa, Texas sulfur and fertilizer facilities. We used the insurance proceeds to upgrade our equipment at this facility.
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
     Competition. We compete with several other large fertilizer and sulfur products manufacturers. However, we believe our close proximity to our customers is a competitive advantage for us. Because our manufacturing plants are located close to our customer base, we are able to save on freight costs and respond quickly to customer requests, and we also believe we have greater insight about local market conditions. Additionally, we believe the development of our sulfur business affords us a secure and reliable source of sulfur materials.
     Seasonality. Sales of our agricultural fertilizer are partly seasonal as a result of increased demand during the growing season. Sales of our industrial sulfur-based products, however, are generally consistent throughout the year. In 2005, approximately 11% of our product sales volumes were to industrial users.
Our Relationship with Martin Resource Management
     Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating an underground LPG storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.
     We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.
Ownership
     Martin Resource Management owns approximately 37.2% of our limited partnership interests, a 2% general partnership interest in us and all of our incentive distribution rights.
Management
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
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of March 13, 2006, we have not increased this cap. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
     Martin Resource Management also licenses certain of its trademarks and trade names to us under this omnibus agreement.
Commercial
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
     We also use the underground storage facilities owned by Martin Resource Management in our natural gas/LPG services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 65 million gallons. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.
     In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 5%, 6% and 8% of our total cost of products sold during the years ended December 31, 2005, 2004 and 2003, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 4%, 5% and 4% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
Omnibus Agreement
     We are a party to an omnibus agreement with Martin Resource Management. In this agreement:
•	Martin Resource Management agreed not to compete with us in the terminalling and storage, marine transportation, natural gas/LPG services and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of March 13, 2006, we have not increased this cap. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
Motor Carrier Agreement
     We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management, through which Martin Resource Management operates its land transportation operations. This agreement was amended in October 2005 to expand the term and to make adjustments to the pricing based on current market conditions and rates. The agreement has a term that expires in November 2006, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at anytime. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

Other Agreements
     We are a party to several other agreements with Martin Resource Management. In October 2005, several of these agreements were amended to expand the term thereof and to make adjustments to the pricing terms. All of such adjustments were based upon current market conditions and rates and were approved by our conflicts committee. The result of such pricing adjustments, should increase the net income received by us under all of the agreements after taking into account all amounts paid by us to Martin Resource Management under such agreements. The agreements between us and Martin Resource Management are as follows:
•	Specialty Petroleum Terminal Services Agreement — under which we provide terminalling and storage services to Martin Resource Management at a set rate. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement are adjusted annually based on a price index.

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management had previously agreed through November 1, 2005, to use our four vessels that were not subject to term agreements in a manner such that we would receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. Effective each November 1, these agreements automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee is adjusted annually based on a price index.

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. Effective each December 1, this agreement will automatically renew on a month-to- month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The hourly rate we charge under this agreement is adjusted annually based upon mutual agreement of the parties or in accordance with a price index.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each November 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is adjusted annually based on a price index.
     Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of our Stanolind terminal assets to us.
Our Relationship with CF Martin Sulphur
     On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and will conduct its day-to-day operations. Subsequent to the acquisition, CF Martin Sulphur is a wholly owned partnership which is included in the consolidated financial presentation of our sulfur segment.
     Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter had an unlimited term but was terminated on November 18, 2005. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs.
     As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur this contingent obligation has been terminated.
Insurance
     Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity, or P&I, insurance coverage is provided by P&I associations and other insurance underwriters. Our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement, or the Pooling Agreement, through which approximately 95% of the world’s commercial shipping tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a pre-determined amount, beyond which we are covered by catastrophe insurance coverage.
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
     Environmental
     We are subject to complex federal, state, and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations can impair our operations that affect the environment in many ways, such as requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Many environmental laws and regulations can impose joint and several, strict liability, and any failure to comply with environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations.
     The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot assure you that we will not incur significant costs and liabilities as result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse impact on us in the future.
     Superfund
     The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, (“CERCLA”), also known as the “Superfund” law, and similar state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of “responsible persons,” including the owner or operator of a site where regulated hazardous substances have been released into the environment and companies that disposed or arranged for the disposal of the hazardous substances found at such site. Under CERCLA, these responsible persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although certain hydrocarbons are not subject to CERCLA’s reach because “petroleum” is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA.
     Solid Waste
     We generate both hazardous and nonhazardous solid wastes which are subject to requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state statutes. From time to time, the U.S. Environmental Protection Agency (“EPA”) has considered making changes in nonhazardous waste standards that would result in stricter disposal requirements for these wastes. Furthermore, it is possible some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or operating expenses.

     We currently own or lease, and have in the past owned or leased, properties that have been used for the manufacturing, processing, transportation and storage of petroleum products and by-products. Solid waste disposal practices within oil and gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, a possibility exists that hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties have been operated by third parties over whom we had no control as to such entities’ handling of hydrocarbons, hydrocarbon by-products or other wastes and the manner in which such substances may have been disposed of or released. State and federal laws and regulations applicable to oil and natural gas wastes and properties have gradually become more strict and, under such laws and regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, even under circumstances where such contamination resulted from past operations of third parties.
     Clean Air Act
     Our operations are subject to the federal Clean Air Act, as amended, and comparable state statutes. Amendments to the Clean Air Act adopted in 1990 contain provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of our terminal facilities, processing and storage facilities and fertilizer and related products manufacturing and processing facilities. Such air pollution control requirements may include specific equipment or technologies to control emissions, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. For example, the Mont Belvieu terminal we use is located in an EPA-designated ozone non-attainment area, referred to as the Houston-Galveston non-attainment area, which is now subject to a new, EPA-adopted 8-hour standard for complying with the national standard for ozone. Categorized as being in “moderate” non-attainment for ozone, the Houston-Galveston non-attainment area has until 2010 to achieve compliance with this new standard, which almost certainly will require the adoption of more restrictive regulations in this non- attainment area for the issuance of air permits for new or modified facilities. In addition, existing sources of air emissions in the Houston-Galveston area are already subject to stringent emission reduction requirements. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources. We believe our operations, including our manufacturing, processing and storage facilities and terminals, are in substantial compliance with applicable requirements of the Clean Air Act and analogous state laws.
     Clean Water Act
     The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess penalties for releases of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of stormwater runoff and that applicable facilities develop and implement plans for the management of stormwater runoff (referred to as stormwater pollution prevention plans or “SWPPPs”) as well as for the prevention and control of oil spills (referred to as spill prevention, control and countermeasure or “SPCC” plans). As part of the regular overall evaluation of our on-going operations, we are reviewing and, as necessary, updating SWPPPs for certain of our facilities, including facilities recently acquired. In addition, we are currently reviewing our SPCC plans and, where necessary, are amending such plans to comply with applicable regulations adopted by EPA in 2002. Current EPA deadlines require us to complete amendment of these SPCC plans by February 17, 2006 and, as applicable, implement these amendments by August 18, 2006; however, the EPA has recently proposed new rules that could extend these amendment and implementation deadlines to October 31, 2007. We believe that compliance with the conditions of such permits and plans will not have a material effect on our operations.
     On August 7, 2000, a spill of molten sulfur occurred at our Stanolind terminal near Beaumont, Texas, which at the time was owned and operated by Martin Gas Sales LLC, a wholly-owned subsidiary of Martin Resource Management. Martin Gas Sales LLC has since changed its name to Martin Product Sales, LLC. The Texas Department of Health and Texas Natural Resource Conservation Commission (the predecessor agency to the present-day Texas Commission on Environmental Quality) investigated the spill and its clean-up. These agencies found that there was no impact on public health, and that there was no reason to remove the solidified sulfur from the river bottom. However, the United States attorney in Beaumont, Texas, initiated an investigation under the criminal provisions of the Clean

Water Act. To avoid protracted litigation and possible criminal claims against employees, Martin Product Sales agreed to plead guilty to a single felony violation of the federal Clean Water Act and was sentenced to pay a $50,000 fine. As part of its plea agreement with the United States, Martin Product Sales also agreed to implement a remedial program at our Stanolind terminal and our sulfur loading facility in Tampa, Florida. Martin Product Sales instituted the remedial program as of March 1, 2002, and we believe that it has been substantially implemented, although it must remain in effect for five years. Martin Product Sales does not have any contracts with the United States government that might be affected by a debarment or listing proceeding, and the United States Attorney’s Office has agreed to inform any agency initiating a debarment or listing proceeding of the implementation of the remedial program. A previous criminal conviction, however, may result in increased fines and other sanctions if Martin Product Sales is subsequently convicted or pleads guilty to a similar offense in the future. Martin Resource Management will indemnify us under the omnibus agreement for any losses we suffer within five years from November 6, 2002, the date of our initial public offering, that relate to or result from, this event.
     Oil Pollution Act
     The Oil Pollution Act of 1990, as amended (“OPA”) imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages including natural resource damages. Under OPA, vessels and shore facilities handling, storing, or transporting oil are required to develop and implement oil spill response plans, and vessels greater than 300 tons in weight must provide to the United States Coast Guard evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the United States be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out by 2015. We believe we are in substantial compliance with all of these oil spill-related and financial responsibility requirements.
     Safety Regulation
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
     Occupational Health Regulations
     The workplaces associated with our manufacturing, processing, terminal and storage facilities are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We believe we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. In May 2001, Martin Resource Management paid a small fine in relation to the settlement of alleged OSHA violations at our facility in Plainview, Texas. Although we believe the amount of this fine and the nature of these violations were not, as an individual event, material to our business or operations, this violation may result in increased fines and other sanctions if we are cited for similar violations in the future. Our marine vessel operations are also subject to safety and operational standards established and monitored by the United States Coast Guard.
     In general, we expect to increase our expenditures relating to compliance with likely higher industry and regulatory safety standards such as those described above. These expenditures cannot be accurately estimated at this time, but we do not expect them to have a material adverse effect on our business.
     Jones Act
     The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Since we engage in maritime transportation between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The

Jones Act also requires that all United States-flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flag vessel operations compared to foreign-flag vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience. Following Hurricane Katrina, and again after Hurricane Rita, emergency suspensions of the Jones Act were effectuated by the United States government. The last suspension ended on October 24, 2005. Future suspensions of the Jones Act or other similar actions could adversely affect our cash flow and ability to make distributions to our unitholders.
     Merchant Marine Act of 1936
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
     Regulations Affecting Natural Gas Transmission, Processing and Gathering
     We own a 50% non-operating interest in Panther Interstate Pipeline Energy, LLC. Panther Interstate Pipeline Energy, LLC’s Fishhook Gathering System transports natural gas in interstate commerce and is thus subject to FERC regulations and FERC-approved tariffs as a natural gas company under the National Gas Act of 1938 (the “NGA”). Under the NGA, FERC has issued orders requiring pipelines to provide open-access transportation on a basis that is equal for all shippers. In addition, FERC has the authority to regulate natural gas companies with respect to: rates, terms and conditions of service; the types of services Panther Interstate Pipeline Energy, LLC may provide to its customers; the construction of new facilities; the acquisition, extension, expansion or abandonment of services or facilities; the maintenance and retention of accounts and records; and relationships of affiliated companies involved in all aspects of the natural gas and energy business.
     On August 8, 2005, President Bush signed into law the Domenici-Barton Energy Policy Act of 2005 (the “EP Act”). The EP Act is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, the EP Act amends the NGA and the Natural Gas Policy Act of 1978 by increasing the criminal penalties available for violations of each act. The EP Act also adds a new section to the NGA which provides FERC with the power to assess civil penalties of up to $1,000,000 per day per violation of the NGA.
     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. However, we do not believe that we will be disproportionately affected as compared to other natural gas producers and marketers by any action taken. We believe that our natural gas gathering operations meet the tests FERC uses to establish a pipeline’s status as a gatherer exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.

     Other state and local regulations also affect our natural gas processing and gathering business. Our gathering lines are subject to ratable take and common purchaser statutes in Louisiana and Texas. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.
     Pursuant to the Pipeline Safety Improvement Act of 2002, the United States Department of Transportation (“DOT”) has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:
•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
Employees
     We do not have any employees. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 321 individuals who provide direct support to our operations. None of these employees are represented by labor unions.
Financial Information about Segments
     Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 18 to our consolidated financial statements included in this annual report on Form 10-K.
Access to Public Filings
     We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.martinmidstream.com. These documents are provided as soon as is reasonably practicable after their filing with the SEC. These documents may also be found at the SEC’s website at www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.
Item 1A. Risk Factors
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a business similar to ours. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In this case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. These risk factors should be read in conjunction with the other detailed information concerning us set forth herein.
Risks Relating to Our Business
     Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition, or results of operations could be materially and adversely affected, and as a result, the trading price of our common units could be materially and adversely impacted. Many of such factors are beyond our ability to control or predict. Unitholders are cautioned not to put undue reliance on forward-looking statements.
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
     We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distribution on all our units. Under the terms of our partnership agreement, we must pay our general partner’s expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:
•	the costs of acquisitions, if any;

•	the prices of petroleum products and by-products;

•	fluctuations in our working capital;

•	the level of capital expenditures we make;

•	restrictions contained in our debt instruments and our debt service requirements;

•	our ability to make working capital borrowings under our credit facility; and

•	the amount, if any, of cash reserves established by our general partner in its discretion.
     Unitholders should also be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from working capital borrowings, and not solely on profitability, which will be affected by non-cash items. In addition, our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and the establishment of reserves, each of which can affect the amount of cash available for distribution to our unitholders. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.
Adverse weather conditions, including droughts, hurricanes, tropical storms and other severe weather, could reduce our results of operations and ability to make distributions to our unitholders.
     Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months, and certain river conditions. Additionally, our terminalling and storage and marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our terminalling and storage segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.

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
     Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of petroleum products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:
•	accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

•	leakage of LPGs and other petroleum products and by-products;

•	fires and explosions;

•	damage to transportation, terminalling and storage facilities, and surrounding properties caused by natural disasters; and

•	terrorist attacks or sabotage.
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
     Changes in the insurance markets attributable to the September 11, 2001 terrorist attacks, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. In addition, changes in the insurance markets attributable to the effects of Hurricanes Katrina and Rita, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. As a result, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to such events. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.
The price volatility of petroleum products and by-products can reduce our results of operations and ability to make distributions to our unitholders.
     We purchase petroleum products and by-products such as molten sulfur, sulfur derivatives and LPGs, and sell these products to wholesale and bulk customers and to other end users. Since the closing of the Tesoro Marine asset acquisition, we and our affiliates also distribute and market lubricants. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of petroleum products and by-products can be volatile. Our revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
Increasing energy prices could adversely affect our results of operations.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect our results of operations including net income and cash flows. We cannot assure unitholders that we will be able to pass along increased operating expenses to our customers.

Restrictions in our credit facility may prevent us from making distributions to our unitholders.
     The payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our credit facility from making cash distributions during an event of default or if the payment of a distribution would cause an event of default thereunder. Our leverage and various limitations in our credit facility may reduce our ability to incur additional debt, engage in certain transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.
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
     As part of our business strategy, we intend to acquire businesses or assets we believe complement our existing operations. We may not be able to successfully integrate recent or any future acquisitions, including Prism Gas, into our existing operations or achieve the desired profitability from such acquisitions. These acquisitions may require substantial capital expenditures and the incurrence of additional indebtedness. If we make acquisitions, our capitalization and results of operations may change significantly. Further, any acquisition could result in:
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
     The level of offshore oil and gas exploration, development and production activity historically has been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:
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
     The demand for LPG and natural gas is highest in the winter. Therefore, revenue from our natural gas/LPG services business is higher in the winter than in other seasons. Our fertilizer business experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these business lines may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.
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
Our business is subject to compliance with environmental laws and regulations that may expose us to significant costs and liabilities and adversely affect our results of operations and ability to make distributions to our unitholders.
     Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former of current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations can impose joint and several strict liability, and any failure to comply with environmental laws, regulations and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position.
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
Our business would be adversely affected if operations at our transportation, terminalling and storage and distribution facilities experienced significant interruptions. Our business would also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.
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
     The requirements that our vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flagged vessels when compared with foreign flag vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flagged vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders. Following Hurricane Katrina and again after Hurricane Rita, emergency suspensions of the Jones Act were effectuated by the United States government. The last suspension ended on October 24, 2005. Future suspensions of the Jones Act or other similar actions could result in similar consequences.
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
Risks Relating to Our Acquisition of Prism Gas
There may be risks or costs resulting from the Prism Gas acquisition that are not known to us.
     We may not be aware of all of the risks associated with the Prism Gas acquisition. Any discovery of adverse information concerning the assets or operations we acquired could be material and, in many cases, would be subject to only limited rights of recovery. In addition, we will likely have to make capital expenditures, which may be significant, but which amount has not been fixed, to enhance or integrate the assets and operations we acquired.
A decline in the volume of natural gas and NGLs delivered to our facilities could adversely affect our results of operations, cash flows and financial condition.
     Our profitability could be materially impacted by a decline in the volume of natural gas and NGLs transported, gathered or processed at our facilities. A material decrease in natural gas production, as a result of depressed commodity prices, a decrease in exploration and development activities or otherwise, could result in a decline in the volume of natural gas and NGLs handled by our facilities.

     The natural gas and NGLs available to our facilities will be derived from reserves produced from existing wells. These reserves naturally decline over time. To offset this natural decline, our facilities will need access to additional reserves.
Our profitability is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.
     We are subject to significant risks due to fluctuations in commodity prices. These risks relate primarily to: (1) the purchase of certain volumes of natural gas at a price that is a percentage of a relevant index; and (2) certain processing contracts for Prism Gas whereby we are exposed to natural gas and NGL commodity price risks.
     The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2005 and 2004, Prism Gas purchased approximately 54% and 63%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.
     In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2004, the spot price of Henry Hub natural gas ranged from a high of $8.14 per MMBtu to a low of $4.40 per MMBtu. From January 1, 2005 through December 31, 2005, the same price ranged from $15.39 per MMBtu to $5.50 per MMBtu. On December 31, 2005 the spot price was $9.52 per MMBtu.
     We may not be successful in balancing our purchases and sales. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase less than contracted volumes. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.
     The markets and prices for residue gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:
•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	the level of domestic industrial and manufacturing activity;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.
Our hedging activities may have a material adverse effect on our earnings, profitability, cash flows and financial condition.
     As of December 31, 2005, Prism Gas has hedged approximately 64% of its commodity risk by volume for 2006. In early 2006, Prism Gas hedged approximately 30% of its commodity risk by volume for 2007 and approximately 17% of its commodity risk by volume for 2008. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane. We anticipate entering into additional hedges in 2006 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.
     We entered into these derivative transactions with an investment grade subsidiary of a major oil company and investment grade banks. While we anticipate that future derivative transactions will be entered into with investment grade counterparties, and that we will actively monitor the credit rating of such counterparties, it is nevertheless possible that losses will result from counterparty credit risk in the future.
     For periods after 2006, our management will evaluate whether to enter into any new hedging arrangements, but there can be no assurance that we will enter into any new hedging arrangements or that our future hedging arrangements will be on terms similar to our existing hedging arrangements. Also, we may seek in the future to further limit our exposure to changes in natural gas, NGL and condensate commodity prices and we may seek to limit our exposure to changes in interest rates by using financial derivative instruments and other hedging mechanisms from time to time. To the extent we hedge our commodity price and interest rate risk, we may forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.
     Despite our hedging program, we remain exposed to risks associated with fluctuations in commodity prices. The extent of our commodity price risk is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual natural gas, NGL and condensate prices that we realize in our operations. Furthermore, we have entered into derivative transactions related to only a portion of the volume of our expected natural gas supply and production of NGLs and condensate from our processing plants; as a result, we will continue to have direct commodity price risk to the unhedged portion. Our actual future production may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a reduction of our liquidity.
     As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, even though our management monitors our hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective, or our hedging policies and procedures are not properly followed or do not perform as planned. We cannot assure our unitholders that the steps we take to monitor our hedging activities will detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. For additional information regarding our hedging activities, please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
We typically do not obtain independent evaluations of natural gas reserves dedicated to our gathering and pipeline systems; therefore, volumes of natural gas on our systems in the future could be less than we anticipate.
     We make internal evaluations of natural gas reserves based on publicly available information. However, we typically do not obtain independent evaluations of natural gas reserves connected to our systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations to verify publicly available information. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems are less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas on our systems in the future could be less than we anticipate. A decline in the volumes of natural gas on our systems could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
We depend on certain natural gas producer customers for a significant portion of our supply of natural gas and NGLs. The loss of any of these customers could result in a decline in our volumes, revenues and cash available for distribution.
     We rely on certain natural gas producer customers for a significant portion of our natural gas and NGL supply. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition, unless we were able to acquire comparable volumes from other sources.
We may not successfully balance our purchases and sales of natural gas, which would increase our exposure to commodity price risks.
     We purchase from producers and other customers a significant amount of the natural gas that flows through our natural gas gathering, processing and transportation systems for resale to third parties, including natural gas marketers and end-users. We may not be successful in balancing our purchases and sales. A producer or supplier could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause our purchases and sales to be unbalanced. While we attempt to balance our purchases and sales, if our purchases and sales are unbalanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income and cash flows.
If third-party pipelines and other facilities interconnected to our natural gas and NGL pipelines and facilities become unavailable to transport or produce natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.
     We depend upon third party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these pipelines or other facilities, their continuing operation is not within our control. If any of these third-party pipelines and other facilities become unavailable to transport or produce natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.
The industry in which we operate is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
     We compete with similar enterprises in our respective areas of operation. Some of our competitors are large oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas and NGLs than we do. Some of these competitors may expand or construct gathering, processing and transportation systems that would create additional competition for the services we provide to our customers. In addition, our customers who are significant producers of natural gas may develop their own gathering, processing and transportation systems in lieu of using ours. Likewise, our customers who produce NGLs may develop their own systems to transport NGLs in lieu of using ours. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
     We believe that our natural gas gathering operations meet the tests the Federal Energy Regulatory Commission, or FERC, uses to establish a pipeline’s status as a gatherer exempt from FERC regulation under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure our unitholders that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.
     Other state and local regulations also affect our business. Our gathering lines are subject to ratable take and common purchaser statutes in Louisiana and Texas. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the rates, terms and conditions of a gathering line providing transportation service.
Panther Interstate Pipeline Energy, LLC is also subject to regulation by FERC with respect to issues other than ratemaking
     Under the NGA, FERC has the authority to regulate natural gas companies, such as Panther Interstate Pipeline Energy, LLC with respect to: rates, terms and conditions of service; the types of services Panther Interstate Pipeline Energy, LLC may provide to its customers; the construction of new facilities; the acquisition, extension, expansion or abandonment of services or facilities; the maintenance and retention of accounts and records; and relationships of affiliated companies involved in all aspects of the natural gas and energy business. FERC’s actions in any of these areas or modifications to its current regulations could impair Panther Interstate Pipeline Energy, LLC’s ability to compete for business, the costs it incurs to operate, or the acquisition or construction of new facilities.
We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.
     Pursuant to the Pipeline Safety Improvement Act of 2002, the United States Department of Transportation (“DOT”) has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:
•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
     We currently estimate that we will incur costs of less than $1.0 million between 2006 and 2010 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to he necessary as a result of the testing program, which costs could be substantial.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
     We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to our unitholders.

Risks Relating to an Investment in the Common Units
Units available for future sales by us or our affiliates could have an adverse impact on the price of our common units or on any trading market that may develop.
     Martin Resource Management and its subsidiaries currently hold 3,402,690 subordinated units and 1,311,643 common units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier.
     Common units will generally be freely transferable without restriction or further registration under the Securities Act, except that any common units held by an “affiliate” of ours may not be resold publicly except in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.
     Our partnership agreement provides that, after the subordination period, we may issue an unlimited number of limited partner interests of any type without a vote of the unitholders. During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 1,500,000 additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:
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
     Our partnership agreement does not restrict our ability to issue equity securities ranking junior to the common units at any time. Any issuance of additional common units or other equity securities would result in a corresponding decrease in the proportionate ownership interest in us represented by, and could adversely affect the cash distributions to and market price of, common units then outstanding.
     Under our partnership agreement, our general partner and its affiliates have the right to cause us to register under the Securities Act and applicable state securities laws the offer and sale of any units that they hold. Subject to the terms and conditions of our partnership agreement, these registration rights allow the general partner and its affiliates or their assignees holding any units to require registration of any of these units and to include any of these units in a registration by us of other units, including units offered by us or by any unitholder. Our general partner will continue to have these registration rights for two years following its withdrawal or removal as a general partner. In connection with any registration of this kind, we will indemnify each unitholder participating in the registration and its officers, directors, and controlling persons from and against any liabilities under the Securities Act or any applicable state securities laws arising from the registration statement or prospectus. Except as described below, the general partner and its affiliates may sell their units in private transactions at any time, subject to compliance with applicable laws. Our general partner and its affiliates, with our concurrence, have granted comparable registration rights to their bank group to which their partnership units have been pledged.
     The sale of any common or subordinated units could have an adverse impact on the price of the common units or on any trading market that may develop.
Unitholders have less power to elect or remove management of our general partner than holders of common stock in a corporation. Common unitholders will not have sufficient voting power to elect or remove our general partner without the consent of Martin Resource Management.
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
     If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our general partner and its affiliates, including Martin Resource Management, control 37.2% of our limited partnership interests, our general partner initially cannot be removed without the consent of it and its affiliates.
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
     The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court were to determine that:
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
     Unitholders are treated as having consented to the various actions contemplated in our partnership agreement and conflicts of interest that might otherwise be considered a breach of fiduciary duties under applicable state law.
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
     On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one for one basis following our distribution of available cash on such date. Additional conversion of our outstanding subordinated units will occur following our quarterly distributions of available cash provided that certain distribution thresholds are met by us.

     The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:
•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on a per unit basis may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the relative voting strength of each previously outstanding unit will diminish;

•	the market price of the common units may decline; and

•	the ratio of taxable income to distributions may increase.
The control of our general partner may be transferred to a third party, and that party could replace our current management team, without unitholder consent. Additionally, if Martin Resource Management no longer controls our general partner, amounts we owe under our credit facility may become immediately due and payable.
     Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and to control the decisions taken by our general partner. Martin Resource Management and its affiliates have pledged their interests in our general partner and us to their bank group. If, at any time, Martin Resource Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
     If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and unitholders’ potential tax liability, please read “Risk Factors — Tax Risks — Tax gain or loss on the disposition of our common units could be different than expected”.
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
Risks Relating to Our Relationship with Martin Resource Management
Cash reimbursements due to Martin Resource Management may be substantial and will reduce our cash available for distribution to our unitholders.
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
     Martin Resource Management owns approximately 37.2% of our limited partnership interests. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:
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
     Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.” If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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
     If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, which is currently a maximum of 35%, and would likely pay state income tax at various rates. Distributions to unitholders would generally be taxed again to them as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our untiholders and therefore would likely result in a substantial reduction in the value of the common units.
     Current law may change so as to cause us to be taxable as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amount will be adjusted to reflect the impact of that law on us.
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
     If our unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions in excess of the total net taxable income unitholders were allocated for a common unit, which decreased unitholder tax basis in that common unit, will, in effect, become taxable income to our unitholders if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to our unitholders. Should the IRS successfully contest some positions we take, our unitholders could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
     Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income.
We treat a purchaser of our common units as having the same tax benefits without regard to the seller’s identity. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation positions that may not conform to all aspects of the Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unit holders’ tax returns.
Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.
     In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arkansas, California, Georgia, Florida, Illinois, Louisiana, Mississippi, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

Item 1B. Unresolved Staff Comments
None.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
     Our common units are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” As of March 3, 2006 there were approximately 27 holders of record and approximately 9,998 beneficial owners of our common units. In addition, as of that date there were 3,402,690 subordinated units representing limited partner interests outstanding. All of the subordinated units are held by Martin Resource Management and its subsidiaries. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:
Fiscal 2004:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2004	$30.30	$27.20	$0.525	$0.525
June 30, 2004	$29.90	$23.57	$0.525	$0.525
September 30, 2004	$29.78	$26.51	$0.525	$0.525
December 31, 2004	$29.93	$27.22	$0.535	$0.535
Fiscal 2005:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2005	$34.20	$29.03	$0.535	$0.535
June 30, 2005	$33.99	$30.03	$0.550	$0.550
September 30, 2005	$34.25	$30.19	$0.570	$0.570
December 31, 2005	$33.04	$29.70	$0.610	$0.610

     On March 13, 2006, the last reported sales price of our common units as reported on the NASDAQ was $29.70 per unit.
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
     In connection with our acquisition of Prism Gas in November 2005, 756,480 common units were issued to certain members of the Prism Gas management team and our general partner contributed $0.5 million in cash to us in order to maintain its 2% general partner interest in us.
     In connection with our public offering of 3,450,000 common units in January, 2006, our general partner contributed $2.1 million in cash to us in order to maintain its 2% general partner interest in us.
     On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management, the owner of our general partner, converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds provided in our partnership agreement are met by us.
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
     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, Warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	725,000
Total	0	$0	725,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.
     On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
Item 6. Selected Financial Data
     The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. and our predecessor. The financial data for the year ended December 31, 2001 and for the period from January 1, 2002 through November 5, 2002 are derived from the audited combined financial statements of the assets and operations of Martin Resource Management that were contributed to us in connection with our initial public offering in November 2002 (“Martin Midstream Partners Predecessor”). The financial data for the period from November 6, 2002 through December 31, 2002, and for the years ended December 31, 2003, 2004 and 2005 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.

     The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Partnership				Predecessor
				Period From	Period From
				November 6,	January 1,
				2002	2002	Year
		Year Ended		Through	Through	Ended
		December 31,		December 31,	November 5,	December 31,
	2005	2004	2003	2002	2002	2001
			(In Thousands)
Income Statement Date:
Revenues	$438,443	$294,144	$192,731	$33,746	$116,160	$163,118

Cost of product sold	351,820	229,976	150,892	26,504	84,442	120,348
Operating expenses	46,888	34,475	21,590	3,189	17,389	21,301
Selling, general, and administrative	8,133	6,198	4,986	656	4,662	6,103
Depreciation and amortization	12,642	8,766	4,765	747	3,741	4,122

Total costs and expenses	419,483	279,415	182,233	31,096	110,234	151,874
Gain on involuntary conversion of assets	—	—	589	—	—	—

Operating Income	18,960	14,729	11,087	2,650	5,926	11,244

Equity in earnings of unconsolidated entities	1,591	912	2,801	599	2,565	1,477
Interest Expense	(6,909)	(3,326)	(2,001)	(345)	(3,283)	(5,390)
Other, net	238	11	94	5	42	82

Income before income taxes	13,880	12,326	11,981	2,909	5,250	7,413
Income taxes	—	—	—	—	1,959	2,735

Net Income	$13,880	$12,326	$11,981	$2,909	$3,291	$4,678

Net income per limited partner unit	$1.58	$1.45	$1.64	$.40
Weighted average limited partner units	8,583,634	8,349,551	7,153,362	7,153,362

Balance Sheet Data (at Period End):

Total assets	$389,044	$188,332	$139,685	$100,455		$88,953
Due to affiliates	3,492	429	560	—		36,796
Long-term debt	192,200	73,000	67,000	35,000		7,845
Partner’s capital (owner’s equity)	95,565	75,534	45,892	47,106		18,758

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	32,103	12,812	$10,273	$4,824	$316	$11,144
Investing activities	(138,511)	(34,322)	(27,621)	(2,116)	(1,962)	(6,809)
Financing activities	109,689	22,424	17,884	(6,287)	6,897	(4,400)

Other Financial Data:

Maintenance capital expenditures	5,100	5,182	2,773	157	394	2,465
Expansion capital expenditures	74,110	30,234	29,159	2,850	1,909	3,764

Total capital expenditures	$79,210	$35,416	$31,932	$3,007	$2,303	$6,229

Cash dividends per common unit (in dollars)	$0.610	$0.535	$0.525	$0.308	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     References in this annual report to “we,” “ours,” “us” or like terms when used in a historical context refer to the assets and operations of Martin Resource Management’s business contributed to us in connection with our initial public offering on November 6, 2002. References in this annual report to “Martin Resource Management” refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For more detailed information regarding the basis for presentation for the following information, you should read the notes to the consolidated financial statements included elsewhere in this annual report.

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
     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed above in “Item 1A. Risk Factors — Risks Related to our Business”.
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:
•	Terminalling and storage services for petroleum and by-products

•	Natural gas/LPG services

•	Marine transportation services for petroleum products and by-products

•	Sulfur gathering, processing and distribution

•	Fertilizer manufacturing and distribution
     The petroleum products and by-products we collect, transport, store and distribute are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. We operate primarily in the Gulf Coast region of the United States. This region is a major hub for petroleum refining, natural gas gathering and processing and support services to the exploration and production industry.
     2005 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of the Texan, Ponciana and M450. In January 2006, we acquired the Texan, an offshore tug, and the Ponciana, an offshore LPG barge, for $5.9 million from Martin Resource Management. In February 2006 we acquired the M450, an offshore barge, for $1.6 million from a third party.
     A & A Fertilizer. On December 13, 2005, we acquired the operating assets of A & A Fertilizer, Ltd. (“A & A Fertilizer”) from an unrelated third party for $5.7 million. We use these assets, which are located in Beaumont, Texas, to manufacture fertilizer products, and these assets are included in our fertilizer segment. We used a portion of the net proceeds from our January 17, 2006 follow-on public offering to repay indebtedness borrowed under our revolving credit facility to complete this acquisition.

     Prism Gas Acquisition. In November 2005, we acquired Prism Gas. The selling parties in this transaction were Natural Gas Partners V, L.P. and certain members of the Prism Gas management team. The purchase price was funded by $63.1 million in borrowings under our credit facility, $5.0 million in a previously funded escrow account, $15.5 million in new equity capital provided by Martin Resource Management, $9.6 million in seller financing through the issuance of 756,480 common units, and $0.8 million in capital provided by Martin Resource Management for acquisition costs and to maintain its 2% general partner interest in us. The final purchase price was $93.9 million. See “Business – Natural Gas/LPG Services Segment – Prism Gas Acquisition”.
     CF Martin Sulphur Acquisition. On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18.9 million. In connection with the acquisition, we assumed $11.5 million in debt of which we promptly repaid $2.1 million. The assumed debt included $9.1 million of the U.S. Government Guaranteed Ship Financing Bonds due 2021. These bonds were redeemed on March 6, 2006 with available cash and borrowings from our revolving credit facility. At that time, we also paid a related $1.2 million pre-payment premium. Prior to this transaction, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is consolidated within our sulfur segment. CF Martin aggregates, transports, stores and distributes molten sulfur supplied primarily by oil refineries.
     Bay Sulfur Asset Acquisition. On April 20, 2005, we acquired the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5.9 million. We use the assets acquired to process molten sulfur into pellets. These assets are included in our sulfur segment.
     LPG Pipeline Purchase. On January 3, 2005, we acquired an LPG pipeline located in East Texas from an unrelated third party for $3.8 million. We use the pipeline, which spans approximately 200 miles, from Kilgore to Beaumont, Texas, to transport LPGs for third parties and our own account. These assets are included in our natural gas/LPG services segment.
     Other Developments
     New Credit Facility. In connection with the Prism Gas acquisition, we entered into a $225.0 million multi-bank credit facility. The credit facility is comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes and to finance permitted investments, acquisitions and capital expenditures. On November 10, 2005, we borrowed $130.0 million under the term loan facility and $52.2 million under the revolving credit facility to repay preexisting indebtedness under our prior credit facility and to fund a portion of the purchase price paid in the Prism Gas acquisition described above. On December 13, 2005, we borrowed $5.7 million under the revolving credit facility to fund the purchase price paid in the A & A Fertilizer acquisition as described above. We used a portion of the net proceeds from our public offering described below to repay $62.0 million in revolving credit facility indebtedness which included borrowings for working capital and indebtedness incurred in connection with the Prism Gas and the A & A Fertilizer acquisitions.
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2005 of $0.61 per common and subordinated unit on January 5, 2006, reflecting an increase of $0.04 per unit over the quarterly distribution paid in respect of the third quarter of 2005. The distribution represents our third distribution increase since the distribution paid in respect of the fourth quarter of 2004. The new distribution represents a 14% increase when compared to the distribution paid in respect of the fourth quarter of 2004.
     Conversion of Subordinated Units. On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management, the owner of our general partner, converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
     Hurricanes. During the third quarter of 2005, several of our facilities in the United States Gulf Coast region were in the path of Hurricanes Katrina and Rita. We experienced damage to minor buildings and tanks at our Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind facilities, which resulted in an accrual of a non-cash impairment charge of $1.2 million equal to the net-book value of the damaged assets and a corresponding receivable for the expected recovery under our applicable insurance polices. We also recognized a loss of $0.7 million during 2005 equal to the applicable deductible under these insurance policies. The damage from the hurricanes did not have a material impact on our business.
     Public Offering. In January 2006, we completed a follow-on public offering of 3,450,000 common units, resulting in proceeds of $95.4 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $2.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. Of the net proceeds, $62.0 million was used to pay then current balances under our revolving credit facility and $7.5 million was used to fund a portion of the redemption price for our U.S. Government Guaranteed Ship Financing Bonds. The remainder of the net proceeds has been or will be used to fund future organic growth projects.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. However, we have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.
     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Condensed Financial Statements contained in this annual report on Form 10-K. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
     Derivatives
     Derivative Instruments and Hedging Activities—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of December 31, 2005, we had not designated any of our derivative instruments as hedges and therefore are required to mark them to market with all market value adjustments being recorded in the consolidated statements of operations in the current period. In early 2006, we adopted a hedging policy and we expect to use hedge accounting in the future.
     Product Exchanges
     We enter into product exchange agreements with third parties whereby we agree to exchange LPGs with third parties. We record the balance of LPGs due to other companies under these agreements at quoted market product prices and the balance of LPGs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out method.
     Revenue Recognition
     For our terminalling and storage segment, we recognize revenue monthly for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, we recognize revenue based on the volume moved through our terminals at the contracted rate. For our marine transportation segment, we recognize revenue for contracted trips upon completion of the trips. For time charters, we recognize revenue based on the daily rate. For our natural gas/LPG services segment, we recognize natural gas gathering and processing revenues when title passes or service is performed. LPG distribution revenue is recognized when product is delivered by truck to our LPG customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize LPG distribution revenue when the customer receives the product from either the storage facility or pipeline. For our sulfur segment, we recognize revenue for product delivered by truck upon the delivery of sulfur to our customers, which occurs when the customer physically receives the product. For our fertilizer segment, we recognize revenue when the customer takes title to the product, either at our plant or the customer’s facility.
     Equity Method Investments
     On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur segment. Prior to the acquisition, we used the equity method of accounting for our interest in CF Martin Sulphur because we owned an unconsolidated non-controlling 49.5% limited partner interest in this entity.
     Following our acquisition of Prism Gas in November 2005, we own an unconsolidated 50% interest in Waskom Gas Processing Company, the Matagorda Offshore Gathering System, and the Panther Interstate Pipeline Energy LLC. As a result, they are accounted for by the equity method and we do not include any portion of their net income in our operating income.
     Goodwill
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
     We have performed the annual impairment tests as of September 30, 2003, September 30, 2004 and September 30, 2005, respectively. In performing such tests, we determined we had four “reporting units” which contained goodwill. These reporting units were four of our reporting segments: marine transportation, natural gas/LPG services, sulfur and fertilizer.
     We determined fair value in each reporting unit based on a multiple of current annual cash flows. We determined such multiple from our recent experience with actual acquisitions and dispositions and valuing potential acquisitions and dispositions.
     Environmental Liabilities
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
     Allowance for Doubtful Accounts
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
     Asset Retirement Obligation
     In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize and measure our asset retirement obligations and the associated asset retirement cost upon acquisition of the related asset. Subsequent measurement and accounting provisions are in accordance with SFAS 143.
     On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47, which was effective for fiscal years ending after December 15, 2005, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. We have recognized asset retirement obligations, where appropriate.
     Reclassifications
     As previously reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, which was filed with the SEC on November 9, 2005, we converted to a new accounting system in August 2005. In connection with the system conversion, we closely examined expense classifications under the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses or costs of products sold. As a result, those expenses were set up in the new system with the new classification. Accordingly, it is necessary for us to reclassify the related expense items for fiscal years 2001, 2002, 2003 and 2004. Since the reclassifications, as indicated in the tables set forth below, had no impact on the prior periods’ revenues, operating income, cash flows from operations or net income, we have determined that the reclassifications are not material to our audited financial statements for the prior periods. Nonetheless, we are effecting the reclassifications for prior periods in order to provide comparative clarity and consistency among the 2001-2004 annual periods when compared to our financial reporting for our current 2005 fiscal year.
     The following tables set forth the effects of the reclassifications on certain line items within our previously reported consolidated statements of income for the years ended December 31, 2004, 2003, 2002 and 2001 (dollars in thousands), which statements of income and certain relevant footnotes thereto as well as the relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations for those periods have been updated.
Year Ended December 31, 2004

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$—	$229,841
Cost of products sold (as reclassified)	6,775	197,859	—	25,342	—	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	—	32,423
Operating expenses (as reclassified)	8,494	1,185	24,796	—	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	1,793	2,766	8,385
Selling, general and administrative (as reclassified)	399	1,200	175	1,658	2,766	6,198
Year Ended December 31, 2003

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Cost of products sold (as previously reported)	$107	$128,055	$—	$22,605	$—	$150,767
Cost of products sold (as reclassified)	107	128,055	—	22,730	—	150,892
Operating expenses (as previously reported)	1,413	1,052	18,135	—	—	20,600
Operating expenses (as reclassified)	2,141	1,314	18,135	—	—	21,590
Selling, general and administrative (as previously reported)	1,180	1,362	305	1,566	1,688	6,101
Selling, general and administrative (as reclassified)	452	1,100	305	1,441	1,688	4,986

Year Ended December 31, 2002

	Terminalling					Consolidating
	and Storage	LPG	Marine	Fertilizer	SG&A	Reclassification	Total
Cost of products sold (as previously reported)	$—	$87,189	$—	$23,324	$—	$(5)	$110,508
Cost of products sold (as reclassified)	—	87,189	—	23,762	—	(5)	110,946
Operating expenses (as previously reported)	1,181	1,307	17,201	—	—	21	19,710
Operating expenses (as reclassified)	1,724	1,632	17,201	—	—	21	20,578
Selling, general and administrative (as previously reported)	1,266	1,365	524	2,474	1,011	(16)	6,624
Selling, general and administrative (as reclassified)	723	1,040	524	2,036	1,011	(16)	5,318
Year Ended December 31, 2001

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Cost of products sold (as previously reported)	$—	$93,664	$—	$26,103	$—	$119,767
Cost of products sold (as reclassified)	—	93,664	—	26,684	—	120,348
Operating expenses (as previously reported)	1,075	1,538	17,845	14	—	20,472
Operating expenses (as reclassified)	1,331	2,111	17,845	14	—	21,301
Selling, general and administrative (as previously reported)	1,277	1,963	505	3,009	759	7,513
Selling, general and administrative (as reclassified)	1,021	1,390	505	2,428	759	6,103
Our Relationship with Martin Resource Management
     We are both an important supplier to and customer of Martin Resource Management. We provide marine transportation and terminalling and storage services to Martin Resource Management under the following agreements. Effective each November 1, these agreements automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then- applicable term.
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

•	Martin Resource Management transports LPG shipments and other liquid products under a motor carrier agreement. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

•	We lease 65 million gallons of underground storage capacity in Arcadia, Louisiana from Martin Resource Management under an underground storage agreement. Our per-unit cost under this agreement was fixed for the first year of the agreement and is adjusted annually based on a price index.

•	We purchase sulfuric acid and marine fuel on a spot-contract basis at a set margin over Martin Resource Management’s cost under product supply agreements.

•	We use Martin Resource Management’s Mont Belvieu truck loading and unloading terminal and pipeline distribution system under a throughput agreement. Our throughput fees were fixed for the first year of the agreement and are adjusted on an annual basis in accordance with a price index.
     We are a party to several other agreements with Martin Resource Management. In October 2005, several of these agreements were amended to expand the term thereof and to make adjustments to the pricing terms. All of such adjustments were based upon current market conditions and rates and were approved by our conflicts committee. The result of such pricing adjustments, should increase the net income received by us under all of the agreements after taking into account all amounts paid by us to Martin Resource Management under such agreements. The agreements between us and Martin Resource Management are as follows:
•	We provide terminalling and storage services to Martin Resource Management under a terminal services agreement. Effective each December 1, this agreement will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The throughput per gallon fee we charge under this agreement is adjusted annually based on a price index.

•	We provide marine transportation services to Martin Resource Management under a transportation services agreement. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The hourly rate we charge under this agreement is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate

•	Martin Resource Management provides terminal services to us under a lubricants and drilling fluids terminal services agreement. Effective each November 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is adjusted annually based on a price index.
     Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement. Under the omnibus agreement, we are required to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. As of March 13, 2006, we have not increased this cap. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf. We are required to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business
Our Relationship with CF Martin Sulphur, L.P.
     On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and will conduct its day-to-day operations. Subsequent to the acquisition, CF Martin Sulphur is a wholly owned partnership which is included in the consolidated financial presentation of our sulfur segment.
     Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter, which had an unlimited term, was terminated on November 18, 2005. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur this contingent obligation has been terminated.
Results of Operations
     The results of operations for the years ended December 31, 2005, 2004 and 2003 have been derived from the consolidated financial statements of Martin Midstream Partners L.P.

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Revenues:
Terminalling and storage	$23,081	$17,919	$6,921
Marine transportation	35,451	34,780	26,342
Product sales:
Natural gas/LPG services	301,676	203,427	133,038
Sulfur	36,784	—	—
Fertilizer	31,634	29,780	26,296
Terminalling and storage	9,817	8,238	134

	379,911	241,445	159,468

Total revenues	438,443	294,144	192,731

Costs and expenses:
Cost of products sold:
Natural gas/LPG services	291,109	197,859	128,055
Sulfur	25,657	—	—
Fertilizer	26,975	25,342	22,730
Terminalling and storage	8,079	6,775	107

	351,820	229,976	150,892

Expenses:
Operating expenses	46,888	34,475	21,590
Selling, general and administrative	8,133	6,198	4,986
Depreciation and amortization	12,642	8,766	4,765

Total costs and expenses	419,483	279,415	182,233

Other operating income	—	—	589

Operating income	18,960	14,729	11,087

Other income (expense):
Equity in earnings of unconsolidated entities	1,591	912	2,801
Interest expense	(6,909)	(3,326)	(2,001)
Other, net	238	11	94

Total other income (expense)	(5,080)	(2,403)	894

Income before income taxes	$13,880	$12,326	$11,981

     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Operating income:
Terminalling and storage	$9,314	$6,749	$3,818
Marine transportation	2,384	5,827	4,693
Natural gas/LPG services	6,003	3,080	2,456
Sulfur	2,937	—	—
Fertilizer	1,785	1,839	1,808
Indirect selling, general, and administrative expenses	(3,463)	(2,766)	(1,688)

Operating income	$18,960	$14,729	$11,087

Equity in earnings of unconsolidated entities	$1,591	$912	$2,801

     Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, income tax expenses, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.
     Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Our total revenues were $438.4 million for the year ended December 31, 2005 compared to $294.1 million for the year ended December 31, 2004, an increase of $144.3 million, or 49%. Our cost of products sold was $351.8 million for the year ended December 31, 2005 compared to $230.0 million for the year ended December 31, 2004, an increase of $121.8 million, or 53%. Our total operating expenses were $46.9 million for the year ended December 31, 2005 compared to $34.5 million for the year ended December 31, 2004, an increase of $12.4 million, or 36%.
     Our total selling, general and administrative expenses were $8.1 million for the year ended December 31, 2005 compared to $6.2 million for the year ended December 31, 2004, an increase of $1.9 million, or 31%. Total depreciation and amortization was $12.6 million for the year ended December 31, 2005 compared to $8.8 million for the year ended December 31, 2004, an increase of $3.8 million, or 43%. Our operating income was $19.0 million for the year ended December 31, 2005 compared to $14.7 million for the year ended December 31, 2004, an increase of $4.3 million, or 29%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues:
Services	$23,081	$17,919
Products	9,817	8,238

Total Revenues	32,898	26,157

	Years Ended December 31,
	2005	2004
	(In thousands)
Cost of products sold	8,079	6,775
Operating expenses	10,879	8,494
Selling, general and administrative expenses	250	399
Depreciation and amortization	4,376	3,740

Operating income	$9,314	$6,749

     Revenues. Our terminalling and storage revenues increased $6.7 million, or 26%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Service revenue accounted for $5.2 million of this increase. The service revenue increase was primarily a result of owning the Neches and Freeport OOS terminals for the full year of 2005. This accounted for $3.2 million of the service revenue increase. The balance of the service revenue increase was a result of increased volumes and terminalling and storage rates at our Gulf Coast shore based terminals. Product revenue increased $1.6 million due to a 16% increase in product cost that was passed through to our customers, and a 1% increase in sales volume.
     Cost of products sold. Our cost of products sold increased $1.3 million, or 19%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily a result of a 16% increase in product cost, and a 1% increase in sales volumes.
     Operating expenses. Operating expenses increased $2.4 million, or 28%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily a result of additional operating expenses of $1.1 million from the Neches terminal acquisition. These additional expenses were the result of owning this facility for the full year of 2005. Hurricane expenses accounted for an additional $0.7 million and we also experienced an increase in natural gas utilities cost of $0.4 million.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 37%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily a result of a collection of a previously written off bad debt.
     Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 17%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was a result of the Neches terminal acquisition.
     In summary, terminalling and storage operating income increased $2.6 million, or 38%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	$35,451	$34,780
Operating expenses	27,768	24,796
Selling, general and administrative expenses	357	175
Depreciation and amortization	4,942	3,982

Operating income	$2,384	$5,827

     Revenues. Our marine transportation revenues increased $0.7 million, or 2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Our inland marine assets, coupled with leased inland marine assets generated an additional $3.7 million in revenue due to stronger customer demand, higher equipment utilization, and charging our inland customers the increase in our fuel costs. Partially offsetting these increases in inland revenue was a decrease of $0.9 million in offshore revenues as a result of decreased utilization and downtime as upgrades were performed to prepare to handle petroleum products. Because the majority of our inland equipment is on time charter, the impact of Hurricanes Katrina and Rita was minor.

     Intersegment sales of $2.1 million from our marine transportation segment to our sulfur segment were eliminated, reducing reported marine transportation revenue by this amount. Our sulfur segment accounted for this cost in operating expense. This intersegment charge has been eliminated from our sulfur segment’s operating expenses. Prior to July 15, 2005, we owned an unconsolidated, non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. As of July 15, 2005, CF Martin is now one of our wholly-owned subsidiaries. As a result, all intercompany transactions are eliminated in consolidation.
     Operating expenses. Operating expenses increased $3.0 million, or 12%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was a result of increased operating costs, including leased operating equipment, outside towing, fuel expenses, and wage costs.
     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 104%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Depreciation and amortization. Depreciation and amortization increased $1.0 million, or 24%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was due primarily to maintenance capital expenditures made in the last 12 months.
     In summary, our marine transportation operating income decreased $3.4 million, or 59%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Without the new intersegment revenue eliminations resulting from the establishment of our sulfur segment, operating income would have only decreased $1.3 million, or 23%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Natural Gas/LPG Services Segment
     The following table summarizes our results of operations in our natural gas/LPG services segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	$301,676	$203,427
Cost of products sold	291,109	197,859
Operating expenses	2,455	1,185
Selling, general and administrative expenses.	1,753	1,200
Depreciation and amortization	356	103

Operating income	$6,003	$3,080

Equity in Earnings of Unconsolidated Entities	$1,369	$—

LPG Volumes (gallons)	270,524	226,565
Gas Volumes (MMbtu)	297,595	—
     Revenues. Our natural gas/LPG services revenues increased $98.3 million, or 48%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Of the increase, $85.5 million is related to our historical LPG distribution segment. Our average sales price per gallon from our historical LPG distribution segment was 23% higher in 2005 compared to 2004. Also, our sales volume from our historical LPG distribution segment increased 15% as a result of increased demand from our retail propane customers as well as increased demand from our industrial customers.
     The remaining $12.8 million increase is related to our acquisition of Prism Gas on November 10, 2005. These revenues are comprised of $8.8 million of LPG sales, $3.3 million of natural gas sales and $0.2 million of gathering and processing fees. Also, included in revenue was $0.5 million of gains on derivative contracts.
     Costs of product sold. Our cost of products increased $93.3 million, or 47%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Of the increase, $81.8 million is related to our historical LPG distribution segment. This increase was less than the corresponding increase in LPG revenues as we were able to increase our per gallon margins. Much of this margin increase was the result of rapid LPG price increases that occurred in the third quarter of 2005. These rapid price increases were the result of Hurricanes Katrina and Rita. The balance of the increase of $11.5 million is a result of the Prism Gas acquisition.

     Operating expenses. Operating expenses increased $1.3 million, or 107%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. An increase of $0.8 million was a result of additional operating expenses incurred from the East Texas Pipeline acquisition, and $0.2 million resulted from the Prism Gas acquisition. The remaining increase was a result of increased operating costs in our historical LPG distribution segment.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 46%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily a result of the East Texas Pipeline and Prism Gas acquisitions made in 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 246%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily a result of the East Texas Pipeline and Prism Gas acquisitions made in 2005.
     In summary, our natural gas/LPG services operating income increased $2.9 million, or 95%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $1.4 million for the year ended December 31, 2005. In connection with the Prism Gas acquisition on November 10, 2005, we acquired an unconsolidated 50% interest in Waskom Gas Processing Company and the Matagorda Offshore Gathering System. We also acquired 50% interest in Panther Interstate Pipeline Energy LLC, the owner of the Fishhook Gathering System. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income.
     Sulfur Segment.
     The following table summarizes our results of operations in our sulfur segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	$36,784	$—
Cost of products sold	25,657	—
Operating expenses	5,786	—
Selling, general and administrative expenses	614	—
Depreciation and amortization	1,790	—

Operating income	$2,937	$—

Equity in Earnings of Unconsolidated Entities	$222	$912

Sulfur Volumes (long tons)	533.5	—

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
     Intersegment expense of $2.1 million, which is the charge from our marine transportation segment to our sulfur segment for the charter of one offshore tug/barge tanker unit and certain inland equipment which was eliminated from our sulfur segment’s operating expenses.
     Equity in earnings of unconsolidated entities. For the years ended December 31, 2005 and 2004, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005. Equity in earnings of our unconsolidated interest in CF Martin Sulphur for the period January 1, 2005 through July 15, 2005 was $0.2 million compared to $0.9 for the year ended December 31, 2004.

     Fertilizer Segment
     The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	$31,634	$29,780
Cost of products sold	26,975	25,342
Selling, general and administrative expenses	1,696	1,658
Depreciation and amortization	1,178	941

Operating income	$1,785	$1,839

Fertilizer Volumes (tons)	138.1	146.2
     Revenues. Our fertilizer revenues increased $1.9 million, or 6%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. We experienced a 12% increase in our average sales prices, as we passed through increased raw materials costs to our customers. Our sales volume decreased by 6% as a result of an abnormally dry year in certain of our market areas. We also experienced a decrease in sales volume on some of our specialty products. Unfavorable weather conditions in some of our marked areas contributed to this volume decrease.
     Costs of products sold. Our cost of products sold increased $1.6 million, or 6%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. An increase of 9% in our cost per ton of fertilizer products sold was a result of increased costs of raw materials. Our sales volume decreased 6%, somewhat offsetting the increase in our cost per ton.
     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both years.
     Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 25%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
     In summary, our fertilizer operating income was approximately the same for both years.
     Statement of Operations Items as a Percentage of Revenues.
     In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2005 and December 31, 2004. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	100%	100%
Cost of products sold	80%	78%
Operating expenses	11%	12%
Selling, general and administrative expenses	2%	2%
Depreciation and amortization	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the years ended December 31, 2005 and 2004, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005 and the unconsolidated interests in Waskom Gas Processing Company, the Matagorda Offshore Gathering System and Panther Interstate Pipeline Energy, L.L.C. owned by Prism Gas since its acquisition on November 10, 2005.

     Interest Expense
     Our interest expense for all operations was $6.9 million for 2005 compared to $3.3 million for 2004, an increase of $3.6 million, or 109%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in 2005 compared to 2004. Additionally, interest expense was offset by a decrease in amortization of deferred debt costs of $0.3 million for 2005 compared to 2004.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $3.5 million for 2005 compared to $2.8 million for 2004, an increase of $0.7 million or 25%. This increase was due to increased overhead allocation of $0.2 million from Martin Resource Management, increased costs related to complying with the requirements of the Sarbanes-Oxley Act of 2002 of $0.2 million, and increased costs for legal, audit, consulting and professional fees of $0.3 million.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocating of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisitions or construction of new assets or businesses. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.3 million for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004.
     Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
     Our total revenues were $294.1 million for the year ended December 31, 2004 compared to $192.7 million for the year ended December 31, 2003, an increase of $101.4 million, or 53%. Our cost of products sold was $230.0 million for the year ended December 31, 2004 compared to $150.9 million for the year ended December 31, 2003, an increase of $79.1 million, or 52%. Our total operating expenses were $34.5 million for the year ended December 31, 2004 compared to $21.6 million for the year ended December 31, 2003, an increase of $12.9 million, or 60%.
     Our total selling, general and administrative expenses were $6.2 million for the year ended December 31, 2004 compared to $5.0 million for the year ended December 31, 2003, an increase of $1.2 million, or 24%. Total depreciation and amortization was $8.8 million for the year ended December 31, 2004 compared to $4.8 million for the year ended December 31, 2003, an increase of $4.0 million, or 84%. Other operating income in 2003 solely consisted of a gain of $0.6 million related to an involuntary conversion of assets. Our operating income was $14.7 million for the year ended December 31, 2004 compared to $11.1 million for the year ended December 31, 2003, an increase of $3.6 million, or 33%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment. The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues:
Services	$17,919	$6,921
Products	8,238	134

Total Revenues	26,157	7,055
Cost of products sold	6,775	107
Operating expenses	8,494	2,141
Selling, general and administrative expenses	399	452
Depreciation and amortization	3,740	537

Operating income	$6,749	$3,818

     Revenues. Our terminalling and storage revenues increased $19.1 million, or 271%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to additional revenue generated by the Tesoro Marine assets we acquired in December 2003. These assets accounted for $8.3 million in terminalling and storage service revenues and $8.2 million in lubricant products sales in 2004. These assets contributed $0.3 million in revenue in 2003. During 2004, we also had increased revenues of $2.8 million from the Neches terminal acquisition.
     Cost of products sold. Our cost of products sold was $6.8 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. This amount represents lubricant cost of products sold as a result of the Tesoro Marine acquisition in December 2003.
     Operating expenses. Operating expenses increased $6.4 million, or 297%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily a result of additional operating expenses of $4.6 million from the Tesoro Marine asset acquisition, and $1.3 million from the Neches terminal acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 12%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.
     Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 596%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was a result of the Tesoro Marine asset acquisition and the Neches terminal acquisition.
     In summary, terminalling and storage operating income increased $2.9 million or 77%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.
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
     Natural Gas/LPG Services Segment. The following table summarizes our results of operations in our natural gas/LPG services segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	$203,427	$133,038
Cost of products sold	197,859	128,055
Operating expenses	1,185	1,314
Selling, general and administrative expenses	1,200	1,100
Depreciation and amortization	103	113

Operating income	$3,080	$2,456

LPG Volumes (gallons)	226,565	192,478
     Revenues. Our natural gas/LPG services revenues increased $70.4 million, or 53%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Our sales volume increased 18% as a result of increased demand from industrial customers and increased sales to retail propane customers, as we improved our market share in certain portions of our marketing area. Also, our average sales price per gallon was 30% higher in 2004 compared to 2003. This price increase was due to a general increase in the prices of LPGs.
     Costs of product sold. Our cost of products increased $69.8 million, or 55%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to a general increase in the prices of LPG’s. Our gross margin per gallon remained approximately the same for both periods.
     Operating expenses. Operating expenses declined $0.1 million, or 10%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 9%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both years.
     In summary, our natural gas/LPG services income increased $0.6 million, or 25%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     Fertilizer Segment. The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	$29,780	$26,296
Cost of products sold	25,342	22,730
Selling, general and administrative expenses	1,658	1,441
Depreciation and amortization	941	906

Operating income	$1,839	$1,219
Other operating income	—	589

Operating income	$1,839	$1,808

Fertilizer Volumes (tons)	138.1	144.9
     Revenues. Our fertilizer revenues increased $3.5 million, or 13%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. We experienced a 12% increase in our average sales prices, as we were able to pass through increased raw material costs. Our sales volume also increased by 1%.
     Costs of products sold. Our cost of products sold increased $2.6 million, or 11%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to an 11% increase in our cost per ton of fertilizer products sold, as well as a 1% increase in sales volume. The increased cost per ton was a result of price increases in raw materials.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million, or 15%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.
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

	Years Ended December 31,
	2004	2003
	(In thousands)
Revenues	100%	100%
Cost of products sold	78%	78%
Operating expenses	12%	11%
Selling, general and administrative expenses	2%	3%
Depreciation and amortization	3%	2%
     Equity in Earnings of Unconsolidated Entities. For the years ended December 31, 2004 and 2003, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur.
     Equity in earnings of unconsolidated entities for 2004 of $0.9 million decreased $1.9 million, or 67%, from the same period in 2003. As a result, we recorded a negative investment in CF Martin Sulphur of $750,000 which we expected to recover through future earnings. This decrease was the result of a 16% decline in volume sold and a decline in the operating margin. The decrease in volume sold was a result of reduced demand by a certain customer in the second quarter of 2004 and a reduction of sulfur supply available for sale in the first quarter of 2004. The decline in operating margin was a result of decreased utilization of CF Martin Sulphur’s barge transportation system in the third quarter of 2004 due to the four hurricanes that impacted the Gulf of Mexico and Florida. Due to these factors, the cash distributions we received from CF Martin Sulphur decreased by $1.6 million in 2004 compared to 2003. For 2004 we received cash distributions of $2.0 million. For the same period in 2003, we received cash distributions of $3.6 million.
     Equity in earnings of CF Martin Sulphur included amortization of the difference between our book investment in the partnership and our related underlying equity balance. Such amortization amounted to $0.5 million for both years.
     Interest Expense. Our interest expense for all operations was $3.3 million for 2004 compared to $2.0 million for 2003, an increase of $1.3 million, or 66%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in 2004 compared to 2003. Additionally, there was an increase in amortization of deferred debt costs of $0.4 million for 2004 compared to 2003.
     Indirect Selling, General and Administrative Expenses. Indirect selling, general and administrative expenses were $2.8 million for 2004 compared to $1.7 million for 2003, an increase of $1.1 million or 64%. This increase was primarily due to increased overhead allocation of $0.3 million from Martin Resource Management and increased costs related to complying with the requirements of the Sarbanes-Oxley Act of 2002.
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
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     In 2005, cash increased $3.3 million as a result of $32.1 million provided by operating activities, $138.5 million used in investing activities and $109.7 million provided by financing activities. In 2004, cash increased $0.9 million as a result of $12.8 million provided by operating activities, $34.3 million used in investing activities and $22.4 million provided by financing activities. In 2003, cash increased $0.5 million as a result of $10.3 million provided by operating activities, $27.6 million used in investing activities and $17.9 million provided by financing activities.
     For the periods presented, our investing activities consisted primarily of acquisitions and capital expenditures. Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:
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

     In 2005, our investing activities consisted primarily of payments for acquisitions of $114.2 million, payments for property plant and equipment of $24.8 million, investments in partnerships of $0.8 million and cash distributions received from partnerships of $0.7 million and proceeds from sale of property, plant and equipment of $0.1 million.
     In 2004, our investing activities consisted primarily of cash paid for acquisitions, payments for property, plant and equipment, proceeds from sale of property, plant and equipment and cash distributions received from an unconsolidated partnership.
     In 2003, our investing activities consisted of cash paid for acquisitions and property, plant and equipment, cash distributions received from an unconsolidated partnership and insurance proceeds from a casualty loss at one of our fertilizer facilities.
     For 2005, 2004 and 2003 our capital expenditures for property and equipment were $79.2 million, $35.4 million and $31.9 million, respectively.
     As to each period:
•	In 2005, we spent $74.1 million for expansion and $5.1 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Prism Gas and CF Martin acquisitions, the Bay sulfur priller acquisition in Stockton, California, and the sulfur priller construction project at our Neches facility in Beaumont, Texas. Also, we are constructing a sulfuric acid plant at our facility in Plainview, Texas and we acquired A & A Fertilizer located in Beaumont, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities.

•	In 2004, we spent $30.2 million for expansion and $5.2 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Neches and Freeport terminal acquisitions. Our maintenance capital expenditures were primarily made in our marine transportation business for routine dockings of our vessels pursuant to United States Coast Guard requirements and terminal and fertilizer facilities.

•	In 2003, we spent $29.2 million for expansion and $2.8 million for maintenance. Our expansion capital expenditures were made in connection with the Tesoro Marine and Cross acquisitions, as well as the acquisition of an inland pushboat and two inland tank barges. Our maintenance capital expenditures were primarily made in our marine transportation business for required Coast Guard dry docking of our vessels. We received $0.7 million from insurance proceeds relating to a fire loss, offsetting a portion of our maintenance capital expenditures.
     In 2005, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $19.0 million, payments of long-term debt under our current and predecessor credit facilities of $134.1 million and borrowings of long-term debt under our current and predecessor credit facilities of $250.9 million and payments of debt issuance costs of $3.7 million. In November, 2005, we issued 756,480 common units in connection with acquisition of Prism Gas. Our general partner contributed $0.5 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.
     In 2004, our financing activities consisted of net proceeds from a public offering and related transactions of $34.8 million, cash distributions paid to common and subordinated unitholders of $17.5 million, payments of long-term debt under our credit facility of $43.2 million and borrowings of long-term debt under our predecessor credit facility of $49.2 million and payments of debt issuance costs of $0.9 million. In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.
     In 2003, our financing activities consisted of borrowings on our predecessor credit facility, payments of debt issuance costs and cash distributions paid to unitholders. Borrowings of $30.0 million from our predecessor credit facility were used to acquire assets of Tesoro Petroleum, Cross Oil and marine assets from a third party. We paid $0.9 million in debt issuance costs related to the expansion of our predecessor credit facility from $60.0 million to $80.0 million. Cash distributions of $13.2 million were paid to our common and subordinated unitholders.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of December 31, 2005, we had $201.3 million of outstanding indebtedness, consisting of outstanding borrowings of $62.2 million under our revolving credit facility, $130.0 million under our term loan facility and $9.1 million of U.S. Government Guaranteed Ship Financing Bonds. Under our prior acquisition subfacility, we borrowed $3.5 million in connection with the acquisition of the East Texas Pipeline in January 2005, $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005, and $19.4 million in connection with the acquisition of the partnership interests in CF Martin Sulphur not owned by us in July 2005. In connection with the CF Martin Sulphur acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. The remaining indebtedness relates to certain financing of CF Martin Sulphur under its U.S. Government Guaranteed Ship Financing Bonds. These bonds were paid on March 6, 2006 with available cash and borrowings from our revolving credit facility.
     In November 2005, we borrowed approximately $63.1 million under our credit facility to pay a portion of the purchase price for the Prism Gas acquisition. The remainder of the purchase price was funded by $5.0 million previously escrowed by us, $15.5 million of new equity capital provided by Martin Resource Management in exchange for newly issued common units, approximately $9.6 million of newly issued common units issued to certain of the sellers and approximately $0.8 million in capital provided by Martin Resource Management for acquisition costs and in order to continue the 2% general partnership interest in us. The common units were priced at $32.54 per common unit, based on the average closing price of our common units on the Nasdaq during the ten trading days immediately preceding and immediately following the date of the execution of the definitive purchase agreement.
     In September 2004, we filed a shelf registration statement with the SEC covering the offer and sale from time to time, in our discretion and as our business circumstances and market conditions warrant, of up to $200 million of our common units, debt securities, and/or debt securities of our operating subsidiary. In January 2006, we completed a public offering of 3,000,000 common units as well as the full over-allotment of an additional 450,000 units at a price of $29.12 per common unit, before payment of underwriters’ discounts, commissions and offering expenses. After the completion of our offering in January 2006, we have $100 million available under this registration statement. The nature and terms of any securities to be offered and sold under the registration statement, including the use of proceeds, will be described in related prospectus supplements to be filed with the SEC from time to time.
     We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2006. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors — Risks Related to Our Business” for a discussion of such risks.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of December 31, 2005 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
	(In thousands)
Long-Term Debt
Revolving credit facility	$62,200	$—	$—	$62,200	$—
Term loan facility	130,000	—	—	130,000	—
U.S. Government Guaranteed Ship Financing Bonds(1)	9,104	9,104	—	—	—
Non-competition agreements	1,250	250	500	300	200
Operating leases	9,788	2,497	2,859	1,125	3,307
Interest expense(2)
Revolving Credit Facility(3)	23,045	4,743	9,487	8,815	—
Term loan facility	48,000	9,880	19,760	18,360	—

Total contractual cash obligations	$283,387	$26,474	$32,606	$220,800	$3,507

(1)	Pursuant to the terms of our credit facility, were required to repay this indebtedness not later than March 31, 2006. This indebtedness was redeemed on March 6, 2006 with available cash and borrowings from our revolving credit facility.

(2)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

(3)	As described elsewhere herein, we repaid the revolving credit facility using proceeds from our follow-on offering on January 17, 2006.
     Letter of Credit At December 31, 2005, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Other Obligations
     In connection with the acquisition of the remaining interests in CF Martin Sulphur not owned by us, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. Of the $11.5 million of indebtedness we assumed, $9.4 million relates to U.S. Government Guaranteed Ship Financing Bonds maturing in 2021. The outstanding balance as of December 31, 2005 was $9.1 million. These bonds were payable in equal semi-annual installments of $291,000 and were secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of our credit facility, we were required to repay these bonds (including the applicable prepayment premium) by March 31, 2006. This indebtedness was paid on March 6, 2006 with available cash and borrowings from our revolving credit facility. At such time, we also paid the related $1.2 million pre-payment premium.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility. The credit facility is comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. On November 10, 2005, we borrowed $130.0 million under the term loan facility and $52.2 million under the revolving credit facility to repay preexisting indebtedness under our predecessor credit facility and to fund a portion the purchase price paid in the Prism Gas acquisition. On December 13, 2005, we borrowed $5.7 million under the revolving credit facility to fund the purchase price paid in the A & A Fertilizer acquisition.

     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 2.25%. The applicable margin for term loans that are LIBOR loans ranges from 2.25% to 3.25% and the applicable margin for term loans that are base prime rate loans ranges from 1.25% to 2.25%. The applicable margin for existing borrowings is 3.25%. We incur a commitment fee on the unused portions of the credit facility.
     In addition, the credit facility contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) our joint ventures to incur indebtedness or grant certain liens.
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter.
     On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     As of March 13, 2006, our outstanding indebtedness includes $142.0 million under our credit facility.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business of CF Martin Sulphur are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, marine transportation and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted our operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.

Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2005, 2004 and 2003. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure our unitholders that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure our unitholders that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during, 2001, 2002, 2003, 2004 or 2005. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy and will monitor and manage the commodity market risk associated with Prism Gas in accordance with this hedging policy. For the period ended December 31, 2005, changes in the fair value of our derivative contracts were recorded in earnings since we had not designated any of our derivative instruments as hedges as of December 31, 2005.
Commodity Price Risk.
     As a result of our Prism Gas acquisition, we are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2006 to protect a portion of its commodity exposure from these POL and POP contracts. As of December 31, 2005, Prism Gas had hedged approximately 64% of its commodity risk by volume for 2006. In early 2006, Prism Gas hedged approximately 30% of its commodity risk by volume for 2007 and approximately 17% of its commodity risk by volume for 2008. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane. We anticipate entering into additional commodity derivatives in 2006 and beyond to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.

Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Natural Gas	10,000 MMBTU/Month (Jan-Mar)	Natural Gas Swap ($10.69)	CenterPoint East
2006	Natural Gas	10,000 MMBTU/Month (Jan-Mar)	Natural Gas Swap ($11.50)	CenterPoint East
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.03)	Houston Ship Channel
2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.54)	Houston Ship Channel
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	NYMEX
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
     Our natural gas/LPG services business is a “margin-based” business in which our gross profits depend on the excess of our sales prices over our supply costs. As a result, our profitability is sensitive to changes in the market price of LPGs. LPGs are a commodity and the price we pay for them can fluctuate significantly in response to supply and other market conditions over which we have no control. When there are sudden and sharp decreases in the market price of LPGs, we may not be able to maintain our margins. Consequently, sudden and sharp decreases in the wholesale cost of LPGs could reduce our gross profits. We attempt to minimize our exposure to market risk by maintaining a balanced inventory position by matching our physical inventories and purchase obligations with sales commitments.
     Other than the current and anticipated hedging arrangements noted above, we have not historically acquired and held inventory or derivative financial instruments for the purpose of speculating on price changes that might expose us to indeterminable losses.
     We entered into the current hedging arrangements with an investment grade subsidiary of a major oil company and investment grade banks. While we anticipate that future derivative transactions will be entered into with investment grade counterparties, and that we will actively monitor the credit rating of such counterparties, it is nevertheless possible that losses will result from counterparty credit risk in the future.
     Our principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in economic, regulatory or other factors. Our standard gas and NGL sales contracts contain adequate assurance provisions which allow us to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us.
Interest Rate Risk.
     We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.61% as of December 31, 2005. We had a total of $201.3 million of indebtedness outstanding under our credit facility as of the date hereof. Based on the amount of debt owed by us on December 31, 2005, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.0 million annually.
     As of March 13, 2006, we had a total of $142.0 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $1.4 million annually.

Item 8. Financial Statements and Supplementary Data
The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
/s/ KPMG LLP
Shreveport, Louisiana
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Martin Midstream Partners L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Martin Midstream’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Martin Midstream Partners L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Martin Midstream Partners L.P. acquired Prism Gas on November 10, 2005, and management excluded it from assessment of the effectiveness of Martin Midstream Partners L.P. internal controls over financial reporting as of December 31, 2005. Prism Gas’s internal control over financial reporting associated with total assets of $112,409,788 and total revenues of $12,789,118 included in the consolidated financial statements of Martin Midstream Partners L.P. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Martin Midstream Partners L.P. also excluded an evaluation of the internal control over financial reporting of Prism Gas.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, capital/equity, and cash flows for each of the three years ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 14, 2006

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash	$6,465	$3,184
Accounts and other receivables, less allowance for doubtful accounts of $140 and $427	72,162	43,526
Product exchange receivables	2,141	50
Inventories	33,909	23,165
Due from affiliates	1,475	1,892
Other current assets	1,420	724

Total current assets	117,572	72,541

Property, plant, and equipment, at cost	235,218	148,241
Accumulated depreciation	(59,505)	(38,472)

Property, plant and equipment, net	175,713	109,769

Goodwill	27,600	2,922
Investment in unconsolidated entities	59,879	—
Other assets, net	8,280	3,100

	$389,044	$188,332

Liabilities and Capital

Current installments of long-term debt	$9,104	—
Trade and other accounts payable	67,387	$26,537
Product exchange payables	9,624	9,081
Due to affiliates	3,492	429
Income taxes payable	6,345	—
Other accrued liabilities	3,617	2,443

Total current liabilities	99,569	38,490

Long-term debt	192,200	73,000
Other long-term obligations	1,710	1,308

Total liabilities	293,479	112,798

Partners’ capital	95,565	75,534

Commitments and contingencies

	$389,044	$188,332

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per unit amounts)
Revenues:
Terminalling and storage	$23,081	$17,919	$6,921
Marine transportation	35,451	34,780	26,342
Product sales:
Natural gas/LPG services	301,676	203,427	133,038
Sulfur	36,784	—	—
Fertilizer	31,634	29,780	26,296
Terminalling and storage	9,817	8,238	134

	379,911	241,445	159,468

Total revenues	438,443	294,144	192,731

Costs and expenses:
Cost of products sold:
Natural gas/LPG services	291,109	197,859	128,055
Sulfur	25,657	—	—
Fertilizer	26,975	25,342	22,730
Terminalling and storage	8,079	6,775	107

	351,820	229,976	150,892

Expenses:
Operating expenses	46,888	34,475	21,590
Selling, general and administrative	8,133	6,198	4,986
Depreciation and amortization	12,642	8,766	4,765

Total costs and expenses	419,483	279,415	182,233

Other operating income	—	—	589

Operating income	18,960	14,729	11,087

Other income (expense):
Equity in earnings of unconsolidated entities	1,591	912	2,801
Interest expense	(6,909)	(3,326)	(2,001)
Other, net	238	11	94

Total other income (expense)	(5,080)	(2,403)	894

Net income	$13,880	$12,326	$11,981

General partner’s interest in net income	$278	$247	$240
Limited partners’ interest in net income	$13,602	$12,079	$11,741
Net income per limited partner unit	$1.58	$1.45	$1.64
Weighted average limited partner units	8,583,634	8,349,551	7,153,362
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL/EQUITY
For the years ended December 31, 2005, 2004 and 2003

	Partners’ Capital
	Limited Partners				General Partner
	Common		Subordinated
	Units	Amount	Units	Amount	Amount	Total
			(Dollars in thousands)
Balances – December 31, 2002	2,900,000	$48,396	4,253,362	$(1,288)	$(2)	$47,106
Net income		4,760	—	6,981	240	11,981
Cash distributions ($1.81 per unit)	—	(5,242)	—	(7,689)	(264)	(13,195)

Balances – December 31, 2003	2,900,000	47,914	4,253,362	(1,996)	(26)	45,892
Net income	—	5,923	—	6,156	247	12,326
Follow-on public offering	1,322,500	34,016	—	—	—	34,016
General partner contribution	—	—	—	—	754	754
Cash distributions ($2.10 per unit)	—	(8,173)	—	(8,932)	(349)	(17,454)

Balances – December 31, 2004	4,222,500	79,680	4,253,362	(4,772)	626	75,534
Net income	—	6,756	—	6,846	278	13,880
Units issued in connection with Prism Gas acquisition	756,480	24,616	—	—	—	24,616
Conversion of subordinated units to common units	850,672	(1,599)	(850,672)	1,599	—	—
General partner contribution	—	—	—	—	502	502
Cash distributions ($2.19 per unit)	—	(9,247)	—	(9,315)	(405)	(18,967)

Balances – December 31, 2005	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$95,565

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$13,880	$12,326	$11,981

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,628	8,753	4,765
Amortization of deferred debt issue costs	600	886	486
Accretion of asset retirement obligations	14	13	—
(Gain) loss on disposition or sale of property, plant, and equipment	(37)	48	(3)
(Gain) loss on involuntary conversion of property, plant, and equipment	—	—	(589)
Equity in earnings of unconsolidated entities	(1,591)	(912)	(2,801)
Non-cash mark-to-market on derivatives	(555)	—	—
Distribution in-kind from equity investments	1,115	—	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(10,565)	(16,499)	(6,802)
Product exchange receivables	(1,974)	1,733	(743)
Inventories	(4,474)	(3,502)	(4,152)
Due from affiliates	417	(1,730)	170
Other current assets	36	32	(483)
Trade and other accounts payable	27,669	9,171	3,359
Product exchange payables	(8,238)	1,859	4,937
Due to affiliates	3,063	(131)	560
Other accrued liabilities	(496)	765	(412)
Change in other non-current assets, net	288	—	—
Change in other non-current liabilities, net	323	—	—

Net cash provided by operating activities	32,103	12,812	10,273

Cash flows from investing activities:
Payments for property, plant, and equipment	(24,814)	(5,182)	(2,904)
Acquisitions, net of cash acquired	(114,167)	(31,234)	(29,028)
Proceeds from sale of property, plant, and equipment	95	114	3
Insurance proceeds on fire loss	—	—	744
Investments in unconsolidated partnerships	(322)	—	—
Distributions from unconsolidated partnerships	697	1,980	3,564

Net cash used in investing activities	(138,511)	(34,322)	(27,621)

Cash flows from financing activities:
Payments of long-term debt	(134,091)	(43,215)	—
Net proceeds from follow on public offering	—	34,016	—
General partner contribution	502	754	—
Proceeds from long-term debt	250,900	49,215	32,000
Payments of debt issuance costs	(3,655)	(892)	(921)
Cash distributions paid	(18,967)	(17,454)	(13,195)
Proceeds from issuance of common units	15,000	—	—

Net cash provided by financing activities	109,689	22,424	17,884

Net increase in cash	3,281	914	536
Cash at beginning of period	3,184	2,270	1,734

Cash at end of period	$6,465	$3,184	$2,270

Non-cash:
Financed portion of non-compete agreement	$690	$398

Common units issued for acquisitions	$9,616

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership which provides terminalling and storage services for petroleum products and by-products, natural gas gathering, processing and LPG distribution, marine transportation services for petroleum products and by-products, sulfur gathering processing and distribution and fertilizer manufacturing and marketing.
     On November 10, 2005, the Partnership acquired Prism Gas Systems I, L.P. (“Prism Gas”) which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and the Panther Interstate Pipeline energy LLC (“Panther”) each accounted for under the equity method of accounting.
     The petroleum products and by-products we collect, transport, store and distribute are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. We operate primarily in the Gulf Coast region of the United States, which is a major hub for petroleum refining, natural gas gathering and processing and support services for the exploration and production industry.
(2) SIGNIFICANT ACCOUNTING POLICIES
     (a) Principles of Presentation and Consolidation
     The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R). No such variable interest entities exist as December 31, 2005.
     (b) Product Exchanges
     Product exchange balances due to other companies under negotiated agreements are recorded at quoted market product prices while balances due from other companies are recorded at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market.
     (c) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the FIFO method for all inventories.
     (d) Revenue Recognition
     Revenue for the Partnership’s five operating segments is recognized as follows:
     Terminalling and storage— Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Marine transportation — Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
     Natural gas/LPG services –Natural gas gathering and processing revenues are recognized when title passes or service is performed. LPG distribution revenue is recognized when product is delivered by truck to our LPG customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize LPG distribution revenue when the customer receives the product from either the storage facility or pipeline.
     Sulfur — Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
     Fertilizer — Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
     (e) Equity Method Investments
     The Partnership uses the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus the Partnership’s share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and dividends. Any excess of cost over the underlying equity in net assets is recognized as goodwill. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. No portion of the net income from these entities is included in the Partnership’s operating income.
     Prior to July 15, 2005, the Partnership used the equity method of accounting for its unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. On July 15, 2005, the Partnership acquired the remaining interests in CF Martin Sulphur not previously owned by it. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of the Partnership’s sulfur segment.
     On November 10, 2005, we acquired Prism Gas. In connection with the Prism Gas acquisition, we acquired an unconsolidated 50% interest in Waskom, Matagorda and Panther. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income.
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
     (g) Goodwill and Other Intangible Assets
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Other intangible assets primarily consists of covenants not-to-compete obtained through business combinations and are being amortized over the life of the respective agreements.
     (h) Debt Issuance Costs
     In connection with the Partnership’s new multi-bank credit facility on November 10, 2005, it incurred debt issuance costs of $3,258. The remaining unamortized deferred issuance costs relating to the line of credit facility as of November 10, 2005 remain deferred and are amortized along with the debt issuance costs incurred in conjunction with the new credit agreement over the 60 month term of the new debt arrangement. Amortization of debt issuance cost, which are included in interest expense for the years ended December 31, 2005, 2004 and 2003, totaled $600, $886 and $486, respectively, and accumulated amortization amounted to $2,050 and $1,450 at December 31, 2005 and 2004, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $4,838 and $1,783 at December 31, 2005 and 2004, respectively.
     (i) Impairment of Long-Lived Assets
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
     The Partnership performed its annual tests in the third quarters of 2003, 2004 and 2005, with no indication of impairment.
     (j) Asset Retirement Obligation
     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“Statement No. 143”). The Partnership adopted SFAS No. 143, which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, effective January 1, 2003. Under Statement No. 143, an Asset Retirement Obligation (“ARO”) is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.
     On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47, which was effective for fiscal years ending after December 15, 2005, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. The Partnership’s fixed assets include land, buildings, transportation equipment, storage equipment, marine vessels and operating equipment.
     The transportation equipment includes a pipeline system. We transport LPGs through the pipeline system and gathering system. We also gather natural gas from wells owned by producers and deliver natural gas and NGLs on our pipeline systems, primarily in Texas and Louisiana to the fractionation facility of our 50% owned joint venture. We are obligated by contractual or regulatory requirements to remove certain facilities or perform other remediation upon retirement of our assets. However, we are not able to reasonably determine the fair value of the asset retirement obligations for our trunk and gathering pipelines and our surface facilities, since future dismantlement and removal dates are indeterminate. In order to determine a removal date of our gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of natural gas, we are not producer of the field reserves, and we therefore do not have access to adequate forecasts that predict the timing of expected production for existing reserves on those fields in which we gather natural gas. In the absence of such information, we are not able to make a reasonable estimate of when future dismantlement and removal dates of our gathering assets will occur. With regard to our trunk pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. Our right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, we can evaluate our trunk pipelines for alternative uses, which can be and have been found. We will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations.
     All other conditional asset retirement obligations associated with the Partnership’s fixed assets have been recognized.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (k) Derivative Instruments and Hedging Activities
     Derivative Instruments and Hedging Activities—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled. As of December 31, 2005, the Partnership had not designated any of its derivative instruments as hedges and is required to mark them to market with all market value adjustments being recorded in the consolidated statements of operations in the current period. In early 2006, the Partnership adopted a hedging policy and expects to use hedge accounting in the future.
     (l) Reclassifications
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
     These reclassifications, as detailed below, had no impact on the prior year’s operating income or net income. The following table sets forth the effects of the 2005 reclassification on certain line items within the Partnership’s previously reported consolidated statements of income for years ended December 31, 2004, and 2003.

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Year Ended December 31, 2004
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$—	$229,841
Cost of products sold (as reclassified)	6,775	197,859	—	25,342	—	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	—	32,423
Operating expenses (as reclassified)	8,494	1,185	24,796	—	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	1,793	2,766	8,385
Selling, general and administrative (as reclassified)	399	1,200	175	1,658	2,766	6,198

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Year Ended December 31, 2003
Cost of products sold (as previously reported)	$107	$128,055	$—	$22,605	$—	$150,767
Cost of products sold (as reclassified)	107	128,055	—	22,730	—	150,892
Operating expenses (as previously reported)	1,413	1,052	18,135	—	—	20,600
Operating expenses (as reclassified)	2,141	1,314	18,135	—	—	21,590
Selling, general and administrative (as previously reported)	1,180	1,362	305	1,566	1,688	6,101
Selling, general and administrative (as reclassified)	452	1,100	305	1,441	1,688	4,986
     (m) Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“MRMC”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by MRMC’s personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and MRMC, the amount the Partnership is required to reimburse MRMC for indirect general and administrative expenses and corporate overhead allocated to the Partnership was capped at $1,000 during the first year of the agreement. For the year ending October 31, 2004, the cap was increased to $2,000. In each of the subsequent three years, the capped amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership’s general partner has the right to agree to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.
     (n) Environmental Liabilities
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
     (o) Allowance for Doubtful Accounts.
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.
     (p) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
     (q) Comprehensive Income
     For all periods presented, net income is the only component of comprehensive income. Accordingly, comprehensive net income equals net income for the years ended December 31, 2005, 2004 and 2003.
     (r) Income Taxes
     The operations of the Partnership are not subject to income taxes and as a result, the Partnership’s income is taxed directly to its owners. As a result of its acquisition of Prism Gas, the Partnership assumed the current tax liability

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation.
(3) Impact of Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (Revised), Share-Based Payment, will require the Partnership to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This revised statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Partnership will adopt the revised statement effective for its first quarter 2006 financial statements. The Partnership does not expect the adoption of SFAS 123 (Revised) to have a material effect on its consolidated financial statements.
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not expect the adoption of SFAS 153 to have a material effect on its consolidated financial statements.
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
(4) ACQUISITIONS
     (a) A & A Fertilizer, Ltd. In December 2005, the Partnership completed the purchase of the net operating assets of A & A Fertilizer for $5,667. A & A Fertilizer is a manufacturer and distributor of liquid sulfur based fertilizer products to the continental United States. The A & A Fertilizer manufacturing facility is located at the Partnership’s Port Neches deep-water marine terminal near Beaumont, Texas. This acquisition is reported in the Partnership’s fertilizer segment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The purchase price of $5,667, including non-competition agreements in other assets of $691, was allocated as follows:

Current assets	$955
Property, plant and equipment, net	5,448
Other assets	691
Current liabilities	(891)
Other liabilities	(536)

Total	$5,667

     (b) Prism Gas Acquisition. In November 2005 the Partnership acquired Prism Gas. Prism Gas has ownership interests in over 330 miles of natural gas gathering pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity natural gas processing plant located in East Texas. The fair market value of the assets acquired were appraised at $93,938. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $20,145 was recorded as goodwill. The goodwill was a result of Prism Gas’ strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional gathering and processing services to customers through internal growth projects including natural gas processing, fractionation and pipeline expansions as well as new pipeline construction. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment.
     The selling parties in this transaction were Natural Gas Partners V, L.P. and certain members of the Prism Gas management team. The final purchase price was $93,938. The purchase price was funded by $63,052 in borrowings under the Partnership’s credit facility, $5,000 in a previously funded escrow account, $15,502 in new equity capital provided by MRMC, $9,616 in seller financing, and $768 in capital provided by MRMC for acquisition costs and to maintain its 2% general partner interest in the Partnership.
     The purchase price of $93,938, including two-year non-competition agreements included in other assets of $600, was allocated as follows:

Cash	$4,449
Other current assets	10,772
Property, plant and equipment, net	17,810
Investment in unconsolidated entities	60,000
Other assets	942
Goodwill	20,145
Current liabilities	(19,901)
Other liabilities	(279)

Total	$93,938

     The following table presents unaudited pro forma financial information incorporating the historical (pre-acquisition) financial results of Prism Gas. This information has been prepared as if the acquisition of Prism Gas had been completed on January 1 of the respective periods presented as opposed to the actual date that the acquisition occurred. The pro forma information is based upon data currently available and certain estimates and assumptions made by management. As a result, this information is not necessarily indicative of the financial results had the transactions actually occurred on these dates. Likewise, the unaudited pro forma information is not necessarily indicative of future financial results.

	2005	2004
Total revenues	$512,970	$356,393
Cost of products sold	422,624	288,973
Operating expenses	48,218	36,333
Selling, general and administrative	13,953	9,022
Depreciation and amortization	13,843	10,334
Operating income	14,332	11,731
Net income before taxes	13,615	14,821
Net income	13,615	14,821
Net income per limited partner unit	$1.22	$1.32

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The operations related to the Prism Gas acquisition have been included in the Partnership’s results of operations only since the date of acquisition.
     In connection with the purchase of Prism Gas, a portion of the purchase price was funded by the issuance of 460,971 common units of the Partnership to MRMC, the owner of the Partnership’s general partner, which provided $15,000 of new equity capital. Martin Midstream GP LLC contributed $502 to maintain its 2% general partner interest in the partnership. In addition, 295,509 common units of the Partnership, representing approximately $9,616 of the purchase price, was issued to the sellers.
     (c) CF Martin Sulfur. In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of MRMC for $18,900. In connection with the acquisition the Partnership also assumed the indebtedness described below. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment.
     In connection with the acquisition, the Partnership assumed $11,500 of indebtedness owed by CF Martin Sulphur and promptly repaid $2,400 of such indebtedness. The Partnership also pledged its equity interests in CF Martin Sulphur to the Partnership’s lenders under its credit facility. As part of this transaction, CF Industries, Inc. entered into a five-year sulfur supply contract with the Partnership that is based on Tampa market pricing.
     The purchase price paid to CF Industries, Inc. and certain subsidiaries of MRMC was allocated as follows:

Current assets	$11,283
Property, plant and equipment, net	26,735
Other assets	921
Current liabilities	(8,573)
Debt	(11,495)

Total	$18,871

     (d) Bay Sulfur Asset Acquisition. In April 2005, the Partnership completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5,900 which includes $4,000 allocated to goodwill. Goodwill was recognized as a result of the total price paid for the business, and is supported by its historical cash flows. The remaining $1,900 was allocated to property, plant and equipment ($1,400), a covenant not to compete ($100) and inventory and other current assets ($400). The assets acquired are used to process molten sulfur into pellets. This acquisition is reported in the Partnership’s new “sulfur” segment. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (e) Liquefied Petroleum Gas Pipeline Purchase. In January 2005, the Partnership acquired a liquefied petroleum gas (“LPG”) pipeline located in East Texas from an unrelated third party for $3,800. The purchase price included the value of the liquefied petroleum gas in the pipeline which is considered pipeline fill. The pipeline, which is used by the Partnership to transport LPG for third parties as well as its own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (f) Freeport Terminal Acquisition. In September 2004, the Partnership completed the acquisition of a marine terminal located near Freeport, Texas and associated assets from Offshore Oil Services, Inc. (“OOS”) for $2,400. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal is a full-service terminal used to distribute and market lubricants and provide shore bases for companies that are operating in the offshore exploration and production industry.
     (g) Neches Industrial Park, Inc. Acquisition. In June 2004, the Partnership completed the acquisition of a deep water marine terminal located near Beaumont, Texas from Neches Industrial Park, Inc. for $26,500 (which

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
includes an initial $1,000 payable under a related non-competition agreement). The remaining $25,500 was allocated to property, plant and equipment. The terminal is located on 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal provides handling and storage for ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts.
     (h) Tesoro Marine Asset Acquisition. In December 2003, the Partnership completed the acquisition of certain assets associated with Tesoro Marine Services, L.L.C.’s (“Tesoro Marine”) shore based marine activities for $25,000 plus approximately $1,800 for Tesoro Marine’s lubricant inventories. The assets acquired by the Partnership included 13 marine terminals and one inland terminal located along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas, nine inland tank barges and four inland push boats, and Tesoro Marine’s lubricant distribution and marketing business. The Partnership financed this acquisition through borrowings under its revolving credit facility.
     In December 2003, in a parallel transaction, Midstream Fuel Service LLC, a wholly owned subsidiary of MRMC completed its acquisition of Tesoro Marine’s fuel oil distribution business for $2,000 plus approximately $4,800 for Tesoro Marine’s diesel fuel inventories. Midstream Fuel, rather than the Partnership, acquired these assets from Tesoro Marine because fuel oil distribution generates non-qualifying income under Internal Revenue Service regulations applicable to publicly traded limited partnerships. However, following the closing of the marine asset acquisition and the fuel oil distribution acquisition, the Partnership entered into certain agreements with MRMC pursuant to which the Partnership provides marine transportation and terminalling and storage services to Midstream Fuel and Midstream Fuel provides terminalling services to the Partnership to handle lubricants, greases and drilling fluids.
     The purchase price was allocated as follows:

Property, plant and equipment	$25,000
Inventories	1,792

Total	$26,792

     The following table presents unaudited pro forma financial information incorporating the historical (pre-acquisition) financial results of Tesoro Marine. This information has been prepared as if the acquisition from Tesoro Marine had been completed on January 1, 2003 as opposed to the actual date that the acquisition occurred. The pro forma information is based upon data currently available and certain estimates and assumptions made by management. As a result, this information is not necessarily indicative of the financial results had the transactions actually occurred on these dates. Likewise, the unaudited pro forma information is not necessarily indicative of future financial results.

Total revenues	$214,177
Cost of products sold	156,751
Operating expenses	28,771
Selling, general and administrative	6,381
Impairment (1)	2,352
Depreciation and amortization	7,016
Operating income	12,906
Net income before taxes	12,981
Net income	12,981
Net income per limited partner unit	$1.78
(1) This represents a pre-acquisition non-cash impairment charge taken by Tesoro Marine against the fixed assets acquired by the Partnership based on the fair value of such assets as reflected in the purchase price paid by the Partnership, relative to the historic book value thereof.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The operations related to the Tesoro Marine acquisition have been included in the Partnership’s results of operations only since the date of acquisition.
     (i) Cross Oil Terminal Acquisition. In October 2003, the Partnership acquired a marine terminal located on the Ouachita River in southern Arkansas from Cross Oil Refining & Marketing, Inc. (“Cross”) for $2,000. After the fifth anniversary of the Cross acquisition and under certain circumstances, Cross has the right over a certain period to repurchase the marine terminal. If Cross exercises this repurchase right, the Partnership will receive at least the fair market value of the marine terminal at the time of repurchase.
     (j) Marine Asset Acquisition. In October 2003, in another separate transaction, the Partnership purchased an inland push boat and two inland tank barges from a third party for $1,000.
(5) SUBSEQUENT PUBLIC OFFERINGS
     In January 2006, the Partnership completed a public offering of 3,450,000 common units at a price of $29.12 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 61.6% limited partnership interest in the Partnership. Total proceeds from the sale of the 3,450,000 common units, net of underwriters’ discounts, commissions and offering expenses were $100,464. The Partnership’s general partner contributed $2,050 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and provide working capital.
     On November 14, 2005, 850,672 of the Partnership’s 4,253,362 outstanding subordinated units owned by MRMC and its subsidiaries, the owner of our general partner, converted into common units on a one-for-one basis following the Partnership’s quarterly cash distribution on such date. Additional conversions of the Partnership’s outstanding subordinated units may occur in the future provided that certain distribution thresholds provided in its partnership agreement are met by the Partnership.
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	569
Repayment of debt under revolving credit facility	62,000
Working capital	35,424

Total use of proceeds	$102,514

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	995
Repayment of debt under revolving credit facility	30,000
Working capital	4,770

Total use of proceeds	$37,705

(6) INVENTORIES
     Components of inventories at December 31, 2005 and 2004 were as follows:

	2005	2004
Liquefied petroleum gas	$18,405	$14,168
Sulfur	3,485	—
Fertilizer — raw materials and packaging	2,617	2,147
Fertilizer — finished goods	5,803	4,014
Lubricants	2,035	1,959
Other	1,564	877

	$33,909	$23,165

(7) PROPERTY, PLANT AND EQUIPMENT
     At December 31, 2005 and 2004, property, plant, and equipment consisted of the following:

	Depreciable Lives	2005	2004
Land	—	$9,163	$7,053
Improvements to land and buildings	10-25 years	17,596	16,202
Transportation equipment	3-7 years	432	345
Storage equipment	5-20 years	16,759	13,531
Marine vessels	4-25 years	94,051	63,677
Operating equipment	3-20 years	76,517	46,216
Furniture, fixtures and other equipment	3-20 years	1,116	721
Construction in progress		19,584	496

		$235,218	$148,241

     Depreciation expense for the year ended December 31, 2005, 2004 and 2003 was $12,062, $8,626 and $4,673, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following information relates to goodwill balances as of the periods presented:

	2005	2004
Carrying amount of goodwill:
Marine transportation	$2,026	$2,026
Natural gas/LPG services	20,225	80
Sulfur	4,533	—
Fertilizer	816	816

	$27,600	$2,922

     The following information relates to covenants not-to-compete as of the periods presented:

	2005	2004
Covenants not-to-compete:
Terminalling and storage	$1,398	$1,398
Natural gas/LPG services	600	—
Sulfur	100	—
Fertilizer	690	—

	2,788	1,398
Less accumulated amortization	235	82

	$2,553	$1,316

     The covenants not-to-compete are in the consolidated balance sheets as other assets, net. Aggregate amortization expense for amortizing intangible assets was $153, $82 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expenses for the years subsequent to December 31, 2005 are as follows: 2006 — $632; 2007 — $632; 2008 — $332; 2009 - $332; 2010 — $146 subsequent years -$478.
(9) LEASES
     The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements.
     The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2005 are as follows: 2006 — $2,497; 2007 — $1,367; 2008 — $894; 2009 — $598; 2010 — $455 — subsequent years — $3,977.
     Rent expense for operating leases for the years ended December 31, 2005, 2004 and 2003 was $3,752, $2,918 and $1,686, respectively.
(10) INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS AND JOINT VENTURES
     On November 10, 2005, the Partnership acquired Prism Gas which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interest in Waskom Gas, Matagorda and Panther. Each of the interests referenced above are accounted for under the equity method of accounting.
     In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of MRMC. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is a

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment.
     Certain financial information related to the Partnership’s investments and equity in earnings of the unconsolidated equity method investees as of or for the year ended December 31, of each year is shown below:

	2005		2004		2003
				Equity In		Equity In
	Investments	Equity In Earnings	Investments	Earnings	Investments	Earnings
			(Dollars in thousands)
CF Martin	$—	$222	$(750)	$912	$318	$2,801
Panther	1,723	25	—	—	—	—
Matagorda	4,069	94	—	—	—	—
Waskom	54,087	1,250	—	—	—	—

	$59,879	$1,591	$(750)	$912	$318	$2,801

     Select financial information for significant unconsolidated equity method investees is as follows:

	Total	Long-	Partner’s		Net Income
	Assets	Term Debt	Capital	Revenues	(Loss)
2005
CF Martin (January 1 – July 15)	$—	$—	$—	$33,900	$(120)
Waskom (November 10 – December 31)	28,369	—	22,650	9,165	2,559

	$28,369	$—	$22,650	$43,065	$2,439

2004
CF Martin	$48,921	$10,179	$26,769	$64,719	$783

2003
CF Martin	$49,418	$10,721	$29,987	$68,634	$4,600

The unamortized portion of the excess of cost over the Partnership’s share of net assets of unconsolidated entities is $43,004 at December 31, 2005. In accordance with SFAS 142, this equity-method goodwill is not amortized; however, the investment is analyzed for impairment in accordance with APB Opinion 18.
Distributions in Kind – As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. Distributions in kind of $1,115 were received in 2005.
(11) LONG-TERM DEBT
     At December 31, 2005 and December 31, 2004, long-term debt consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	December 31,	December 31,
	2005	2004
$95,000 Revolving loan facility at variable interest rate (7.63%* weighted average at December 31, 2005), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$62,200	$—

$130,000 Term loan facility at variable interest rate (7.60%* at December 31, 2005), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	—

**United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184 (Barge Series Bonds) and $107 (Tug Series Bonds) plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	9,104	—

$30,000 Working capital subfacility at variable interest rate, secured by accounts receivable and inventory	—	18,000

$120,000 Acquisition subfacility at variable interest rate, secured by property, plant and equipment	—	55,000

Total long-term debt	201,304	73,000
Less current installments	9,104	—

Long-term debt, net of current installments	$192,200	$73,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 2.25%. The applicable margin for term loans that are LIBOR loans ranges from 2.25% to 3.25% and the applicable margin for term loans that are base prime rate loans ranges from 1.25% to 2.25%. The applicable margin for existing borrowings is 3.25%.

**	The Partnership’s credit facility requires it to redeem the U.S. Government Guaranteed Ship Financing Bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility.
     On November 10, 2005, the Partnership entered into a new $225,000 on multi-bank credit facility. The credit facility is comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. On November 10, 2005, the Partnership borrowed $130,000 under the term loan facility and $52,200 under the revolving credit facility to repay preexisting indebtedness under the Partnership’s predecessor credit facility and to fund a portion the purchase price paid in the Prism Gas acquisition. On December 13, 2005, the Partnership borrowed $6,000 under the revolving credit facility to fund the purchase price paid in the A & A Fertilizer acquisition.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     On July 14, 2005, the Partnership issued a $120 irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     The Partnership obligations under the credit facility are secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in its operating subsidiaries. The Partnership may prepay all amounts outstanding under this facility at any time without penalty.
     In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it are the survivor; (iv) sell all or substantially all of its assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) its joint ventures to incur indebtedness or grant certain liens.
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2005 and as of December 31, 2005.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $72,500 to a high of $195,300. As of December 31, 2005, the Partnership had $32,700 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     On July 15, 2005, the Partnership assumed $9,400 of U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. The outstanding balance as of December 31, 2005 was $9,100. These bonds are payable in equal semi-annual installments of $291, and are secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to the Partnership’s credit facility that it entered into in connection with the acquisition of CF Martin Sulphur, the Partnership is obligated to repay these bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility. In addition, the Partnership assumed $2,100 of CF Martin Sulphur long-term debt which it paid off on July 15, 2005. At this time, we also paid the related $1.2 million pre-payment premium.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The Partnership paid cash interest in the amount of $5,278, $2,018 and $1,552 for years ended December 31, 2005, 2004 and 2003 respectively. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $237, $0 and $0, respectively.
(12) RELATED PARTY TRANSACTIONS
     Included in the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, are various related party transactions and balances primarily with 1) MRMC and affiliates, 2) CF Martin Sulphur and 3) Waskom since November 10, 2005
     Significant transactions with these related parties are reflected in the consolidated financial statements as follows:
MRMC and Affiliates

	Year Ended December 31,
	2005	2004	2003
LPG product sales (Natural gas/LPG revenues)	$44	$345	$603
Marine transportation revenues (Marine transportation revenues)	8,475	8,537	4,951
Terminalling and storage revenue and wharfage fees (Terminalling and storage revenues)	8,938	5,739	1,282
Lube oil product sales (terminalling and storage product sales revenues)	3	80	—
Fertilizer product sales (Fertilizer revenues)	42	1,338	1,576
LPG storage and throughput expenses (Natural gas/LPG cost of products sold)	1,175	653	1,230
Land transportation hauling costs (Natural gas/LPG cost of products sold)	10,564	7,456	6,405
Sulfuric acid product purchases (Fertilizer cost of products sold)	3,506	1,970	1,162
Fertilizer salaries and benefits (Fertilizer cost of products sold)	2,821	2,713	2,869
Sulfur salaries and benefits (Sulfur cost of products sold)	221	—	—
Lube oil product purchases (Terminalling and storage cost of products sold)	30	—	—
Marine fuel purchases (Operating expenses)	7,434	4,541	1,491
Marine towing expense (Operating expenses)	644	184	—
LPG truck loading costs (Operating expenses)	400	367	400
Marine transportation salaries and benefits (Operating expenses)	8,312	8,105	6,403
LPG salaries and benefits (Operating expenses)	836	550	538
Fertilizer salaries and benefits (Operating expenses)	32	2,713	2,869
Sulfur salaries and benefits (Operating expenses)	263	—	—
Terminalling and storage handling fees/Lube land transportation hauling costs (Operating expenses)	1,402	950	9
Terminalling and storage salaries and benefits (Operating expenses)	2,083	1,875	361
Vehicle lease expense (Operating expenses)	—	94	—
Reimbursement of Overhead (Offset to selling, general and administrative expenses)	(120)	(120)	(120)
Terminalling and storage salaries and benefits (Selling, general and administrative expenses)	76	76	360
LPG payroll (Selling, general and administrative expenses)	833	748	591
Fertilizer salaries and benefits (Selling, general and administrative expenses)	1,232	1,104	995
Sulfur salaries and benefits (Selling, general and administrative expenses)	212	—	—
Indirect overhead allocation expenses (Selling, general and administrative expenses)	1,348	1,058	720
CF Martin Sulphur

	2005 [1]	2004	2003
Marine transportation revenues (Marine transportation revenues)	$3,131	$5,789	$5,584
Lube oil product sales (Terminalling product sales revenues)	2	44	—
Fertilizer handling fee (Fertilizer revenues)	187	316	316
Product purchase settlements (Fertilizer cost of products sold)	258	687	537
Marine tug lease (Operating expenses)	9	34	69
Marine crew charge reimbursement (Offset to operating expenses)	(653)	(1,225)	(1,223)
Reimbursement of Overhead (offset to Selling, general and administrative expenses)	(108)	(202)	(202)

[1]	For the period January 1, 2005 through July 15, 2005 .

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Waskom

	2005 [2]	2004	2003
Product purchases and processing fees (Natural gas/LPG cost of products sold)	$7,055	—
LPG fractionation costs (Natural gas/LPG cost of products sold)	71	—	—

[2]	For the period November 10, 2005 through December 31, 2005,
     Effective November 1, 2002, the Partnership entered into a three-year charter agreement with MRMC for the use of four of our marine vessels on a spot-contract basis. The Partnership charges fees to MRMC based on the then applicable market rates charged to third parties on a spot-contract basis. Under the provisions of the charter agreement, MRMC had previously agreed to use these four vessels in a manner such that the Partnership will receive at least $5,600 in revenue, annually, for the use of these vessels by MRMC and third parties. In the event the Partnership did not receive at least $5,600 annually for the use of these vessels, MRMC was required to pay the Partnership any deficiency within 30 days after the end of the applicable 12-month period. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.
     For the year ended December 31, 2005, 2004 and 2003, $8,282, $8,581 and $7,227, respectively, was invoiced for the use of these four vessels which includes $3,375, $3,059 and $2,780, respectively, invoiced to MRMC.
     The Partnership is a party to an omnibus agreement with MRMC. The omnibus agreement requires the Partnership to reimburse MRMC for all direct and indirect expenses it incurs or payments it makes on the partnership’s behalf or in connection with the operation of the Partnership’s business. There is no monetary limitation on the amount the Partnership is required to reimburse MRMC for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of March 13, 2006, the Partnership has not increased this cap. The capped amount was $1,000 for the twelve months ended October 31, 2003 and $2,000 for the twelve months ended October 31, 2004 and 2005. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of MRMC incurred, in connection with acquisition or business development opportunities evaluated on the Partnership’s behalf.
     The Partnership reimbursed MRMC indirect expenses of $1,348, $1,058 and $720 for the years ended December 31, 2005, 2004 and 2003, respectively. These indirect expenses cover all of the centralized corporate functions MRMC provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with MRMC retained businesses.
     The Partnership reimbursed MRMC direct costs and expenses of $25,791, $31,386 and $22,814 for the years ended December 31, 2005, 2004, and 2003, respectively. There is no monetary limitation on the amount the Partnership is required to reimburse MRMC for direct expenses.
(13) FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt including current installments — The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate. The carrying amount of the United States Guaranteed Ship Financing Bonds approximates fair value due to its short term maturity.
(14) DERIVATIVE INSTRUMENTS
     The Partnership is exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, the Partnership has not engaged in commodity contract trading or hedging activities. However, in connection with the acquisition of Prism Gas, the Partnership has established a hedging policy and monitors and manages the commodity market risk associated with the commodity risk exposure of the Prism Gas acquisition. In addition, the Partnership is focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
     The Partnership uses derivatives to manage the risk of commodity price fluctuations. Additionally, the Partnership may manage interest rate exposure by targeting a ratio of fixed and floating interest rates it deems prudent and using hedges to attain that ratio.
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be included on the balance sheet as an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If such hedge accounting criteria are met, the change is deferred in shareholders’ equity as a component of accumulated other comprehensive income. The deferred items are recognized in the period the derivative contract is settled.
     The fair value of derivative assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Fair value of derivative assets — current	$523	$—
Fair value of derivative assets — long term	—	—
Fair value of derivative liabilities — current	(88)	—
Fair value of derivative liabilities — long term	—	—

Net fair value of derivatives	$435	$—

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2005 (all gas quantities are expressed in British Thermal Units and liquids are expressed in gallons). The remaining term of the contracts extend no later than December 2006, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP and Wachovia Bank. For the period ended December 31, 2005, changes in the fair value of the Partnership’s derivative contracts were recorded in earnings in the current period since the Partnership had not designated any of its derivative instruments as hedges as of December 31, 2005.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

December 31, 2005
	Total
	Volume		Remaining Term	Fair Value
Transaction Type	Per Month	Pricing Terms	of Contracts	(In thousands)

Mark to Market Derivatives:

Ethane swaps	6,000 BBL	Fixed price of $29.09 settled against Mt. Belvieu OPIS average monthly postings	January 2006 to December 2006	181

Crude Oil swaps	5,000 BBL	Fixed price of $65.100 and $66.800 settled against WTI NYMEX average monthly closings	January 2006 to December 2006	(61)

Natural Gas swaps	20,000 MMBTU	Fixed price of $9.03 and $9.54 settled against Houston Ship Channel average monthly postings	April 2006 to December 2006	126

Natural Gas swaps	20,000 MMBTU	Fixed price of $10.69 and $11.50 settled against Center Point East First of the Month Index	January 2006 to March 2006	189 —

Total Commodity swaps				$435

     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, and has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2008 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     As of December 31, 2005, Prism Gas had hedged approximately 64% of its commodity risk by volume for 2006. In early 2006, Prism Gas hedged approximately 30% of its commodity risk by volume for 2007 and approximately 17% of its commodity risk by volume for 2008. As of December 31, 2005, derivative assets of $523 were included in other current assets and derivative liabilities of $88 were included in other current liabilities on the balance sheet. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Natural Gas	10,000 MMBTU/Month (Jan-Mar)	Natural Gas Swap ($10.69)	CenterPoint East

2006	Natural Gas	10,000 MMBTU/Month (Jan-Mar)	Natural Gas Swap ($11.50)	CenterPoint East

2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu

2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX

2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX

2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX

2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.03)	Houston Ship Channel

2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.54)	Houston Ship Channel

2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX

2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	NYMEX

2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
     The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to the Partnership.
(15) PARTNERS’ CAPITAL
     As of December 31, 2005, partners’ capital consists of 5,829,652 common limited partner units, representing a 62% partnership interest, 3,402,690 subordinated limited partner units, representing a 36% partnership interest and a 2% general partner interest. MRMC and its subsidiaries, in the aggregate, owned a 51% limited partnership interest consisting of 1,311,643 common limited partner units and 3,402,690 subordinated limited partner units and a 2% general partner interest.
     The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts
Distributions of Available Cash
     The Partnership distributes all of its Available Cash (as defined in the Partnership Agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less the amount of cash reserves our general partner determines in its reasonable discretion is necessary or appropriate to: (i) provide for the proper conduct of the Partnership’s business; (ii) comply with applicable law, any debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters, plus all cash on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.
Subordination Period
     During the subordination period (defined in the Partnership Agreement), the common units have the right to receive distributions of available cash in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.
     The subordination period ends on the first day of any quarter beginning after September 30, 2009, when certain financial tests (defined in the Partnership Agreement) are met. Additionally, a portion of the subordinated units may convert earlier into common units on a one-for-one basis if additional financial tests (defined in the Partnership Agreement) are met.
     The partnership agreement provides that before the end of the subordination period, a portion of the subordinated units may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:
•	September 30, 2005 with respect to 20% of the subordinated units;

•	September 30, 2006 with respect to 20% of the subordinated units;

•	September 30, 2007 with respect to 20% of the subordinated units;

•	September 30, 2008 with respect to 20% of the subordinated units;

     As a result of achieving the defined financial test, 850,672 subordinated units representing 20% of the total outstanding subordinated units were converted into common units on November 10, 2005. When the subordination period ends, any remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.
(16) GAIN ON INVOLUNTARY CONVERSION OF ASSETS
     In May 2003, the Partnership experienced a casualty loss caused by a lightening strike at its Odessa, Texas fertilizer facility. During the fourth quarter of 2003, the Partnership received insurance proceeds resulting from this loss of approximately $744 and it recorded a gain of $589 related to this involuntary conversion of assets.
(17) COMMITMENTS AND CONTINGENCIES
     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
(18) BUSINESS SEGMENTS
     The Partnership has five reportable segments: marine transportation, terminalling and storage, natural gas/LPG services, sulfur which was added in 2005, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 of the notes to consolidated financial statements. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures
Year ended December 31, 2005:
Terminalling and storage	$33,150	$(252)	$32,898	$4,376	$9,314	$4,708
Marine transportation	37,724	(2,273)	35,451	4,942	2,384	6,020
Natural gas/LPG services.	309,074	(7,398)	301,676	356	6,003	1,669
Sulfur	37,472	(688)	36,784	1,790	2,937	9,514
Fertilizer	31,994	(360)	31,634	1,178	1,785	2,903
Indirect selling, general, and administrative	—	—	—	—	(3,463)	—

Total	$449,414	$(10,971)	$438,443	$12,642	$18,960	$24,814

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures

Year ended December 31, 2004 Terminalling and storage	$26,283	$(126)	$26,157	$3,740	$6,749	$204
Marine transportation	35,261	(481)	34,780	3,982	5,827	4,584
Natural gas/LPG services	204,848	(1,421)	203,427	103	3,080	11
Fertilizer	30,087	(307)	29,780	941	1,839	383
Indirect selling, general, and administrative	—	—	—	—	(2,766)	—

Total	$296,479	$(2,335)	$294,144	$8,766	$14,729	$5,182

Year ended December 31, 2003:
Terminalling and storage	$7,055	$—	$7,055	$537	$3,818	$63
Marine transportation	26,345	(3)	26,342	3,209	4,693	1,347
Natural gas/LPG services	134,269	(1,231)	133,038	113	2,456	92
Fertilizer	26,981	(685)	26,296	906	1,808	1,402
Indirect selling, general, and administrative	—	—	—	—	(1,688)	—

Total	$194,650	$(1,919)	$192,731	$4,765	$11,087	$2,904

     For the year ended December 31, 2005, intersegment sales from our marine transportation segment to our sulfur segment were eliminated, reducing reported marine transportation revenue by this amount. Our sulfur segment accounted for this cost in operating expense. This intersegment charge has been eliminated from our sulfur segment’s operating expenses. Prior to July 15, 2005, we owned an unconsolidated, non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting, As of July 15, 2005, CF Martin is now one of our wholly-owned subsidiaries and all subsequent intercompany transactions have been eliminated in consolidation.
     The following table reconciles operating income to net income:

	2005	2004	2003
Operating income	$18,960	$14,729	$11,087
Equity in earnings of unconsolidated entities	1,591	912	2,801
Interest expense	(6,909)	(3,326)	(2,001)
Other, net	238	11	94

Income before income taxes	$13,880	$12,326	$11,981

Revenues from one customer in the LPG distribution segment were $45,396, $34,594 and $23,310 for the years ended December 31, 2005, 2004 and 2003, respectively.
Total assets by segment are as follows:

	2005	2004
Total assets:
Terminalling and storage	$68,429	$68,118
Marine transportation	54,772	53,195
Natural gas/LPG services	180,464	47,131
Suflur	55,367	—
Fertilizer	30,012	19,888

Total assets	$389,044	$188,332

(19) HURRICANE DAMAGE
     During the third quarter of 2005, several of the Partnership’s facilities in the Gulf of Mexico were in the path of two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Losses incurred as a result of a single hurricane (an “occurrence”) are limited to a maximum aggregate deductible of $100 for flood damage and the greater of $100 or 2% of total insured value at each location for wind damage. The Partnership’s total flood coverage is $5,000 and total wind coverage is $40,000.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The most significant damage to the Partnership’s assets was sustained at the Cameron East location. Property damage also occurred at the Partnership’s Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind locations. Based on an analysis of the damage as performed by the Partnership and its insurance underwriters, the Partnership has estimated its non-cash impairment charge as $1,200 for all the locations which is equal to the net-book value of the damaged assets. A receivable has been established for the expected insurance recovery equal to the impairment charge. Insurance proceeds received as a result of the aforementioned claims could exceed net book value of the Partnership’s assets determined to be impaired, which will result in the recognition of a gain equal to the amount of the excess, no net gain or loss has been recognized from the impairment of these damaged assets at December 31, 2005.
     The Partnership recognized a $700 estimated loss during the last half of 2005, which approximates the Partnership’s hurricane deductibles under its applicable insurance policies, incurred as a result of Hurricanes Katrina and Rita. The loss is included in “operating expenses” in the consolidated statement of operations for the year ended December 31, 2005.
(20) QUARTERLY FINANCIAL INFORMATION
CONSOLIDATED QUARTERLY INCOME STATEMENT INFORMATION

	(Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)

2005
Revenues	$96,140	$84,896	$112,780	$144,627	(1)
Operating Income	4,495	3,877	6,433	4,155
Equity in earnings of unconsolidated entities	75	120	27	1,369	(2)
Net income	3,531	2,943	4,846	2,560
Net income per limited partner unit	$0.41	$0.34	$0.56	$0.28

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2004
Revenues	$69,068	$61,253	$72,190	$91,633
Operating Income	3,804	2,799	3,073	5,053
Equity in earnings (loss) of unconsolidated entities	529	362	(359)	380
Net income	3,638	2,422	1,862	4,404
Net income per limited partner unit	$0.45	$0.28	$0.22	$0.51

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2003
Revenues	$61,199	$38,659	$40,240	$52,633
Operating Income	3,076	2,362	1,966	3,094
Equity in earnings of unconsolidated entities	794	934	580	493
Net income	3,334	2,823	2,181	3,643	(3)
Net income per limited partner unit	$0.46	$0.39	$0.30	$0.50

(1)	Includes Prism Gas revenues of $17,459 since acquisition date on November 10, 2005.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

(2)	Represents $1,369 in equity in earnings of unconsolidated partnerships and joint ventures of Prism Gas since acquisition date on November 10, 2005.

(3)	Includes a gain of $589 ($.08 per unit) on an involuntary conversion due to a casualty loss due to a lightening strike at one of the Partnership’s fertilizer facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in internal controls. There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the operations of Prism Gas, which was acquired in November 2005, from our assessment of and conclusion on the effectiveness of internal control over financial reporting. Prism Gas represented approximately 3% of our total revenues and 29% of our total assets as of and for the year ended December 31, 2005. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
     Three directors of our general partner serve on a conflicts committee to review specific matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and applicable securities laws. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the members of the conflicts committee also serve on an audit committee that reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. The members of the conflicts committee also serve on the compensation committee, which oversees compensation decisions for the officers of our general partner as well as the compensation plans described below. The current members of our conflicts committee, audit committee, nominating committee and compensation committee are our outside directors, John P. Gaylord, C. Scott Massey and Howard Hackney, all of whom meet the independence standards established by Nasdaq.
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

Name	Age	Position with the General Partner
Ruben S. Martin	54	President, Chief Executive Officer and Director

Robert D. Bondurant	47	Executive Vice President and Chief Financial Officer

Donald R. Neumeyer	58	Executive Vice President and Chief Operating Officer

Wesley M. Skelton	58	Executive Vice President, Chief Administrative Officer and Controller

Scott D. Martin	40	Executive Vice President and Director

John P. Gaylord	45	Director

C. Scott Massey	53	Director

Howard Hackney	66	Director
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
     Scott D. Martin serves as Executive Vice President and as a member of the Board of Directors of our general partner. Mr. Martin has served as a director and as General Manager, Marine Operations of our general partner since June 2002. He was appointed as Executive Vice President of our general partner in February 2006. Mr. Martin has served as a Director of Martin Resource Management since 1990. He has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1980. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he is a member of the Walton Business School advisory board.
     John P. Gaylord serves as a member of the Board of Directors of our general partner. Mr. Gaylord has served as a Director since June 2002. Mr. Gaylord has served as the President of Jacintoport Terminal Company since 1992. He originally joined Jacintoport Terminal Company when it was founded in 1989 as Vice President of Finance. Jacintoport Terminal Company is the general partner of Chartco Terminal L.P. which has terminalling and storage operations in Houston, Texas. Mr. Gaylord holds a bachelor of arts degree from Texas Christian University and a masters of business administration degree from Southern Methodist University.
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
     Howard Hackney serves as a member of the Board of Directors of our general partner. Mr. Hackney has served as a Director since May 2005. Mr. Hackney currently serves as a director of Texas Bank and Trust of Longview, Texas and Federal Home Loan Bank of Dallas, Texas. His past experience includes service as the President of Texas Bank and Trust of Longview, Texas, President of Bank One of Longview, Texas, President and a director of Merchant and Planters National Bank of Sherman, Texas and Executive Vice President and a director of Capital National Bank of Houston, Texas. Mr. Hackney received a BBA and MBA from Southern Methodist University.
Independence of Directors
     Messrs. Gaylord, Massy and Hackney qualify as “independent” in accordance with the published listing requirements of NASDAQ and applicable securities laws. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Meetings and Committees
     From January 1, 2005 to December 31, 2005, the Board of Directors of our general partner held 19 meetings. All five directors then in office attended all of these meetings, either in person or by teleconference. Richard D. Waters Jr. served on the Board of Directors of our general partner and attended the meetings of the Board of Directors of our general partner until he resigned as a director on May 25, 2005. Additionally, the Board of Directors undertook action once during 2005 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2005 to December 31, 2005, and a brief description of the functions performed by each committee are set forth below:
     Conflicts Committee (4 meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Hackney. All of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. Richard D. Waters, Jr. served on this committee until he was succeeded by Howard Hackney on May 25, 2005.
     Audit Committee (4 meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Hackney. All of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors. Richard D. Waters, Jr. served on this committee until he was succeeded by Howard Hackney on May 25, 2005.
     Compensation Committee (3 meetings). The members of the compensation committee are Messrs. Gaylord, Massey and Hackney (chairman). The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan. Richard D. Waters, Jr. served as chairman until he was succeeded by Howard Hackney on May 25, 2005.
     Nominating Committee (1 meeting). The members of the nominating committee are Messrs. Gaylord, Massey and Hackney (chairman). The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner. Richard D. Waters, Jr. served as chairman until he was succeeded by Howard Hackney on May 25, 2005.

Compensation of Directors
     Officers of our general partner who also serve as directors will not receive additional compensation. Non-employee directors of our general partner are entitled to receive an annual retainer fee of $35,000. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
Compensation Committee Interlocks and Insider Participation
     The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2005, except that Richard D. Waters, Jr. served as an outside director until his successor was elected by the Board of Directors on May 25, 2005. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2005 except as follows: one report on Form 4 following an open market purchase of common units was filed late by Mr. Neumeyer and one report on Form 3 was filed late by Mr. Hackney.
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

     For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. To date, we have not increased this amount. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. General and administrative expenses directly associated with providing services to us (such as legal and accounting services) are not included in the overhead allocation pool and are therefore not subject to the $2.0 million cap. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”
Item 11. Executive Compensation
     We have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for certain indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In January, 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. The following table sets forth the compensation expense that was allocated to us for the services of each of the executive officers of our general partner for the period from January 1, 2005 to December 31, 2005. This expense was paid by us to Martin Resource Management for the service of such officers pursuant to the omnibus agreement. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement. Except as follows: one report on Form 4 following an open market purchase of common units was filed by Mr. Massey.
Summary Compensation Table

	Allocated Annual Compensation
				Other
				Annual	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Compensation
Ruben S. Martin Chief Executive Officer	2005	$118,434	$0	$0	$0

Robert D. Bondurant Chief Financial Officer	2005	$87,492	$0	$0	$0

Donald R. Neumeyer Chief Operating Officer	2005	$91,401	$0	$0	$0

Wesley M. Skelton Controller	2005	$81,910	$0	$0	$0
Employee Benefit Plans
     Martin Midstream Partners L.P. Long-Term Incentive Plan
     Our general partner has adopted the Martin Midstream Partners L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The long-term incentive plan was amended in January 2006 to clarify the Partnership’s ability to grant restricted common units under the long-term incentive plan and to remove provisions relating to grants of distribution equivalent rights and phantom units. As of

December 31, 2005, no awards had been granted pursuant to the long-term incentive plan. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
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
     Our general partner’s board of directors or the Compensation Committee, in their discretion, may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors or the Compensation Committee also have the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
     Restricted Units. A restricted unit is a unit that is granted to grantees with certain vesting restrictions. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. A phantom unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. The compensation committee will determine the period over which restricted units or phantom units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units or phantom units will vest upon a change of control of us, our general partner or Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management.
     If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units or phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units or phantom units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any affiliate of our general partner or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units or phantom units, the total number of common units outstanding will increase.
     We intend the issuance of the common units upon vesting of the restricted units or phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 13, 2006, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.
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

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, the beneficial ownership of our units as of March 13, 2006 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each named executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage		Percentage of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units to be	Units to be	Units to be	Units to be	Units to be
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned	Owned	Owned(2)
Martin Resource Management Corporation(3)	1,311,643	14.1%	3,402,690	100%	37.2%
Martin Product Sales LLC	769,730	8.3%	1,235,038	36.3%	15.8%
Marine Fuel Service LLC	124,129	1.3%	469,515	14.6%	4.9%
Martin Resource LLC	417,784	4.5%	1,671,137	49.1%	16.5%
Ruben S. Martin(4)	1,328,643	14.3%	3,402,690	100%	37.3%
Scott D. Martin(5)	1,323,643	14.3%	3,402,690	100%	37.3%
Donald R. Neumeyer	2,095	—	—	—	—
Wesley M. Skelton	1,000	—	—	—	—
Robert D. Bondurant	1,400	—	—	—	—
John P. Gaylord(6)	11,000	—	—	—	—
C. Scott Massey(6)	3,500	—	—	—	—
Howard Hackney(6)	1,000	—	—	—	—
All directors and executive officers as a group (8 persons)(7)	1,360,368	14.7%	3,402,690	100%	37.5%

(1)	The address Martin Resource Management Corporation and all of the individuals listed in this table is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Martin Resource Management Corporation is the owner of Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC, and as such may be deemed to beneficially own the common and subordinated units held by such entities.

(4)	Includes 1,311,643 common units and 3,402,690 subordinated units beneficially owned by Martin Resource Management through its ownership Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC. Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves as its Chairman of the Board and President. As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management.

(5)	Includes 1,311,643 common units and 3,402,690 subordinated units beneficially owned by Martin Resource Management through its ownership Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 51.4% of the voting power thereof and serves on its Board of Directors. As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management.

(6)	On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

(7)	The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management as both Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owners thereof.

     Martin Resource Management owns our general partner and, together with our general partner, owns approximately 39.2% of our outstanding units. The table below sets forth information as March 13, 2006 concerning (i) the beneficial ownership of the redeemable preferred stock of Martin Resource Management, (ii) each person owning in excess of 5% of common stock of Martin Resource Management, and (iii) the common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

			Beneficial Ownership of
	Beneficial Ownership of		Redeemable Preferred
	Common Stock		Stock
					Percent of
	Number of	Percent of	Number of	Percent of	Total Voting
Name of Beneficial Owner(1)	Shares	Outstanding	Shares	Outstanding	Power
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones(2)	1,278	15.3%	—	—	5.4%
Martin Resource Management Corporation Employee Stock Ownership Trust(3)	638	7.6%	—	—	2.7%
Martin Grandchild’s Trust f/b/o Angela Jones(4)	—	—	2,527	16.6%	10.7%
RSM, III Investments, Ltd.(5)	2,267	27.2%	—	—	9.6%
Ruben S. Martin III Dynasty Trust (6).	635	7.6%	1,264	8.3%	5.4%
SKM Partnership, Ltd.(7)	2,560	30.7%	—	—	10.9%
Ruben S. Martin(2) (3) (4) (5) (6) (8)	5,112	61.3%	7,600	50.0%	54.0%
Scott D. Martin(2) (3) (4) (7) (8)	5,110	61.2%	7,600	50.0%	54.0%
Donald R. Neumeyer(9)	56	*	—	—	*
Wesley M. Skelton(3) (9)	686	8.2%	—	—	2.9%
Robert D. Bondurant(9)	120	1.4%	—	—	*
Executive officers and directors as a group (5 individuals)	8,570	100.0%	15,200	100.0%	100.0%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Ruben S. Martin and Scott D. Martin are the co-trustees of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 638 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 638 shares.

(4)	Ruben S. Martin is the trustee and Scott D. Martin is the successor trustee of the Martin Grandchild’s Trust f/b/o Angela Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of redeemable preferred stock reported herein as beneficially owned by such individuals includes the 2,527 shares owned by such trust.

(5)	Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,267 shares owned by such entity.

(6)	Ruben S. Martin is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust. As a result, he may be deemed to be the beneficial owner of the securities held by the trust; thus, the number of shares of common stock reported herein as beneficially owned by Ruben S. Martin includes the 635 shares owned by such trust.

(7)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(8)	Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 54.0% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 54.0% of the voting power thereof and serves on its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc., thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 40 shares owned by Martin Transport, Inc.

(9)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 56, 48 and 120 shares, respectively, by virtue of options issued under Martin Resource Management’s nonqualified stock option plan.
Item 13. Certain Relationships and Related Transactions
     Martin Resource Management owns 3,402,690 subordinated units representing approximately 26.8% of our outstanding limited partnership interests. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 37.2% of our outstanding limited partnership interests, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.
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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us	•	4,253,362 subordinated units; (On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management converted into common units on a one-for-one basis.)

	•	2% general partner interest; and

	•	the incentive distribution rights.

Operational Stage

Distributions of available cash to our general partner	We will generally make cash distributions 98% to our unitholders, including Martin Resource Management as holder of all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level as a result of its incentive distribution rights.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $0.3 million on its 2.0% general partner interest and Martin Resource Management would receive an aggregate annual distribution of approximately $8.5 million on its subordinated units.

Payments to our general partner and its affiliates	Martin Resource Management is entitled to reimbursement for all direct and indirect expenses it or our general partner incur on our behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. The indirect expenses include general and administrative expenses and an allocation of its corporate overhead. The reimbursement amount with respect to indirect general and administrative expenses and the corporate overhead allocation will not exceed $2.0 million for year ending October 31, 2004. For each of the following four years, this amount may be increased by no more than percentage increase in the consumer price index for the applicable year. In addition, our general partner may agree, with the consent of the conflicts committee of our general partner, to further increases through the acquisition or construction of new assets or businesses. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
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
     Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of:
•	providing terminalling and storage services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products

•	distributing LPGs; and

•	manufacturing and selling fertilizer products and other sulfur-related products.
     This restriction does not apply to:
•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating an underground LPG storage facility in Arcadia, Louisiana, and

•	operating, solely for our account, a LPG truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.
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
     Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of March 13, 2006, we have not increased this cap. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control our general partner.
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
     Term and Pricing. This agreement was amended in October 2005 to expand the term and to make adjustments to the pricing based on current market conditions and rates. The agreement has a term that expires in November 2006, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at anytime. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
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
Effective each December 1, this agreement will automatically renew on a month-to- month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term.
     Marine Transportation Agreement. We are a party to a marine transportation agreement under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management had previously agreed through November 1, 2005, to use our four vessels that were not subject to term agreements in a manner such that we would receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.
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
     Marine Fuel. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at a set margin of $.035 above its cost on a spot-contract basis. This agreement has an initial term that expires in October 2005 and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Effective January 1, 2006 a new agreement was entered into under which Martin Resource Management provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.

     Sulfuric Acid. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides sulfuric acid for our Plainview facility. We agreed to purchase all of our sulfuric acid requirements for our Plainview facility under this agreement. Martin Resource Management provides sulfuric acid at a set margin of $4.00 per short ton above its cost on a spot-contract basis. This agreement has an initial term that expired in October 2005 and automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.
     Throughput Agreement. We are a party to an agreement under which Martin Resource Management agreed to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee is adjusted annually based on a price index.
     Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management and CF Martin Sulphur who also have tanks located at the Stanolind facility. See “Item 1. Business — Terminalling and Storage Business — Marine Terminals — Specialty Petroleum Terminals.”
     In connection with the closing of the Tesoro Marine asset acquisition, we entered into the following additional agreements with Martin Resource Management:
     Terminal Services Agreement. We entered into a terminal services agreement under which we provide terminalling services to Martin Resource Management. Effective each December 1, this agreement will automatically renew on a month-to- month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index
     Transportation Services Agreement. We entered into a transportation services agreement under which we provide marine transportation services to Martin Resource Management. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management had previously agreed through November 1, 2005, to use our four vessels that were not subject to term agreements in a manner such that we would receive at least $5.6 million annually for the use of these vessels by Martin Resource Management and third parties. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.
     Specialty Terminal Services Agreement. We entered into an agreement under which Martin Resource Management provides terminal services to us. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement are adjusted annually based on a price index.
     Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. Effective each December 1, this agreement will automatically renew on a month-to- month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index.
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
Item 14. Principal Accounting Fees and Services
KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2005 and 2004. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2005		2004
Audit fees	$747,500	(1)	$620,000	(4)
Audit related fees	37,000	(2)	—

Audit and audit related fees	784,500		620,000

Tax fees	138,000	(3)	77,000	(3)
All other fees
Total fees	$922,500		$697,000

(1)	2005 audit fees includes fees for the annual integrated audit, issuance of the comfort letter related to the January 2006 equity offering and reviews of acquiree financial statements as of September 30, 2005 related to the issuance of the comfort letter.

(2)	2005 audit related fees include fees for accounting consultations on various transactions occurring in 2005.

(3)	Tax fees are for services related to review of our partnership K-1’s returns, and research and consultations on other tax related matters.

(4)	2004 audit fees includes fees for the 2004 annual integrated audit.
     Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2005 and December 31, 2004 were approved in advance by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and Subsidiaries and Martin Midstream Partners Predecessor are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Capital/Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(c)	Exhibits

Reference is made to the Index to Exhibits beginning on page 122 for a list of all exhibits filed as part of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
Its General Partner

Date: March 14, 2006		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2006.

Signature	Title

/s/ Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC

Ruben S. Martin	(Principal Executive Officer)

/s/ Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC

Robert D. Bondurant	(Principal Financial Officer)

/s/ Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin

Wesley M. Skelton	Midstream GP LLC (Principal Accounting Officer)

/s/ Scott D. Martin	Director of Martin Midstream GP LLC

Scott D. Martin

/s/ John P. Gaylord	Director of Martin Midstream GP LLC

John P. Gaylord

/s/ C. Scott Massey	Director of Martin Midstream GP LLC

C. Scott Massey

/s/ Howard Hackney	Director of Martin Midstream GP LLC

Howard Hackney

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).
3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).
4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).
10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 11, 2004, and incorporated herein by reference).
10.2	First Amendment to Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference).
10.3	Second Amended and Restated Credit Agreement, dated November 10, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 14, 2005, and incorporated herein by reference).
10.4	Omnibus Agreement dated November 1, 2002, by and among MRMC, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.5	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.6	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.7	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Name
10.8	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and MRMC (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.8	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.9	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.10	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.11	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.12	Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).
10.13	Form of Restricted Common Unit Award Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).
10.14	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.15	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
10.16	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).
10.17	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).
10.18	Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).
10.19	Purchase Agreement by and among the Operating Partnership, Prism Gas Systems I, L.P., Natural Gas Partners V, L.P., Robert E. Dunn, William J. Diehnelt, Gene A. Adams, Philip D. Gettig, Sharon C. Taylor and Scott A. Southard, dated September 6, 2005 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 6, 2005, and incorporated herein by reference).
10.20	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).
10.21	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).
10.22	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

Exhibit
Number	Exhibit Name
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith