Form 10-Q
period 2006-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2006-05-09
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     The number of the registrant’s Common Units outstanding at May 9, 2006 was 9,282,652. The number of the registrant’s subordinated units outstanding at May 9, 2006 was 3,402,690.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash	$5,259	$6,465
Accounts and other receivables, less allowance for doubtful accounts of $134 and $140	56,048	72,162
Product exchange receivables	5,051	2,141
Inventories	31,842	33,909
Due from affiliates	3,214	1,475
Other current assets	1,693	1,420

Total current assets	103,107	117,572

Property, plant, and equipment, at cost.	260,974	235,218
Accumulated depreciation	(63,218)	(59,505)

Property, plant and equipment, net	197,756	175,713

Goodwill	27,600	27,600
Investment in unconsolidated entities	60,595	59,879
Other assets, net	7,889	8,280

	$396,947	$389,044

Liabilities and Partners’ Capital

Current installments of long-term debt	$—	$9,104
Trade and other accounts payable	47,392	67,387
Product exchange payables	11,282	9,624
Due to affiliates	6,346	3,492
Income taxes payable	1,285	6,345
Other accrued liabilities	2,223	3,617

Total current liabilities	68,528	99,569

Long-term debt	137,500	192,200
Other long-term obligations	1,979	1,710

Total liabilities	208,007	293,479

Partners’ capital	189,166	95,565
Accumulated other comprehensive loss	(226)	—

Total partners’ capital	188,940	95,565

Commitments and contingencies

	$396,947	$389,044

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Terminalling and storage	$5,756	$5,634
Marine transportation	9,312	8,474
Product sales:
Natural gas/LPG services	101,924	70,067
Sulfur	15,389	—
Fertilizer	12,025	9,553
Terminalling and storage	2,416	2,412

	131,754	82,032

Total revenues	146,822	96,140

Costs and expenses:
Cost of products sold:
Natural gas/LPG services	98,083	67,635
Sulfur	10,471	—
Fertilizer	11,000	8,356
Terminalling and storage	1,999	2,099

	121,553	78,090

Expenses:
Operating expenses	13,900	9,065
Selling, general and administrative	2,386	1,836
Depreciation and amortization	3,952	2,654

Total costs and expenses	141,791	91,645

Other operating income	853	—

Operating income	5,884	4,495

Other income (expense):
Equity in earnings of unconsolidated entities	2,412	75
Interest expense	(3,018)	(1,069)
Debt prepayment premium	(1,160)	—
Other, net	169	30

Total other income (expense)	(1,597)	(964)

Net income	$4,287	$3,531

General partner’s interest in net income	$246	$71
Limited partners’ interest in net income	$4,041	$3,460

Net income per limited partner unit — basic and diluted	$0.33	$0.41

Weighted average limited partner units — basic	12,299,009	8,475,862
Weighted average limited partner units — diluted	12,301,980	8,475,862
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners' Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total

Balances — January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$—	$75,534

Net Income	—	1,724	—	1,736	71	—	3,531

Cash distributions	—	(2,259)	—	(2,275)	(93)	—	(4,627)

Balances — March 31, 2005.	4,222,500	$79,145	4,253,362	$(5,311)	$604	$—	$74,438

Balances — January 1, 2006.	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net Income	—	2,984	—	1,057	246	—	4,287

Follow-on public offering	3,450,000	95,273	—	—	—	—	95,273

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	4	—	—	—	—	4

Cash distributions	—	(5,662)	—	(2,076)	(277)	—	(8,015)

Adjustment in fair value of derivatives	—	—	—	—	—	(226)	(226)

Balances — March 31, 2006	9,282,652	$192,805	3,402,690	$(6,661)	$3,022	$(226)	$188,940

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$4,287	$3,531
Adjustments in fair value of derivatives	(226)	—

Comprehensive income	$4,061	$3,531

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,287	$3,531

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,952	2,654
Amortization of deferred debt issuance costs	249	116
(Gain) on involuntary conversion of property, plant and equipment	(853)	—
Equity in earnings of unconsolidated entities	(2,412)	(75)
Non-cash mark-to-market on derivatives	82	—
Distributions in-kind from equity investments	1,932	—
Other	8	6
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	16,967	2,882
Product exchange receivables	(2,910)	(100)
Inventories	2,067	7,055
Due from affiliates	(1,739)	(1,425)
Other current assets	(128)	(161)
Trade and other accounts payable	(19,995)	4,686
Product exchange payables	1,658	(4,804)
Due to affiliates	2,854	(12)
Other accrued liabilities	(6,616)	(577)
Change in other non-current assets and liabilities	(35)	(200)

Net cash (used) provided by operating activities	(632)	13,576

Cash flows from investing activities:
Payments for property, plant and equipment	(19,101)	(3,326)
Acquisitions, net of cash acquired	(7,451)	(3,832)
Proceeds from sale of property, plant and equipment	720	40
Investments in unconsolidated partnership	(546)	—
Distributions from unconsolidated partnership	310	—

Net cash used in investing activities	(26,068)	(7,118)

Cash flows from financing activities:
Payments of long-term debt	(82,904)	—
Proceeds from long-term debt	19,100	3,500
Net proceeds from follow on public offering	95,273	—
Payments of debt issuance costs	(12)	—
General partner contribution	2,052	—
Cash distributions paid	(8,015)	(4,627)

Net cash provided by (used in) by financing activities.	25,494	(1,127)

Net increase (decrease) in cash and cash equivalents	(1,206)	5,331

Cash at beginning of period	6,465	3,184

Cash at end of period	$5,259	$8,515

See accompanying notes to consolidated and condensed financial statements

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
(1)       Organization and Description of Business
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership which provides terminalling and storage services for petroleum products and by-products, natural gas gathering, processing and LPG distribution, marine transportation services for petroleum products and by-products, sulfur gathering, processing and distribution and fertilizer manufacturing and marketing.
     In April 2005, the Partnership acquired the operating assets of Bay Sulfur Company including a sulfur priller in Stockton, California. A newly constructed sulfur priller was completed at the Partnership’s Neches facility in Beaumont, Texas and began operation in January, 2006. These assets are included in the Partnership’s sulfur segment. On July 15, 2005 the Partnership acquired all of the outstanding partnership interests of CF Martin Sulphur not owned by the Partnership. As a result, CF Martin Sulphur, L.P. (“CF Martin Sulphur”) has been consolidated in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership. The sulfur segment includes the marketing, transportation, terminalling and storage, processing and distribution of molten and pelletized sulfur.
     On November 10, 2005, the Partnership acquired Prism Gas Systems I, L.P. (“Prism Gas”) which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“Panther”) each accounted for under the equity method of accounting.
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
(2)       Significant Accounting Policies
     In addition to matters discussed below in this note, the Partnership’s significant accounting policies are detailed in the audited consolidated financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006.
     (a)       Principles of Presentation and Consolidation
     The balance sheets as of March 31, 2006 and December 31, 2005, the statements of operations, capital, comprehensive income and cash flows for the three months ended March 31, 2006 and 2005 are presented on a consolidated basis and include the operations of the Partnership and its wholly-owned subsidiaries.
     These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year.
     (b)       Derivative Instruments and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions entered into after the policy’s effective date. As of March 31, 2006, the Partnership has designated a portion of its derivative instruments as hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments entered into prior to the adoption of the hedging policy are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
     (c)       Reclassifications
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
     These reclassifications, as detailed below, had no impact on the prior year’s operating income or net income. The following table sets forth the effects of the 2005 reclassification on certain line items within the Partnership’s previously reported consolidated statements of income for the three months ended March 31, 2005.

	Terminalling
	and Storage	LPG	Marine	Fertilizer	SG&A	Total
Three Months Ended March 31, 2005
Cost of products sold (as previously reported)	$2,099	$67,635	$—	$8,309	$—	$78,043

Cost of products sold (as reclassified)	2,099	67,635	—	8,356	—	78,090

Operating expenses (as previously reported)	2,003	321	6,158	—	—	8,482

Operating expenses (as reclassified)	2,462	445	6,158	—	—	9,065

Selling, general and administrative (as previously reported)	587	401	173	485	820	2,466

Selling, general and administrative (as reclassified)	128	277	173	438	820	1,836
     (d)       Comprehensive Income
     Comprehensive income includes net income and other comprehensive income. Other comprehensive income for the partnership includes unrealized gains and losses on derivative financial instruments. In accordance with SFAS No. 133, the partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
     (e)       Unit Grants
     In January 2006, the Partnership issued 1,000 restricted units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010. The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $4 for the three months ended March 31, 2006. The Partnership’s general partner contributed $2 in cash to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (f)       Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended March 31, 2006, the general partner received $134 in incentive distributions.
     (g)       Net Income per Unit
     Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is determined by dividing net income after deducting the amount allocated to the general partner interest, (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period. Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06’’), “Participating Securities and the Two-Class Method under FASB Statement No. 128,’’ as discussed below, Partnership income is first allocated to the general partner based on the amount of incentive distributions. The remainder is then allocated between the limited partners and general partner based on percentage ownership in the Partnership.
     EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds the Partnership’s aggregate distribution for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic or practical perspective. EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which aggregate net income exceeds the Partnership’s aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the Partnership’s general partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed the Partnership’s aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s earnings per unit calculation.
     The weighted average units outstanding for basic net income per unit were 12,299,009 and 8,475,862 for the three months ended March 31, 2006 and 2005, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,971 for the three months ended March 31, 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
(3)       Inventories
     Components of inventories at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Liquefied petroleum gas	$15,239	$18,405
Sulfur	5,377	3,485
Fertilizer — raw materials and packaging	2,746	2,617
Fertilizer — finished goods	4,252	5,803
Lubricants	2,408	2,035
Other	1,820	1,564

	$31,842	$33,909

(4)       Investment in Unconsolidated Partnerships and Joint Ventures
     On November 10, 2005, the Partnership acquired Prism Gas which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interest in Waskom, Matagorda and Panther. Each of the interests referenced above are accounted for under the equity method of accounting.
     In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management Corporation (“MRMC”). Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur was a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
     Certain financial information related to the Partnership’s investments and equity in earnings of the unconsolidated equity method investees is shown below:

	Investments		Equity in Earnings
			Three Months	Three Months
	As of	As of	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
	2006	2005	2006	2005

CF Martin Sulphur	$—	$—	$—	$75
Panther	1,791	1,723	68	—
Matagorda	4,079	4,069	170	—
Waskom	54,725	54,087	2,174	—

	$60,595	$59,879	$2,412	$75

     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. Distributions in kind were received for the three months ended March 31, 2006 of $1,932. In addition, cash distributions were received during the three months ended March 31, 2006 from Waskom of $150 and Matagorda of $160. The Partnership made an additional net investment in Waskom of $546 during the three months ended March 31, 2006 which includes $1,154 of expansion capital expenditures.
     Select financial information for significant unconsolidated equity method investees is as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Waskom
Revenues	$16,799	$—
Costs and expenses	12,451	—

Operating income	4,348	—
Interest expense	—	—
Other, net	—	—

Net income	$4,348	$—

CF Martin Sulphur
Revenues	$—	$15,048
Costs and expenses	—	14,952

Operating income	—	96
Interest expense	—	(209)
Other, net	—	—

Net loss	$—	$(113)

	As of the period ended
	March 31,	December 31,
	2006	2005
	(Unaudited)
Waskom
Total assets	$29,566	$28,369
Partners capital	24,121	22,650
(5)       Derivative Instruments
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
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions entered into after the policy’s effective date. As of March 31, 2006, the Partnership has designated a portion of its derivative instruments as hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments entered into prior to the adoption of the hedging policy are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
     The components of gain/loss on derivatives in the Consolidated and Condensed Statements of Operations are:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Change in fair value of derivatives that do not qualify for hedge accounting	$286	$—
Ineffective portion of derivatives qualifying for hedge accounting	(11)	—

Change in fair value of derivatives in the Consolidated Statement of Operations	$275	$—

     The fair value of derivative assets and liabilities are as follows:

	March 31,	December 31,
	2006	2005
Fair value of derivative assets — current	$668	$523
Fair value of derivative assets — long term	10	—
Fair value of derivative liabilities — current	(251)	(88)
Fair value of derivative liabilities — long term	(301)	—

Net fair value of derivatives	$126	$435

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2006 (all gas quantities are expressed in British Thermal Units, crude oil and liquids are expressed in barrels). As of March 31, 2006, the remaining term of the contracts extend no later than December 2008, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended March 31, 2006, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of March 31, 2006.

March 31, 2006
	Total
	Volume		Remaining Term
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Cash Flow Hedges:

Crude Oil swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	$(120)

Natural Gas swap	20,000 MMBTU	Fixed price of $9.14 settled against Henry Hub First Nearby Months Last Day of Trading	January 2007 to December 2007	(117)

Total swaps designated as cash flow hedges				$(237)

Mark to Market Derivatives:

Ethane swap	6,000 BBL	Fixed price of $29.09 settled against Mt. Belvieu OPIS average monthly postings	April 2006 to December 2006	$242

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)

March 31, 2006
	Total
	Volume		Remaining Term
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Crude Oil swaps	5,000 BBL	Fixed price of $66.25, $65.10 and $66.80 settled against WTI NYMEX average monthly closings	April 2006 to December 2006	(103)

Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	January 2007 to December 2007	(201)

Natural Gas swaps	20,000 MMBTU	Fixed price of $9.03 and $9.54 settled against Houston Ship Channel average monthly postings	April 2006 to December 2006	425

Total swaps not designated as cash flow hedges				$363

Total net fair value of derivatives				$126

     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, and has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2009 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of March 31, 2006, Prism Gas had hedged approximately 63%, 30% and 17% of its commodity risk by volume for 2006, 2007 and 2008, respectively. Subsequent to March 31, 2006, Prism Gas hedged an additional 28% and 10% of its commodity risk by volume for 2007 and 2009. As of March 31, 2006, derivative assets of $668 were included in other current assets and $10 were included in non-current assets on the balance sheet. Derivative liabilities of $251 were included in other current liabilities and $301 were included in long-term liabilities on the balance sheet. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.03)	Houston Ship Channel
2006	Natural Gas	10,000 MMBTU/Month (April-Dec)	Natural Gas Swap ($9.54)	Houston Ship Channel
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
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
     Impact of Cash Flow Hedges
Crude Oil
     For the period ended March 31, 2006, net losses on swap hedge contracts decreased crude revenue by $200. As of March 31, 2006, an unrealized derivative fair value loss of $120, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This entire fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
     For the period ended March 31, 2006, net gains on swap hedge contracts increased gas revenue by $321. As of March 31, 2006 an unrealized derivative fair value loss of $106, related to cash flow hedges of natural gas price risk, was recorded in other comprehensive income (loss). This entire fair value loss is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Liquids
     For the period ended March 31, 2006, net gains on swap hedge contracts increased liquids revenue by $154.
(6)       Gain on Involuntary Conversion of Assets
     During the third quarter of 2005, the Partnership experienced a casualty loss caused by two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Based on commitments from our insurance underwriters, the Partnership recorded an additional insurance receivable during the first quarter of 2006, which resulted in a gain of $853 for this involuntary conversion of assets reported in other operating income. The total insurance receivable at March 31, 2006 relating to these damages is $2,541.
(7)       Related Party Transactions
     Included in the financial statements for the three months ended March 31, 2006 and 2005, are various related party transactions and balances primarily with MRMC and affiliates, CF Martin Sulphur and Waskom. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
     Significant transactions with these related parties are reflected in the financial statements as follows:
MRMC and Affiliates

	Three Months Ended
	March 31
	2006	2005

LPG product sales (Natural Gas/LPG revenues)	$126	$—
Marine transportation revenues (Marine transportation)	2,465	2,067
Terminalling and storage revenue and wharfage fees (Terminalling and storage revenues)	2,051	2,147
Lube oil product sales (terminalling and storage product sales revenues)	15	1
Fertilizer product sales (Fertilizer revenues)	24	1
LPG storage and throughput expenses (Natural Gas/LPG cost of products sold)	108	123
Land transportation hauling costs (Natural Gas/LPG/Sulfur/Fertilizer cost of products sold)	3,854	2,269
Sulfuric acid product purchases (Fertilizer cost of products sold)	21	1,317
Fertilizer salaries and benefits (Fertilizer cost of products sold)	828	701
Sulfur salaries and benefits (Sulfur cost of products sold)	164	—
Lube oil product purchases (Terminalling and storage cost of products sold)	—	29
Marine fuel purchases (Operating expenses)	2,128	1,126
Marine towing expense (Operating expenses)	—	180
LPG truck loading costs (Operating expenses)	125	100
Marine transportation salaries and benefits (Operating expenses)	2,395	2,000
LPG salaries and benefits (Operating expenses)	269	188
Fertilizer salaries and benefits (Operating expenses)	38	—
Sulfur salaries and benefits (Operating expenses)	172	—
Terminalling and storage handling fees/Lube land transportation hauling costs (Operating expenses)	401	386
Terminalling and storage salaries and benefits (Operating expenses)	538	478
Reimbursement of Overhead (Offset to Selling, general and administrative expenses)	(47)	(30)
Terminalling and storage salaries and benefits (Selling, general and administrative expense)	18	17
LPG payroll (Selling, general and administrative expenses)	165	169
Fertilizer salaries and benefits (Selling, general and administrative expenses)	275	320
Sulfur salaries and benefits (Selling, general and administrative expenses)	107	—
Indirect overhead allocation expenses (Selling, general and administrative expenses)	373	306
CF Martin Sulphur

	Three Months Ended
	March 31,
	2006	2005

Marine transportation revenues (Marine transportation revenues)	$—	$1,489
Lube oil product sales (Terminalling product sales revenues)	—	1
Fertilizer handling fee (Fertilizer revenues)	—	93
Product purchase settlements (Fertilizer cost of products sold)	—	132
Marine tug lease (Operating expenses)	—	9
Marine crew charge reimbursement (Offset to operating expenses)	—	(301)
Reimbursement of Overhead (Offset to Selling, general and administrative expenses)	—	(50)
Waskom

	Three Months
	Ended March 31,
	2006	2005

Product purchases and processing fees (Natural Gas/LPG cost of products sold)	$11,518	—
LPG fractionation costs (Natural Gas/LPG cost of products sold)	32	—
(8)       Business Segments
     The Partnership has five reportable segments: marine transportation, terminalling and storage, natural gas/LPG services, sulfur which was added in 2005, and fertilizer. The Partnership’s reportable segments are

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures

Three months ended March 31, 2006
Terminalling and storage	$8,278	$(106)	$8,172	$1,076	$2,963	$1,940
Marine transportation	9,622	(310)	9,312	1,411	709	6,676
Natural gas/LPG services	109,028	(7,104)	101,924	396	1,248	2,682
Sulfur	15,818	(429)	15,389	668	1,459	5,617
Fertilizer	12,148	(123)	12,025	401	222	2,186
Indirect selling, general and administrative	—	—	—	—	(717)	—

Total	$154,894	$(8,072)	$146,822	$3,952	$5,884	$19,101

Three months ended March 31, 2005
Terminalling and storage	$8,075	$(29)	$8,046	$1,107	$2,250	$1,073
Marine transportation	8,515	(41)	8,474	1,211	932	2,237
Natural gas/LPG services	70,067	—	70,067	56	1,654	3,003
Sulfur	—	—	—	—	—	—
Fertilizer	9,553	—	9,553	280	479	16
Indirect selling, general and administrative	—	—	—	—	(820)	—

Total	$96,210	$(70)	$96,140	$2,654	$4,495	$6,329

     The following table reconciles operating income to net income:

	Three Months Ended
	March 31
	2006	2005

Operating income	$5,884	$4,495
Equity in earnings (loss) of unconsolidated entities	2,412	75
Interest expense	(3,018)	(1,069)
Debt prepayment premium	(1,160)	—
Other, net	169	30

Net income	$4,287	$3,531

     Total assets by segment are as follows:

	March 31,	December 31,
	2006	2005
Total assets:
Terminalling and storage	$71,257	$68,429
Marine transportation	67,478	54,772
Natural gas/LPG services	164,461	180,464
Sulfur	60,459	55,367
Fertilizer	33,292	30,012

Total assets	$396,947	$389,044

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
(9)       Subsequent Public Offering
     In January 2006, the Partnership completed a public offering of 3,450,000 common units at a price of $29.12 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 61.6% limited partnership interest in the Partnership. Total proceeds from the sale of the 3,450,000 common units, net of underwriters’ discounts, commissions and offering expenses were $95,273. The Partnership’s general partner contributed $2,050 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and to provide working capital.
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows:

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	670
Repayment of debt under revolving credit facility	62,000
Working capital	35,323

Total use of proceeds	$102,514

(10)       Marine Vessel Acquisitions — Texan, Ponciana and M450
     In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore LPG barge, for $5,850 from MRMC. The acquisition price was based on a third-party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year bare boat charter with an affiliate of MRMC.
(11)       Long-term Debt
     At March 31, 2006 and December 31, 2005, long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
$95,000 Revolving loan facility at variable interest rate (8.14%* weighted average at March 31, 2006), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$7,500	$62,200
**$130,000 Term loan facility at variable interest rate (8.00%* at March 31, 2006), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000
***United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184 (Barge Series Bonds) and $107 (Tug Series Bonds) plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	—	9,104

Total long-term debt	137,500	201,304
Less current installments	—	9,104

Long-term debt, net of current installments	$137,500	$192,200

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 2.25%. The applicable margin for term loans that are LIBOR loans ranges from 2.25% to 3.25% and the applicable margin for term loans that are base prime rate loans ranges from 1.25% to 2.25%. The applicable margin for existing borrowings is 3.25%. This margin is expected to become 2.25% effective July 1, 2006. We incur a commitment fee on the unused portions of the credit facility.
**Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate debt to a fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010.
*** The Partnership’s credit facility required it to redeem the U.S. Government Guaranteed Ship Financing Bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility. The credit facility is comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2006, we had $7,500 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. The Partnership may prepay all amounts outstanding under this facility at any time without penalty. As of March 31, 2006, we had $85,400 available under our revolving credit facility.
     On July 14, 2005, the Partnership issued a $120 irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program. On February 24, 2006, the Partnership issued a $2,000 irrevocable letter of credit to a supplier to cover purchases of LPG’s. This letter of credit expired April 15, 2006.
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
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2006
(Unaudited)
2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2005 and as of March 31, 2006.
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
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $130,000 to a high of $197,700. As of March 31, 2006, the Partnership had $85,400 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     On July 15, 2005, the Partnership assumed $9,400 of U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. The outstanding balance as of December 31, 2005 was $9,104. These bonds were payable in equal semi-annual installments of $291, and were secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to the Partnership’s credit facility that it entered into in connection with the acquisition of CF Martin Sulphur, the Partnership was obligated to repay these bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility. Also, at redemption, a pre-payment premium was paid in the amount of $1,160.
     The Partnership paid cash interest in the amount of $3,777 and $1,008 for the quarters ended March 31, 2006 and 2005, respectively. Capitalized interest for the quarters ended March 31, 2006 and 2005 was $272 and $0, respectively.

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
     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under the heading “Risk Factors” in Item 1A of our Form 10-K.
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:
•	Terminalling and storage services for petroleum and by-products;

•	Natural gas/LPG services;

•	Marine transportation services for petroleum products and by-products;

•	Sulfur gathering, processing and distribution; and

•	Fertilizer manufacturing and distribution.
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
     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated financial statements included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions entered into after the policy’s effective date. As of March 31, 2006, the Partnership has designated a portion of its derivative instruments as cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments entered into prior to the adoption of the hedging policy are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
     Product Exchanges
     We enter into product exchange agreements with third parties whereby we agree to exchange LPGs and sulfur with third parties. We record the balance of LPGs due to other companies under these agreements at quoted market product prices and the balance of LPGs due from other companies at the lower of cost or market. We record the balance of sulfur due to and due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
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
     Revenue Recognition
     Revenue for the Partnership’s five operating segments is recognized as follows:

     Terminalling and storage — Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Marine transportation — Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
     Natural gas/LPG services — Natural gas gathering and processing revenues are recognized when title passes or service is performed. LPG distribution revenue is recognized when product is delivered by truck to our LPG customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize LPG distribution revenue when the customer receives the product from either the storage facility or pipeline.
     Sulfur and Fertilizer — Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
     Equity Method Investment
     On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur segment. Prior to the acquisition, we used the equity method of accounting for our interest in CF Martin Sulphur because we owned an unconsolidated non-controlling 49.5% limited partner interest in this entity. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
     Following our acquisition of Prism Gas in November 2005, we own an unconsolidated 50% interest in Waskom Gas Processing Company, the Matagorda Offshore Gathering System, and Panther Interstate Pipeline Energy LLC. As a result, they are accounted for by the equity method and we do not include any portion of their net income in our operating income.
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
     We have four “reporting units” which contained goodwill. These reporting units were four of our reporting segments: marine transportation, natural gas/LPG services, sulfur and fertilizer.
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
     On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47, which was effective for fiscal years ending after December 15, 2005, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. No additional asset retirement obligations were required under FIN 47.
     Reclassifications
     As previously reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, which was filed with the SEC on November 9, 2005, we converted to a new accounting system in August 2005. In connection with the system conversion, we closely examined expense classifications under the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses or costs of products sold. As a result, those expenses were set up in the new system with the new classification. Accordingly, it is necessary for us to reclassify the prior period to conform to the current presentation. Since the reclassifications had no impact on the prior periods’ revenues, operating income, cash flows from operations or net income, we have determined that the reclassifications are not material to our audited or unaudited financial statements for the prior periods.
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
          Ownership. Martin Resource Management currently owns approximately 39.2% of our outstanding partnership interests. This includes the ownership of our general partner which owns a 2.0% general partner interest and our incentive distribution rights.

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
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $11.6 million of direct costs and expenses for the three months ended March 31, 2006 compared to $9.4 million for the three months ended March 31, 2005. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of May 9, 2006, we have not increased this cap. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
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
          In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for 4% and 6% of our total cost of products sold during the quarters ended March 31, 2006 and 2005, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for 4% of our total revenues for both quarters ended March 31, 2006 and 2005. In connection with the Tesoro Marine asset acquisition in 2003, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
     Omnibus Agreement
          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:

•	Martin Resource Management agreed to not compete with us in the terminalling and storage, marine transportation, natural gas/ LPG services and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of May 9, 2006, we have not increased this cap. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
     Motor Carrier Agreement
          We are a party to a motor carrier agreement with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management, through which Martin Resource Management operates its land transportation operations. This agreement was amended in October 2005 to expand the term and to make adjustments to the pricing based on current market conditions and rates. The agreement has a term that expires in November 2006, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at any time. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
     Other Agreements
          We are also parties to the following:
•	Specialty Petroleum Terminal Services Agreement — under which we provide terminalling and storage services to Martin Resource Management at a set rate. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement are adjusted annually based on a price index.

•	Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates. Additionally, Martin Resource Management had previously agreed through November 1, 2005 to use our four vessels that were not subject to term agreements in a manner such that we would receive at least $5.6 million annually for the use of these vessels by

Martin Resource Management and third parties. This agreement, absent the annual guarantee described above, was extended for a subsequent one year period on November 1, 2005.

•	Product Storage Agreement — under which Martin Resource Management provides us underground storage for LPGs. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement is adjusted annually based on a price index.

•	Product Supply Agreements — under which Martin Resource Management provides us with marine fuel and sulfuric acid. Effective each November 1, these agreements automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We purchase products at a set margin above Martin Resource Management’s cost for such products during the term of the agreements.

•	Throughput Agreement — under which Martin Resource Management agrees to provide us with sole access to and use of a LPG truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee is adjusted annually based on a price index.

•	Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. Effective each December 1, this agreement will automatically renew on a month-to-month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index.

•	Transportation Services Agreement — under which we provide marine transportation services to Martin Resource Management. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30-days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The hourly rate we charge under this agreement is adjusted annually based upon mutual agreement of the parties or in accordance with a price index.

•	Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each November 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is adjusted annually based on a price index.
          Finally, Martin Resource Management also granted us a perpetual, non-exclusive use, ingress-egress and utility facilities easement in connection with the transfer of a portion of their Stanolind terminal assets to us.
          Further information concerning our relationship with Martin Resource Management and its affiliates is set forth in our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
     Our Relationship with CF Martin Sulphur
          On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and will conduct its day-to-day operations. Subsequent to the acquisition, CF Martin Sulphur was a wholly owned partnership which is included in the consolidated financial presentation of our sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
          Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter, which had an unlimited term, was terminated on November 18, 2005. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur, this contingent obligation was terminated.
          Further information concerning our relationship with CF Martin Sulphur is set forth in our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
     Results of Operations
          The results of operations for the three months ended March 31, 2006 and 2005 have been derived from the consolidated and condensed financial statements of the Partnership.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months ended March 31, 2006 and 2005. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating income:
Terminalling and storage	$2,963	$2,250
Marine transportation	709	932
Natural gas/LPG services	1,248	1,654
Sulfur	1,459	—
Fertilizer	222	479
Indirect selling, general and administrative expenses	(717)	(820)

Operating income	$5,884	$4,495

Equity in earnings of unconsolidated subsidiaries	$2,412	$75
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
     Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
          Our total revenues were $146.8 million for the three months ended March 31, 2006 compared to $96.1 million for the three months ended March 31, 2005, an increase of $50.7 million, or 53%. Our cost of products sold was $121.6 million for the three months ended March 31, 2006 compared to $78.1 million for the three months ended March 31, 2005, an increase of $43.5 million, or 56%. Our total operating expenses were $13.9 million for the three months ended March 31, 2006 compared to $9.1 million for the three months ended March 31, 2005, an increase of $4.8 million, or 53%.
          Our total selling, general and administrative expenses were $2.4 million for the three months ended March 31, 2006 compared to $2.5 million for the three months ended March 31, 2005, a decrease of $0.1 million, or 4%. Total depreciation and amortization was $4.0 million for the three months ended March 31, 2006 compared to $2.7 million for the three months ended March 31, 2005 an increase of $1.3 million, or 48%. Other operating income was

$0.9 million for the three months ended March 31, 2006 compared to no other operating income for the three months ended March 31, 2005. Our operating income was $5.9 million for the three months ended March 31, 2006 compared to $4.5 million for the three months ended March 31, 2005, an increase of $1.4 million, or 31%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment.
The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:
Services	$5,756	$5,634
Products	2,416	2,412

Total revenues	8,172	8,046
Cost of products sold	1,999	2,099
Operating expenses	2,967	2,462
Selling, general and administrative expenses	20	128
Depreciation and amortization	1,076	1,107

	2,110	2,250

Other operating income	853	—

Operating income	$2,963	$2,250

     Revenues. Our terminalling and storage revenues increased $0.1 million, or 2%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Service revenue accounted for this increase as a result of increased business activity at our full service terminals.
     Cost of products sold. Our cost of products sold decreased $0.1 million, or 5%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 as we were able to increase our product margins.
     Operating expenses. Operating expenses increased $0.5 million, or 21%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is due primarily to $0.2 million of hurricane related expenses and $0.1 million of increased natural gas utility expense.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 84%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
     Other operating income. Other operating income for the three months ended March 31,2006 consisted solely of a gain of $0.9 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by Hurricane Rita and Hurricane Katrina.
     In summary, our terminalling and storage operating income increased $0.7 million, or 32%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues	$9,312	$8,474
Operating expenses	7,072	6,158
Selling, general and administrative expenses	120	173
Depreciation and amortization	1,411	1,211

Operating income	$709	$932

     Revenues. Our marine transportation revenues increased $0.8 million, or 10%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Our inland marine assets, coupled with leased inland marine assets, generated an additional $0.3 million in revenue. Offshore revenues increased $0.8 million primarily from increased utilization. Also contributing to the increased offshore revenues was the purchase of the Texan, an offshore tug, and the Ponciana, an offshore LPG barge. We also completed upgrades of another offshore barge to handle petroleum products.
     Intersegment sales of $0.3 million from our marine transportation segment to our sulfur and terminalling and storage segments were eliminated, reducing reported marine transportation revenue by this amount. Our sulfur segment accounted for this cost in operating expenses. The intersegment charge of $0.2 million has been eliminated from our sulfur segment’s operating expenses. Prior to July 15, 2005, we owned an unconsolidated, non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for under the equity method of accounting. On July 15, 2005, we purchased the remaining equity interests of CF Martin Sulphur not owned by us. As a result, all intercompany transactions are eliminated in consolidation.
     Operating expenses. Operating expenses increased $0.9 million, or 15%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily a result of increased operating costs, including fuel expenses and crew wages.
     Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 31%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was due to the write-off of an uncollected receivable from one customer during the three months ended March 31, 2005.
     Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 16%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income decreased $0.2 million, or 25%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Natural Gas/LPG Services
     The following table summarizes our results of operations in our natural gas/LPG services segment.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenues	$101,924	$70,067
Cost of products sold	98,083	67,635
Operating expenses	1,304	445
Selling, general and administrative expenses.	893	277
Depreciation and amortization	396	56

Operating income	$1,248	$1,654

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Equity in Earnings of Unconsolidated Entities	$2,412	$—

LPG Volumes (gallons)	89,679	70,994
Gas Volumes (MMbtu)	505,139	—
     Revenues. Our natural gas/LPG services revenues increased $31.9 million, or 45%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Of the increase, $12.7 million is related to our historical LPG distribution segment. Our average sales price per gallon from our historical LPG distribution segment was 19% higher in the first quarter of 2006 compared to the first quarter of 2005. However, our sales volume from our historical LPG distribution segment remained relatively flat.
     The remaining $19.2 million increase is related to our acquisition of Prism Gas on November 10, 2005. These sales are comprised of $14.5 million of LPG sales, $4.0 million of natural gas sales and $0.4 million of gathering and processing fees. Also, included in revenue was $0.3 million of gains on derivative contracts.
     Costs of product sold. Our cost of products sold increased $30.4 million, or 45%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Of the increase, $13.0 million is related to our historical LPG distribution segment. This increase was slightly higher than the corresponding increase in LPG revenues as our per gallon margin fell 11%. This margin decrease was a result of competitive pressures. The balance of the increase of $17.5 million is a result of the Prism Gas acquisition.
     Operating expenses. Operating expenses increased $0.9 million, or 193%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. An increase of $0.3 million was a result of additional operating expenses incurred from our East Texas Pipeline operations, and $0.6 million resulted from the Prism Gas acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 222%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily a result of the Prism Gas acquisition made in November, 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 607%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily a result of the Prism Gas acquisition made in November, 2005.
     In summary, our natural gas/LPG services operating income decreased $0.4 million, or 25%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.4 million for the three months ended March 31, 2006. In connection with the Prism Gas acquisition on November 10, 2005, we acquired an unconsolidated 50% interest in each of the Waskom Gas Processing Company, the owner of the Waskom Processing Plant, and the Matagorda Gathering System. We also acquired an unconsolidated 50% interest in Panther Interstate Pipeline Energy LLC, the owner of the Fishhook Gathering System. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income.
Sulfur Segment
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues	$15,389	$—
Cost of products sold	10,471	—
Operating expenses	2,557	—
Selling, general and administrative expenses	234	—
Depreciation and amortization	668	—

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating income	$1,459	$—

Equity in Earnings of Unconsolidated Entities	$—	$75
Sulfur Volumes (long tons)	197	—

     Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller at our Neches terminal. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, we purchased the remaining equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulphur have been added to the results reported in the above table.
     Equity in earnings of unconsolidated entities. For the three months ended March 31, 2005, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% interest in CF Martin Sulphur.
     Fertilizer Segment
          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues	$12,025	$9,553
Cost of products sold and operating expenses	11,000	8,356
Selling, general and administrative expenses	401	438
Depreciation and amortization	402	280

Operating income	$222	$479

Fertilizer Volumes (tons)	64.8	44.7

          Revenues. Our fertilizer business revenues increased $2.5 million, or 26%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Our sales volume increased 45% due to increased demand from our customers and new customer sales as a result of the A&A acquisition, which closed in December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 13%. This decrease of our sales price per ton was a result of the A&A acquisition. Product sales from this acquisition are at a lower sales price per ton than our historical product sales.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $2.6 million, or 32%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was greater than our increase in sales, as our gross margin per ton declined. This was due to the A&A acquisition. Products sold as a result of this acquisition are at a lower margin per ton than our historical sales volumes.
          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization increased approximately $0.1 million, or 44%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily due to the acquisition of A&A.
          In summary our fertilizer operating income decreased $0.3 million, or 54%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

     Statement of Operations Items as a Percentage of Revenues
          Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues	100%	100%
Cost of products sold	83%	81%
Operating expenses	9%	9%
Selling, general and administrative expenses	2%	2%
Depreciation and amortization	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the three months ended March 31, 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom Gas Processing Company, the Matagorda Offshore Gathering System and Panther Interstate Pipeline Energy, L.L.C. owned by Prism Gas since its acquisition on November 10, 2005, and for the three months ended March 31, 2005 equity in earnings of unconsolidated entities relates to our non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005.
     Equity in earnings of unconsolidated entities for the three months ended March 31, 2006 increased by $2.3 million from the same period in 2005. This increase is related to earnings received from Waskom Gas Processing Company, the Matagorda Offshore System and Panther Interstate Pipeline Energy, L.L.C.
          Interest Expense
          Our interest expense for all operations was $3.0 million for the three months ended March 31, 2006, compared to the $1.1 million for the three months ended March 31, 2005, an increase of $1.9 million, or 173%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first quarter of 2006 compared to the same period in 2005.
          Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $0.7 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005, a decrease of $0.1 million, or 13%. The decrease of $0.1 million was primarily due to a decrease of $0.2 million of Sarbanes-Oxley costs. However, this decrease was offset by an increase in overhead allocation expenses of $0.1 million.
          Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of May 9, 2006, we have not increased this cap. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

     Liquidity and Capital Resources
          Cash Flows and Capital Expenditures
          For the three months ended March 31, 2006, cash decreased $1.2 million as a result of $0.6 million used by operating activities, $26.1 million used in investing activities and $25.5 million provided by financing activities. For the three months ended March 31, 2005, cash increased $5.3 million, as a result of $13.8 million provided by operating activities, $7.3 million used in investing activities and $1.1 million provided by financing activities.
          For the three months ended March 31, 2006 our investing activities of $26.1 million consisted primarily of capital expenditures and acquisitions. For the three months ended March 31, 2005, our investing activities of $7.1 million consisted of capital expenditures and acquisitions.
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
          For the three months ended March 31, 2006 and 2005, our capital expenditures for property and equipment were $26.6 million and $7.2 million, respectively.
          As to each period:
•	For the three months ended March 31, 2006, we spent $23.3 million for expansion and $3.3 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $1.3 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina; and

•	For the three months ended March 31, 2005, we spent $5.3 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with the liquefied petroleum gas pipeline purchased from an unrelated party in January 2005 and marine equipment. Our maintenance capital expenditures were primarily made for terminalling and fertilizer facilities.
          For the three months ended March 31, 2006, financing activities consisted of cash distributions paid to common and subordinated unitholders of $8.0 million, net proceeds from a follow on equity offering of $95.3 million, payment of long term debt to financial lenders of $82.9, borrowings of long-term debt under our credit facility of $19.1 million, and contributions of $2.1 million from our general partner. For the three months ended March 31, 2005, financing activities consisted of cash distributions paid to common and subordinated unitholders of $4.6 million and borrowings of long-term debt under our credit facility of $3.5 million.
     Capital Resources
          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
          As of March 31, 2006, we had $137.5 million of outstanding indebtedness, consisting of outstanding borrowings of $7.5 million under our revolving credit facility and $130.0 million under our term loan facility. Under our prior acquisition subfacility, we borrowed $3.5 million in connection with the acquisition of the East

Texas Pipeline in January 2005, $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005, and $19.4 million in connection with the acquisition of the partnership interests in CF Martin Sulphur not owned by us in July 2005. In connection with the CF Martin Sulphur acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. The remaining indebtedness relates to certain financing of CF Martin Sulphur under its U.S. Government Guaranteed Ship Financing Bonds. These bonds were redeemed on March 6, 2006 with available cash and borrowings from our revolving credit facility.
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
          In January 2006, we completed a public offering of 3,000,000 common units as well as the full over-allotment of an additional 450,000 units at a price of $29.12 per common unit, before payment of underwriters’ discounts, commissions and offering expenses. After the completion of our offering in January 2006, we have $100 million available under our shelf registration statement we filed with the SEC in September 2004. The nature and terms of any securities to be offered and sold under our shelf registration statement, including the use of proceeds, will be described in related prospectus supplements to be filed with the SEC from time to time.
          We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2006. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please see “Risk Factors” in Item 1A of our Form 10-K for a discussion of such risks.
          Total Contractual Cash Obligations. A summary of our total contractual cash obligations, as of March 31, 2006 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt Revolving credit facility	$7,500	$—	$—	$7,500	$—
Term loan facility	130,000	—	—	130,000	—
Non-competition agreements	1,250	250	500	300	200
Operating leases	9,055	2,219	2,518	1,039	3,279
Interest expense(1) Revolving Credit Facility	2,820	610	1,221	989	—
Term loan facility	48,035	10,398	20,797	16,840	—

Total contractual cash obligations	$198,660	$13,477	$25,036	$156,668	$3,479

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
          Letters of Credit At March 31, 2006, we had two outstanding irrevocable letters of credit in the amount of $2.1 million which was issued under our revolving credit facility. A letter of credit in the amount of $0.1 million was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program. A letter of credit in the amount of $2.0 million was issued to a supplier to cover purchases of LPG’s. This letter of credit expired April 15, 2006.
          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility. The credit facility is comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2006, we had $7.5 million outstanding under the revolving credit facility and $130 million outstanding under the term loan facility. As of March 31, 2006, we had $85.4 million available under our revolving credit facility.
     On July 14, 2005, the Partnership issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program. On February 24, 2006, the Partnership issued a $2.0 million irrevocable letter of credit to a supplier to cover purchases of LPG’s. This letter of credit expired April 15, 2006.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $130.0 million to a high of $197.7 million.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 2.25%. The applicable margin for term loans that are LIBOR loans ranges from 2.25% to 3.25% and the applicable margin for term loans that are base prime rate loans ranges from 1.25% to 2.25%. The applicable margin for existing borrowings is 3.25%. This margin is expected to become 2.25% effective July 1, 2006. We incur a commitment fee on the unused portions of the credit facility.
     Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate debt to a fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in November, 2010.
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
     As of May 9, 2006, our outstanding indebtedness includes $137.5 million under our credit facility.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, marine transportation and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2006 and 2005. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2006 or 2005. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
•	certain potential environmental liabilities associated with the assets it contributed to us relating to events or conditions that occurred or existed before the closing of our initial public offering in November 2002; and

•	any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.
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
     Commodity Price Risk. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with the acquisition of Prism Gas, we have established a hedging policy and monitor and manage the commodity market risk associated with the commodity risk exposure of the Prism Gas acquisition. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
     We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank.
     On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, and have established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, we are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2009 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of March 31, 2006, Prism Gas had hedged approximately 63%, 30% and 17% of its commodity risk by volume for 2006, 2007 and 2008, respectively. Subsequent to March 31, 2006, Prism Gas hedged an additional 28% and 10% of its commodity risk by volume for 2007 and 2009. As of March 31, 2006, derivative assets of $0.7 million were included in other current assets and $10 thousand were included in non-current assets on the balance sheet. Derivative liabilities of $0.3 million were included in other current liabilities and $0.3 million were included in long-term liabilities on the balance sheet. We anticipate entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.03)	Houston Ship Channel
(April-Dec)
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.54)	Houston Ship Channel
(April-Dec)
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
     Our principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us. For additional information regarding our hedging activities, please read “Note 5 — Derivative Instruments” in our “Notes to Consolidated and Condensed Financial Statements” contained herein.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility, which had a floating interest rate as of May 9, 2006. We had a total of $137.5 million of indebtedness outstanding under our credit facility at May 9, 2006. Effective April 13, 2006, we entered into a cash flow hedge that swaps $75.0 million of floating rate debt to a fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. This cash flow hedge matures in November, 2010. The impact of a 1% increase in interest rates on the remaining amount of floating rate debt of $62.5 million would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.
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
Item 1A. Risk Factors
     There have been no material changes in Martin Midstream Partners L.P. risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.
By:	Martin Midstream GP LLC
Its General Partner

Date: May 9, 2006	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).
3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).
4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).
10.1	Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006 and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith