Form 10-Q
period 2006-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2006-08-08
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number
000-50056
MARTIN MIDSTREAM PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	05-0527861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☐      No ☑
     The number of the registrant’s Common Units outstanding at August 8, 2006 was 9,282,652. The number of the registrant’s subordinated units outstanding at August 8, 2006 was 3,402,690.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash	$4,137	$6,465
Accounts and other receivables, less allowance for doubtful accounts of $123 and $140	49,974	72,162
Product exchange receivables	6,319	2,141
Inventories	35,516	33,909
Due from affiliates	1,486	1,475
Other current assets	1,724	1,420

Total current assets	99,156	117,572

Property, plant, and equipment, at cost	279,514	235,218
Accumulated depreciation	(67,245)	(59,505)

Property, plant and equipment, net	212,269	175,713

Goodwill	27,600	27,600
Investment in unconsolidated entities	61,335	59,879
Other assets, net	8,489	8,280

	$408,849	$389,044

Liabilities and Partners’ Capital

Current installments of long-term debt	$—	$9,104
Trade and other accounts payable	46,371	67,387
Product exchange payables	13,170	9,624
Due to affiliates	6,836	3,492
Income taxes payable	189	6,345
Other accrued liabilities	3,073	3,617

Total current liabilities	69,639	99,569

Long-term debt	150,000	192,200
Other long-term obligations	2,324	1,710

Total liabilities	221,963	293,479

Partners’ capital	186,405	95,565
Accumulated other comprehensive income	481	—

Total partners’ capital	186,886	95,565

Commitments and contingencies	$408,849	$389,044

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Terminalling and storage	$5,592	$5,443	$11,348	$11,077
Marine transportation	10,909	9,582	20,221	18,056
Product sales:
Natural gas/LPG services	84,058	57,688	185,982	127,755
Sulfur	17,624	940	33,013	940
Fertilizer	12,071	8,862	24,096	18,415
Terminalling and storage	2,798	2,381	5,214	4,793

	116,551	69,871	248,305	151,903

Total revenues	133,052	84,896	279,874	181,036

Costs and expenses:
Cost of products sold:
Natural gas/LPG services	81,517	56,412	179,600	124,047
Sulfur	11,701	699	22,172	699
Fertilizer	10,402	7,256	21,402	15,612
Terminalling and storage	2,317	1,921	4,316	4,020

	105,937	66,288	227,490	144,378

Expenses:
Operating expenses	14,381	10,177	28,281	19,242
Selling, general and administrative	2,605	1,848	4,991	3,684
Depreciation and amortization	4,255	2,706	8,207	5,360

Total costs and expenses	127,178	81,019	268,969	172,664

Other operating income	—	—	853	—

Operating income	5,874	3,877	11,758	8,372

Other income (expense):
Equity in earnings of unconsolidated entities	2,310	120	4,722	195
Interest expense	(3,018)	(1,126)	(6,036)	(2,195)
Debt prepayment premium	—	—	(1,160)	—
Other, net	82	72	251	102

Total other income (expense)	(626)	(934)	(2,223)	(1,898)

Net income	$5,248	$2,943	$9,535	$6,474

General partner’s interest in net income	$237	$59	$483	$129
Limited partners’ interest in net income	$5,011	$2,884	$9,052	$6,345

Net income per limited partner unit — basic and diluted	$0.40	$0.34	$0.72	$0.75

Weighted average limited partner units — basic	12,682,342	8,475,862	12,491,734	8,475,862
Weighted average limited partner units — diluted	12,685,002	8,475,862	12,494,428	8,475,862
          See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

		Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances — January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$—	$75,534

Net Income	—	3,161	—	3,184	129	—	6,474

Cash distributions	—	(4,518)	—	(4,550)	(186)	—	(9,254)

Balances — June 30, 2005	4,222,500	$78,323	4,253,362	$(6,138)	$569	$—	$72,754

Balances — January 1, 2006	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net Income	—	6,651	—	2,401	483	—	9,535

Follow-on public offering	3,450,000	95,273	—	—	—	—	95,273

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	9	—	—	—	—	9

Cash distributions	—	(11,325)	—	(4,150)	(554)	—	(16,029)

Commodity hedging losses reclassified to earnings	—	—	—	—	—	36	36
Adjustment in fair value of derivatives	—	—	—	—	—	445	445

Balances — June 30, 2006	9,282,652	$190,814	3,402,690	$(7,391)	$2,982	$481	$186,886

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$5,248	$2,943	$9,535	$6,474
Changes in fair values of commodity cash flow hedges	(315)	—	(552)	—
Commodity hedging losses reclassified to earnings	25	—	36	—
Changes in fair value of interest rate cash flow hedge	997	—	997	—

Comprehensive income	$5,955	$2,943	$10,016	$6,474

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities:
Net income	$9,535	$6,474

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,207	5,360
Amortization of deferred debt issuance costs	500	251
Gain on involuntary conversion of property, plant and equipment	(853)	—
Equity in earnings of unconsolidated entities	(4,722)	(195)
Non-cash mark-to-market on derivatives	638	—
Distributions in-kind from equity investments	3,915	—
Other	57	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	20,500	12,259
Product exchange receivables	(4,178)	(347)
Inventories	(1,607)	(1,962)
Due from affiliates	(11)	(1,746)
Other current assets	(169)	(9)
Trade and other accounts payable	(21,016)	5,147
Product exchange payables	3,546	(2,254)
Due to affiliates	3,344	(231)
Other accrued liabilities	(7,036)	(82)
Change in other non-current assets and liabilities	(109)	(134)

Net cash provided by operating activities	10,541	22,531

Cash flows from investing activities:
Payments for property, plant and equipment	(37,753)	(5,174)
Acquisitions, net of cash acquired	(7,451)	(10,188)
Proceeds from sale of property, plant and equipment	770	46
Insurance proceeds from involuntary conversion of property, plant and equipment	2,541	—
Investments in unconsolidated entities	(1,336)	—
Distributions from unconsolidated entities	687	—

Net cash used in investing activities	(42,542)	(15,316)

Cash flows from financing activities:
Payments of long-term debt	(86,304)	(10,400)
Proceeds from long-term debt	35,000	11,900
Net proceeds from follow on public offering	95,273	—
Payments of debt issuance costs	(319)	(397)
General partner contribution	2,052	—
Cash distributions paid	(16,029)	(9,254)

Net cash provided by (used in) financing activities	29,673	(8,151)

Net (decrease) in cash and cash equivalents	(2,328)	(936)

Cash at beginning of period	6,465	3,184

Cash at end of period	$4,137	$2,248

See accompanying notes to consolidated and condensed financial statements

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
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
     In April 2005, the Partnership began another primary line of business for sulfur marketing and distribution through the acquisition of the operating assets of Bay Sulfur Company, including a sulfur priller in Stockton, California. In January, 2006, an additional sulfur priller began production at the Partnership’s Neches facility in Beaumont, Texas. On July 15, 2005 the Partnership acquired all of the outstanding partnership interests of CF Martin Sulphur, L.P. (“CF Martin Sulfur”) not owned by the Partnership. As a result, CF Martin Sulphur has been consolidated in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. The sulfur segment will include the marketing, transportation, terminalling and storage, processing and distribution of molten and pelletized sulfur.
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
     (a) Principles of Presentation and Consolidation
     The balance sheets as of June 30, 2006 and December 31, 2005, the statements of operations, capital, comprehensive income and cash flow for the three and six months ended June 30, 2006 and 2005 are presented on a consolidated basis and include the operations of the Partnership and its wholly-owned subsidiaries and equity method investees.
     These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year.
     (b) Derivative Instruments and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions that are designated as hedges. As of June 30, 2006, the Partnership has designated a portion of its derivative instruments as hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
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
     These reclassifications, as detailed below, had no impact on the prior year’s operating income or net income. The following table sets forth the effects of the 2005 reclassification on certain line items within the Partnership’s previously reported consolidated statements of income for the three months and six months ended June 30, 2005.

	Terminalling
	and Storage	LPG	Marine	Fertilizer	Sulfur	SG&A	Total
Three Months Ended June 30, 2005

Cost of products sold (as previously reported)	$1,921	$56,412	$—	$7,257	$699	$—	$66,289

Cost of products sold (as reclassified)	1,921	56,412	—	7,256	699	—	66,288

Operating expenses (as previously reported)	1,949	345	7,211	—	—	—	9,505

Operating expenses (as reclassified)	2,447	519	7,211	—	—	—	10,177

Selling, general and administrative (as previously reported)	643	519	70	439	—	848	2,519

Selling, general and administrative (as reclassified)	145	345	70	440	—	848	1,848

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)

	Terminalling
	and Storage	LPG	Marine	Fertilizer	Sulfur	SG&A	Total
Six Months Ended June 30, 2005

Cost of products sold (as previously reported)	$4,020	$124,047	$—	$15,566	$699	$—	$144,332

Cost of products sold (as reclassified)	4,020	124,047	—	15,612	699	—	144,378

Operating expenses (as previously reported)	3,952	666	13,369	—	—	—	17,987

Operating expenses (as reclassified)	4,909	964	13,369	—	—	—	19,242

Selling, general and administrative (as previously reported)	1,230	920	243	924	—	1,668	4,985

Selling, general and administrative (as reclassified)	273	622	243	878	—	1,668	3,684
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
     (e) Unit Grants
     In January 2006, the Partnership issued 1,000 restricted units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on each anniversary of the grant date and will be fully vested in January 2010. The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $6 and $10 for the three months and six months ended June 30, 2006. The Partnership’s general partner contributed $2 in cash to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (f) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in its partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months and six months ended June 30, 2006, the general partner received $134 and $268 in incentive distributions.
     (g) Net Income per Unit
     Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period. Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06’’),

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
“Participating Securities and the Two-Class Method under FASB Statement No. 128,’’ as discussed below, Partnership income is first allocated to the general partner based on the amount of incentive distributions. The remainder is then allocated between the limited partners and general partner based on percentage ownership in the Partnership.
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
     The weighted average units outstanding for basic net income per unit were 12,682,342 and 8,475,862 for the three months ended June 30, 2006 and 2005, respectively, and 12,685,002 and 8,475,862 for the six months ended June 30, 2006 and 2005, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,660 and 2,694 for the three months and six months ended June 30, 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
     (h) Impact of Recently Issued Accounting Standards
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, Accounting for Nonmonetary Transactions and SFAS 153, Exchanges of Nonmonetary Assets. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption did not have a material impact on the Partnership’s financial statements.
(3) Subsequent Events
     On July 17, 2006, we acquired a marine terminal and associated assets located near Corpus Christi, Texas from Koch Pipeline Company, LP for $6,200. The terminal is located on approximately 25.5 acres of land, and includes two short pipelines and three 80,000 barrel tanks. The terminal is a specialty petroleum terminal which charges fixed monthly fees to third parties under term contracts for use of storage tanks.
(4) Inventories
     Components of inventories at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Liquefied petroleum gas	$21,592	$18,405
Sulfur	3,485	3,485
Fertilizer — raw materials and packaging	4,064	2,617
Fertilizer — finished goods	2,393	5,803
Lubricants	2,345	2,035
Other	1,637	1,564

	$35,516	$33,909

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
(5) Investment in Unconsolidated Partnerships and Joint Ventures
     In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management Corporation (“MRMC”). Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur was a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
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
     On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in a partnership for approximately $196, which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). BCP is an approximate 80 mile pipeline located in the Barnett Shale extension. The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County. BCP is operated by Panther who is the 42.5% interest owner. This interest is accounted for under the equity method of accounting.
     Certain financial information related to the Partnership’s investments and equity in earnings of the unconsolidated equity method investees is shown below:

	Investments
	As of	As of
	June 30,	December 31,
	2006	2005
Waskom	$55,542	$54,087
Matagorda	3,916	4,069
Panther	1,681	1,723
BCP	196	—

	$61,335	$59,879

		Equity in Earnings
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Waskom	$2,206	$—	$4,380	$—
Matagorda	74	—	244	—
Panther	30	—	98	—
CF Martin Sulphur	—	120	—	195

	$2,310	$120	$4,722	$195

     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. Distributions in kind were received for the three months and six months ended June 30, 2006 of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
$1,982 and $3,915, respectively. In addition, cash distributions were received during the three months and six months ended June 30, 2006 from Panther of $139 and $139, Matagorda of $238 and $398, and Waskom of $0 and $150, respectively. The Partnership made additional net investments in Waskom of $594 and $1,140. The net investment includes $970 and $2,123 of expansion capital expenditures, other cash contributions of $584 and $1,074, as offset by non-cash processing fees of $960 and $2,057 during the three months and six months ended June 30, 2006, respectively.
     In total, the Partnership’s investments in unconsolidated entities and unconsolidated entities expansion capital expenditures for the three months ended June 30, 2006, were $790 and $1,166, respectively. For the six months ended June 30, 2006, the Partnership’s investments in unconsolidated entities and unconsolidated entities expansion capital expenditures were $1,336 and $2,320, respectively.
     Select financial information for significant unconsolidated equity method investees is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Waskom
Revenues	$17,471	$—	$34,270	$—
Costs and expenses	12,934	—	25,190	—

Net income	$4,537	$—	$9,080	$—

CF Martin
Revenues	$—	$16,303	$—	$31,351
Costs and expenses	—	16,115	—	31,067

Operating income	—	188	—	284
Interest expense	—	(211)	—	(420)

Net loss	$—	$(23)	$—	$(136)

	As of the period ended
	June 30,	December 31,
	2006	2005
Waskom
Total assets	$35,032	$28,369
Partners’ capital	25,880	22,650
(6) Commodity Cash Flow Hedges
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
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions that are

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
designated as hedges. As of June 30, 2006, the Partnership has designated a portion of its derivative instruments as hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
     The components of gain/loss on derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated and Condensed Statements of Operations and for the three and six months ended June 30, 2006 they are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2006	2005	2006	2005
Change in fair value of derivatives that do not qualify for hedge accounting	$(418)	$—	$(132)	$—
Ineffective portion of derivatives qualifying for hedge accounting	(25)	—	(35)	—

Change in fair value of derivatives in the Consolidated Statement of Operations	$(443)	$—	$(167)	$—

The fair value of derivative assets and liabilities are as follows:

	June 30,	December 31,
	2006	2005
Fair value of derivative assets — current	$401	$523
Fair value of derivative assets — long term	17	—
Fair value of derivative liabilities — current	(424)	(88)
Fair value of derivative liabilities — long term	(714)	—

Net fair value of derivatives	$(720)	$435

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2006 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of June 30, 2006, the remaining term of the contracts extend no later than December 2009, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended June 30, 2006, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of June 30, 2006.

June 30, 2006
	Total
Transaction	Volume		Remaining Terms
Type	Per Month	Pricing Terms	of Contracts	Fair Value

Cash Flow Hedges:
Crude Oil swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	$(468)

Ethane Swap	8,000 BBL	Fixed price of $28.04 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2007 to December 2007	21

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(105)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)

June 30, 2006
	Total
Transaction	Volume		Remaining Terms
Type	Per Month	Pricing Terms	of Contracts	Fair Value

Total swaps designated as cash flow hedges				$(552)

Mark to Market Derivatives:

Ethane swap	6,000 BBL	Fixed price of $29.09 settled against Mt. Belvieu OPIS average monthly postings	July 2006 to December 2006	$33

Crude Oil swaps	5,000 BBL	Fixed price of $66.25, $65.10 and $66.80 settled against WTI NYMEX average monthly closings	July 2006 to December 2006	(263)

Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	January 2007 to December 2007	(291)

Natural Gas swaps	20,000 MMBTU	Fixed price of $9.03 and $9.54 settled against Houston Ship Channel average monthly postings	July 2006 to December 2006	358

Natural Gas swap	20,000 MMBTU	Fixed price of $9.14 settled against Henry Hub First Nearby Months Last Day of Trading	January 2007 to December 2007	(5)

Total swaps not designated as cash flow hedges				$(168)

Total net fair value of derivatives				$(720)

     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, and has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2009 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of June 30, 2006, Prism Gas had hedged approximately 63%, 58%, 22%, and 14% of its commodity risk by volume for 2006, 2007, 2008, and 2009, respectively. As of June 30, 2006, derivative assets of $401 were included in other current assets and $17 were included in non-current assets on the balance sheet. Derivative liabilities of $424 were included in other current liabilities and $714 were included in long-term liabilities on the balance sheet. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.03)	Houston Ship Channel
(July-December)
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.54)	Houston Ship Channel
(July-December)
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
     The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to the Partnership.
     Impact of Cash Flow Hedges
Crude Oil
     For the three month and six month periods ended June 30, 2006, net losses on swap hedge contracts decreased crude revenue by $355 and $555, respectively. As of June 30, 2006 an unrealized derivative fair value loss of $537, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). Fair value losses of $468 and $69 are expected to be reclassified into earnings in 2008 and 2009, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
     For the three month and six month periods ended June 30, 2006, net gains on swap hedge contracts increased gas revenue by $110 and $431, respectively.
Natural Gas Liquids
     For the three and six month periods ended June 30, 2006, net losses on swap hedge contracts decreased liquids revenue by $198 and $44, respectively. As of June 30, 2006, an unrealized derivative fair value gain of $21 related to cash flow hedges of ethane price risk was recorded in other comprehensive income (loss). This fair value gain of $21 is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
(7) Related Party Transactions
     Included in the financial statements for the three and six months ended June, 2006 and 2005, are various related party transactions and balances primarily with MRMC and its affiliates, CF Martin Sulphur and Waskom. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
     Significant transactions with these related parties are reflected in the financial statements as follows:
MRMC and Affiliates

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2006	2005	2006	2005
LPG product sales (Natural Gas/LPG revenues)	$2	$—	$128	$—
Marine transportation revenues (Marine transportation)	3,144	2,250	5,609	4,316
Terminalling and storage revenue and wharfage fees (Terminalling and storage revenues)	2,246	1,885	4,297	4,032
Lube oil product sales (Terminalling and storage product sales revenues)	6	1	21	2
Fertilizer product sales (Fertilizer revenues)	—	9	24	10
LPG storage and throughput expenses (Natural Gas/LPG cost of products sold)	43	49	151	172
Land transportation hauling costs (Natural Gas/LPG/Sulfur/Fertilizer cost of products sold)	3,568	2,057	7,422	4,327
Sulfuric acid product purchases (Fertilizer cost of products sold)	623	1,018	644	2,335
Fertilizer salaries and benefits (Fertilizer cost of products sold)	852	689	1,680	1,390
Sulfur salaries and benefits (Sulfur cost of products sold)	182	51	346	51
Lube oil product purchases (Terminalling and storage cost of products sold)	—	2	—	30
Marine fuel purchases (Operating expenses)	2,626	1,480	4,754	2,606
Marine towing expense (Operating expenses)	—	182	—	362
LPG truck loading costs (Operating expenses)	125	100	250	200
Marine transportation salaries and benefits (Operating expenses)	2,819	2,000	5,214	4,000
LPG salaries and benefits (Operating expenses)	289	193	558	381
Fertilizer salaries and benefits (Operating expenses)	37	—	75	—
Sulfur salaries and benefits (Operating expenses)	180	—	352	—
Terminalling and storage handling fees/Lube land transportation hauling costs (Operating expenses)	344	347	745	733
Terminalling and storage salaries and benefits (Operating expenses)	557	509	1,095	987
Reimbursement of overhead (Offset to Selling, general and administrative expenses)	(47)	(30)	(94)	(60)
Terminalling and storage salaries and benefits (Selling, general and administrative expense)	21	20	39	37
LPG payroll (Selling, general and administrative expenses)	168	185	333	354
Fertilizer salaries and benefits (Selling, general and administrative expenses)	290	311	565	630
Sulfur salaries and benefits (Selling, general and administrative expenses)	113	—	220	—
Indirect overhead allocation expenses (Selling, general and administrative expenses)	373	306	746	612
CF Martin Sulphur

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Marine transportation revenues (Marine transportation revenues)	—	$1,418	—	$2,907
Lube oil product sales (Terminalling product sales revenues)	—	—	—	2
Fertilizer handling fee (Fertilizer revenues)	—	75	—	168
Product purchase settlements (Fertilizer cost of products sold)	—	108	—	240
Marine tug lease (Operating expenses)	—	—	—	9
Marine crew charge reimbursement (Offset to operating expenses)	—	(305)	—	(606)
Reimbursement of overhead (Offset to Selling, general and administrative expenses)	—	(50)	—	(101)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
Waskom

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product purchases and processing fees (Natural Gas/LPG services cost of products sold)	$12,311	$—	$23,829	$—
LPG fractionation costs (Natural Gas/LPG cost of products sold)	33	—	65	—
(8) Business Segments
     The Partnership has five reportable segments: terminalling and storage, marine transportation, natural gas/LPG services, sulfur, which was added in 2005, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended June 30, 2006
Terminalling and storage	$8,486	$(96)	$8,390	$1,093	$2,114	$4,604
Marine transportation	11,308	(399)	10,909	1,628	1,686	5,308
Natural Gas/LPG services	90,900	(6,842)	84,058	408	(44)	867
Sulfur	18,043	(419)	17,624	720	2,092	3,905
Fertilizer	12,195	(124)	12,071	406	875	3,968
Indirect selling, general and administrative	—	—	—	—	(849)	—

Total	$140,932	$(7,880)	$133,052	$4,255	$5,874	$18,652

Three months ended June 30, 2005
Terminalling and storage	$7,841	$(17)	$7,824	$1,108	$2,203	$144
Marine transportation	9,656	(74)	9,582	1,218	1,083	1,084
Natural gas/LPG services	57,688	—	57,688	54	358	162
Sulfur	940	—	940	44	197	2,785
Fertilizer	8,862	—	8,862	282	884	73
Indirect selling, general and administrative	—	—	—	—	(848)	—

Total	$84,987	$(91)	$84,896	$2,706	$3,877	$4,248

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Six months ended June 30, 2006
Terminalling and storage	$16,764	$(202)	$16,562	$2,169	$5,077	$6,544
Marine transportation	20,930	(709)	20,221	3,039	2,395	11,984
Natural gas/LPG services	199,928	(13,946)	185,982	804	1,204	3,549
Sulfur	33,861	(848)	33,013	1,388	3,551	9,522
Fertilizer	24,343	(247)	24,096	807	1,097	6,154
Indirect selling, general and administrative	—	—	—	—	(1,566)	—

Total	$295,826	$(15,952)	$279,874	$8,207	$11,758	$37,753

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Six months ended June 30, 2005
Terminalling and storage	$15,916	$(46)	$15,870	$2,215	$4,453	$1,217
Marine transportation	18,171	(115)	18,056	2,429	2,015	3,321
Natural gas/LPG services	127,755	—	127,755	110	2,012	3,165
Sulfur	940	—	940	44	197	2,785
Fertilizer	18,415	—	18,415	562	1,363	89
Indirect selling, general and administrative	—	—	—	—	(1,668)	—

Total	$181,197	$(161)	$181,036	$5,360	$8,372	$10,577

     The following table reconciles operating income to net income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Operating income	$5,874	$3,877	$11,758	$8,372
Equity in earnings of unconsolidated entities	2,310	120	4,722	195
Interest expense	(3,018)	(1,126)	(6,036)	(2,195)
Debt prepayment premium	—	—	(1,160)	—
Other, net	82	72	251	102

Income before income taxes	$5,248	$2,943	$9,535	$6,474

     Total assets by segment are as follows:

	June 30,	December 31,
	2006	2005
Total assets:
Terminalling and storage	$70,370	$68,429
Marine transportation	70,767	54,772
Natural gas/LPG services	169,288	180,464
Sulfur	63,923	55,367
Fertilizer	34,501	30,012

Total assets	$408,849	$389,044

(9) Subsequent Public Offering
     In January 2006, the Partnership completed a public offering of 3,450,000 common units at a price of $29.12 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 61.6% limited partnership interest in the Partnership. Total proceeds from the sale of the 3,450,000 common units, net of underwriters’ discounts, commissions and offering expenses were $95,272. The Partnership’s general partner contributed $2,050 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and to provide working capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows:

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	671
Repayment of debt under revolving credit facility	62,000
Working capital	35,322

Total use of proceeds	$102,514

(10) Marine Vessel Acquisitions
     In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore LPG barge, for $5,850 from MRMC. The acquisition price was based on a third-party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year charter with an affiliate of MRMC.
(11) Long-term Debt
     At June 30, 2006 and December 31, 2005, long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
$120,000 Revolving loan facility at variable interest rate (7.41%* weighted average at June 30, 2006), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$20,000	$62,200
**$130,000 Term loan facility at variable interest rate (7.34%* at June 30, 2006), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000
***United States Government Guaranteed Ship Financing Bonds, Series 1995 maturing in 2021, payable in equal semi-annual installments of $184 (Barge Series Bonds) and $107 (Tug Series Bonds) plus 6.70% interest on outstanding principal balance, secured by certain marine vessels	—	9,104

Total long-term debt	150,000	201,304
Less current installments	—	9,104

Long-term debt, net of current installments	$150,000	$192,200

* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. We incur a commitment fee on the unused portions of the credit facility.
**Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November 2010.
*** The Partnership’s credit facility required it to redeem the U.S. Government Guaranteed Ship Financing Bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2006, we had $20,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of June 30, 2006, we had $99,880 available under our revolving credit facility.
     On July 14, 2005, the Partnership issued a $120 irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     The Partnership’s obligations under the credit facility are secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in its operating subsidiaries and equity method investees. The Partnership may prepay all amounts outstanding under this facility at any time without penalty.
     In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it is the survivor; (iv) sell all or substantially all of its assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make certain capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) its joint ventures to incur indebtedness or grant certain liens.
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in its credit facility for the year ended December 31, 2005 and for the six months ended June 30, 2006.
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
June 30, 2006
(Unaudited)
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
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $130,000 to a high of $197,700. As of June 30, 2006, the Partnership had $99,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     On July 15, 2005, the Partnership assumed $9,400 of U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur. The outstanding balance as of December 31, 2005 was $9,104. These bonds were payable in equal semi-annual installments of $291, and were secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to the Partnership’s credit facility that it entered into in connection with the acquisition of CF Martin Sulphur, the Partnership was obligated to repay these bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility. In addition, a pre-payment premium was paid in the amount of $1,160.
     The Partnership paid cash interest in the amount of $2,484 and $1,195 for the three months ended June 30, 2006 and 2005, respectively, and $6,261 and $2,235 for the six months ended June 30, 2006 and 2005, respectively. Capitalized interest was $398 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $670 and $0 for the six months ended June 30, 2006 and 2005, respectively.
(12) Interest Rate Cash Flow Hedge
     In April, 2006, we entered into an interest rate swap agreement with a notional amount of $75.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. This interest rate swap matures in November 2010. We designated this swap agreement as a cash flow hedge. Under the swap agreement, we pay a fixed rate of interest of 5.25% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this swap is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap. During the three months ended June 30, 2006, we recognized increases in interest expense of less than $0.1 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of this interest rate swap agreement was a gain of approximately $1.0 million at June 30, 2006.
The fair value of derivative assets and liabilities are as follows:

June 30,
2006
Fair value of derivative assets — current	$257
Fair value of derivative assets — long term	740

Net fair value of derivatives	$997

(13) Gain on Involuntary Conversion of Assets
     During the third quarter of 2005, the Partnership experienced a casualty loss caused by two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2006
(Unaudited)
as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Based on commitments from our insurance underwriters, the Partnership recorded an additional insurance receivable during the first quarter of 2006, which resulted in a gain of $853 for this involuntary conversion of assets reported in other operating income.
(14) Income Taxes
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. There was no income tax expense recorded for the three or six month periods ended June 30, 2006. Beginning 2007, the Partnership anticipates it will incur tax expense related to this new Texas margin tax.

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
     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 14, 2006.
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

     Martin Resource Management has operated our business for several years. Martin Resource Management began operating our natural gas/LPG services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.
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
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, the Partnership adopted a hedging policy that allows it to use hedge accounting for financial transactions that are designated as hedges. As of June 30, 2006, the Partnership has designated a portion of its derivative instruments as hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations in the current period.
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
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion No. 29, Accounting for Nonmonetary Transactions and SFAS 153, Exchanges of Nonmonetary Assets. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption did not have a material impact on our financial statements.

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
     Equity Method Investment
     On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur segment. Prior to the acquisition, we used the equity method of accounting for our interest in CF Martin Sulphur because we owned an unconsolidated non-controlling 49.5% limited partner interest in this entity. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
     Following our acquisition of Prism Gas in November 2005, we own an unconsolidated 50% interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“Panther”). As a result, they are accounted for by the equity method and we do not include any portion of their net income in our operating income.
     On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.
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
     We determined fair value in each reporting unit based on a multiple of current annual cash flows. This multiple was derived from our experience with actual acquisitions and dispositions and our valuation of recent potential acquisitions and dispositions.

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
     Allowance for Doubtful Accounts
     In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record specific reserves for bad debts to reduce the related receivable to the amount we ultimately expect to collect from customers.
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
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $12.8 million of direct costs and expenses for the three months ended June 30, 2006 compared to $9.2 million for the three months ended June 30, 2005. We reimbursed Martin Resource Management for $24.3 million of direct costs and expenses for the six months ended June 30, 2006 compared to $18.6 million for the six months ended June 30, 2005. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in acquisitions. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2005. We reimbursed Martin Resource Management for $0.7 million of indirect expenses for the six months ended June 30, 2006 compared to $0.6 million for the six months ended June 30, 2005. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
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

     In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 5% and 6% of our total cost of products sold during the three months and six months ended June 30, 2006 and 2005, respectively; and approximately 5% and 6% of our total cost of products sold during the six months ended June 30, 2006 and 2005, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for 4% of our total revenues during the three months and six months ended June 30, 2006 compared to 5% of our total revenues during the three months and six months ended June 30, 2005. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
Omnibus Agreement
     We are a party to an omnibus agreement with Martin Resource Management. In this agreement:
•	Martin Resource Management agreed to not compete with us in the terminalling and storage, marine transportation, natural gas/ LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of August 8, 2006, we have not increased this cap. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
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
          We are also party to the following:
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

Marine Transportation Agreement — under which we provide marine transportation services to Martin Resource Management on a spot-contract basis. Effective January 1, 2006 we entered into a new agreement to provide marine transportation services on a spot-contract basis. This agreement replaced a prior agreement in place between us and Martin Resource Management, which expired on November 1, 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by providing the other party with written notice at least 60 days prior to the expiration of the then applicable term. The rates to be charged under this agreement are based on market rates and were established at the onset of this agreement for the first one-year term.

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
     Our Relationship with CF Martin Sulphur
          On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and conduct its day-to-day operations. Subsequent to the acquisition, CF Martin Sulphur was a wholly owned partnership which is included in the consolidated financial presentation of our sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
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
     Results of Operations
          The results of operations for the three months and six months ended June 30, 2006 and 2005 have been derived from the consolidated and condensed financial statements of the Partnership.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and six months ended June 30, 2006 and 2005. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Operating income:
Terminalling	$2,114	$2,203	$5,077	$4,453
Marine transportation	1,686	1,083	2,395	2,015
Natural Gas/LPG services	(44)	358	1,204	2,012
Sulfur	2,092	197	3,551	197
Fertilizer	875	884	1,097	1,363
Indirect selling, general and administrative expenses	(849)	(848)	(1,566)	(1,668)

Operating income	$5,874	$3,877	$11,758	$8,372

Equity in earnings of unconsolidated subsidiaries	$2,310	$120	$4,722	$195

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
     Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
          Our total revenues were $133.1 million for the three months ended June 30, 2006 compared to $84.9 million for the three months ended June 30, 2005, an increase of $48.2 million, or 57%. Our cost of products sold was $105.9 million for the three months ended June 30, 2006 compared to $66.3 million for the three months ended June 30, 2005, an increase of $39.6 million, or 60%. Our total operating expenses were $14.4 million for the three months ended June 30, 2006 compared to $10.2 million for the three months ended June 30, 2005, an increase of $4.2 million, or 41%.
          Our total selling, general and administrative expenses were $2.6 million the three months ended June 30, 2006 compared to $1.8 million for the three months ended June 30, 2005, an increase of $0.8 million, or 44%. Total depreciation and amortization was $4.3 million the three months ended June 30, 2006 compared to $2.7 million for the three months ended June 30, 2005, an increase of $1.6 million, or 59%. Our operating income was $5.9 million the three months ended June 30, 2006 compared to $3.9 million for the three months ended June 30, 2005, an increase of $2.0 million, or 51%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage
          The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues:
Services	$5,592	$5,443
Products	2,798	2,381

Total revenues	8,390	7,824

Cost of products sold	2,317	1,921
Operating expenses	2,837	2,447
Selling, general and administrative expenses	29	145
Depreciation and amortization	1,093	1,108

Operating income	$2,114	$2,203

     Revenues. Our terminalling and storage revenues increased $0.6 million, or 7%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Service revenue accounted for $0.2 million of this increase due to an increase in the number of drilling rigs we serve from our full service bases. Product revenue increased $0.4 million primarily due to an increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products sold increased $0.4 million, or 21%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was a result of an increase in the price paid for lubricants in the second quarter of 2006 compared to the second quarter of 2005.
     Operating expenses. Operating expenses increased $0.4 million, or 16%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was due primarily to increased utility, repairs and product handling costs.
     Selling, general and administrative expenses. Selling, general & administrative expenses decreased $0.1 million, or 80%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Depreciation and amortization. Depreciation and amortization was approximately the same for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     In summary, our terminalling operating income decreased $0.1 million, or 4%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Marine Transportation
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$10,909	$9,582
Operating expenses	7,441	7,211
Selling, general and administrative expenses	154	70
Depreciation and amortization	1,628	1,218

Operating income	$1,686	$1,083

     Revenues. Our marine transportation revenues increased $1.3 million, or 14%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Our offshore revenues increased $2.0 million primarily as a result of the purchase of the Texan, an offshore tug, and the Ponciana, an offshore LPG barge. During such period, we also operated another offshore barge that was recently upgraded to handle petroleum products and experienced increased utilizations from the entire offshore assets. Our inland marine assets, coupled with leased inland marine assets, experienced a decrease in revenues of $0.4 million due to decreased utilization from shipyard drydocks and crew shortages.
     Intersegment sales of $0.4 million from our marine transportation segment to our sulfur, terminalling and storage, and fertilizer segments were eliminated, reducing reported marine transportation revenue by this amount. All intercompany transactions are eliminated in consolidation.
     Operating expenses. Operating expenses increased $0.2 million, or 3%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily a result of increased operating costs, including crew wages and fuel expenses.
     Selling, general, and administrative expenses. Selling, general & administrative expenses increased $0.1 million, or 120%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 34%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was the result of maintenance capital expenditures made in the last 12 months and offshore marine vessel acquisitions.
     In summary, our marine transportation operating income increased $0.6 million, or 56%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Natural Gas/LPG Services
     The following table summarizes our results of operations in our natural gas/LPG services segment.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$84,058	$57,688
Cost of products sold	81,517	56,412
Operating expenses	1,260	519
Selling, general and administrative expenses	917	345
Depreciation and amortization	408	54

Operating income	$(44)	$358

Equity in Earnings of Unconsolidated Entities	$2,310	$—

LPG Volumes (gallons)	69,229	56,546

     Revenues. Our natural gas/LPG services revenues increased $26.4 million, or 46%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Of the increase, $5.8 million relates to sales in our historical LPG distribution segment. Our average sales price per gallon from our historical LPG distribution segment was 23% higher in the second quarter of 2006 compared to this same period in 2005. This price increase was due to a general increase in the prices of LPG’s.
     The remaining $20.6 million increase relates to increases in sales resulting from our acquisition of Prism Gas. These sales are comprised of $17.4 million of LPG sales, $3.2 million of natural gas sales and $0.4 million of gathering and processing fees. Also, included in revenue was $0.4 million of losses on derivative contracts, of which $0.6 million was a non-cash mark to market charge.
     Costs of product sold. Our cost of products increased $25.1 million, or 45%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Of the increase, $5.6 million is related to costs in our historical LPG distribution segment. This increase was less than our increase in LPG revenues, as we were able to slightly increase our per gallon margins. The balance of the increase of $19.5 million relates to costs from our Prism Gas acquisition.
     Operating expenses. Operating expenses increased $0.7 million, or 143%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. An increase of $0.2 million was a result of additional operating expenses incurred from our East Texas pipeline operations, and $0.5 million resulted from the Prism Gas acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 166%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
     Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 654%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily a result of the Prism Gas acquisition.

          In summary, our natural gas/LPG services operating income decreased $0.4 million, or 112%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease is primarily related to an increase in selling, general and administrative expenses related to the Prism Gas acquisition. Prism Gas, as operator of Waskom, is required, per the partnership agreement, to perform certain services, including but not limited to accounting and engineering, for the Waskom partnership. While Prism Gas does receive an operator’s fee based on a percentage of Waskom’s operating costs, generally the expenses incurred are recovered in equity in earnings of unconsolidated entities.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.3 million for the three months ended June 30, 2006. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and Panther. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in the partnership which owns the lease rights to the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.
Sulfur
          The following table summarized our results of operations in our sulfur segment.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$17,624	$940
Cost of products sold	11,701	699
Operating expenses	2,843	—
Selling, general and administrative expenses	268	—
Depreciation and amortization	720	44

Operating income	$2,092	$197

Sulfur Volumes (tons)	230.2	10.7

          Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets, and the construction of a new sulfur priller at our Neches terminal in Beaumont which began operations in January 2006. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulphur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, CF Martin Sulphur became a wholly-owned subsidiary of the Partnership and all intercompany transactions are eliminated in consolidation. The results of operations for the three month period ending June 30, 2005 represents operations at the Stockton, California priller facility from April 2005 through June 2005.
     Fertilizer
          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$12,071	$8,862
Cost of products sold	10,402	7,256
Selling, general and administrative expenses	388	440
Depreciation and amortization	406	282

Operating income	$875	$884

Fertilizer Volumes (tons)	63.7	39.5

          Revenues. Our fertilizer revenues increased $3.2 million, or 36%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Our sales volume increased 61% due to increased demand from our customers and new volume sales as a result of the acquisition of the assets of A&A Fertilizer Company (“A&A”), which closed in December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 15%. This decrease of our sales price per ton was a result of the A&A acquisition. Product sales relating to the assets we acquired in this acquisition are at a lower sales price per ton than our historical product sales.
          Cost of products sold. Our cost of products sold increased $3.1 million, or 43%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This percentage increase was greater than our percentage increase in sales, resulting in a decreased gross margin per ton. This increase resulted from competitive pricing pressure.
          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization increased approximately $0.1 million, or 44%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily due to the acquisition of A&A fertilizer.
     In summary, our fertilizer operating income remained approximately the same for both three month periods.
     Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
          Our total revenues were $279.9 million for the six months ended June 30, 2006 compared to $181.0 million for the six months ended June 30, 2005, an increase of $98.9 million, or 55%. Our cost of products sold was $227.5 million for the six months ended June 30, 2006 compared to $144.4 million for the six months ended June 30, 2005, an increase of $83.1 million, or 58%. Our total operating expenses were $28.3 million for the six months ended June 30, 2006 compared to $19.2 million for the six months ended June 30, 2005, an increase of $9.1 million, or 47%.
          Our total selling, general and administrative expenses were $5.0 million for the six months ended June 30, 2006 compared to $3.7 million for the six months ended June 30, 2005, an increase of $1.3 million, or 35%. Total depreciation and amortization was $8.2 million for the six months ended June 30, 2006 compared to $5.4 million for the six months ended June 30, 2005, an increase of $2.8 million, or 52%. Our operating income was $11.8 million for the six months ended June 30, 2006 compared to $8.4 million for the six months ended June 30, 2005, an increase of $3.4 million, or 40%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage
          The following table summarizes our results of operations in our terminalling and storage segment.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues:
Services	$11,348	$11,077
Products	5,214	4,793

Total revenues	16,562	15,870
Cost of products sold	4,316	4,020
Operating expenses	5,804	4,909
Selling, general and administrative expenses	49	273
Depreciation and amortization	2,169	2,215

	4,224	4,453

Other operating income	853	—

Operating income	$5,077	$4,453

     Revenues. Our terminalling and storage revenues increased $0.7 million, or 4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Service revenue accounted for $0.3 million of this increase due to an increase in number of drilling rigs we serve from our bases. Product revenue increased $0.4 million primarily to an increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products increased $0.3 million, or 7%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was a result of an increase in the price paid for lubricants in the first six months of 2006 compared to the first six months of 2005.
     Operating expenses. Operating expenses increased $0.9 million, or 18%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Of this increase, $0.2 million was a result of hurricane related expenses; $0.2 million was a result of increased utility, repairs and product handling costs, and the balance of the increase was a result of increased activity at our terminals.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 82%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to decreases in various miscellaneous expenses.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both six month periods.
     Other operating income. Other operating income for the six months ended June 30, 2006 consisted solely of a gain of $0.9 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds that were greater than the impairment of assets destroyed by hurricane Katrina and Rita
     In summary, terminalling and storage operating income increased $0.6 million, or 14%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Marine Transportation
     The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$20,221	$18,056
Operating expenses	14,513	13,369
Selling, general and administrative expenses	274	243
Depreciation and amortization	3,039	2,429

Operating income	$2,395	$2,015

     Revenues. Our marine transportation revenues increased $2.2 million, or 12%, for the six months ended June 20, 2006 compared to the six months ended June 30, 2005. Our offshore revenues increased $2.8 million primarily as a result of the purchase of the Texan, an offshore tug, and the Ponciana, an offshore LPG barge. During such period, we also operated another offshore barge that was recently upgraded to handle petroleum products and experienced increased utilizations from the entire offshore assets. Our inland marine assets, coupled with leased inland marine assets, had decreased revenues of $0.1 million.
     Intersegment sales of $0.7 million from our marine transportation segment to our sulfur, terminalling and storage, and fertilizer segments were eliminated, reducing reported marine transportation revenue by this amount. All intercompany transactions are eliminated in consolidation.
     Operating expenses. Operating expenses increased $1.1 million, or 9%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was a result of increased operating costs, including crew wages and fuel expenses.
     Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both six month periods.
     Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 25%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was the result of maintenance capital expenditures made in the last 12 months and offshore marine vessel acquisitions.
     In summary, our marine transportation operating income increased $0.4 million, or 19%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Natural Gas/LP Services
     The following table summarizes our results of operations in our natural gas/LPG services segment.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$185,982	$127,755
Cost of products sold	179,600	124,047
Operating expenses	2,565	964
Selling, general and administrative expenses	1,809	622
Depreciation and amortization	804	110

Operating income	$1,204	$2,012

Equity in Earnings of Unconsolidated Entities	$4,722	$—

LPG Volumes (gallons)	158,908	127,540

     Revenues. Our natural gas/LPG services revenues increased $58.2 million, or 46%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Of the increase, $18.5 million relates to sales in our historical LPG distribution segment. Our average sales price per gallon from our historical LPG distribution segment was 21% higher in the first six months of 2006 compared to the first six months of 2005. This price increase was due to a general increase in the prices of LPG’s.
     The remaining $39.7 million increase relates to increases in sales resulting from our acquisition of Prism Gas. These sales are comprised of $31.8 million of LPG sales, $7.2 million of natural gas sales and $0.8 million of gathering and processing fees. Also included in revenue was $0.1 million of losses on derivative contracts of which $0.6 million was a non-cash mark-to-market charge.
     Costs of product sold. Our cost of products increased $55.6 million, or 45%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Of the increase, $18.6 million is related to costs in our historical LPG distribution segment. This increase was slightly higher than our increase in LPG revenues; however, our per gallon margin remained relatively flat. The balance of the increase of $37.0 million relates to costs resulting from our Prism Gas acquisition.
     Operating expenses. Operating expenses increased $1.6 million, or 166%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. An increase of $0.4 million was a result of additional operating expenses incurred from our East Texas pipeline operations, and $1.1 million resulted from the Prism Gas acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 191%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
     Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 631%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
     In summary, our natural gas/LPG services operating income decreased $0.8 million, or 40%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease is primarily related to an increase in selling, general and administrative expenses related to the Prism Gas acquisition. Prism Gas, as operator of Waskom, is required, per the partnership agreement, to perform certain services, including but not limited to accounting and engineering, for the Waskom partnership. While Prism Gas does receive an operator’s fee based on a percentage of Waskom’s operating costs, generally the expenses incurred are recovered in equity in earnings of unconsolidated entities.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $4.7 million for the six months ended June 30, 2006. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and Panther. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in a partnership that owns the lease rights to the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.

Sulfur
     The following table summarizes our results of operations in our sulfur segment.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$33,013	$940
Cost of products sold	22,172	699
Operating expenses	5,399	—
Selling, general and administrative expenses	503	—
Depreciation and amortization	1,388	44

Operating income	$3,551	$197

Sulfur Volumes (long tons)	427.9	10.7

     Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets Bay Sulfur assets, and the construction of a new sulfur priller at our Neches terminal in Beaumont that began operations in January 2006. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulphur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, CF Martin Sulphur became a wholly-owned subsidiary of the Partnership and all intercompany transactions were eliminated in consolidation. The results of operations for the six month period ending June 30, 2005 represents operations at the Stockton, California priller facility from April 2005 through June 2005.
Fertilizer
     The following table summarizes our results of operations in our fertilizer segment.

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues	$24,096	$18,415
Cost of products sold	21,402	15,612
Selling, general and administrative expenses	790	878
Depreciation and amortization	807	562

Operating income	$1,097	$1,363

Fertilizer Volumes (tons)	128.4	84.2

     Revenues. Our fertilizer revenues increased $5.7 million, or 31%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our sales volume increased 53% due to increased demand from our customers and new volume sales as a result of the A&A acquisition, which closed in December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 8%. This decrease of our sales price per ton was a result of the A&A acquisition. Product sales relating to assets we acquired in this acquisition are at a lower sales price per ton than our historical product sales.
     Cost of products sold. Our cost of products sold increased $5.8 million, or 37%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This percentage increase was greater than our percentage increase in sales, resulting in a decreased gross margin per ton. This increase resulted from competitive pricing pressure.

     Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
     Depreciation and amortization. Depreciation and amortization increased approximately $0.2 million, or 44%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to the acquisition of A&A fertilizer.
     In summary, our fertilizer operating income decreased $0.3 million, or 20%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of products sold	80%	78%	81%	80%
Operating expenses	11%	12%	10%	11%
Selling, general and administrative expenses	2%	2%	2%	2%
Depreciation and amortization	3%	3%	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the three months and six months ended June 30, 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and Panther owned by Prism Gas since its acquisition on November 10, 2005, and for the three months and six months ended June 30, 2005 equity in earnings of unconsolidated entities relates to our non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005.
     Equity in earnings of unconsolidated entities was $2.3 million for the three months ended June 30, 2006 compared to the $0.1 million for the three months ended June 30, 2005, an increase of $2.2 million. These increases are related to earnings received from Waskom, Matagorda and Panther.
     Equity in earnings of unconsolidated entities was $4.7 million for the six months ended June 30, 2006 compared to the $0.2 million for the six months ended June 30, 2005, an increase of $4.5 million. These increases are related to earnings received from Waskom, Matagorda and Panther.
     Interest Expense
     Interest expense for all operations was $3.0 million for the three months ended June 30, 2006 compared to the $1.1 million for the three months ended June 30, 2005, an increase of $1.9 million, or 173%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the second quarter of 2006 compared to the same period in 2005.
     Interest expense for all operations was $6.0 million for the six months ended June 30, 2006 compared to the $2.2 million for the six months ended June 30, 2005, an increase of $3.8 million, or 173%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first six months of 2006 compared to the same period in 2005.

     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $0.8 million for both three month periods ended June 30, 2006 and 2005.
     Indirect selling, general and administrative expenses were $1.6 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005, a decrease of $0.1 million, or 6%. The decrease of $0.1 million was primarily due to a decrease of $0.3 million of Sarbanes-Oxley costs, which was offset by an increase in overhead allocation expenses and investor relations expenses of $0.2 million.
     Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of August 8, 2006, we have not increased this cap. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the six months ended June 30, 2006, cash decreased $2.3 million as a result of $10.5 million provided by operating activities, $42.5 million used in investing activities and $29.7 million provided by financing activities. For the six months ended June 30, 2005, cash increased $0.9 million, as a result of $22.5 million provided by operating activities, $15.3 million used in investing activities and $8.2 million used by financing activities.
     For the six months ended June 30, 2006 our investing activities of $42.5 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, insurance proceeds from involuntary conversion of property, plant and equipment, investments in and distributions from unconsolidated entities. For the six months ended June 30, 2005 our investing activities of $15.3 million consisted primarily of capital expenditures and acquisitions.
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
     For the six months ended June 30, 2006 and 2005, our capital expenditures for property and equipment were $45.2 million and $10.6 million, respectively.

     As to each period:
•	For the six months ended June 30, 2006, we spent $36.3 million for expansion and $8.9 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $3.9 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

•	For the six months ended June 30, 2005, we spent $8.3 million for expansion capital expenditures and $2.2 million for maintenance capital expenditures. Our expansion capital expenditures were made in connection with the purchase of a liquefied petroleum gas pipeline from an unrelated party in January 2005, the purchase of a sulfur priller from an unrelated party in April 2005 and the purchase of additional marine equipment. Our maintenance capital expenditures were primarily made for terminalling, marine transportation, LPG and fertilizer facilities.
     For the six months ended June 30, 2006, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $16.0 million, net proceeds from a follow on equity offering of $95.3 million, payments of long term debt to financial lenders of $86.3 million, borrowings of long-term debt under our credit facility of $35.0 million, contributions of $2.1 million from our general partner and payments of debt issuance costs of $0.3 million. For the six months ended June 30, 2005, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $9.3 million, payments of long term debt under our credit facility of $10.4 million, borrowings of long-term debt under our credit facility of $11.9 million and payments of debt issuance costs of $0.4 million.
Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of June 30, 2006, we had $150.0 million of outstanding indebtedness, consisting of outstanding borrowings of $20.0 million under our revolving credit facility and $130.0 million under our term loan facility. Under our prior acquisition subfacility, we borrowed $3.5 million in connection with the acquisition of the East Texas Pipeline in January 2005, $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005, and $19.4 million in connection with the acquisition of the partnership interests in CF Martin Sulphur not owned by us in July 2005. In connection with the CF Martin Sulphur acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. The remaining indebtedness relates to certain financing of CF Martin Sulphur under its U.S. Government Guaranteed Ship Financing Bonds. These bonds were paid on March 6, 2006 with available cash and borrowings from our revolving credit facility.
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
     We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2006. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. See “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006 for a discussion of such risks.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2006 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$20,000	$—	$—	$20,000	$—
Term loan facility	130,000	—	—	130,000	—
Non-competition agreements	1,200	250	500	300	150
Operating leases	12,705	2,499	4,345	2,611	3,250
Interest expense(1)
Revolving Credit Facility	6,471	1,481	2,962	2,028	—
Term loan facility	41,702	9,544	19,088	13,070	—

Total contractual cash obligations	$212,078	$13,774	$26,895	$168,009	$3,400

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
     Letter of Credit At June 30, 2006, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2006, we had $20.0 million outstanding under the revolving credit facility and $130 million outstanding under the term loan facility. As of June 30, 2006, we had $99.9 million available under our revolving credit facility.
     On July 14, 2005, the Partnership issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $130 million to a high of $197.7 million.

     Our obligations under the credit facility are secured by substantially all of our assets, including without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. We incur a commitment fee on the unused portions of the credit facility.
     Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November 2010.
     In addition, the credit facility contains various covenants, which, among other things, limit our ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless we are the survivor; (iv) sell all or substantially all of our assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make certain capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) to allow our joint ventures to incur indebtedness or grant certain liens.
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
     As of August 8, 2006, our outstanding indebtedness includes $160.0 million under our credit facility.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly LPGs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for LPGs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, marine transportation and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes have in the past and could in the future impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 2006 and 2005. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and six months ended June 30, 2006 or 2005. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for LPGs. We also incur, to a lesser extent, risks related to interest rate fluctuations. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have initiated hedging activities with respect to commodity price risks.
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
     On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, and have established a maximum credit limit threshold pursuant to our hedging policy and monitor the appropriateness of these limits on an ongoing basis.
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
     Based on estimated volumes, as of June 30, 2006, Prism Gas had hedged approximately 63%, 58%, 22%, and 14% of its commodity risk by volume for 2006, 2007, 2008, and 2009, respectively. As of June 30, 2006, derivative assets of $401 were included in other current assets and $17 were included in non-current assets on the balance sheet. Derivative liabilities of $424 were included in other current liabilities and $714 were included in long-term liabilities on the balance sheet. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month (July-December)	Natural Gas Swap ($9.03)	Houston Ship Channel
2006	Natural Gas	10,000 MMBTU/Month (July-December)	Natural Gas Swap ($9.54)	Houston Ship Channel
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
     Our principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us. For additional information regarding our hedging activities, see “Note 6 — Commodity Cash Flow Hedges” in our “Notes to Consolidated and Condensed Financial Statements” contained herein.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility, which had a floating interest rate as of August 8, 2006. We had a total of $160.0 million of indebtedness outstanding under our credit facility at August 8, 2006. Effective April 13, 2006, we entered into a cash flow hedge that swaps $75.0 million of floating rate debt to a fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. This cash flow hedge matures in November 2010. The impact of a 1% increase in interest rates on the remaining amount of floating rate debt of $85.0 million would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.

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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of the Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.
By:	Martin Midstream GP LLC
Its General Partner

Date: August 8, 2006	By:	/s/ Ruben S. Martin
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