Form 10-Q
period 2006-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2006-11-09
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐     No ☑
     The number of the registrant’s Common Units outstanding at November 9, 2006 was 9,282,652. The number of the registrant’s subordinated units outstanding at November 9, 2006 was 3,402,690.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash	$834	$6,465
Accounts and other receivables, less allowance for doubtful accounts of $297 and $140	51,779	72,162
Product exchange receivables	6,895	2,141
Inventories	39,739	33,909
Due from affiliates	1,787	1,475
Other current assets	1,787	1,420

Total current assets	102,821	117,572

Property, plant and equipment, at cost	304,365	235,218
Accumulated depreciation	(71,657)	(59,505)

Property, plant and equipment, net	232,708	175,713

Goodwill	27,600	27,600
Investment in unconsolidated entities	67,119	59,879
Other assets, net	7,594	8,280

	$437,842	$389,044

Liabilities and Partners’ Capital

Current installments of long-term debt	$73	$9,104
Trade and other accounts payable	45,731	67,387
Product exchange payables	14,527	9,624
Due to affiliates	8,459	3,492
Income taxes payable	209	6,345
Other accrued liabilities	3,974	3,617

Total current liabilities	72,973	99,569

Long-term debt	180,040	192,200
Other long-term obligations	2,418	1,710

Total liabilities	255,431	293,479

Partners’ capital	182,727	95,565
Accumulated other comprehensive income	(316)	—

Total partners’ capital	182,411	95,565

Commitments and contingencies
	$437,842	$389,044

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Terminalling and storage	$6,163	$5,782	$17,511	$16,858
Marine transportation	12,949	8,578	33,170	26,634
Product sales:
Natural gas/LPG services	102,217	71,732	288,199	199,487
Sulfur	13,716	16,803	46,729	17,743
Fertilizer	9,256	7,565	33,352	25,980
Terminalling and storage	3,204	2,320	8,418	7,114

	128,393	98,420	376,698	250,324

Total revenues	147,505	112,780	427,379	293,816

Costs and expenses:
Cost of products sold:
Natural gas/LPG services	98,639	68,140	278,239	192,187
Sulfur	8,496	11,331	30,668	12,030
Fertilizer	8,243	6,343	29,645	21,955
Terminalling and storage	2,550	1,950	6,866	5,969

	117,928	87,764	345,418	232,141
Expenses:
Operating expenses	17,470	13,423	45,751	32,778
Selling, general and administrative	2,810	1,848	7,801	5,420
Depreciation and amortization	4,577	3,312	12,784	8,672

Total costs and expenses	142,785	106,347	411,754	279,011

Other operating income	—	—	853	—

Operating income	4,720	6,433	16,478	14,805

Other income (expense):
Equity in earnings of unconsolidated entities	2,720	27	7,442	222
Interest expense	(3,189)	(1,639)	(9,225)	(3,834)
Debt prepayment premium	—	—	(1,160)	—
Other, net	78	25	330	127

Total other income (expense)	(391)	(1,587)	(2,613)	(3,485)

Net income	$4,329	$4,846	$13,865	$11,320

General partner’s interest in net income	$218	$97	$702	$226
Limited partners’ interest in net income	$4,111	$4,749	$13,163	$11,094

Net income per limited partner unit — basic and diluted	$0.32	$0.56	$1.05	$1.31

Weighted average limited partner units — basic	12,682,342	8,475,862	12,555,968	8,475,862
Weighted average limited partner units — diluted	12,684,889	8,475,862	12,558,601	8,475,862
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital

						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances – January 1, 2005	4,222,500	$79,680	4,253,362	$(4,772)	$626	$—	$75,534

Net Income	—	5,527	—	5,567	226	—	11,320

Cash distributions	—	(6,841)	—	(6,890)	(280)	—	(14,011)

Balances – September 30, 2005	4,222,500	$78,366	4,253,362	$(6,095)	$572	$—	$72,843

Balances – January 1, 2006	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net Income	—	9,635	—	3,528	702	—	13,865

Follow-on public offering	3,450,000	95,272	—	—	—	—	95,272

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	17	—	—	—	—	17

Cash distributions	—	(16,987)	—	(6,227)	(830)	—	(24,044)

Commodity hedging gains reclassified to earnings	—	—	—	—	—	(3)	(3)

Adjustment in fair value of derivatives	—	—	—	—	—	(313)	(313)

Balances – September 30, 2006	9,282,652	$188,143	3,402,690	$(8,341)	$2,925	$(316)	$182,411

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$4,329	$4,846	$13,865	$11,320
Changes in fair values of commodity cash flow hedges	796	—	244	—
Commodity hedging gains reclassified to earnings	(39)	—	(3)	—
Changes in fair value of interest rate cash flow hedge	(1,554)	—	(557)	—

Comprehensive income	$3,532	$4,846	$13,549	$11,320

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities:
Net income	$13,865	$11,320

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,784	8,672
Amortization of deferred debt issuance costs	770	396
Gain on involuntary conversion of property, plant and equipment	(853)	—
Equity in earnings of unconsolidated entities	(7,442)	(222)
Non-cash mark-to-market on derivatives	(154)	—
Distributions in-kind from equity investments	6,710	—
Other	15	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:

Accounts and other receivables	18,695	261
Product exchange receivables	(4,754)	(3,565)
Inventories	(5,830)	(6,454)
Due from affiliates	(312)	794
Other current assets	90	200
Trade and other accounts payable	(21,656)	11,495
Product exchange payables	4,903	626
Due to affiliates	4,967	787
Other accrued liabilities	(5,747)	412
Change in other non-current assets and liabilities	(148)	(446)

Net cash provided by operating activities	15,903	24,276

Cash flows from investing activities:
Payments for property, plant and equipment	(53,511)	(12,264)
Acquisitions, net of cash acquired	(16,544)	(29,227)
Proceeds from sale of property, plant and equipment	770	46
Insurance proceeds from involuntary conversion of property, plant and equipment	2,541	—
Escrow deposit for acquisition	—	(5,000)
Investments in unconsolidated entities	(7,344)	—
Distributions from unconsolidated entities	836	—

Net cash used in investing activities	(73,252)	(46,445)

Cash flows from financing activities:
Payments of long-term debt	(105,810)	(16,691)
Proceeds from long-term debt	84,619	53,200
Net proceeds from follow on public offering	95,272	—
Payments of debt issuance costs	(371)	(397)
General partner contribution	2,052	—
Cash distributions paid	(24,044)	(14,011)

Net cash provided by financing activities	51,718	22,101

Net decrease in cash and cash equivalents	(5,631)	(68)

Cash at beginning of period	6,465	3,184

Cash at end of period	$834	$3,116

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
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
          In April 2005, the Partnership began another primary line of business for sulfur marketing and distribution through the acquisition of the operating assets of Bay Sulfur Company, including a sulfur priller in Stockton, California. In January, 2006, an additional sulfur priller began production at the Partnership’s Neches facility in Beaumont, Texas. On July 15, 2005 the Partnership acquired all of the outstanding partnership interests of CF Martin Sulphur, L.P. (“CF Martin Sulphur”) not owned by the Partnership. As a result, CF Martin Sulphur has been consolidated in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. The sulfur segment includes the marketing, transportation, terminalling and storage, processing and distribution of molten and pelletized sulfur.
          On November 10, 2005, the Partnership acquired Prism Gas Systems I, L.P. (“Prism Gas”) which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interests in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and the Panther Interstate Pipeline Energy LLC (“PIPE”) each accounted for under the equity method of accounting.
          The petroleum products and by-products the Partnership collects, transports, stores and distributes are produced primarily by major and independent oil and gas companies who often turn to third parties, such as the Partnership, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. The Partnership operates primarily in the Gulf Coast region of the United States, which is a major hub for petroleum refining, natural gas gathering and processing and support services for the exploration and production industry.
(2) Significant Accounting Policies
          In addition to matters discussed below in this note, the Partnership’s significant accounting policies are detailed in the audited consolidated financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006.
          (a) Principles of Presentation and Consolidation
          The balance sheets as of September 30, 2006 and December 31, 2005, statements of capital and cash flows for the nine months ended September 30, 2006 and 2005, and the statements of operations and comprehensive income for the three and nine months ended September 30, 2006 and 2005 are presented on a consolidated basis and include the operations of the Partnership and its wholly-owned subsidiaries and equity method investees.
          These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.
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
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2006, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
          (c) Comprehensive Income
          Comprehensive income includes net income and other comprehensive income. Other comprehensive income for the partnership includes unrealized gains and losses on derivative financial instruments. In accordance with SFAS No. 133, the partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.
          (d) Unit Grants
          In January 2006, the Partnership issued 1,000 restricted units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010. The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $7 and $17 for the three months and nine months ended September 30, 2006. The Partnership’s general partner contributed $2 in cash to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
          (e) Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months and nine months ended September 30, 2006, the general partner received $134 and $403 in incentive distributions.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
          (f) Net Income per Unit
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
          The weighted average units outstanding for basic net income per unit were 12,682,342 and 8,475,862 for the three months ended September 30, 2006 and 2005 and were 12,555,968 and 8,475,862 for the nine months ended September 30, 2006 and 2005, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,547 and 2,633 for the three months and nine months ended September 30, 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
          (g) Impact of Recently Issued Accounting Standards
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
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Partnership is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a material adverse effect on its consolidated financial statements.
          In September 2006, the FASB issued FAS 157, which will become effective for the Partnership on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Partnership from the adoption of FAS 157 in 2008 will depend on the Partnership’s assets and liabilities at that time that are required to be measured at fair value.
(3) Subsequent Event
          In October 2006, the Waskom plant was shutdown for a period of nine days in order to upgrade its assets to prepare for plant expansions which the Partnership anticipates will be completed in the first and second quarters of 2007. In addition, the Waskom fractionator was shutdown for most of October to facilitate a 100 million cubic feet per day expansion which the Partnership anticipates will be completed in early November, 2006.
(4) Acquisitions
          (a) Corpus Christi Barge Terminal
          In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200 which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land and includes three tanks with a combined shell capacity of approximately 240,000 barrels as well as pump and piping an infrastructure for truck unloading and product delivery to two oil docks. There are also several pumps, controls, and office building onsite for administrative use.
          (b) Marine Vessel Acquisitions
          In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore LPG barge, for $5,850 from Martin Resource Management Corporation (“MRMC”). The acquisition price was based on a third-party appraisal and was approved by the Partnership’s conflicts committee. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year charter with an affiliate of MRMC.
(5) Inventories
          Components of inventories at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Liquefied petroleum gas	$24,385	$18,405
Sulfur	4,277	3,485
Fertilizer — raw materials and packaging	2,348	2,617
Fertilizer — finished goods	4,216	5,803
Lubricants	2,624	2,035
Other	1,889	1,564

	$39,739	$33,909

(6) Investment in Unconsolidated Partnerships and Joint Ventures
          In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of MRMC. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur was a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
          On November 10, 2005, the Partnership acquired Prism Gas which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Through the acquisition of Prism Gas, the Partnership also acquired 50% ownership interests in Waskom, Matagorda and PIPE. Each of the interests referenced above are accounted for under the equity method of accounting.
          On June 30, 2006, the Partnership, through its Prism Gas subsidiary, acquired a 20% ownership interest in a partnership for approximately $196, which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). BCP is an approximate 80 mile pipeline located in the Barnett Shale extension. The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County. BCP is operated by Panther Pipeline Ltd. who is the 42.5% interest owner. This interest is accounted for under the equity method of accounting.
          Certain financial information related to the Partnership’s investments and equity in earnings of the unconsolidated equity method investees is shown below:

	Investments
	As of	As of
	September 30,	December 31,
	2006	2005
Waskom	$61,419	$54,087
Matagorda	3,889	4,069
PIPE	1,642	1,723
BCP	169	—

	$67,119	$59,879

	Equity in Earnings
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Waskom	$2,663	$—	$7,043	$—
Matagorda	86	—	330	—
PIPE	(2)	—	96	—
BCP	(27)	—	(27)	—
CF Martin Sulphur	—	27	—	222

	$2,720	$27	$7,442	$222

          As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. Distributions in kind were received for the three months and nine months ended September 30, 2006 of $2,795 and $6,710, respectively. In addition, cash distributions were received during the three months and nine months ended September 30, 2006 from PIPE of $38 and $176, Matagorda of $112 and $510, and Waskom of $0 and $150, respectively. The Partnership made additional net investments in Waskom of $6,008 and $7,148 during the three month and nine months ended September 30, 2006, respectively. The net investment in Waskom includes $3,443 and $5,565 of expansion capital expenditures, other cash contributions of $3,170 and $4,245 as offset by non-cash processing fees of $605 and $2,662 during the three months and nine months ended September 30, 2006, respectively. In total, the Partnership invested $3,443 and $5,762 in expansion capital expenditures in unconsolidated entities for the three months and nine months ended September 30, 2006, respectively. Other cash contributions include $2,500 of working capital for Waskom for both the three months and nine months ended September 30, 2006.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
          Select financial information for significant unconsolidated equity method investees is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Waskom
Revenues	$18,654	$—	$52,924	$—
Costs and expenses	13,201	—	38,391	—

Net income	$5,453	$—	$14,533	$—

CF Martin (Prior to July 15, 2005)
Revenues	$—	$2,549	$—	$33,900
Costs and expenses	—	2,502	—	33,570

Operating income	—	47	—	330
Interest expense	—	(31)	—	(451)

Net loss	$—	$16	$—	$(121)

	As of the period ended
	September 30,	December 31,
	2006	2005
Waskom
Total assets	$47,424	$28,369
Partners’ capital	37,760	22,650
          The unamortized portion of the excess of cost over the Partnership’s share of net assets of unconsolidated entities is $42,539 at September 30, 2006. In accordance with SFAS 142, this equity-method goodwill is not amortized; however, the investment is analyzed for impairment in accordance with APB Opinion 18.
(7) Commodity Cash Flow Hedges
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
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2006, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
          The components of gain/loss on derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated and Condensed Statements of Operations and for the three and nine months ended September 30, 2006 they are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
Change in fair value of derivatives that do not qualify for hedge accounting	$829	$—	$697	$—
Ineffective portion of derivatives qualifying for hedge accounting	39	—	3	—

Change in fair value of derivatives in the Consolidated Statement of Operations	$868	$—	$700	$—

          The fair value of derivative assets and liabilities are as follows:

	September 30,	December 31,
	2006	2005
Fair value of derivative assets — current	$900	$523
Fair value of derivative assets — long term	190	—
Fair value of derivative liabilities — current	(56)	(88)
Fair value of derivative liabilities — long term	(204)	—

Net fair value of derivatives	$830	$435

          Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2006 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of September 30, 2006, the remaining term of the contracts extend no later than December 2009, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended September 30, 2006, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of September 30, 2006.

September 30, 2006
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark to Market Derivatives::

Ethane swap	6,000 BBL	Fixed price of $29.09 settled against Mt. Belvieu OPIS average monthly postings	October 2006 to December 2006	$50

Crude Oil swaps	5,000 BBL	Fixed price of $66.25, $65.10 and $66.80 settled against WTI NYMEX average monthly closings	October 2006 to December 2006	59

Natural Gas swaps	20,000 MMBTU	Fixed price of $9.03 and $9.54 settled against Houston Ship Channel average monthly postings	October 2006 to December 2006	258

Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	January 2007 to December 2007	(100)

Natural Gas swap and Natural Gas basis swap	20,000 MMBTU	Combined fixed price of $8.54 settled against IF Centerpoint Energy Gas Transmission Co.	January 2007 to December 2007	319

Total swaps not designated as cash flow hedges				$586

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)

September 30, 2006
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Cash Flow Hedges:

Ethane Swap	8,000 BBL	Fixed price of$28.04 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2007 to December 2007	352

Crude Oil Swap	5,000 BBL	Fixed price of$66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(161)

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	53

Total swaps designated as cash flow hedges				$244

Total net fair value of derivatives				$830

          On all transactions where the Partnership is exposed to counterparty risk, the Partnership has established a maximum credit limit threshold pursuant to its hedging policy. Under its hedging policy, the Partnership limits its counterparty risk to investment-grade counterparties.
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
          Based on estimated volumes, as of September 30, 2006, Prism Gas had hedged approximately 63%, 60%, 22%, and 14% of its commodity risk by volume for 2006, 2007, 2008, and 2009, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.03)	Houston Ship Channel
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.54)	Houston Ship Channel
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
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
          Impact of Cash Flow Hedges
Crude Oil
          For the three month and nine month periods ended September 30, 2006, net gains and losses on swap hedge contracts increased crude revenue by $396 and decreased crude revenue by $158, respectively. As of September 30, 2006 an unrealized derivative fair value loss of $97, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). A fair value loss of $150 is expected to be reclassified into earnings in 2008. A fair value gain of $53 is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
          For the three month and nine month periods ended September 30, 2006, net gains on swap hedge contracts increased gas revenue by $491 and $921, respectively.
Natural Gas Liquids
          For the three and nine month periods ended September 30, 2006, net losses on swap hedge contracts decreased liquids revenue by $19 and $63 respectively. As of September 30, 2006, an unrealized derivative fair value gain of $338 related to cash flow hedges of ethane price risk was recorded in other comprehensive income (loss). This fair value gain is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
(8) Related Party Transactions
          Included in the financial statements for the three and nine months ended September 30, 2006 and 2005, are various related party transactions and balances primarily with MRMC and its affiliates, CF Martin Sulphur and Waskom. More information concerning these transactions is set forth elsewhere in this quarterly report and in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
          Significant transactions with these related parties are reflected in the financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
MRMC and Affiliates

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
LPG product sales (Natural Gas/LPG revenues)	$372	$33	$499	$33
Marine transportation revenues (Marine transportation)	3,592	1,884	9,200	6,200
Terminalling and storage revenue and wharfage fees (Terminalling and storage revenues)	2,323	2,256	6,619	6,288
Lube oil product sales (Terminalling and storage product sales revenues)	29	1	50	2
Fertilizer product sales (Fertilizer revenues)	—	21	24	32
LPG storage and throughput expenses (Natural Gas/LPG cost of products sold)	42	119	193	291
Land transportation hauling costs (Natural Gas/LPG/Sulfur/Fertilizer cost of products sold)	3,867	2,760	11,289	7,087
Sulfuric acid product purchases/plant equipment lease rental (Fertilizer cost of products sold)	100	103	744	2,439
Fertilizer salaries and benefits (Fertilizer cost of products sold)	871	681	2,550	2,071
Sulfur salaries and benefits (Sulfur cost of products sold)	146	75	492	126
Lube oil product purchases (Terminalling and storage cost of products sold)	—	—	—	30
Marine fuel purchases (Operating expenses)	2,988	2,587	7,742	5,193
Marine towing expense (Operating expenses)	—	184	—	546
LPG truck loading costs (Operating expenses)	125	100	375	300
Marine transportation salaries and benefits (Operating expenses)	2,735	2,058	7,949	6,058
LPG salaries and benefits (Operating expenses)	247	226	806	606
Fertilizer salaries and benefits (Operating expenses)	23	11	98	11
Sulfur salaries and benefits (Operating expenses)	215	115	567	115
Terminalling and storage handling fees/Lube land transportation hauling costs (Operating expenses)	408	326	1,153	1,059
Terminalling and storage salaries and benefits (Operating expenses)	642	538	1,738	1,525
Reimbursement of overhead (Offset to Selling, general and administrative expenses)	(47)	(30)	(141)	(90)
Terminalling and storage salaries and benefits (Selling, general and administrative expense)	16	18	55	55
LPG payroll (Selling, general and administrative expenses)	166	148	499	503
Fertilizer salaries and benefits (Selling, general and administrative expenses)	288	246	852	877
Sulfur salaries and benefits (Selling, general and administrative expenses)	114	76	334	76
Indirect overhead allocation expenses (Selling, general and administrative expenses)	373	363	1,120	975
CF Martin Sulphur

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
	2006	2005	2006	2005
Marine transportation revenues (Marine transportation revenues)	—	$225	—	$3,131
Lube oil product sales (Terminalling product sales revenues)	—	—	—	2
Fertilizer handling fee (Fertilizer revenues)	—	19	—	187
Product purchase settlements (Fertilizer cost of products sold)	—	18	—	258
Marine tug lease (Operating expenses)	—	—	—	9
Marine crew charge reimbursement (Offset to operating expenses)	—	(47)	—	(653)
Reimbursement of overhead (Offset to Selling, general and administrative expenses)	—	(8)	—	(108)
Waskom

	Three Months		Nine Months
	Ended September		Ended September
	30,		30,
	2006	2005	2006	2005
Product purchases and processing fees (Natural Gas/LPG services cost of products sold)	$11,736	$—	$35,565	$—
LPG fractionation costs (Natural Gas/LPG cost of products sold)	28	—	93	—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
(9) Business Segments
          The Partnership has five reportable segments: terminalling and storage, natural gas/LPG services, marine transportation, sulfur, which was added in 2005, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
          The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating	Depreciation	Operating
	Operating	Intersegment	Revenues after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Three months ended September 30, 2006
Terminalling and storage	$9,465	$(98)	$9,367	$1,224	$2,398	$3,637
Natural gas/LPG services	102,217	—	102,217	438	714	1,490
Marine transportation	13,100	(151)	12,949	1,706	1,233	3,365
Sulfur	13,963	(247)	13,716	801	963	2,639
Fertilizer	9,398	(142)	9,256	408	206	4,627
Indirect selling, general and administrative	—	—	—	—	(794)	—

Total	$148,143	$(638)	$147,505	$4,577	$4,720	$15,758

Three months ended September 30, 2005
Terminalling and storage	$8,113	$(11)	$8,102	$1,096	$1,821	$619
Natural gas/LPG services	71,732	—	71,732	55	2,663	200
Marine transportation	9,894	(1,316)	8,578	1,237	450	949
Sulfur	16,906	(103)	16,803	642	1,794	4,578
Fertilizer	7,565	—	7,565	282	561	744
Indirect selling, general and administrative	—	—	—	—	(856)	—

Total	$114,210	$(1,430)	$112,780	$3,312	$6,433	$7,090

			Operating	Depreciation	Operating
	Operating	Intersegment	Revenues after	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(loss)	Expenditures
Nine months ended September 30, 2006
Terminalling and storage	$26,229	$(300)	$25,929	$3,393	$7,475	$10,179
Natural gas/LPG services	288,199	—	288,199	1,242	1,918	5,039
Marine transportation	34,030	(860)	33,170	4,745	3,628	15,351
Sulfur	47,824	(1,095)	46,729	2,189	4,514	12,161
Fertilizer	33,741	(389)	33,352	1,215	1,303	10,781
Indirect selling, general and administrative	—	—	—	—	(2,360)	—

Total	$430,023	$(2,644)	$427,379	$12,784	$16,478	$53,511

Nine months ended September 30, 2005
Terminalling and storage	$24,029	$(57)	$23,972	$3,311	$6,274	$1,391
Natural gas/LPG services	199,487	—	199,487	165	4,675	583
Marine transportation	28,065	(1,431)	26,634	3,666	2,465	3,477
Sulfur	17,846	(103)	17,743	686	1,991	5,979
Fertilizer	25,980	—	25,980	844	1,924	834
Indirect selling, general and administrative	—	—	—	—	(2,524)	—

Total	$295,407	$(1,591)	$293,816	$8,672	$14,805	$12,264

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
          The following table reconciles operating income to net income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Operating income	$4,720	$6,433	$16,478	$14,805
Equity in earnings of unconsolidated entities	2,720	27	7,442	222
Interest expense	(3,189)	(1,639)	(9,225)	(3,834)
Debt prepayment premium	—	—	(1,160)	—
Other, net	78	25	330	127

Net income	$4,329	$4,846	$13,865	$11,320

Total assets by segment are as follows:

	September 30,	December 31,
	2006	2005
Total assets:
Terminalling and storage	$82,182	$68,429
Natural gas/LPG services	179,918	180,464
Marine transportation	73,464	54,772
Sulfur	63,044	55,367
Fertilizer	39,234	30,012

Total assets	$437,842	$389,044

(10) Subsequent Public Offering
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
(11) Long-term Debt
          At September 30, 2006 and December 31, 2005, long-term debt consisted of the following:

	September	December 31,
	30, 2006	2005
$120,000 Revolving loan facility at variable interest rate (7.44%* weighted average at September 30, 2006), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$50,000	$62,200
**$130,000 Term loan facility at variable interest rate (7.34%* at September 30, 2006), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000
***United States Government Guaranteed Ship Financing Bonds	—	9,104
Other secured debt maturing in 2008, 7.25%	113	—

Total long-term debt	180,113	201,304
Less current installments	73	9,104

Long-term debt, net of current installments	$180,040	$192,200

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective January 1, 2007, this margin will increase to 2.50% We incur a commitment fee on the unused portions of the credit facility.

**	Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010.

***	The Partnership’s credit facility required it to redeem the U.S. Government Guaranteed Ship Financing Bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility.
          On July 13, 2006, the Partnership purchased certain terminalling assets and assumed associated long-term debt of $113 with a fixed rate cost of 7.25%.
          On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2006, we had $50,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of September 30, 2006, we had $69,880 available under our revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
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
          The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in its credit facility for the year ended December 31, 2005 and as of September 30, 2006.
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
          Draws made under the Partnership’s credit facility are normally made to fund acquisitions, growth capital expenditures and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $130,000 to a high of $197,700. As of September 30, 2006, the Partnership had $69,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
          The Partnership paid cash interest in the amount of $2,874 and $1,185 for the three months ended September 30, 2006 and 2005, respectively, and $9,135 and $2,987 for the nine months ended September 30, 2006 and 2005, respectively. Capitalized interest for the three months ended September 30, 2006 and 2005 was $300 and $0, respectively, and $970 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2006
(Unaudited)
(12) Interest Rate Cash Flow Hedge
          In April, 2006, we entered into an interest rate swap agreement with a notional amount of $75.0 million to hedge our exposure to increases in the benchmark interest rate underlying our variable rate revolving credit facility. This interest rate swap matures in November 2010. We designated this swap agreement as a cash flow hedge. Under the swap agreement, we pay a fixed rate of interest of 5.25% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this swap is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap. During both the three and nine months ended September 30, 2006, we recognized increases in interest expense of less than $0.1 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of this interest rate swap agreement was a liability of approximately $557 at September 30, 2006.
          The fair value of derivative assets and liabilities are as follows:

September 30,
2006
Fair value of derivative assets — current	$80
Fair value of derivative liabilities — long term	(637)

Net fair value of derivatives	$(557)

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
(14) Income Taxes
          On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. There was no income tax expense recorded for the three or nine month periods ended September 30, 2006. Beginning 2007, the Partnership anticipates it will incur tax expense related to this new Texas margin tax.

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
          Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risks Factors” of our Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.
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
          You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the similar note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2006 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
          Derivatives
          In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2006, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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

          Revenue Recognition
          Revenue for our five operating segments is recognized as follows:
          Terminalling and storage – Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
          Natural gas/LPG services – Natural gas gathering and processing revenues are recognized when title passes or service is performed. LPG distribution revenue is recognized when product is delivered by truck to our LPG customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize LPG distribution revenue when the customer receives the product from either the storage facility or pipeline.
          Marine transportation – Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
          Sulfur and Fertilizer – Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
          Equity Method Investment
          On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur, L.P. (“CF Martin Sulphur”) not previously owned by us from CF Industries, Inc. and certain subsidiaries of Martin Resource Management. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur segment. Prior to the acquisition, we used the equity method of accounting for our interest in CF Martin Sulphur because we owned an unconsolidated non-controlling 49.5% limited partner interest in this entity. Effective March 30, 2006, CF Martin Sulphur was merged into us.
          Following our acquisition of Prism Gas Systems I, L.P. (“Prism Gas”) in November 2005, we own an unconsolidated 50% interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, they are accounted for by the equity method and we do not include any portion of their net income in our operating income.
          On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.
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

          Ownership. Martin Resource Management currently owns approximately 37.2% of our outstanding limited partnership interests. Martin Resource Management also owns our general partner which holds a 2.0% general partner interest and our incentive distribution rights.
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
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $12.9 million of direct costs and expenses for the three months ended September 30, 2006 compared to $10.3 million for the three months ended September 30, 2005. We reimbursed Martin Resource Management for $37.3 million of direct costs and expenses for the nine months ended September 30, 2006 compared to $28.9 million for the nine months ended September 30, 2005. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. Effective January 2004, the cap was increased from $1.0 million to $2.0 million to account for the additional operations acquired in recent acquisitions. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended September 30, 2006 compared to $0.4 million for the three months ended September 30, 2005. We reimbursed Martin Resource Management for $1.1 million of indirect expenses for the nine months ended September 30, 2006 compared to $1.0 million for the nine months ended September 30, 2005. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.
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
          In the aggregate, our purchases of land transportation services, LPG storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 5% and 4% of our total cost of products sold during the three months ended September 30, 2006 and 2005, respectively, and approximately 5% of our total cost of products sold during both nine months ended September 30, 2006 and 2005. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and LPG distribution services for its operations. Martin Resource Management is also a significant customer of fertilizer products and we provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for 4% of our total revenues during the three months and nine months ended September 30, 2006 and 2005. In connection with the closing of the acquisition of the marine services assets from Tesoro Marine Services, L.L.C., we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
     Omnibus Agreement
          We are a party to an omnibus agreement with Martin Resource Management. In this agreement:
•	Martin Resource Management agreed to not compete with us in the terminalling and storage, marine transportation, natural gas/LPG distribution and fertilizer businesses, subject to the exceptions described more fully in “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” of our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 14, 2006.

•	Martin Resource Management agreed to indemnify us for a period of five years for environmental losses arising prior to our initial public offering, which we closed in November 2002, as well as preexisting litigation and tax liabilities.

•	We agreed to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of November 9, 2006, we have not increased this cap. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the construction of new assets or businesses. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf.

•	We are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
     Motor Carrier Agreement
          Effective January 1, 2006, we entered into a new agreement for the provision of land transportation services with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management. This agreement replaced a prior agreement in place between us and Martin Transport, Inc. This new agreement has a term that expires December 31, 2006, and will automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at any time with 90 days prior notice. Under this agreement, Martin Transport transports our LPG shipments as well as other liquid products. Our shipping rates are fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index after the first year of its term. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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
     Our Relationship with CF Martin Sulphur
          On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Thus, we now control the management of CF Martin Sulphur and conduct its day-to-day operations. Subsequent to the acquisition, CF Martin Sulphur was a wholly owned partnership which is included in the consolidated financial presentation of our sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into us.
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
Results of Operations
          The results of operations for the three months and nine months ended September 30, 2006 and 2005 have been derived from our consolidated and condensed financial statements.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the three months and nine months ended September 30, 2006 and 2005. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Operating income:
Terminalling and storage	$2,398	$1,821	$7,475	$6,274
Natural gas/LPG services	714	2,663	1,918	4,675
Marine transportation	1,233	450	3,628	2,465
Sulfur	963	1,794	4,514	1,991
Fertilizer	206	561	1,303	1,924
Indirect selling, general and administrative expenses	(794)	(856)	(2,360)	(2,524)

Operating income	$4,720	$6,433	$16,478	$14,805

Equity in earnings of unconsolidated subsidiaries	$2,720	$27	$7,442	$222

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
     Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
          Our total revenues were $147.5 million for the three months ended September 30, 2006 compared to $112.8 million for the three months ended September 30, 2005, an increase of $34.7 million, or 31%. Our cost of products sold was $117.9 million for the three months ended September 30, 2006 compared to $87.8 million for the three months ended September 30, 2005, an increase of $30.1 million, or 34%. Our total operating expenses were $17.5 million for the three months ended September 30, 2006 compared to $13.4 million for the three months ended September 30, 2005, an increase of $4.1 million, or 31%.
          Our total selling, general and administrative expenses were $2.8 million for the three months ended September 30, 2006 compared to $1.8 million for the three months ended September 30, 2005, an increase of $1.0 million, or 56%. Total depreciation and amortization was $4.6 million for the three months ended September 30, 2006 compared to $3.3 million for the three months ended September 30, 2005, an increase of $1.3 million, or 39%. Our operating income was $4.7 million for the three months ended September 30, 2006 compared to $6.4 million for the three months ended September 30, 2005, a decrease of $1.7 million, or 27%.
          The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues:
Services	$6,163	$5,782
Products	3,204	2,320

Total revenues	9,367	8,102

Cost of products sold	2,550	1,950
Operating expenses	3,164	3,206
Selling, general and administrative expenses	31	29
Depreciation and amortization	1,224	1,096

	2,398	1,821

Other operating income	—	—

Operating income	$2,398	$1,821

          Revenues. Our terminalling and storage revenues increased $1.3 million, or 16%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Service revenue accounted for $0.4 million of this increase due to an increase in the number of drilling rigs working from our full service bases. Product revenue increased $0.9 million primarily due to an increase in product cost that was able to be passed along to our customers.

          Cost of products sold. Our cost of products sold increased $0.6 million, or 31%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was less than our product revenue increases as we were able to increase product margins.
          Operating expenses. Operating expenses were approximately the same for both three month periods ended September 30, 2006 and 2005. During 2006, hurricane expenses decreased by $0.4 million, but were offset by an increase in activity at our terminals, which caused operating expenses to increase by $0.4 million.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods ended September 30, 2006 and 2005.
          Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 12%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was primarily due to the asset acquisition of our Corpus Christi Barge Terminal.
          In summary, our terminalling operating income increased $0.6 million, or 32%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     Natural Gas/LPG Services Segment
          The following table summarizes our results of operations in our natural gas/LPG services segment.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$102,217	$71,732
Cost of products sold	98,639	68,140
Operating expenses	1,240	591
Selling, general and administrative expenses	1,186	283
Depreciation and amortization	438	55

Operating income	$714	$2,663

Equity in Earnings of Unconsolidated Entities	$2,720	$—

LPG Volumes (gallons)	77,255	58,287

          Revenues. Our natural gas/LPG services revenues increased $30.5 million, or 42%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Of the increase, $6.4 million relates to sales in our historical LPG distribution segment. The increase of $6.4 million is primarily due from an increase in our average sales price per gallon of 9% in the third quarter of 2006 compared to this same period in 2005, as our sales volumes in the two periods remained approximately the same. This price increase was due to a general increase in the prices of LPG’s.
          The remaining $24.1 million increase relates to increases in sales resulting from our acquisition of Prism Gas. These sales are comprised of $19.4 million of LPG sales, $3.3 million of natural gas sales and $0.5 million of gathering and processing fees. Also, included in revenue was $0.9 million of gains on derivative contracts.
          Costs of product sold. Our cost of products increased $30.5 million, or 45%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Of the increase, $8.8 million is related to costs in our historical LPG distribution segment. This increase was higher than the increase in our historical LPG revenues, as our per gallon margins fell 67%. For the three months ended September 30, 2005, our historical LPG distribution segment benefited from extraordinary market conditions due to gulf coast hurricanes. These market conditions resulted in a rapid increase in LPG prices allowing us to surpass our historical margins of approximately $0.025 per gallon and we experienced a margin of approximately $0.06 per gallon. For the three months ended September 30, 2006, in our historical LPG segment, we experienced margins of approximately $0.02 per gallon. The balance of the increase of $21.7 million relates to costs from our Prism Gas acquisition.

          Operating expenses. Operating expenses increased $0.7 million, or 110%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. An increase of $0.2 million was a result of additional operating expenses incurred from our East Texas pipeline operations, and $0.5 million resulted from the Prism Gas acquisition.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 319%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
          Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 698%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
          In summary, our natural gas/LPG services operating income decreased $1.9 million, or 73%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. A portion of this decrease is related to an increase in selling, general and administrative expenses related to the Prism Gas acquisition. Prism Gas, as operator of Waskom, is required, per the Waskom partnership agreement, to perform certain services, including but not limited to accounting and engineering, for the Waskom partnership. While Prism Gas does receive an operator’s fee based on a percentage of Waskom’s operating costs, generally the expenses incurred are recovered in equity in earnings of unconsolidated entities.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.7 million for the three months ended September 30, 2006. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in BCP. This interest is accounted for under the equity method of accounting.
     Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$12,949	$8,578
Operating expenses	9,861	6,889
Selling, general and administrative expenses	149	2
Depreciation and amortization	1,706	1,237

Operating income	$1,233	$450

          Revenues. Our marine transportation revenues increased $4.4 million, or 51%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Our offshore revenues increased $2.8 million primarily from the purchase of the Texan, an offshore tug, and the Ponciana, an offshore LPG barge. We also operated another offshore barge for the entire period that was recently upgraded to handle petroleum products and experienced increased utilizations from the entire offshore assets. The inland marine assets, coupled with leased inland marine assets, had increased revenues of $0.4 million.
          For the three months ended September 30, 2006, intersegment sales to our sulfur, terminalling and storage, and fertilizer segments of $0.2 million were eliminated from our marine transportation segment reducing reported marine transportation revenue by this amount. Intersegment sales of $1.3 million were eliminated for the three months ended September 30, 2005.

          Operating expenses. Operating expenses increased $3.0 million, or 43%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase was a result of increased operating costs from the offshore marine vessel acquisitions, including costs associated with maintenance and repairs.
          Selling, general, and administrative expenses. Selling, general & administrative expenses increased $0.1 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
          Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 38%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was the result of maintenance capital expenditures made in the last 12 months and offshore marine vessel acquisitions.
          In summary, our marine transportation operating income increased $0.8 million, or 175%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     Sulfur Segment
          The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$13,716	$16,803
Cost of products sold	8,496	11,331
Operating expenses	3,205	2,737
Selling, general and administrative expenses	251	299
Depreciation and amortization	801	642

Operating income	$963	$1,794

Sulfur Volumes (long tons)	189.9	250.3

          Revenues. Our sulfur revenues decreased $3.1 million, or 18%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease in revenue primarily resulted from a 24% decrease in sales volume. We eliminated an offshore vessel from our sulfur segment in the fourth quarter of 2005. This capacity reduction contributed to the sales volume decrease.
          Cost of products sold. Our cost of products sold decreased $2.8 million, or 25%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was less than our sales decrease as we were able to expand our sulfur margins.
          Operating expenses. Our operating expenses increased $0.5 million, or 17%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. No intersegment expense was eliminated from operating expenses in the third quarter of 2006, compared to $1.3 million in the third quarter of 2005. This elimination reflects the charge from our marine transportation segment to our sulfur segment for an offshore vessel. This intersegment elimination reduced our sulfur operating expenses in the third quarter of 2005 by $1.3 million. We did not have this intersegement elimination in the third quarter of 2006 due to the elimination of the offshore vessel from our sulfur segment in the fourth quarter of 2005.
          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 25%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is primarily attributable to our Neches priller which began operations in the first quarter of 2006.

          In summary, our sulfur operating income decreased $0.8 million, or 46%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.
     Fertilizer Segment
          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$9,256	$7,565
Cost of products sold and operating expenses	8,243	6,343
Selling, general and administrative expenses	399	379
Depreciation and amortization	408	282

Operating income	$206	$561

Fertilizer Volumes (tons)	34.9	26.1

          Revenues. Our fertilizer revenues increased $1.7 million, or 22%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Our sales volume increased 34% due to increased demand from our customers and new volume sales as a result of the acquisition of the assets of A&A Fertilizer Company (“A&A”), which closed in December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 9%. This decrease of our sales price per ton was a result of the A&A acquisition. Liquid sulfur product sales from this acquisition are at a lower sales price per ton than our historical dry sulfur product sales.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $1.9 million, or 30%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was greater than our increase in sales, resulting in a decreased gross margin per ton. This was a result of competitive pricing pressure and increased freight costs that we were unable to pass through to our customers.
          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization increased approximately $0.1 million, or 45%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primarily due to the A&A acquisition.
          In summary our fertilizer operating income decreased $0.4 million, or 63%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
     Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
          Our total revenues were $427.4 million for the nine months ended September 30, 2006 compared to $293.8 million for the nine months ended September 30, 2005, an increase of $133.6 million, or 45%. Our cost of products sold was $345.4 million for the nine months ended September 30, 2006 compared to $232.1 million for the nine months ended September 30, 2005, an increase of $113.3 million, or 49%. Our total operating expenses were $45.8 million for the nine months ended September 30, 2006 compared to $32.8 million for the nine months ended September 30, 2005, an increase of $13.0 million, or 40%.
          Our total selling, general and administrative expenses were $7.8 million for the nine months ended September 30, 2006 compared to $5.4 million for the nine months ended September 30, 2005, an increase of $2.4 million, or 44%. Total depreciation and amortization was $12.8 million for the nine months ended September 30, 2006 compared to $8.7 million for the nine months ended September 30, 2005, an increase of $4.1 million, or 47%. Our operating income was $16.5 million for the nine months ended September 30, 2006 compared to $14.8 million for the nine months ended September 30, 2005, an increase of $1.7 million, or 11%.

          The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues:
Services	$17,511	$16,858
Products	8,418	7,114

Total revenues	25,929	23,972

Cost of products sold	6,866	5,969
Operating expenses	8,968	8,198
Selling, general and administrative expenses	80	220
Depreciation and amortization	3,393	3,311

	6,622	6,274

Other operating income	853	—

Operating income	$7,475	$6,274

          Revenues. Our terminalling and storage revenues increased $2.0 million, or 8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Service revenue accounted for $0.7 million of this increase due to an increase in number of drilling rigs working from our bases. Product revenue increased $1.3 million primarily due to an increase in product cost that was able to be passed along to our customers.
          Cost of products sold. Our cost of products increased $0.9 million, or 15%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was less than our product revenue increase as we were able to increase product margins.
          Operating expenses. Operating expenses increased $0.8 million, or 9%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was a result of increased activity at our terminals, which caused operating expenses to increase $1.2 million offset by a decrease in hurricane expenses of $0.4 million.
          Selling, general and administrative expenses. Selling, general & administrative expenses decreased $0.1 million, or 64%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
          Depreciation and amortization. Depreciation and amortization increased $0.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to the acquisition of our Corpus Christi barge terminal.
          Other operating income. Other operating income for the nine months ended September 30, 2006 consisted solely of a gain of $0.9 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita
          In summary, terminalling and storage operating income increased $1.2 million, or 19%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

     Natural Gas/LPG Services Segment
          The following table summarizes our results of operations in our natural gas/LPG services segment.

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$288,199	$199,487
Cost of products sold	278,239	192,187
Operating expenses	3,805	1,555
Selling, general and administrative expenses	2,995	905
Depreciation and amortization	1,242	165

Operating income	$1,918	$4,675

Equity in Earnings of Unconsolidated Entities	$7,442	$—

LPG Volumes (gallons)	236,163	185,927

          Revenues. Our natural gas/LPG services revenues increased $88.7 million, or 44%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Of the increase, $24.9 million relates to sales in our historical LPG distribution segment. The increase is primarily due from an increase in our average sales price per gallon of 17% in the first nine months of 2006 compared to the first nine months of 2005, as our sales volumes in the two periods remained approximately the same. This price increase was due to a general increase in the prices of LPG’s.
          The remaining $63.8 million increase relates to increases in sales resulting from our acquisition of Prism Gas. These sales are comprised of $51.3 million of LPG sales, $10.5 million of natural gas sales and $1.3 million of gathering and processing fees. Also included in revenue was a $0.7 million of gains on derivative contracts.
          Costs of product sold. Our cost of products increased $86.1 million, or 45%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Of the increase, $27.4 million is related to costs in our historical LPG distribution segment. This increase was higher than the increase in our historical LPG revenues, as our per gallon margin decreased by 32%. For the nine months ended September 30, 2005, our historical LPG distribution segment benefited from extraordinary market conditions due to gulf coast hurricanes. These market conditions resulted in a rapid increase in LPG prices allowing us to surpass our historical margins of approximately $0.025 per gallon and we experienced a margin of approximately $0.04 per gallon. For the nine months ended September 30, 2006, in our historical LPG segment, we experienced margins of approximately $0.03 per gallon. The balance of the increase of $58.6 million relates to costs resulting from our Prism Gas acquisition.
          Operating expenses. Operating expenses increased $2.3 million, or 145%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. An increase of $0.7 million was primarily a result of additional operating expenses incurred from our East Texas pipeline operations, and $1.6 million resulted from the Prism Gas acquisition.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.1 million, or 231%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
          Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 653%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily a result of the Prism Gas acquisition.
          In summary, our natural gas/LPG services operating income decreased $2.8 million, or 59%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. A portion of this decrease is related to an increase in selling, general and administrative expenses related to the Prism Gas acquisition.

Prism Gas, as operator of Waskom, is required, per the partnership agreement, to perform certain services, including but not limited to accounting and engineering, for the Waskom partnership. While Prism Gas does receive an operator’s fee based on a percentage of Waskom’s operating costs, generally the expenses incurred are recovered in equity in earnings of unconsolidated entities.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $7.4 million for the nine months ended September 30, 2006. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in a partnership that owns the lease rights to BCP. This interest is accounted for under the equity method of accounting.
     Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$33,170	$26,634
Operating expenses	24,374	20,288
Selling, general and administrative expenses	423	215
Depreciation and amortization	4,745	3,666

Operating income	$3,628	$2,465

          Revenues. Our marine transportation revenues increased $6.5 million, or 25%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our offshore revenues increased $5.6 million primarily from the purchase of the Texan, an offshore tug, and the Ponciana, an offshore LPG barge. We also operated for the entire period another offshore barge that was upgraded at the beginning of 2006 to handle petroleum products and experienced increased utilizations from the entire offshore assets. Our inland marine assets, coupled with leased inland marine assets, had increased revenues of $0.3 million.
          For the nine months ended September 30, 2006, inter-segment sales to our sulfur, terminalling and storage, and fertilizer segments of $0.9 million were eliminated from our marine transportation segment reducing reported marine transportation revenue by this amount. Inter-segment sales of $1.4 million were eliminated for the nine months ended September 30, 2005.
          Operating expenses. Operating expenses increased $4.1 million, or 20%, for the nine months ended September 30, 2006 compared to nine months ended September 30, 2005. The increase was a result of increased operating costs from the offshore marine vessel acquisitions.
          Selling, general, and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 97% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
          Depreciation and Amortization. Depreciation and amortization increased $1.1 million, or 29%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was the result of maintenance capital expenditures made in the last 12 months and offshore marine vessel acquisitions.
          In summary, our marine transportation operating income increased $1.2 million, or 47%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

     Sulfur Segment
          The following table summarizes our results of operations in our sulfur segment.

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$46,729	$17,743
Cost of products sold	30,668	12,030
Operating expenses	8,604	2,737
Selling, general and administrative expenses	754	299
Depreciation and amortization	2,189	686

Operating income	$4,514	$1,991

Sulfur Volumes (long tons)	617.8	261.0

          Our sulfur operating segment was established in April 2005, as a result of the acquisition of the operating assets of Bay Sulfur Company and the beginning of construction of a sulfur priller at our Neches terminal. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulphur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, CF Martin Sulphur became our wholly-owned subsidiary and all intercompany transactions were eliminated in consolidation.
          The results of operations for the nine month period ending September 30, 2005, represents operations at the Stockton, California priller facility from April 2005 through September 2005 and CF Martin Sulphur from July 15, 2005 through September 2005.
     Fertilizer Segment
          The following table summarizes our results of operations in our fertilizer segment.

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Revenues	$33,352	$25,980
Cost of products sold and operating expenses	29,645	21,955
Selling, general and administrative expenses	1,189	1,257
Depreciation and amortization	1,215	844

Operating income	$1,303	$1,924

Fertilizer Volumes (tons)	163.3	112.7

          Revenues. Our fertilizer revenues increased $7.4 million, or 28%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our sales volume increased 45% due to increased demand from our customers and new volume sales as a result of the A&A acquisition, which closed in December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 11%. This decrease of our sales price per ton was a result of the A&A acquisition. Product sales from this acquisition are at a lower sales price per ton than our historical product sales.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $7.7 million, or 35%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was greater than our increase in sales, resulting in a decreased gross margin per ton. This was a result of competitive pricing pressure and increased freight costs that we were unable to pass through to our customers.

          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both nine month periods.
          Depreciation and amortization. Depreciation and amortization increased approximately $0.4 million, or 44%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to the A&A acquisition.
          In summary our fertilizer operating income decreased $0.6 million, or 32%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     Statement of Operations Items as a Percentage of Revenues
          Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of products sold	80%	78%	81%	79%
Operating expenses	12%	13%	11%	11%
Selling, general and administrative expenses	2%	1%	2%	2%
Depreciation and amortization	3%	3%	3%	3%
          Equity in Earnings of Unconsolidated Entities
          For the three months and nine months ended September 30, 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and PIPE owned by Prism Gas since its acquisition on November 10, 2005, and for the three months and nine months ended September 30, 2005 equity in earnings of unconsolidated entities relates to our non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005.
          Equity in earnings of unconsolidated entities was $2.7 million for the three months ended September 30, 2006 compared to the $0.0 million for the three months ended September 30, 2005, an increase of $2.7 million. These increases are related to earnings of Waskom, Matagorda and PIPE.
          Equity in earnings of unconsolidated entities was $7.4 million for the nine months ended September 30, 2006 compared to the $0.2 million for the nine months ended September 30, 2005, an increase of $7.2 million. These increases are related to earnings of Waskom, Matagorda and PIPE.
          Interest Expense
          Interest expense for all operations was $3.2 million for the three months ended September 30, 2006 compared to the $1.6 million for the three months ended September 30, 2005, an increase of $1.6 million, or 100%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the third quarter of 2006 compared to the same period in 2005.
          Interest expense for all operations was $9.2 million for the nine months ended September 30, 2006 compared to the $3.8 million for the nine months ended September 30, 2005, an increase of $5.4 million, or 142%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first nine months of 2006 compared to the same period in 2005.

          Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $0.8 million for the three months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005, a decrease of $0.1 million, or 11%. The decrease of $0.1 million was primarily due to a decrease of $0.1 million in legal fees.
          Indirect selling, general and administrative expenses were $2.4 million for the nine months ended September 30, 2006 compared to $2.5 million for the nine months ended September 30, 2005, a decrease of $0.1 million, or 4%. The decrease of $0.1 million was primarily due to a decrease of $0.3 million in Sarbanes-Oxley compliance which was offset by an increase of $0.2 million in overhead allocation expense.
          Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expenses to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the year period ending October 31, 2004. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of November 9, 2006, we have not increased this cap. In addition, our general partner has the right to agree to increases in this cap in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
Liquidity and Capital Resources
          Cash Flows and Capital Expenditures
          For the nine months ended September 30, 2006, cash decreased $5.6 million as a result of $15.9 million provided by operating activities, $73.3 million used in investing activities and $51.7 million provided by financing activities. For the nine months ended September 30, 2005, cash decreased $0.1 million as a result of $24.3 million provided by operating activities, $46.4 million used in investing activities and $22.1 million provided by financing activities.
          For the nine months ended September 30, 2006 our investing activities of $73.3 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and distributions from unconsolidated partnerships. For the nine months ended September 30, 2006, our investments in unconsolidated partnerships consisted primarily of $5.9 million used for capital expenditures at the Waskom facility.
          For the nine months ended September 30, 2005 our investing activities of $46.4 million consisted primarily of capital expenditures and acquisitions.
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

          For the nine months ended September 30, 2006 and 2005, our capital expenditures for property, plant and equipment were $70.1 million and $36.3 million, respectively.
          As to each period:
•	For the nine months ended September 30, 2006, we spent $59.7 million for expansion and $10.4 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $4.2 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

•	For the nine months ended September 30, 2005, we spent $33.1 million for expansion capital expenditures and $3.2 million for maintenance capital expenditures. Our expansion capital expenditures were made in connection with the purchase of a liquefied petroleum gas pipeline from an unrelated party in January 2005, the purchase of a sulfur priller from an unrelated party in April 2005, the purchase of additional marine equipment and the purchase of the CF Martin Sulphur partnership interests not owned by us. Our maintenance capital expenditures were primarily made for terminalling, marine transportation, LPG and fertilizer facilities.
          For the nine months ended September 30, 2006, our financing activities consisted of cash distributions paid to common and subordinated unit holders of $24.0 million, net proceeds from a follow on equity offering of $95.3 million, payments of long term debt to financial lenders of $105.8 million, borrowings of long-term debt under our credit facility of $84.6 million, contributions of $2.1 million from our general partner and payments of debt issuance costs of $0.4 million. For the nine months ended September 30, 2005, our financing activities consisted of cash distributions paid to common and subordinated unit holders of $14.0 million, payments of long term debt under our credit facility of $16.7 million, borrowings of long-term debt under our credit facility of $53.2 million and payments of debt issuance costs of $0.4 million.
          Capital Resources
          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
          As of September 30, 2006, we had $180.1 million of outstanding indebtedness, consisting of outstanding borrowings of $50.0 million under our revolving credit facility and $130.0 million under our term loan facility and $0.1 million of other secured debt. Under our prior acquisition subfacility, we borrowed $3.5 million in connection with the acquisition of the East Texas Pipeline in January 2005, $5.0 million in connection with the acquisition of the operating assets of Bay Sulfur Company in April 2005, and $19.4 million in connection with the acquisition of the partnership interests in CF Martin Sulphur not owned by us in July 2005. In connection with the CF Martin Sulphur acquisition, we assumed $11.5 million of indebtedness owed by CF Martin Sulphur and promptly repaid $2.4 million of such indebtedness. The remaining indebtedness relates to certain financing of CF Martin Sulphur under its U.S. Government Guaranteed Ship Financing Bonds. These bonds were paid on March 6, 2006 with available cash and borrowings from our revolving credit facility. During the third quarter of 2006, we borrowed $30.0 million under our revolving credit facility in connection with the acquisition of the Corpus Christi barge terminal, certain asphalt terminalling assets and to fund growth capital expenditures.
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
          Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2006 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$50,000	$—	$—	$50,000	$—
Term loan facility	130,000	—	—	130,000	—
Other	113	73	40	—	—
Non-competition agreements	1,200	250	500	300	150
Operating leases	14,651	2,542	4,962	3,163	3,984
Interest expense(1)
Revolving Credit Facility	15,317	3,718	7,436	4,163	—
Term loan facility	39,316	9,544	19,088	10,684	—
Other	7	6	1	—	—

Total contractual cash obligations	$250,604	$16,133	$32,027	$198,310	$4,134

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
          Letter of Credit At September 30, 2006, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
          Description of Our Credit Facility
          On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2006, we had $50.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of September 30, 2006, we had $69.9 million available under our revolving credit facility.

          On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
          Draws made under our credit facility are normally made to fund acquisitions, growth capital expenditures and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $130.0 million to a high of $197.7 million.
          Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective January 1, 2007, this margin will increase to 2.50%. We incur a commitment fee on the unused portions of the credit facility.
          Effective April 13, 2006, we entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010.
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
          As of November 9, 2006, our outstanding indebtedness includes $190.1 million under our credit facility.

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
Impact of Inflation
          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2006 and 2005. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
          Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and nine months ended September 30, 2006 or 2005. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
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
          On all transactions where we are exposed to counterparty risk, we have established a maximum credit limit threshold pursuant to our hedging policy. Under our hedging policy, we limit our counterparty risk to investment-grade counterparties.
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
          Based on estimated volumes, as of September 30, 2006, Prism Gas had hedged approximately 63%, 60%, 22%, and 14% of its commodity risk by volume for 2006, 2007, 2008, and 2009, respectively. As of September 30, 2006, derivative assets of $900 were included in other current assets and $190 were included in non-current assets on the balance sheet. Derivative liabilities of $56 were included in other current liabilities and $204 were included in long-term liabilities on the balance sheet. We anticipate entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2006	Ethane	6,000 BBL/Month	Ethane Swap ($29.09)	Mt. Belvieu
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.80)	NYMEX
2006	Condensate & Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($66.25)	NYMEX
2006	Condensate & Natural Gasoline	1,000 BBL/Month	Crude Oil Swap ($65.10)	NYMEX
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.03)	Houston Ship Channel
2006	Natural Gas	10,000 MMBTU/Month	Natural Gas Swap ($9.54)	Houston Ship Channel
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
          Our principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us. For additional information regarding our hedging activities, see “Note 8 – Commodity Cash Flow Hedges” in our “Notes to Consolidated and Condensed Financial Statements” contained herein.
          Interest Rate Risk. We are exposed to changes in interest rates as a result of our revolving credit facility, which had a floating interest rate as of November 9, 2006. We had a total of $190.1 million of indebtedness outstanding under our credit facility at November 9, 2006. Effective April 13, 2006, we entered into a cash flow hedge that swaps $75.0 million of floating rate debt to a fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. This cash flow hedge matures in November 2010. The impact of a 1% increase in interest rates on the remaining amount of floating rate debt of $115.1 million would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.2 million annually.
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: November 9, 2006	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 30, 2006, among Martin Operating Partnership L.P., Martin Midstream Partners L.P., Martin Operating GP LLC, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed July 3, 2006, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith