Form 10-Q/A
period 2006-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2006-11-13
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Martin Midstream Partners L.P. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission on November 9, 2006 (the “Original Filing”), solely for the purpose of correcting a typographical error in Exhibits 32.1 and 32.2 in the Original Filing. The exhibits contained an incorrect date. Accordingly the Registrant is refiling the Original Filing in its entirety with corrected Exhibits 32.1 and 32.2. The Registrant has not made any other changes to the Original Filing.
     This Amendment continues to speak as of the date of the Original Filing, and the Registrant has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: November 13, 2006	By:	/s/ Ruben S. Martin
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