Form 10-K
period 2006-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2007-03-05
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.
Commission file number 000-50056
MARTIN MIDSTREAM PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	05-0527861

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4200 Stone Road Kilgore, Texas (Address of principal executive offices)	75662 (Zip Code)
903-983-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Units representing limited partnership interests	NASDAQ
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
Yes ☐       No ☑
     As of June 30, 2006, 9,282,652 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $245,347,657. There were 10,603,808 of the registrant’s common units and 2,552,018 of the registrant’s subordinated units outstanding as of March 5, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None.

i

PART I
Item 1. Business
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:
•	Terminalling and storage services for petroleum products and by-products

•	Natural gas services

•	Marine transportation services for petroleum products and by-products

•	Sulfur gathering, processing and distribution

•	Fertilizer manufacturing and distribution
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
     We were formed in 2002 by Martin Resource Management Corporation (“Martin Resource Management”), a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns an approximate 38.6% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
     Martin Resource Management operated our business segments for several years. Martin Resource Management began operating our natural gas services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.
Primary Business Segments
     Our primary business segments can be generally described as follows:
•	Terminalling and Storage. We own or operate 17 marine terminal facilities and four inland terminal facilities located in the United States Gulf Coast region that provide storage and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil.

•	Natural Gas Services. Through our acquisition of Prism Gas Systems I, L.P. (“Prism Gas”), we have ownership interests in over 440 miles of natural gas gathering pipelines located in the natural gas producing regions of Central and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity natural gas processing plant located in East Texas which is currently being expanded to 250 MMcfd. In addition to our newly acquired natural gas gathering and processing business, we distribute natural gas liquids or, “NGLs”. We purchase NGLs primarily from natural gas processors. We store NGLs in our supply and storage facilities for resale to propane retailers, refineries and industrial NGL users in Texas and the Southeastern United States. We own three NGL supply and storage facilities with an aggregate above ground storage capacity of approximately 132,000 gallons and we lease approximately 72 million gallons of underground storage capacity for NGLs.

•	Marine Transportation. We own a fleet of 37 inland marine tank barges, 16 inland push boats and four offshore tug barge units that transport petroleum products and by-products primarily in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts. In addition, our marine segment manages our sulfur segment’s marine assets.

•	Sulfur. We gather, process and distribute sulfur predominately produced by oil refineries primarily located in the United States Gulf Coast region. We process molten sulfur into prilled, or pelletized, sulfur under both fee-based volume contracts and buy/sell contracts at our facility in Port of Stockton, California. In December 2005, we completed the construction of an additional sulfur priller at our Neches terminal in Beaumont, Texas. In July 2005, we acquired the remaining interests in CF Martin Sulphur L.P. (“CF Martin Sulphur”) not previously owned by us. CF Martin Sulphur gathered, transported and stored molten sulfur supplied by oil refineries.

•	Fertilizer. We own and operate six fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah.
     2006 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of the La Force Marine Vessel. In November 2006, we acquired the La Force, an offshore tug, for $6.0 million from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005. The addition of the La Force to our fleet will eliminate the need for chartered offshore horsepower.
     Acquisition of Asphalt Terminals. In August 2006 and October 2006, respectively, we acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4.9 million. These assets are located in Houston, Texas and Port Neches, Texas. In connection with these acquisitions, we entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the acquired facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facilities.
     Acquisition of the Corpus Christi Barge Terminal. In July 2006, we acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, L.P. for $6.2 million, which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land and includes three tanks with a combined capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks.
     Acquisition of the Texan, Ponciana and M450. In January 2006, we acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5.9 million from Martin Resource Management. In February 2006, we acquired the M450, an offshore barge, for $1.6 million from a third party.
     Other Developments
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2006 of $0.62 per common and subordinated unit on January 22, 2007, reflecting an increase of $0.01 per unit over the quarterly distribution paid in respect of the third quarter of 2006.
     Issuance of Common Units. In December 2006, we issued 470,484 common units to Martin Product Sales LLC, an affiliate of Martin Resource Management, for approximately $15.3 million, including a capital contribution of approximately $0.3 million made by our general partner in order to maintain its 2% general partner interest in us. These funds were used to pay down our revolving line of credit.

     Conversion of Subordinated Units. On November 14, 2006, 850,672 of our 3,402,690 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
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
Business Strategy
     The key components of our business strategy are to:
•	Pursue Strategic Acquisitions. We monitor the marketplace to identify and pursue accretive acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow. We believe that our diversified base of operations provides multiple platforms for strategic growth through acquisitions.

•	Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in new or existing areas of operation that will allow us to leverage our existing market position, increase the distributable cash flow from our existing assets through improved utilization and efficiency, and leverage our existing customer base.

•	Pursue Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. We seek to identify and pursue opportunities to expand our customer base across all of our business segments. We generally begin a relationship with a customer by transporting or marketing a limited range of products and services. We believe expanding our customer base and our service and product offerings to existing customers is the most efficient and cost effective method of achieving organic growth in revenues and cash flow. We believe significant opportunities exist to expand our customer base and provide additional services and products to existing customers.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost associated with penetration of such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream service providers such as us to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such alliances would expand our business relationships with our customers and suppliers. We intend to pursue strategic alliances with customers in the future.
Competitive Strengths
     We believe we are well positioned to execute our business strategy because of the following competitive strengths:
•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an

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

•	Strategically Located Assets. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the United States Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the United States Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas gathering and processing assets are focused in areas that have continued to experience high levels of drilling activity and natural gas production.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain petroleum products and by-products with unique requirements for transportation and storage, such as molten sulfur and asphalt. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Ability to Grow Our Natural Gas Gathering and Processing Services. We believe that, with our Prism Gas assets, we have opportunities for organic growth in our natural gas gathering and processing operations through increasing fractionation capacity, pipeline expansions, new pipeline construction and bolt-on acquisitions.

•	Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have, on average, more than 26 years of experience in the industries in which we operate. Further, these individuals have been employed by Martin Resource Management, on average, for more than 23 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies.

•	Strong Industry Reputation and Established Relationships with Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Flexibility. We believe the borrowings available under our credit facility and our ability to issue additional partnership units provide us with the financial flexibility necessary to enable us to pursue expansion and acquisition opportunities.
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
     The marine and offshore oil and gas exploration and production industries use terminal facilities in the Gulf Coast region as shore bases that provide them logistical support services as well as provide a broad range of products, including fuel oil, lubricants, chemicals and supplies. The demand for these types of terminals, services and products is driven primarily by offshore exploration, development and production in the Gulf of Mexico. Offshore activity is greatly influenced by current and projected prices of oil and natural gas.
     Marine Terminals. We own or operate 17 marine terminals along the Gulf Coast from Tampa, Florida to Corpus Christi, Texas. Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. Further, the location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of petroleum products and by-products. We developed our terminalling and storage assets by acquiring existing terminalling and storage facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our petroleum product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities, streamline their operations and customize and upgrade them as part of our growth strategy. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.
     We are one of the largest operators of marine service terminals in the Gulf Coast region. These terminals are used to distribute and market lubricants and the full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies such as drilling fluid companies, marine transportation companies, and offshore construction companies. Shore bases typically provide logistical support including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. We also generate revenues through the distribution and marketing of lubricants. Lubricants are used in the operation of offshore drilling rigs, offshore production and transmission platforms, and various ships and equipment engaged in marine transportation. In addition, Martin Resource Management, through contractual arrangements, pays us for terminalling and storage of fuel oil at these terminal facilities.
     Our 17 marine terminals are divided generally into three classes of terminals: (i) full service terminals, (ii) fuel and lubricant terminals and (iii) specialty petroleum terminals.
     Full Service Terminals. We own or operate eight full service terminals. These terminal facilities provide logistical support services, distribute and market lubricants and provide storage and handling services for fuel oil. The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling fluids companies, marine transportation companies, and offshore construction companies.
     The following is a summary description of our eight full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	14	57,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	10	37,400 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	18,100 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	7	33,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	19,000 Bbls.
Venice (6)	Venice, Louisiana	2.8	2	15,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2010 and can be extended by us through January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2009 and can be extended by us through March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be renewed by us through September 2036.

(4)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2012 and can be extended by us through March 2022.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2008 and can be extended by us through February 2013.

(6)	This terminal is located on land owned by a third party and leased under a sublease agreement that expires in August 2009 and can be extended by us through August 2024.
     Fuel and Lubricant Terminals. We own or operate four lubricant and fuel oil terminals located in the Gulf Coast region that provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals.
     The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1) Intracoastal	Berwick, Louisiana	4	24,900 Bbls.
City(2)(3)	Intracoastal City, Louisiana	17	34,300 Bbls.
Fourchon(4)	Fourchon, Louisiana	7	30,100 Bbls.

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2007 and can be extended by us through September 2017.

(2)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in November 2007.

(3)	A portion of this terminal is located on land owned by third parties and leased under a lease that expires in April 2009 and can be extended by us through April 2014.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in January 2017.
     Specialty Petroleum Terminals. We own or operate five terminal facilities providing storage and handling services for some or all of the following: anhydrous ammonia, asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.75 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expired on December 15, 2006. We are currently leasing this facility on a month-to-month basis and have received a proposal for a new lease agreement that extends the term of the lease for 10 years with two five year options. Our Stanolind terminal is located on approximately 11 acres of land owned by Martin Resource Management and us and located on the Neches River in

Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas. Our Corpus Christi terminal is located on approximately 25 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi.
     At our Tampa, Neches, Stanolind and Corpus Christi terminals, our customers are primarily large oil refining and natural gas processing companies. We charge a fixed monthly fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. At our Ouachita County terminal, Cross Oil Refining & Marketing, Inc., a related party owned by Martin Resource Management, operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues. The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks(3)	Capacity	Products	Description
Tampa(1)	Tampa, Florida	7	719,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Stanolind(2)	Beaumont, Texas	2	160,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, sulfuric acid and fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for vessels, barges and trucks
Corpus Christi	Corpus Christi, Texas	3	249,000Bbls.	Fuel oil and diesel	Marine Terminal, loading/unloading barges and vessels and unloading trucks

(1)	This terminal is located on land owned by the Tampa Port Authority that was leased to us under a lease that expired in December 2006. We are currently leasing this facility on a month-to-month basis and have received a proposal for a new lease agreement that extends the term for 10 years with two additional five year extension options.

(2)	A portion of this terminal is located on land owned by Martin Resource Management and on land we own. We use marine terminal, loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

(3)	In addition to the tanks listed in the table we own one tank at our Tampa terminal and three tanks at the Stanolind terminal in connection with our sulfur business. Martin Resource Management owns two tanks at the Stanolind terminal.
     Inland Terminals. We own or operate four inland terminals. At Mont Belvieu, Texas, we own a rail unloading terminal where we unload and measure petroleum by-products and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.’s NGL fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal. In Channelview, Texas, we operate an inland terminal used for lubricant storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package, and ship our lubricants to our terminals or directly to customers. In Houston, Texas, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based upon throughput rates. In Port Neches, Texas, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based upon throughput rates.
     The following is a summary description our inland terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview(1)	Houston, Texas	10,000 sq. ft. warehouse	Lubricants	Truck loading/unloading
Mont Belvieu South Houston	Mont Belvieu, Texas	20 rail car spaces	Propane-propylene mix	Rail car unloading
Asphalt	Houston, Texas	71,000 bbls	Asphalt	Asphalt Processing and storage
Port Neches Asphalt	Port Neches, Texas	31,250 bbls	Asphalt	Asphalt Processing and storage

(1)	This terminal is located on land owned by a third party and leased to us under a lease that expires in May 2009 and can be extended by us to May 2014.
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
     The principal competitive factors affecting our terminals which provide lubricant distribution and marketing as well as shore bases at certain terminals, are the locations of the facilities, availability of competing logistical support services, and the experience of personnel and dependability of service. The distribution and marketing of our lubricant products is brand sensitive, and we encounter brand loyalty competition. Shore base rental contracts are generally long-term contracts and provide more protection from competition. Our primary competitors for both lubricants and shore bases include several independent operations as well as major companies that maintain their own similarly equipped marine terminals, shore bases and lubricant supply sources.
Natural Gas Services Segment
     NGL Industry Overview. NGLs are produced through natural gas processing. They are also a by-product of crude oil refining. NGL consists of hydrocarbons that are vapors at atmospheric temperatures and pressures but change to liquid phase under pressure. NGLs include ethane, propane, normal butane, iso butane and natural gasoline.

     Ethane is almost entirely used as a petrochemical feedstock in the production of ethylene and propylene. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a fuel for heating, for industrial applications, as motor fuel and as a refrigerant. Normal butane is used as a petrochemical feedstock, as a blend stock for motor gasoline and as a component in aerosol propellants. Normal butane can also be made into iso butane through isomerization. Iso butane is used in the production of motor gasoline, petrochemical feedstock and as a component in aerosol propellants. Natural gasoline is used as a component of motor gasoline and as a petrochemical feedstock.
     NGL Facilities. We purchase NGLs primarily from major domestic oil refiners and natural gas processors. We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:
•	storage of NGLs purchased in off-peak months;

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.
     The following is a summary description of our owned and leased NGL facilities:

NGL Facility(1)	Location	Capacity	Description
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution storage
	Arcadia, Louisiana(2)	65 million gallons	Underground storage
	Hattiesburg, Mississippi(3)	4.2 million gallons	Underground storage
	Mt. Belvieu, Texas(3)	2.8 million gallons	Underground storage

(1)	In addition, under a throughput agreement, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This terminal facility has a storage capacity of 330,000 gallons.

(2)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a re-determination of the lease rate for each subsequent year.

(3)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which have been renewed annually for more than 20 years.
     Our NGL customers that utilize these assets consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2006, we sold approximately 37% of our NGL volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 63% of our NGL volume to refiners and industrial processors.
     NGL Competition. We compete with large integrated NGL producers and marketers, as well as small local independent marketers. NGLs compete primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability.
     NGL Seasonality. The level of NGL supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential and wholesale demand is highly seasonal. This imbalance causes increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. If inventories are low at the start of the winter, higher prices are more likely to occur during the winter. Additionally, abnormally cold weather can put extra upward pressure on prices during the winter because there are less readily available sources of additional supply except for imports which are less accessible and may take several weeks to arrive. General economic conditions and inventory levels have a greater impact on industrial and refinery use of NGLs than the weather.
     Although the NGL industry is subject to seasonality factors, such factors generally do not affect our natural gas services business because we do not consume NGLs. We generally maintain consistent margins in our natural gas services business because we attempt to pass increases and decreases in the cost of NGLs directly to our customers. We generally try to coordinate our sales and purchases of NGLs based on the same daily price index of NGLs in order to decrease the impact of NGL price volatility on our profitability.
     Prism Gas Acquisition. On November 10, 2005 we acquired Prism Gas. Following this acquisition, Prism Gas is operated and reported as part of our natural gas services business segment, which has been expanded to include natural gas gathering and processing as well as the NGL services business described herein.
     Prism Gas has ownership interests in over 440 miles of natural gas gathering pipelines located in the natural gas producing regions of North Central Texas and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd natural gas processing plant located in East Texas which is currently being expanded to 250 MMcfd. The underlying assets are in two operating areas:
     North Central Texas and East Texas
•	The North Central Texas and East Texas area assets consist of the Waskom Processing Plant, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line, Bosque County Pipeline and the East Texas Gathering System.

•	Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 150 MMcfd of processing capacity with full fractionation facilities. In January 2007, the Waskom fractionator was expanded to a capacity of 12,500 barrels per day. In addition, an increase in the processing capacity of the plant to 250 MMcfd is expected to be completed by the end of the second quarter of 2007. For the year ended December 31, 2006, inlet throughput and NGL fractionation averaged approximately 183 MMcfd and 7,677 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting.

•	McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low pressure gathering system connected to the Waskom Processing Plant, providing processing and blending services for natural gas with high nitrogen and high liquids content gathered by the system. For the year ended December 31, 2006, the McLeod Gathering System gathered approximately 6 MMcfd of natural gas. Prism Gas owns a consolidated 100% interest in this system.

•	Hallsville Gathering System — The Hallsville Gathering System, which Prism Gas constructed in 2006, is located in Harrison County, Texas, provides gathering and centralized compression for producers in the Oak Hill Field of East Texas. The system operates at low pressure and redelivers gas to two interstate and three intrastate markets via the Oakhill Gathering System. Prism Gas owns a consolidated 100% interest in this system.

•	The Marshall Line — The Marshall Line is a 10” gathering line that Prism Gas began leasing from Kinder Morgan Texas in 2006. It is located in Harrison County, Texas. The Marshall Line gathers gas at intermediate pressure and feeds the Waskom Processing Plant. Prism Gas owns a consolidated 100% interest in the lease.

•	Bosque County Pipeline — The Bosque County Pipeline, gathers gas in four North Central Texas counties centered around Bosque County. Prism Gas owns an unconsolidated 20% non-operating interest in a partnership that owns the lease rights to the assets of the Bosque County Pipeline, with Panther Pipeline Ltd. owning a 42.5% operating interest and Star of Texas, et al owning the remaining 37.5% interest.

•	East Texas Gathering System — The East Texas Gathering System, located in Panola County, Texas, is comprised of gathering systems built to gather gas produced in this area to market outlets. Prism Gas owns a consolidated 100% interest in these systems.
     The natural gas supply for the Waskom Processing Plant, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line and the East Texas Gathering System is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. Prism Gas’ East Texas Operating Area includes assets that provide gathering and processing services to producers in Cass, Gregg, Harrison, Panola, and Rusk Counties, Texas and Caddo Parish, Louisiana. The total number of wells permitted in Prism Gas’ East Texas Operating Area was 1,878 and 1,512 in calendar years 2006 and 2005, respectively. These annual permit numbers include 22 permits for horizontal wells in 2006 and 10 permits for horizontal wells in 2005. Improved technology, drilling applications and commodity prices have enhanced the economics of drilling in the Cotton Valley formation. This increase in drilling activity has provided us with access to newly developed natural gas supplies.
     The natural gas supply for the Bosque County Pipeline is expected to be derived primarily from natural gas wells in the Barnett Shale formation of North Central Texas. The Bosque County Pipeline is located in the southern extension of the Barnett Shale formation.
     Our primary suppliers of natural gas to the Waskom Processing Plant include BP America Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represented approximately 62% of the 160 MMcfd of natural gas supplied in 2005 and approximately 61% of the 183 MMcfd of natural gas supplied for the year ended December 31, 2006. A substantial portion (approximately 35%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership. We receive natural gas at the Waskom Processing Plant from our McLeod Gathering System. We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant. The tightening of pipeline dew point specifications and access to local markets with high NGL demand has resulted in increased trucked-in NGL volumes at the Waskom Processing Plant. In October 2006, we began construction to expand the fractionator to 12,500 bpd. to provide additional capacity for this increase in trucked-in NGL volumes. This expansion was completed in late January 2007.
     There are currently three competing processing plants, with another two under construction, that operate or will operate within a 40-mile radius of our Waskom facility. Drilling activity in the Cotton Valley trend is moving north from the Panola-Harrison County line further into Harrison County. Our plant is the preferred gas plant for much of this new production due to its proximity to the increased drilling activity. In addition, the Waskom Processing Plant is the only plant in this area that has full fractionation capability with access to strong local markets for NGLs. Purchasers of NGLs fractionated at Waskom include various chemical companies and other industrial distributors. Prior to the Prism Gas acquisition, we were one of the largest purchasers of NGLs at the Waskom Processing Plant.
     The Waskom Processing Plant’s processing contracts are predominately percent-of-liquids (POL) contracts, in which we retain a portion of the NGLs recovered as a processing fee. The plant also operates under percent-of-proceeds (POP) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services. There are currently only two minor contracts for processing on a keep-whole basis. We are not contractually required to process these keep-whole volumes and, therefore, only process natural gas related to these contracts under profitable conditions.
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
     The Hallsville Gathering System was constructed in 2005 and 2006 to gather low pressure gas. The wells tied into the system are fee based gathering contracts.
     The Marshall Line was leased from Kinder Morgan to provide additional sources of gas for the Waskom Processing Plant. The gas on the system is from Cotton Valley production and is tied into the system under percent of index based contracts.
     The Bosque County Pipeline is an approximate 67 mile pipeline located in the Barnett Shale extension. The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County. In this area competition is limited due to a lack of existing infrastructure. The lack of infrastructure and the limited development in the area allow it to generally capture new wells drilled in close proximity to its system.
     The East Texas Gathering System was constructed in 2004 to tie producers into Gulf South Pipeline Company’s gathering system in Panola County, Texas. These lines are sized to handle volumes that are expected to increase as producers continue to develop Cotton Valley sands in areas that were traditionally marginal. The existing East Texas Gathering System contracts are all fee-for-service contracts dependent on volumes gathered.
     Gulf Coast
•	The Gulf Coast area assets consist of the Fishhook Gathering System and the Matagorda Gathering System located offshore and onshore of the Texas Gulf Coast.

•	Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas and offshore federal waters, gathers and transports gas in both offshore and onshore areas. For the year ended December 31, 2006, the Fishhook Pipeline gathered and transported approximately 32 MMcfd of natural gas. Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC, the owner of the Fishhook Gathering System, with Panther Pipeline Ltd owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

•	Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas state waters, gathers gas in both the offshore and onshore areas. For the year ended December 31, 2006, the Matagorda Offshore Gathering System gathered approximately 10 MMcfd of natural gas. Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.
     The Fishhook Gathering System and the Matagorda Offshore Gathering System gather and transport natural gas from Texas and federal waters of the Gulf of Mexico to onshore pipelines. The Fishhook Pipeline gathers and transports natural gas principally from the eastern portion of the High Island Area which is further offshore. The offshore natural gas supply for the Matagorda Offshore Gathering System is produced primarily from the Brazos

Area blocks, which are near shore in the Texas state waters. Additionally, the Matagorda Offshore Gathering System includes onshore gathering in Matagorda, Wharton and Brazoria Counties.
     The Fishhook Gathering System is located in federal waters offshore from Beaumont, Texas and gathers gas from producers. This area is characterized by strong drilling activity with traditionally high volume, high decline wells. Typically, two to four of these traditional wells are drilled near the Fishhook Gathering System each year. Contracts on this system are 100% fee-for-service contracts with both the gathering fee and the maximum transmission fee stated in Panther Interstate Pipeline Energy, LLC’s FERC Gas Tariff, on file with the Federal Energy Regulatory Commission. There are currently two competing pipelines in the area which limit our ability to increase margins on this system. However, we believe that our existing relationships with active producers will enable us to capture additional volumes from new production in this area.
     The Matagorda Offshore Gathering System gathers gas from producers. Contracts for the offshore portion of the Matagorda Offshore Gathering System are a combination of fixed transportation fees plus a fixed margin. The contracts for the onshore portion of the Matagorda Offshore Gathering System are under either a fixed margin or a fixed transportation fee. There is limited competition for the offshore portion of the pipeline. There are currently two pipelines situated in the offshore area but they primarily gather natural gas from wells further offshore than the Matagorda Offshore Gathering System. There are several pipelines that compete with the onshore portion of the system. These competing pipelines result in lower margins for the onshore portion of this system.
Marine Transportation Segment
     Industry Overview. The United States inland waterway system is a vast and heavily used transportation system. This inland waterway system is composed of a network of interconnected rivers and canals that serve as water highways and is used to transport vast quantities of products annually. This waterway system extends approximately 26,000 miles, of which 12,000 miles are generally considered significant for domestic commerce.
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
     Marine Fleet. We own a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining and natural gas processing. Our marine transportation system operates on the United States inland waterway system, primarily between domestic ports along the Gulf of Mexico Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Each of our offshore tows consist of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge.
     We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	15	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur(1)
Inland tank barges	22	20,000 — 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline(1)
Inland push boats	16	800 — 1,800 horsepower	N/A

Offshore tank barges	4	40,000 bbl and 95,000 bbl	Asphalt, fuel oil and NGLs

Offshore tugboats	4	3,200 — 7,200 horsepower	N/A

(1)	One of our 15 inland tank barges with capacity of up to 20,000 bbl, and nine of our 22 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.
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
     We are a party to a marine transportation agreement effective January 1, 2006 under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement between us and Martin Resource Management covering marine transportation services which expired in November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates.
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
     Our Operations and Products. Our sulfur segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller at our Neches facility in Beaumont, Texas. The sulfur prilling assets we acquired from Bay Sulfur are located at the Port of Stockton in California and are used to process molten sulfur into pellets. These dry, bulk pellets are stored and loaded at our facility at the Port of Stockton. The sulfur pellets are sold into certain U.S. and international agricultural markets. Our facility at the Port of Stockton can process approximately 1,000 metric tons of molten sulfur per day. We also have completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas. This facility has the capacity to process approximately 2,000 metric tons of molten sulfur per day. Our sulfur prilling facilities provide refiners with an alternative market for the sale of their residual sulfur.
     On July 15, 2005, we acquired the remaining partnership interests in CF Martin Sulphur in which we owned a 49.5% interest since November, 2000 from CF Industries, Inc. and certain affiliates of Martin Resource Management for $18.9 million. Prior to the acquisition, CF Martin Sulphur was managed and operated by its general partner who was equally owned and controlled by certain affiliates of Martin Resource Management and CF Industries. Subsequent to the acquisition, the partnership controlled the management of CF Martin Sulphur and conducted its day to day operations. CF Martin Sulphur, a wholly owned partnership, was included in our consolidated financial statements and included in the financial presentation of our sulfur segment. As of March 30, 2006, CF Martin Sulphur merged into Martin Operating Partnership L.P. and continues to be reported in our sulfur segment and operates doing business as Martin Sulfur.

     Martin Sulfur gathers molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. We transport sulfur by inland and offshore barges, rail cars and trucks. In 2006, Martin Sulfur handled approximately 1.7 million long tons of sulfur. In the U.S. recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur for domestic customers.
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
     Our Sulfur Facilities. We lease approximately 180 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur
     We own the following tanks as part of our molten sulfur business:

Terminal	Location	Tanks	Total Aggregate Capacity	Products Stored
Tampa	Tampa, Florida	1	16,000 long tons	Molten sulfur
Stanolind	Beaumont, Texas	3	46,500 long tons	Molten sulfur
     We own the following sulfur prilling facilities as part of our sulfur business:

Terminal	Location	Daily Production Capacity	Products Stored
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur
Neches	Beaumont, Texas	2,000 metric tons per day	Molten and prilled sulfur
     Competition. Seven phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. We own one of the four vessels currently used to transport molten sulfur between Tampa, Florida and United States ports on the Gulf of Mexico. Our primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets or foreign suppliers from Mexico or Venezuela that may sell into the Florida market.
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
     Our Operations and Products. We entered the fertilizer manufacturing business in 1990 through an acquisition. We acquired two additional fertilizer manufacturing companies in 1998. Over the next two years we expended significant resources to replace and update facilities and other assets at the companies, and to integrate each of the businesses into our business. These acquisitions have subsequently increased the profitability of our fertilizer business. In December 2005, sulfur fertilizer production capacity was added with the purchase of the net operating assets of A & A Fertilizer, Ltd. (“A & A Fertilizer”). This production capacity is located at our Neches deep-water marine terminal near Beaumont, Texas.
     Fertilizer and related sulfur products are a natural extension of our business because of our access to sulfur and our distribution capabilities. This business allows us to leverage the sulfur segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 210,000 tons in 2006 as a result of acquisitions and internal growth.
     We manufacture and market the following fertilizer and related sulfur products:
•	Plant nutrient sulfur products. We produce plant nutrient and agricultural ground sulfur products at our two facilities in Odessa, Texas. We also produce plant nutrient sulfur at our facility in Seneca, Illinois. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul® trade name and sold throughout the United States to direct application agricultural markets. Our agricultural ground sulfur products are used primarily in the western United States on grapes and vegetable crops.

•	Ammonium sulfate products, NPK products and related blended products. We produce various grades of ammonium sulfate including coarse and standard grades, a 40% ammonium sulfate solution and a Kosher-approved food grade material. We also produce nitrogen-phosphorus-potassium products (commonly referred to as NPK products). Our NPK products are an ammoniated phosphate fertilizer containing nitrogen, phosphorus and potash that we manufacture so all particles have a uniform composition. These products primarily serve direct application agricultural markets within a 400-mile radius of our manufacturing plant in Plainview, Texas. We blend our ammonium sulfate to make custom grades of lawn and garden fertilizer at our facility in Salt Lake City, Utah. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors, and other retail customers, of these products.

•	Industrial sulfur products. We produce industrial sulfur products such as emulsified sulfur, elemental pastille sulfur, and industrial ground sulfur products. We produce emulsified sulfur at our Texarkana, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes. We produce elemental pastille sulfur at our two Odessa, Texas facilities and at our Seneca, Illinois facility. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds.

•	Liquid sulfur products. We produce ammonium thiosulfate at our Neches terminal location in Beaumont, Texas. This agricultural sulfur product is a clear liquid containing 12% nitrogen and 26% sulfur. This product serves as a liquid plant nutrient used directly through spray rigs or irrigation systems. It is also blended with other NPK liquids or suspensions as well. Our market is predominantly the Mid South and Coastal Bend area of Texas.
     Our Fertilizer Plants. The following is a summary description of our fertilizer plants:

Facility	Location	Capacity	Description
Two fertilizer plants	Odessa, Texas	70,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Plainview Texas	180,000 tons/year	Fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons/year	Blending and packaging
Industrial sulfur plant	Texarkana, Texas	18,000 tons/year	Emulsified sulfur production
Fertilizer plant	Beaumont, Texas	70,000 tons/year	Liquid sulfur fertilizer Production

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
     Seasonality. Sales of our agricultural fertilizer are partly seasonal as a result of increased demand during the growing season. Sales of our industrial sulfur-based products, however, are generally consistent throughout the year. In 2006, approximately 18% of our product sales volumes were to industrial users.
Our Relationship with Martin Resource Management
     Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil processing facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, an NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.
     We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.
     Ownership
     Martin Resource Management owns an approximate 38.6% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.
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
     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $49.1 million of direct costs and expenses for the twelve months ended December 31, 2006 compared to $42.1 million for the twelve months ended December 31, 2005. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. We reimbursed Martin Resource Management for $1.5 million of indirect expenses for the twelve months ended December 31, 2006 compared to $1.3 million for the twelve months ended December 31, 2005. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
     In addition to the omnibus agreement, we and Martin Resource Management have entered into various other agreements that are not the result of arm’s-length negotiations and consequently may not be as favorable to us as they might have been if we had negotiated them with unaffiliated third parties. The agreements include, but are not limited to, a motor carrier agreement, a terminal services agreement, a marine transportation agreement, a product storage agreement, a product supply agreement, a throughput agreement, and a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement. Pursuant to the terms of the omnibus agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the conflicts committee of our general partner’s board of directors.
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions – Agreements.”
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
     We also use the underground storage facilities owned by Martin Resource Management in our natural gas services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 65 million gallons. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.

     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 14%, 7% and 6% of our total cost of products sold during the years ended December 31, 2006, 2005 and 2004, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 4%, 5% and 8% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
     For a more comprehensive discussion concerning these commercial agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions — Agreements.”
     Approval and Review of Related Party Transactions
     If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner’s board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.
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
     Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter, which had an unlimited term, was terminated on November 18, 2005. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur had terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur, this contingent obligation was terminated.
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
     For marine pollution claims, our insurance covers up to $1.0 billion of liability per accident or occurrence and for non-pollution incidents, our insurance covers up to $2.0 billion of liability per accident or occurrence. We believe our current insurance coverage is adequate to protect us against most accident related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage. However, there can be no assurance that all risks are adequately insured against, that any particular claim will be paid by the insurer, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.
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
     Clean Water Act
     The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess penalties for releases of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff and that applicable facilities develop and implement plans for the management of storm water runoff (referred to as storm water pollution prevention plans or “SWPPPs”) as well as for the prevention and control of oil spills (referred to as spill prevention, control and countermeasure or “SPCC” plans). As part of the regular overall evaluation of our on-going operations, we are reviewing and, as necessary, updating SWPPPs for certain of our facilities, including facilities recently acquired. In addition, we have reviewed our SPCC plans and, where necessary, amended such plans to comply with applicable regulations adopted by EPA in 2002.. We believe that compliance with the conditions of such permits and plans will not have a material effect on our operations.
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
     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. However, we do not believe that we will be disproportionately affected as compared to other natural gas producers and marketers by any action taken. We believe that our natural gas gathering operations meet the tests FERC uses to establish a pipeline’s status as a gatherer exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure our unitholders that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.
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
Employees
     We do not have any employees. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 396 individuals who provide direct support to our operations. None of these employees are represented by labor unions.

Financial Information about Segments
     Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 19 to our consolidated financial statements included in this annual report on Form 10-K.
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
     National weather conditions have a substantial impact on the demand for our products. Unusually warm weather during the winter months can cause a significant decrease in the demand for NGL products, fuel oil and gasoline. Likewise, extreme weather conditions (either wet or dry) can decrease the demand for fertilizer. For example, an unusually wet spring can delay planting of seeds, which can leave insufficient time to apply fertilizer at the planting stage. Conversely, drought conditions can kill or severely stunt the growth of crops, thus eliminating the need to nurture plants with fertilizer. Any of these or similar conditions could result in a decline in our net income and cash flow, which would reduce our ability to make distributions to our unitholders.
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
     Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of petroleum products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:
•	accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

•	leakage of NGLs and other petroleum products and by-products;

•	fires and explosions;

•	damage to transportation, terminalling and storage facilities, and surrounding properties caused by natural disasters; and

•	terrorist attacks or sabotage.
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
     We purchase petroleum products and by-products such as molten sulfur, sulfur derivatives and NGLs, and sell these products to wholesale and bulk customers and to other end users. Since the closing of the Tesoro Marine asset acquisition, we and our affiliates also distribute and market lubricants. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of petroleum products and by-products can be volatile. Our revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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
Our NGL and fertilizer businesses are seasonal and could cause our revenues to vary.
     The demand for NGL and natural gas is highest in the winter. Therefore, revenue from our natural gas services business is higher in the winter than in other seasons. Our fertilizer business experiences an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these business lines may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.
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

     The U.S. Oil Pollution Act of 1990, or OPA 90, provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters for barges that carry petroleum products that are regulated under OPA 90. Under OPA 90, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to enter U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All but one of our offshore tank barges are double-hull vessels which have no phase out date. We have 13 single-hull barges that will be phased out of the petroleum product trade by the year 2015. The phase out of these single-hull vessels in accordance with OPA 90 may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.
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
     The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2006 and 2005, Prism Gas purchased approximately 40% and 54%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.
     In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2005, the spot price of Henry Hub natural gas ranged from a high of $15.39 per MMBtu to a low of $5.50 per MMBtu. From January 1, 2006 through December 31, 2006, the same price ranged from $11.23 per MMBtu to $4.75 per MMBtu. On December 29, 2006 the spot price was $6.30 per MMBtu.
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
     As of December 31, 2006, Prism Gas has hedged approximately 60%, 45% and 14% of its commodity risk by volume for 2007, 2008 and 2009, respectively. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane. We anticipate entering into additional hedges in 2007 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.
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
     Management will continue to evaluate whether to enter into any new hedging arrangements, but there can be no assurance that we will enter into any new hedging arrangements or that our future hedging arrangements will be on terms similar to our existing hedging arrangements. Also, we may seek in the future to further limit our exposure to changes in natural gas, NGL and condensate commodity prices and we may seek to limit our exposure to changes in interest rates by using financial derivative instruments and other hedging mechanisms from time to time. To the extent we hedge our commodity price and interest rate risk, we may forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.
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
     As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, even though our management monitors our hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective, or our hedging policies and procedures are not properly followed or do not perform as planned. We cannot assure our unitholders that the steps we take to monitor our hedging activities will detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. For additional information regarding our hedging activities, please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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
     Martin Resource Management and its subsidiaries currently hold 2,552,018 subordinated units and 2,632,799 common units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier.
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
     If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our general partner and its affiliates, including Martin Resource Management, control 39.4% of our outstanding limited partnership units, our general partner initially cannot be removed without the consent of it and its affiliates.
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
     On November 14, 2006, 850,672 of our 3,402,690 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one for one basis following our distribution of available cash on such date. Additional conversion of our outstanding subordinated units will occur following our quarterly distributions of available cash provided that certain distribution thresholds are met by us.
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
     If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and unitholders’ potential tax liability, please see “Risk Factors — Tax Risks — Tax gain or loss on the disposition of our common units could be different than expected”.
Our common units have a limited trading volume compared to other publicly traded securities.
     Our common units are quoted on the NASDAQ National Market under the symbol “MMLP.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NASDAQ National Market. The price of our common units may, therefore, be volatile.
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
     Martin Resource Management owns an approximate 38.6% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:
•	Officers of Martin Resource Management who provide services to us also devote significant time to the businesses of Martin Resource Management and are compensated by Martin Resource Management for that time.

•	Neither our partnership agreement nor any other agreement requires Martin Resource Management to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management’s directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management without regard to the best interests of the unitholders.

•	Martin Resource Management may engage in limited competition with us.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

•	Under our partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Our general partner determines which costs incurred by Martin Resource Management are reimbursable by us.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by Martin Resource Management.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	The audit committee of our general partner retains our independent auditors.

•	In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•	Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.
Martin Resource Management and its affiliates may engage in limited competition with us.
     Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.” If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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

     If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, which is currently a maximum of 35%, and would likely pay state income tax at various rates. Distributions to unitholders would generally be taxed again to them as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and therefore would likely result in a substantial reduction in the value of the common units.
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
     We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s conclusions. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders and our general partner.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
     Our common units are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” As of March 1, 2007 there were approximately 33 holders of record and approximately 9,559 beneficial owners of our common units. In addition, as of that date there were 2,552,018 subordinated units representing limited partner interests outstanding. All of the subordinated units are held by Martin Resource Management and its subsidiaries.

There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:
Fiscal 2006:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2006	$31.95	$28.84	$0.610	$0.610
June 30, 2006	$32.03	$30.13	$0.610	$0.610
September 30, 2006	$33.85	$30.53	$0.610	$0.610
December 31, 2006	$35.60	$30.10	$0.620	$0.620
Fiscal 2005:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2005	$34.20	$29.03	$0.535	$0.535
June 30, 2005	$33.99	$30.03	$0.550	$0.550
September 30, 2005	$34.25	$30.19	$0.570	$0.570
December 31, 2005	$33.04	$29.70	$0.610	$0.610
     On March 2, 2007, the last reported sales price of our common units as reported on the NASDAQ was $36.50 per unit.
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
     In connection with our acquisition of Prism Gas in November, 2005, 756,480 common units were issued to certain members of the Prism Gas management team and Martin Resource Management. In addition our general partner contributed $0.5 million in cash to us in order to maintain its 2% general partner interest in us.
     In connection with our public offering of 3,450,000 common units in January, 2006, our general partner contributed $2.1 million in cash to us in order to maintain its 2% general partner interest in us.
     In December 2006, we issued 470,484 common units to Martin Product Sales LLC, an affiliate of Martin Resource Management, for approximately $15.3 million, including a capital contribution of approximately $0.3 million made by out general partner in order to maintain its 2% general partner interest in us. This transaction was exempt from registration pursuant to either Regulation D or Section 4(2) of the Securities Act of 1933, as amended.
     On November 14, 2005, 850,672 of our 4,253,362 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. The common units into which the subordinated units were converted were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.
     On November 14, 2006, 850,672 of our 3,402,690 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. The common units into which the subordinated units were converted were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds provided in our partnership agreement are met by us.
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
     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, Warrants	outstanding options,	securities reflected in
Plan Category	and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	725,000
Total	0	$0	725,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.
     On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
Item 6. Selected Financial Data
     The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. and our predecessor. The financial data for the period from January 1, 2002 through November 5, 2002 are derived from the audited combined financial statements of the assets and operations of Martin Resource Management that were contributed to us in connection with our initial public offering in November 2002 (“Martin Midstream Partners Predecessor”). The financial data for the period from November 6, 2002 through December 31, 2002, and for the years ended December 31, 2003, 2004, 2005 and 2006 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.
     The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Partnership					Predecessor
					Period From
					November 6,	Period From
					2002	January 1,
	Year Ended				Through	2002 Through
	December 31,				December 31,	November 5,
	2006	2005	2004	2003	2002	2002
	(Dollars in thousands)
Income Statement Data:
Revenues	$576,384	$438,443	$294,144	$192,731	$33,746	$116,160

Cost of product sold	459,170	351,820	229,976	150,892	26,504	84,442
Operating expenses	65,387	46,888	34,475	21,590	3,189	17,389
Selling, general, and administrative	10,977	8,133	6,198	4,986	656	4,662
Depreciation and amortization	17,597	12,642	8,766	4,765	747	3,741

Total costs and expenses	553,131	419,483	279,415	182,233	31,096	110,234
Other operating income	3,356	—	—	589	—	—

Operating Income	26,609	18,960	14,729	11,087	2,650	5,926

Equity in earnings of unconsolidated entities	8,547	1,591	912	2,801	599	2,565
Interest expense	(12,466)	(6,909)	(3,326)	(2,001)	(345)	(3,283)
Debt prepayment premium	(1,160)	—	—	—	—	—
Other, net	713	238	11	94	5	42

Income before income taxes	22,243	13,880	12,326	11,981	2,909	5,250
Income taxes	—	—	—	—	—	1,959

Net Income	$22,243	$13,880	$12,326	$11,981	$2,909	$3,291

Net income per limited partner unit	$1.69	$1.58	$1.45	$1.64	$.40
Weighted average limited partner units	12,602,000	8,583,634	8,349,551	7,153,362	7,153,362

	Partnership					Predecessor
					Period From
					November 6,	Period From
					2002	January 1,
	Year Ended				Through	2002 Through
	December 31,				December 31,	November 5,
	2006	2005	2004	2003	2002	2002
	(Dollars in thousands)
Balance Sheet Data (at Period End):
Total assets	$457,461	$389,044	$188,332	$139,685	$100,455
Due to affiliates	10,474	3,492	429	560	—
Long-term debt	174,021	192,200	73,000	67,000	35,000
Partner’s capital (owner’s equity)	198,525	95,565	75,534	45,892	47,106

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	39,317	32,334	12,812	$10,273	$4,824	$316
Investing activities	(95,098)	(138,742)	(34,322)	(27,621)	(2,116)	(1,962)
Financing activities	52,991	109,689	22,424	17,884	(6,287)	6,897

Other Financial Data:

Maintenance capital expenditures	12,391	5,100	5,182	2,773	157	394
Expansion capital expenditures	78,267	74,110	30,234	29,159	2,850	1,909

Total capital expenditures	$90,658	$79,210	$35,416	$31,932	$3,007	$2,303

Cash dividends per common unit (in dollars)	$0.620	$0.610	$0.535	$0.525	$0.308	—

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
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:

•	Terminalling and storage services for petroleum products and by-products

•	Natural gas services

•	Marine transportation services for petroleum products and by-products

•	Sulfur gathering, processing and distribution

•	Fertilizer manufacturing and distribution
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
     2006 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of the La Force Marine Vessel. In November 2006, we acquired the La Force, an offshore tug, for $6.0 million from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005. The addition of the La Force to our fleet will eliminate the need for chartered offshore horsepower.
     Acquisition of Asphalt Terminals. In August 2006 and October 2006, respectively, we acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation for $4.9 million. These assets are located in Houston, Texas and Port Neches, Texas. In connection with these acquisitions, we entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the acquired facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facilities.
     Acquisition of the Corpus Christi Barge Terminal. In July 2006, we acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6.2 million, which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks.
     Acquisition of the Texan, Ponciana and M450. In January 2006, we acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5.9 million from Martin Resource Management. In February 2006 we acquired the M450, an offshore barge, for $1.6 million from a third party.
     Other Developments
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2006 of $0.62 per common and subordinated unit on January 22, 2007, reflecting an increase of $0.01 per unit over the quarterly distribution paid in respect of the third quarter of 2006.
     Issuance of Common Units. In December 2006, we issued 470,484 common units to Martin Product Sales LLC, an affiliate of Martin Resource Management, for approximately $15.3 million, including a capital contribution of approximately $0.3 million made by our general partner to maintain its 2% general partner interest in us. These funds were used to pay down our revolving line of credit.
     Conversion of Subordinated Units. On November 14, 2006, 850,672 of our 3,402,690 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
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
     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements contained in this annual report on Form 10-K. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2006, we had designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     Product Exchanges
     We enter into product exchange agreements with third parties whereby we agree to exchange NGLs with third parties. We record the balance of NGLs due to other companies under these agreements at quoted market product prices and the balance of NGLs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out method.
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

     Revenue Recognition
     Revenue for our five operating segments is recognized as follows:
     Terminalling and storage - Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Natural gas services - Natural gas gathering and processing revenues are recognized when title passes or service is performed. LPG distribution revenue is recognized when product is delivered by truck to our LPG customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize LPG distribution revenue when the customer receives the product from either the storage facility or pipeline.
     Marine transportation - Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
     Sulfur and Fertilizer - Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
     Equity Method Investments
     We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus our share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees, specifically identifiable to property, plant and equipment, are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment, annually. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. No portion of the net income from these entities is included in our operating income.
     Prior to July 15, 2005, we used the equity method of accounting for our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur segment
     Following our acquisition of Prism Gas Systems I, L.P. (“Prism Gas”) in November 2005, we own an unconsolidated 50% interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method and we do not include any portion of their net income in operating income.
     On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for by the equity method of accounting.
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

     We have performed the annual impairment tests as of September 30, 2006, September 30, 2005 and September 30, 2004, respectively. In performing such tests, we determined we had four “reporting units” which contained goodwill. These reporting units were four of our reporting segments: natural gas services, marine transportation, sulfur and fertilizer.
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
     Reclassifications
     As previously reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, which was filed with the SEC on November 9, 2005, we converted to a new accounting system in August 2005. In connection with the system conversion, we closely examined expense classifications under the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses or costs of products sold. As a result, those expenses were set up in the new system with the new classification. Accordingly, it is necessary for us to reclassify the related expense items for fiscal years 2002, 2003 and 2004. Since the reclassifications, as indicated in the tables set forth below, had no impact on the prior periods’ revenues, operating income, cash flows from operations or net income, we have determined that the reclassifications are not material to our audited financial statements for the prior periods. Nonetheless, we are effecting the reclassifications for prior periods in order to provide comparative clarity and consistency among the 2002-2004 annual periods when compared to our financial reporting for our current 2006 fiscal year.
     The following tables set forth the effects of the reclassifications on certain line items within our previously reported consolidated statements of income for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands), which statements of income and certain relevant footnotes thereto as well as the relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations for those periods have been updated.

(In Thousands)
Year Ended December 31, 2004

	Terminalling
	and Storage	NGL	Marine	Fertilizer	Sulfur	Total
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$—	$229,841
Cost of products sold (as reclassified)	6,775	197,859	—	25,342	—	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	—	32,423
Operating expenses (as reclassified)	8,494	1,185	24,796	—	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	1,793	2,766	8,385
Selling, general and administrative (as reclassified)	399	1,200	175	1,658	2,766	6,198
Year Ended December 31, 2003

	Terminalling
	and Storage	NGL	Marine	Fertilizer	Sulfur	Total
Cost of products sold (as previously reported)	$107	$128,055	$—	$22,605	$—	$150,767
Cost of products sold (as reclassified)	107	128,055	—	22,730	—	150,892
Operating expenses (as previously reported)	1,413	1,052	18,135	—	—	20,600
Operating expenses (as reclassified)	2,141	1,314	18,135	—	—	21,590
Selling, general and administrative (as previously reported)	1,180	1,362	305	1,566	1,688	6,101
Selling, general and administrative (as reclassified)	452	1,100	305	1,441	1,688	4,986
Year Ended December 31, 2002

	Terminalling					Consolidating
	and Storage	NGL	Marine	Fertilizer	Sulfur	Reclassification	Total
Cost of products sold (as previously reported)	$—	$87,189	$—	$23,324	$—	$(5)	$110,508
Cost of products sold (as reclassified)	—	87,189	—	23,762	—	(5)	110,946
Operating expenses (as previously reported)	1,181	1,307	17,201	—	—	21	19,710
Operating expenses (as reclassified)	1,724	1,632	17,201	—	—	21	20,578
Selling, general and administrative (as previously reported)	1,266	1,365	524	2,474	1,011	(16)	6,624
Selling, general and administrative (as reclassified)	723	1,040	524	2,036	1,011	(16)	5,318
Our Relationship with Martin Resource Management
     Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement. Under the omnibus agreement, we are required to reimburse Martin Resource Management for the provision of general and administrative services under our partnership agreement, provided that the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. As of March 5, 2007, we have not increased this cap. This limitation does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of Martin Resource Management incurred, in connection with acquisition or business development opportunities evaluated on our behalf. We are required to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management also licenses certain of its trademarks and trade names to us under this omnibus agreement.
     We are both an important supplier to and customer of Martin Resource Management. Among other things, we provide marine transportation and terminalling and storage services to Martin Resource Management. We purchase land transportation services, underground storage services, sulfuric acid and marine fuel from Martin Resource Management. Additionally, we have exclusive access to and use of a truck loading and unloading terminal and pipeline distribution system owned by Martin Resource Management at Mont Belvieu, Texas. All of these services and goods are purchased and sold pursuant to the terms of a number of agreements between us and Martin Resource Management.
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions — Agreements.”
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
     Prior to July 15, 2005, we were both an important supplier to and customer of CF Martin Sulphur. We chartered one of our offshore tug/barge tanker units to CF Martin Sulphur for a guaranteed daily rate, subject to certain adjustments. This charter, which had an unlimited term, was terminated on November 18, 2005. CF Martin Sulphur paid to have this tug/barge tanker unit reconfigured to carry molten sulfur. In the event CF Martin Sulphur had terminated this charter agreement, we would have been obligated to reimburse CF Martin Sulphur for a portion of such reconfiguration costs. As a result of the July 15, 2005 acquisition of all the outstanding interests in CF Martin Sulphur, this contingent obligation was terminated.
Results of Operations
     The results of operations for the years ended December 31, 2006, 2005 and 2004 have been derived from the consolidated financial statements of Martin Midstream Partners L.P.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues:
Terminalling and storage	$24,182	$23,081	$17,919
Marine transportation	47,835	35,451	34,780
Product sales:
Natural gas services	389,735	301,676	203,427
Sulfur	61,271	36,784	—
Fertilizer	41,326	31,634	29,780
Terminalling and storage	12,035	9,817	8,238

Total revenues	576,384	438,443	294,144

Costs and expenses:
Cost of products sold:
Natural gas services	374,218	291,109	197,859

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Sulfur	38,898	25,657	—
Fertilizer	36,267	26,975	25,342
Terminalling and storage	9,787	8,079	6,775

	459,170	351,820	229,976

Expenses:
Operating expenses	65,387	46,888	34,475
Selling, general and administrative	10,977	8,133	6,198
Depreciation and amortization	17,597	12,642	8,766

Total costs and expenses	553,131	419,483	279,415

Other operating income	3,356	—	—

Operating income	26,609	18,960	14,729

Other income (expense):
Equity in earnings of unconsolidated entities	8,547	1,591	912
Interest expense	(12,466)	(6,909)	(3,326)
Debt prepayment premium	(1,160)	—	—
Other, net	713	238	11

Total other income (expense)	(4,366)	(5,080)	(2,403)

Net income	$22,243	$13,880	$12,326

     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating income by segment, and equity in earnings of unconsolidated entities, for the years ended December 31, 2006, 2005, and 2004.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating income:
Terminalling and storage	$12,504	$9,314	$6,749
Natural gas services	4,239	6,003	3,080
Marine transportation	6,411	2,384	5,827
Sulfur	4,864	2,937	—
Fertilizer	1,844	1,785	1,839
Indirect selling, general, and administrative expenses	(3,253)	(3,463)	(2,766)

Operating income	$26,609	$18,960	$14,729

Equity in earnings of unconsolidated entities	$8,547	$1,591	$912

     Our results of operations are discussed on a comparative basis below. We discuss items we do not allocate on a segment basis, such as equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, after the comparative discussion of our results within each segment.
     Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Our total revenues were $576.4 million for the year ended December 31, 2006 compared to $438.4 million for the year ended December 31, 2005, an increase of $138.0 million, or 31%. Our cost of products sold was $459.2 million for the year ended December 31, 2006 compared to $351.8 million for the year ended December 31, 2005, an increase of $107.4 million, or 31%. Our total operating expenses were $65.4 million for the year ended December 31, 2006 compared to $46.9 million for the year ended December 31, 2005, an increase of $18.5 million, or 39%.
     Our total selling, general and administrative expenses were $11.0 million for the year ended December 31, 2006 compared to $8.1 million for the year ended December 31, 2005, an increase of $2.9 million, or 36%. Total depreciation and amortization was $17.6 million for the year ended December 31, 2006 compared to $12.6 million for the year ended December 31, 2005, an increase of $5.0 million, or 40%. Our other operating income for the year ended

December 31, 2006 was $3.4 million compared to zero for the year ended December 31, 2005. Our total operating income was $26.6 million for the year ended December 31, 2006 compared to $19.0 million for the year ended December 31, 2005, an increase of $7.6 million, or 40%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues:
Services	$24,182	$23,081
Products	12,035	9,817

Total Revenues	36,217	32,898
Cost of products sold	9,787	8,079
Operating expenses	12,241	10,879
Selling, general and administrative expenses	112	250
Depreciation and amortization	4,700	4,376

	9,377	9,314

Other operating income	3,127	—

Operating income	$12,504	$9,314

     Revenues. Our terminalling and storage revenues increased $3.3 million, or 10%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Service revenue accounted for $1.1 million of this increase. The service revenue increase was primarily a result of acquisitions of our Corpus Christi terminal, and two asphalt terminals. Product revenue increased $2.2 million due to an 18% increase in product cost that was passed through to our customers, and a 5% increase in sales volume.
     Cost of products sold. Our cost of products sold increased $1.7 million, or 21% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily a result of a 18% increase in product cost, and a 5% increase in sales volumes.
     Operating expenses. Operating expenses increased $1.4 million, or 13%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was result of our recent acquisitions made in 2006, and also a result of increased operating activities and an increase in costs of those activities at our terminals. This accounted for $1.9 million of increased operating expenses, which was offset by a decrease in hurricane expenses of $0.5 million.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 55%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 7%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily a result of our recent acquisitions.
     Other operating income. Other operating income for the year ended December 31, 2006 consisted primarily of a gain of $3.1 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita.
     In summary, terminalling and storage operating income increased $3.2 million, or 34%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$389,735	$301,676
Cost of products sold	374,218	291,109
Operating expenses	5,240	2,455
Selling, general and administrative expenses	4,373	1,753
Depreciation and amortization	1,667	356

	4,237	6,003

Other operating income	2	—

Operating income	$4,239	$6,003

Equity in Earnings of Unconsolidated Entities	$8,547	$1,369

NGL Volumes (gallons)	322,904	270,524
     Revenues. Our natural gas services revenues increased $88.1 million, or 29%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $21.2 million is related to sales in our historical NGL distribution segment. The increase is primarily due from a 10% increase in our average sales price per gallon in 2006 compared to 2005. This price increase was due to general increase in the prices of NGLs. Our sales volume in this historical NGL distribution segment was approximately the same for both years.
     The remaining $66.9 million increase is related to our acquisition of Prism Gas, as we experienced a full year of operations. These revenues are comprised of $54.2 million of NGL sales, $10.5 million of natural gas sales and $1.6 million of gathering and processing fees. Also, included in the revenue increase was $0.6 million of gains on derivative contracts.
     Costs of product sold. Our cost of products increased $83.1 million, or 29%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $21.9 million is related to costs in our historical NGL distribution segment. This increase was higher than the increase in our historical NGL revenues, as our per gallon margin decreased by 5%. In 2005, our historical NGL distribution segment benefited from extraordinary market conditions due to Gulf Coast hurricanes. This change in market conditions resulted in a rapid increase in NGL prices allowing us to surpass our historical NGL margins of approximately $0.025 per gallon and experience a margin of approximately $0.04 per gallon. For 2006, in our historical NGL segment, we experienced margins of approximately $.03 per gallon. The balance of the increase of $61.2 million relates to costs resulting from our Prism Gas acquisition, as we experienced a full year of operations.
     Operating expenses. Operating expenses increased $2.8 million, or 115%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. An increase of $1.9 million resulted from the Prism Gas acquisition, and $0.9 million was a result of additional operating expenses incurred from the East Texas Pipeline acquisition. Both of these acquisitions occurred in 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 149%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. An increase of $2.3 million was a result of additional expenses incurred from the Prism Gas acquisition, as we experienced a full year of operations. The remaining increase was a result of increased selling, general, and administrative expenses in our historical NGL distribution segment.
     Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 368%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily a result of the Prism Gas acquisition.
     Other operating income. Other operating income for the year ended December 31, 2006 consisted of gains on the sale of property and equipment.
     In summary, our natural gas services operating income decreased $1.8 million, or 29%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This decrease is primarily related to an increase in selling, general and administrative expenses related to the Prism Gas acquisition. Prism Gas, as operator of Waskom, is required, per the partnership agreement, to perform certain services, including but not limited to accounting and engineering, for the Waskom partnership. While Prism Gas does receive an operator’s fee based on a percentage of Waskom’s operating costs, generally the expenses incurred are recovered in equity in earnings of unconsolidated entities.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $8.5 million for the year ended December 31, 2006 compared to $1.4 for the year ended December 31, 2005. In connection with the Prism Gas acquisition on November 10, 2005, we acquired an unconsolidated 50% interest in Waskom Gas Processing Company and the Matagorda Offshore Gathering System. We also acquired 50% interest in Panther Interstate Pipeline Energy LLC, the owner of the Fishhook Gathering System. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$47,835	$35,451
Operating expenses	34,454	27,768
Selling, general and administrative expenses	587	357
Depreciation and amortization	6,609	4,942

	6,185	2,384

Other operating income	226	—

Operating income	$6,411	$2,384

     Revenues. Our marine transportation revenues increased $12.4 million, or 35%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our offshore revenues increased $9.5 million primarily from the acquisition of two integrated tug barge units. Our inland marine assets, coupled with leased inland marine assets, had increased revenues of $3.0 million from increased utilization of our fleet as a result of a geographical redistribution of our assets on the Gulf Coast. We also had increased contract rates, and operated an additional number of leased vessels.
     For the year ended December 31, 2006, inter-segment sales to our sulfur, terminalling and storage, and fertilizer segments of $2.3 million were eliminated from our marine transportation segment reducing reported marine transportation revenue by this amount. Inter-segment sales of $2.1 million were eliminated for the year ended December 31, 2005.
     Operating expenses. Operating expenses increased $6.7 million, or 24%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily a result of associated costs from our offshore marine vessel acquisitions. We experienced increases in other operating costs including fuel, salaries and wages, insurance premiums and repair and maintenance expenses from increased shipyard costs.
     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 64%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 34%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was the result of capital expenditures made in the last 12 months.
     Other operating income. Other operating income for the year ended December 31, 2006 consisted of gains on the sale of property and equipment.
     In summary, our marine transportation operating income increased $4.0 million, or 169%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

     Sulfur Segment
     The following table summarizes our results of operations in our sulfur segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$61,271	$36,784
Cost of products sold	38,898	25,657
Operating expenses	13,452	5,786
Selling, general and administrative expenses.	1,060	614
Depreciation and amortization	2,997	1,790

Operating income	$4,864	$2,937

Equity in Earnings of Unconsolidated Entities	$—	$222

Sulfur Volumes (long tons)	836.3	533.5

     Our sulfur operating segment began operations in April 2005 after acquiring a sulfur priller and related assets located in Stockton, California in the Bay Sulfur acquisition. On January 2, 2006, we placed into service a newly constructed sulfur priller at our Neches terminal in Beaumont, Texas. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulfur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated noncontrolling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, CF Martin Sulphur became a wholly-owned subsidiary of the Partnership and all intercompany transactions were eliminated in consolidation. As of March 30, 2006, CF Martin Sulphur merged into Martin Operating Partnership L.P. and continues to be reported in our sulfur segment and operates the business as Martin Sulfur.
     The results of operation for the twelve month period ending December 31, 2005, represents operations at the Stockton, California priller facility from April 2005 through December 2005 and CF Martin Sulphur from July 15, 2005 through December 2005.
     Equity in earnings of unconsolidated entities. For the year ended December 31, 2005, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005.
     Fertilizer Segment
     The following table summarizes our results of operations in our fertilizer segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$41,326	$31,634
Cost of products sold	36,267	26,975
Selling, general and administrative expenses	1,591	1,696
Depreciation and amortization	1,624	1,178

Operating income	$1,844	$1,785

Fertilizer Volumes (tons)	211.6	138.1

     Revenues. Our fertilizer revenues increased $9.7 million, or 31%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our sales volume increased 53% due to increased demand from our customers and new volume sales as a result of our A & A Fertilizer acquisition, which closed in late December 2005. Offsetting this volume increase was a decrease in our average sales price per ton of 15%. This decrease in of our sales price per ton was a result of the A & A Fertilizer acquisition. Liquid sulfur product sales from this acquisition are at a lower sales price per ton than our historical dry sulfur product sales.

     Costs of products sold. Our cost of products sold increased $9.3 million, or 34%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Although this increase was less than our increase in sales, we experienced a decreased gross margin per ton. This was a result of competitive pricing pressure and increased freight costs that we were unable to pass through to our customers.
     Selling, general and administrative expenses. Selling, general & administrative expenses decreased $0.1 million, or 6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 38%, for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of the A & A Fertilizer acquisition.
     Other operating income Other operating income for the year ended December 31, 2005 consisted of losses on the sale of property and equipment.
     In summary, our fertilizer operating income increased $0.1 million, or 3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Statement of Operations Items as a Percentage of Revenues
     In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2006 and December 31, 2005. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	100%	100%
Cost of products sold	80%	80%
Operating expenses	11%	11%
Selling, general and administrative expenses	2%	2%
Depreciation and amortization	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the years ended December 31, 2006 and 2005, equity in earnings of unconsolidated entities relates to our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur prior to July 15, 2005, the unconsolidated interest in Bosque County Pipeline subsequent to its acquisition on June 30, 2006 and the unconsolidated interests in Waskom Gas Processing Company, the Matagorda Offshore Gathering System and Panther Interstate Pipeline Energy, L.L.C. owned by Prism Gas since its acquisition on November 10, 2005.
     Interest Expense
     Our interest expense for all operations was $13.6 million for 2006 compared to $6.9 million for 2005, an increase of $6.7 million, or 97%. This increase was primarily due to an increase in average debt outstanding, an increase in interest rates throughout 2006 compared to 2005 and a debt prepayment premium of $1.2 million paid in 2006.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $3.3 million for 2006 compared to $3.5 million for 2005, a decrease of $0.2 million or 6%. This was primarily due to a of $0.5 million in costs relating to compliance with the requirements of the Sarbanes-Oxley Act of 2002. This decrease was offset by an increase in overhead allocation of $0.3 million from Martin Resource Management.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.5 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005.
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
Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2005	2004
	(In thousands)
Revenues	$301,676	$203,427
Cost of products sold	291,109	197,859
Operating expenses	2,455	1,185
Selling, general and administrative expenses	1,753	1,200
Depreciation and amortization	356	103

Operating income	$6,003	$3,080

Equity in Earnings of Unconsolidated Entities	$1,369	$—

NGL Volumes (gallons)	270,524	226,565
     Revenues. Our natural gas services revenues increased $98.3 million, or 48%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Of the increase, $85.5 million is related to our historical NGL distribution segment. Our average sales price per gallon from our historical NGL distribution segment was 23% higher in 2005 compared to 2004. Also, our sales volume from our historical NGL distribution segment increased 15% as a result of increased demand from our retail propane customers as well as increased demand from our industrial customers.
     The remaining $12.8 million increase is related to our acquisition of Prism Gas on November 10, 2005. These revenues are comprised of $8.8 million of NGL sales, $3.3 million of natural gas sales and $0.2 million of gathering and processing fees. Also, included in revenue was $0.5 million of gains on derivative contracts.
     Costs of product sold. Our cost of products increased $93.3 million, or 47%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Of the increase, $81.8 million is related to our historical NGL distribution segment. This increase was less than the corresponding increase in NGL revenues as we were able to increase our per gallon margins. Much of this margin increase was the result of rapid NGL price increases that occurred in the third quarter of 2005. These rapid price increases were the result of Hurricanes Katrina and Rita. The balance of the increase of $11.5 million is a result of the Prism Gas acquisition.

     Operating expenses. Operating expenses increased $1.3 million, or 107%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. An increase of $0.8 million was a result of additional operating expenses incurred from the East Texas Pipeline acquisition, and $0.2 million resulted from the Prism Gas acquisition. The remaining increase was a result of increased operating costs in our historical NGL distribution segment.
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
     In summary, our natural gas services operating income increased $2.9 million, or 95%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.
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

     Our sulfur operating segment was established in April 2005, as a result of the acquisition of the Bay Sulfur assets and the beginning of construction of a sulfur priller at our Neches terminal. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulfur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated noncontrolling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. CF Martin Sulphur is now a wholly-owned subsidiary of the Partnership. As a result, subsequent to July 15, 2005 all intercompany transactions were eliminated in consolidation.
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
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.3 million for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     In 2006, cash decreased $2.8 million as a result of $39.3 million provided by operating activities, $95.1 million used in investing activities and $53.0 million provided by financing activities. In 2005, cash increased $3.3 million as a result of $32.3 million provided by operating activities, $138.7 million used in investing activities and $109.7 million provided by financing activities. In 2004, cash increased $0.9 million as a result of $12.8 million provided by operating activities, $34.3 million used in investing activities and $22.4 million provided by financing activities.
     For the periods presented, our investing activities consisted primarily of acquisitions, investments in unconsolidated entities and capital expenditures. Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:
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
     In 2006, our investing activities consisted primarily of payments for acquisitions of $24.3 million, payments for property plant and equipment of $66.4 million, investments in partnerships of $11.5 million and receipt of insurance proceeds on involuntary conversion of property, plant and equipment of $4.8 million.
     In 2005, our investing activities consisted primarily of payments for acquisitions of $114.2 million and payments for property plant and equipment of $24.8 million, investments in partnerships of $0.8 million, cash distributions received from partnerships of $0.7 million and proceeds from sale of property, plant and equipment of $0.1 million.
     In 2004, our investing activities consisted primarily of cash paid for acquisitions of $31.2 million and payments for property, plant and equipment of $5.2 million.
     For 2006, 2005 and 2004 our capital expenditures for property and equipment were $90.7 million, $79.2 million and $35.4 million, respectively.

     As to each period:
•	In 2006, we spent $78.3 million for expansion and $12.4 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, acquiring assets relating to the South Houston and Prime Asphalt terminal acquisitions, the Corpus Christi barge terminal, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $4.7 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

•	In 2005, we spent $74.1 million for expansion and $5.1 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Prism Gas and CF Martin acquisitions, the Bay sulfur priller acquisition in Stockton, California, and the sulfur priller construction project at our Neches facility in Beaumont, Texas. Also, we are constructing a sulfuric acid plant at our facility in Plainview, Texas and we acquired A & A Fertilizer located in Beaumont, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities.

•	In 2004, we spent $30.2 million for expansion and $5.2 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Neches and Freeport terminal acquisitions. Our maintenance capital expenditures were primarily made in our marine transportation business for routine dockings of our vessels pursuant to United States Coast Guard requirements and terminal and fertilizer facilities.
     In 2006, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $32.1 million, net proceeds from a follow-on public equity offering of $95.4 million, net proceeds from the issuance of common units of $15.0 million, contributions of $2.4 million from our general partner to maintain its 2% general partner interest, payments of long-term debt under our current and predecessor credit facilities of $163.0 million and borrowings of long-term debt under our current and predecessor credit facilities of $135.8 million and payments of debt issuance costs of $0.4 million.
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
     In 2004, our financing activities consisted of net proceeds from a public offering and related transactions of $34.8 million, cash distributions paid to common and subordinated unitholders of $17.5 million, payments of long-term debt under our credit facility of $43.2 million, borrowings of long-term debt under our predecessor credit facility of $49.2 million and payments of debt issuance costs of $0.9 million. In February 2004, we issued 1,322,500 common units in a public offering, resulting in proceeds of $34.0 million, net of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $0.8 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of December 31, 2006, we had $174.1 million of outstanding indebtedness, consisting of outstanding borrowings of $44.0 million under our revolving credit facility and $130.0 million under our term loan facility and $0.1 of other secured debt.

     In November 2005, we borrowed approximately $63.1 million under our credit facility to pay a portion of the purchase price for the Prism Gas acquisition. The remainder of the purchase price was funded by $5.0 million previously escrowed by us, $15.5 million of new equity capital provided by Martin Resource Management in exchange for newly issued common units, approximately $9.6 million of newly issued common units issued to a certain number of the sellers and approximately $0.8 million in capital provided by Martin Resource Management for acquisition costs and to maintain its 2% general partnership interest in us. The common units were priced at $32.54 per common unit, based on the average closing price of our common units on the NASDAQ during the ten trading days immediately preceding and immediately following the date of the execution of the definitive purchase agreement.
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
     In December 2006, we issued 470,484 common units to Martin Product Sales LLC, an affiliate of Martin Resource Management, for approximately $15.3 million, including a capital contribution of approximately $0.3 million made by our general partner in order to maintain its 2% general partner interest in us. These funds were used to reduce the revolving line of credit.
     We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2007. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors — Risks Related to Our Business” for a discussion of such risks.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2006 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$44,000	$—	$—	$44,000	$—
Term loan facility	130,000	—	—	130,000	—
Other	95	74	21	—	—
Non-competition agreements	1,000	250	500	100	150
Operating leases	14,988	2,488	5,097	3,211	4,192
Interest expense(1)
Revolving Credit Facility	11,988	3,098	6,196	2,694	—
Term loan facility	36,929	9,544	19,088	8,297	—
Other	5	5	—	—	—

Total contractual cash obligations	$239,005	$15,459	$30,902	$188,302	$4,342

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

     Letter of Credit At December 31, 2006, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2006, we had $44.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of December 31, 2006, we had $75.9 million available under our revolving credit facility.
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
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. As a result of our leverage ratio test, effective January 1, 2007, the applicable margin for existing borrowings will increase to 2.50%. Effective April 1, 2007, the applicable margin for existing borrowings will decrease to 2.00%. We incur a commitment fee on the unused portions of the credit facility.
     Effective April 13, 2006, we entered into a cash flow hedge that swaps $75.0 million of floating rate to fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010.
     Effective December 13, 2006, we entered into a cash flow hedge that swaps $40.0 million of floating rate to fixed rate. The fixed rate cost is 4.82% plus our applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.
     Effective December 13, 2006, we entered into an interest rate swap that swaps $30.0 million of floating rate to fixed rate. The fixed rate cost is 4.765% plus our applicable LIBOR borrowing spread. This interest rate swap, which matures in March, 2010, is not accounted for as a cash flow hedge.
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
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. We were in compliance with the debt covenants contained in the credit facility for the years ended December 31, 2006 and 2005.
     On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made in 2006. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     As of March 2, 2007, our outstanding indebtedness includes $194 million under our credit facility.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive approximately half of our net income from our terminalling and storage, marine transportation, natural gas and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted our operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2006, 2005 and 2004. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure our unitholders that we will be able to pass along increased costs to our customers.
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

Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2002, 2003, 2004, 2005 or 2006. Under the omnibus agreement, Martin Resource Management will indemnify us for five years after the closing of our initial public offering, which closed on November 6, 2002, against:
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the period ended December 31, 2006, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of December 31, 2006.
Commodity Price Risk
     We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. Under our hedging policy, we monitor and manage the commodity market risk associated with the commodity risk exposure of Prism Gas. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
     We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank.
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
     Based on estimated volumes, as of December 31, 2006, Prism Gas had hedged approximately 60%, 45%, and 14% of its commodity risk by volume for 2007, 2008, and 2009, respectively. As of December 31, 2006, commodity derivative assets of $882 were included in other current assets and $221 were included in non-current assets on the balance sheet. Commodity derivative liabilities of $74 were included in long-term liabilities on the balance sheet. We estimate entering into additional commodity derivatives on an ongoing basis to manage risk associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
     Our principal customers with respect to Prism Gas’ natural gas gathering and processing services are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us. For additional information regarding our hedging activities, please see “Note 15 — Commodity Cash Flow Hedges” in our “Notes to Consolidated Financial Statements” contained herein.
Interest Rate Risk
     We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.26% as of December 31, 2006. We had a total of $174.1 million of indebtedness outstanding under our credit facility as of the date hereof of which $29.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on December 31, 2006, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.3 million annually.
     As of March 2, 2007, we had a total of $194 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of unhedged floating rate debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.5 million annually.

Item 8. Financial Statements and Supplementary Data
The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
/s/ KPMG LLP
Shreveport, Louisiana
March 5, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Martin Midstream Partners L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Martin Midstream’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Martin Midstream Partners L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, capital/equity, and cash flows for each of the three years ended December 31, 2006 and our report dated March 5, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 5, 2007

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
Assets

Cash	$3,675	$6,465
Accounts and other receivables, less allowance for doubtful accounts of $394 and $140	56,712	72,162
Product exchange receivables	7,076	2,141
Inventories	33,019	33,909
Due from affiliates	1,330	1,475
Other current assets	2,041	1,420

Total current assets	103,853	117,572

Property, plant, and equipment, at cost	323,967	235,218
Accumulated depreciation	(76,122)	(59,505)

Property, plant and equipment, net	247,845	175,713

Goodwill	27,600	27,600
Investment in unconsolidated entities	70,651	59,879
Other assets, net	7,512	8,280

	$457,461	$389,044

Liabilities and Capital

Current installments of long-term debt	$74	$9,104
Trade and other accounts payable	53,450	67,387
Product exchange payables	14,737	9,624
Due to affiliates	10,474	3,492
Income taxes payable	86	6,345
Other accrued liabilities	3,876	3,617

Total current liabilities	82,697	99,569

Long-term debt	174,021	192,200
Other long-term obligations	2,218	1,710

Total liabilities	258,936	293,479

Partners’ capital	198,403	95,565
Accumulated other comprehensive income	122	—

Total partners’ capital	198,525	95,565

Commitments and contingencies
	$457,461	$389,044

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per unit amounts)
Revenues:
Terminalling and storage	$24,182	$23,081	$17,919
Marine transportation	47,835	35,451	34,780
Product sales:
Natural gas services	389,735	301,676	203,427
Sulfur	61,271	36,784	—
Fertilizer	41,326	31,634	29,780
Terminalling and storage	12,035	9,817	8,238

	504,367	379,911	241,445

Total revenues	576,384	438,443	294,144

Costs and expenses:
Cost of products sold:
Natural gas services	374,218	291,109	197,859
Sulfur	38,898	25,657	—
Fertilizer	36,267	26,975	25,342
Terminalling and storage	9,787	8,079	6,775

	459,170	351,820	229,976

Expenses:
Operating expenses	65,387	46,888	34,475
Selling, general and administrative	10,977	8,133	6,198
Depreciation and amortization	17,597	12,642	8,766

Total costs and expenses	553,131	419,483	279,415

Other operating income	3,356	—	—

Operating income	26,609	18,960	14,729

Other income (expense):
Equity in earnings of unconsolidated entities	8,547	1,591	912
Interest expense	(12,466)	(6,909)	(3,326)
Debt prepayment premium	(1,160)	—	—
Other, net	713	238	11

Total other income (expense)	(4,366)	(5,080)	(2,403)

Net income	$22,243	$13,880	$12,326

General partner’s interest in net income	$1,001	$278	$247
Limited partners’ interest in net income	$21,242	$13,602	$12,079
Net income per limited partner unit — basic and diluted	$1.69	$1.58	$1.45

Weighted average limited partner units — basic	12,602,000	8,583,634	8,349,551
Weighted average limited partner units — diluted	12,604,425	8,583,634	8,349,551
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
For the years ended December 31, 2006, 2005 and 2004

	Partners’ Capital
					General	Accumulated
	Limited Partners				Partner	Comprehensive
	Common		Subordinated			Income
	Units	Amount	Units	Amount	Amount	Amount	Total
	(Dollars in thousands)
Balances — December 31, 2003	2,900,000	$47,914	4,253,362	$(1,996)	$(26)	—	$45,892
Net income	—	5,923	—	6,156	247	—	12,326
Follow-on public offering	1,322,500	34,016	—	—	—	—	34,016
General partner contribution	—	—	—	—	754	—	754
Cash distributions ($2.10 per unit)	—	(8,173)	—	(8,932)	(349)	—	(17,454)

Balances — December 31, 2004	4,222,500	79,680	4,253,362	(4,772)	626	—	75,534
Net income	—	6,756	—	6,846	278	—	13,880
Units issued in connection with Prism Gas acquisition	756,480	24,616	—	—	—	—	24,616
Conversion of subordinated units to common units	850,672	(1,599)	(850,672)	1,599	—	—	—
General partner contribution	—	—	—	—	502	—	502
Cash distributions ($2.19 per unit)	—	(9,247)	—	(9,315)	(405)	—	(18,967)

Balances — December 31, 2005	5,829,652	100,206	3,402,690	(5,642)	1,001	—	95,565
Net income	—	16,030	—	5,212	1,001	—	22,243
Follow-on public offering	3,450,000	95,272	—	—	—	—	95,272
Issuance of common units	470,484	15,000	—	—	—	—	15,000
General partner contribution	—	—	—	—	2,358	—	2,358
Conversion of subordinated units to common units	850,672	(2,495)	(850,672)	2,495	—	—	—
Unit-based compensation	3,000	24	—	—	—	—	24
Cash distributions ($2.44 per unit)	—	(22,650)	—	(8,302)	(1,107)	—	(32,059)
Commodity hedging gains reclassified to earnings	—	—	—	—	—	2	2
Adjustment in fair value of derivatives	—	—	—	—	—	120	120

Balances — December 31, 2006	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$22,243	$13,880	$12,326
Changes in fair values of commodity cash flow hedges	370	—	—
Commodity hedging gains reclassified to earnings	2	—	—
Changes in fair value of interest rate cash flow hedges	(250)	—	—

Comprehensive income	$22,365	$13,880	$12,326

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$22,243	$13,880	$12,326

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,597	12,642	8,766
Amortization of deferred debt issue costs	1,040	600	886
(Gain) loss on disposition or sale of property, plant, and equipment	(231)	(37)	48
(Gain) loss on involuntary conversion of property, plant, and equipment	(3,125)	—	—
Equity in earnings of unconsolidated entities	(8,547)	(1,591)	(912)
Distributions from unconsolidated entities	541	231	—
Distribution in-kind from equity investments	8,311	1,115	—
Non-cash mark-to-market on derivatives	(389)	(555)	—
Other	24	—	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	13,763	(10,565)	(16,499)
Product exchange receivables	(4,935)	(1,974)	1,733
Inventories	890	(4,474)	(3,502)
Due from affiliates	145	417	(1,730)
Other current assets	115	36	32
Trade and other accounts payable	(13,937)	27,669	9,171
Product exchange payables	5,113	(8,238)	1,859
Due to affiliates	6,982	3,063	(131)
Other accrued liabilities	(5,912)	(496)	765
Change in other non-current assets and liabilities, net	(371)	611	—

Net cash provided by operating activities	39,317	32,334	12,812

Cash flows from investing activities:
Payments for property, plant, and equipment	(66,352)	(24,814)	(5,182)
Acquisitions, net of cash acquired	(24,306)	(114,167)	(31,234)
Proceeds from sale of property, plant, and equipment	1,825	95	114
Insurance proceeds from involuntary conversion of property, plant and equipment	4,812	—	—
Return of investments from unconsolidated entities	433	466	1,980
Investments in unconsolidated entities	(11,510)	(322)	—

Net cash used in investing activities	(95,098)	(138,742)	(34,322)

Cash flows from financing activities:
Payments of long-term debt	(163,010)	(134,091)	(43,215)
Net proceeds from follow on public offering	95,272	—	34,016
General partner contribution	2,358	502	754
Proceeds from long-term debt	135,801	250,900	49,215
Payments of debt issuance costs	(371)	(3,655)	(892)
Cash distributions paid	(32,059)	(18,967)	(17,454)
Proceeds from issuance of common units	15,000	15,000	—

Net cash provided by financing activities	52,991	109,689	22,424

Net increase (decrease) in cash	(2,790)	3,281	914
Cash at beginning of period	6,465	3,184	2,270

Cash at end of period	$3,675	$6,465	$3,184

Non-cash:
Financed portion of non-compete agreement	$—	$690	$398

Common units issued for acquisitions	$—	$9,616	$—

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership which provides terminalling and storage services for petroleum products and by-products, natural gas gathering, processing and NGL distribution, marine transportation services for petroleum products and by-products, sulfur gathering, processing and distribution and fertilizer manufacturing and marketing.
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
(2) SIGNIFICANT ACCOUNTING POLICIES
     (a) Principles of Presentation and Consolidation
     The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R). No such variable interest entities exist as of December 31, 2006 or 2005.
     (b) Product Exchanges
     The Partnership enters into product exchange agreements with third parties whereby the Partnership agrees to exchange NGLs and sulfur with third parties. The Partnership records the balance of NGLs due to other companies under these agreements at quoted market product prices and the balance of NGLs and sulfur due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (c) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the FIFO method for all inventories.
     (d) Revenue Recognition
     Terminalling and storage - Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Natural gas services - Natural gas gathering and processing revenues are recognized when title passes or service is performed. NGL distribution revenue is recognized when product is delivered by truck to the Partnership’s NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, the Partnership recognizes NGL distribution revenue when the customer receives the product from either the storage facility or pipeline.
     Marine transportation - Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
     Sulfur and Fertilizer - Revenue is recognized when the customer takes title to the product, either at the Partnership’s plant or the customer facility.
     (e) Equity Method Investments
     The Partnership uses the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus the Partnership’s share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees, specifically identifiable to property, plant and equipment, are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment, annually. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. No portion of the net income from these entities is included in the Partnership’s operating income.
     Prior to July 15, 2005, the Partnership used the equity method of accounting for its unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. On July 15, 2005, the Partnership acquired the remaining interests in CF Martin Sulphur not previously owned by it. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of the Partnership’s sulfur segment
     Following the Partnership’s acquisition of Prism Gas Systems I, L.P. (“Prism Gas”) in November 2005, the Partnership owns an unconsolidated 50% interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method and the Partnership does not include any portion of their net income in operating income.
     On June 30, 2006, the Partnership, through the Partnership’s Prism Gas subsidiary, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for by the equity method of accounting.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
     (g) Goodwill and Other Intangible Assets
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144 (‘‘SFAS No. 144’’), Accounting for Impairment or Disposal of Long-Lived Assets. Other intangible assets primarily consists of covenants not-to-compete obtained through business combinations and are being amortized over the life of the respective agreements.
     (h) Debt Issuance Costs
     In connection with the Partnership’s multi-bank credit facility, on November 10, 2005, it incurred debt issuance costs of $3,258. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility on June 30, 2006, it incurred debt issuance costs of $372. These debt issuance costs, along with the remaining unamortized deferred issuance costs relating to the line of credit facility as of November 10, 2005 which remain deferred, are amortized over the 60 month term of the new debt arrangement.
     Amortization of debt issuance cost, which are included in interest expense for the years ended December 31, 2006, 2005 and 2004, totaled $1,040, $600, and $886, respectively, and accumulated amortization amounted to $3,091 and $2,050 at December 31, 2006 and 2005, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $4,169 and $4,838 at December 31, 2006 and 2005, respectively.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The Partnership performed its annual tests in the third quarters of 2004, 2005 and 2006, with no indication of impairment.
     (j) Asset Retirement Obligation
     Under SFAS No. 143, Accounting for Asset Retirement Obligations (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.
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
     The transportation equipment includes pipelines system. The Partnership transports NGLs through the pipeline system and gathering system. The Partnership also gathers natural gas from wells owned by producers and deliver natural gas and NGLs on the Partnership’s pipeline systems, primarily in Texas and Louisiana to the fractionation facility of the Partnership’s 50% owned joint venture. The Partnership is obligated by contractual or regulatory requirements to remove certain facilities or perform other remediation upon retirement of the Partnership’s assets. However, the Partnership is not able to reasonably determine the fair value of the asset retirement obligations for the Partnership’s trunk and gathering pipelines and the Partnership’s surface facilities, since future dismantlement and removal dates are indeterminate. In order to determine a removal date of the Partnership’s gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of natural gas, the Partnership is not a producer of the field reserves, and the Partnership therefore does not have access to adequate forecasts that predict the timing of expected production for existing reserves on those fields in which the Partnership gathers natural gas. In the absence of such information, the Partnership is not able to make a reasonable estimate of when future dismantlement and removal dates of the Partnership’s gathering assets will occur. With regard to the Partnership’s trunk pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. The Partnership’s right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, the Partnership can evaluate the Partnership’s trunk pipelines for alternative uses, which can be and have been found. The Partnership will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations.
     (k) Derivative Instruments and Hedging Activities
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2006, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (l) Comprehensive Income
     Comprehensive income includes net income and other comprehensive income. Other comprehensive income for the partnership includes unrealized gains and losses on derivative financial instruments. In accordance with SFAS No. 133, the partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.
     (m) Unit Grants
     In January 2006, the Partnership issued 1,000 restricted units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010. The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $24 for the year ended December 31, 2006. The Partnership’s general partner contributed $2 in cash to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (n) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the years ended December 31, 2006, 2005 and 2004, the general partner received $537, $0 and $0 in incentive distributions.
     (o) Net Income per Unit
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
accounting periods where aggregate net income does not exceed the Partnership’s aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s earnings per unit calculation.
     The weighted average units outstanding for basic net income per unit were 12,602,000, 8,583,634 and 8,349,551 for years ended December 31, 2006, 2005 and 2004, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,425 for the year ended December 31, 2006 due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
     (p) Reclassifications
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
     These reclassifications, as detailed below, had no impact on the prior year’s operating income or net income. The following table sets forth the effects of the reclassification on certain line items within the Partnership’s previously reported consolidated statements of income for year ended December 31, 2004.

	Terminalling
	and Storage	NGL	Marine	Fertilizer	SG&A	Total
Year Ended December 31, 2004
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$—	$229,841
Cost of products sold (as Reclassified)	6,775	197,859	—	25,342	—	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	—	32,423
Operating expenses (as reclassified)	8,494	1,185	24,796	—	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	1,793	2,766	8,385
Selling, general and administrative (as Reclassified)	399	1,200	175	1,658	2,766	6,198
     (q) Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“Martin Resource Management”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services. Subsequent to November 1, 2002, under an omnibus agreement between the Partnership and Martin Resource Management, the amount the Partnership is required to reimburse Martin Resource Management for indirect general and administrative expenses and corporate overhead allocated to the Partnership was capped at $1,000 during the first year of the agreement. For the year ending October 31, 2004, the cap was increased to $2,000. Subsequently, the capped amount may be increased by no more than the percentage increase in the consumer price index for the applicable year. In addition, the Partnership’s general partner has the right to agree to further increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.
     (r) Environmental Liabilities
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (s) Allowance for Doubtful Accounts.
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.
     (t) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
     (u) Income Taxes
     The operations of the Partnership are not subject to income taxes, except for the Texas margin tax as described in the following paragraph, and as a result, the Partnership’s income is taxed directly to its owners. As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. There was no income tax expense recorded for the year ended December 31, 2006. Beginning 2007, the Partnership anticipates it will incur tax expense related to this new Texas margin tax.
(3) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued FAS 157, which will become effective for the Partnership on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Partnership from the adoption of FAS 157 in 2008 will depend on the Partnership’s assets and liabilities at that time that are required to be measured at fair value.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. SAB 108 did not have an effect on the Partnership’s consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties to that contained in APB Opinion no. 29, Accounting for Nonmonetary Transactions and SFAS 153, Exchanges of Nonmonetary Assets. The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption did not have a material impact on the Partnership’s consolidated financial statements.
     In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which was effective for the Partnership beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial statements.
(4) ACQUISITIONS
     (a) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4,842 of which $4,679 was allocated to property, plant and equipment and $163 to a non-compete agreements. The assets are located in Houston, Texas and Port Neches, Texas. The Partnership entered into an agreement with Martin Resource Management, which Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
     (b) Corpus Christi Barge Terminal. In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200 which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land, and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks, and there are several pumps, controls, and an office building on site for administrative use.
     (c) Marine Vessels. In November 2006, the Partnership acquired the La Force, an offshore tug, for $6,001 from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005.
     In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5,850 from Martin Resource Management. The acquisition price was based on a third-party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year charter with an affiliate of Martin Resource Management.
     (d) A & A Fertilizer, Ltd. In December 2005, the Partnership completed the purchase of the net operating assets of A & A Fertilizer for $5,667. A & A Fertilizer is a manufacturer and distributor of liquid sulfur based fertilizer products to the continental United States. The A & A Fertilizer manufacturing facility is located at the Partnership’s Port Neches deep-water marine terminal near Beaumont, Texas. This acquisition is reported in the Partnership’s fertilizer segment.
     The purchase price of $5,667, including non-competition agreements in other assets of $691, was allocated as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Current assets	$955
Property, plant and equipment, net	5,448
Other assets	691
Current liabilities	(891)
Other liabilities	(536)

Total	$5,667

     (e) Prism Gas Acquisition. In November 2005 the Partnership acquired Prism Gas. As of November 2005, Prism Gas had ownership interests in over 330 miles of natural gas gathering pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity natural gas processing plant located in East Texas. The fair market value of the assets acquired were appraised at $93,938. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $20,145 was recorded as goodwill. The goodwill was a result of Prism Gas’ strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional gathering and processing services to customers through internal growth projects including natural gas processing, fractionation and pipeline expansions as well as new pipeline construction. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment.
     The selling parties in this transaction were Natural Gas Partners V, L.P. and certain members of the Prism Gas management team. The final purchase price was $93,938. The purchase price was funded by $63,052 in borrowings under the Partnership’s credit facility, $5,000 in a previously funded escrow account, $15,502 in new equity capital provided by Martin Resource Management, $9,616 in seller financing, and $768 in capital provided by Martin Resource Management for acquisition costs and to maintain its 2% general partner interest in the Partnership.
     The purchase price of $93,938, including two-year non-competition agreements included in other assets of $600, was allocated as follows:

Current assets	$4,449
Other current assets	10,772
Property, plant and equipment, net	17,810
Investment in unconsolidated entities	60,000
Other assets	942
Goodwill	20,145
Current liabilities	(19,901)
Other liabilities	(279)

Total	$93,938

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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
     In connection with the purchase of Prism Gas, a portion of the purchase price was funded by the issuance of 460,971 common units of the Partnership to Martin Resource Management, the owner of the Partnership’s general partner, which provided $15,000 of new equity capital. Martin Midstream GP LLC contributed $502 to maintain its 2% general partner interest in the partnership. In addition, 295,509 common units of the Partnership, representing approximately $9,616 of the purchase price, was issued to the sellers.
     (f) CF Martin Sulfur. In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18,900. In connection with the acquisition the Partnership also assumed the indebtedness described below. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment.
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
     The purchase price paid to CF Industries, Inc. and certain subsidiaries of Martin Resource Management was allocated as follows:

Current assets	$11,283
Property, plant and equipment, net	26,735
Other assets	921
Current liabilities	(8,573)
Debt	(11,495)

Total use of proceeds	$18,871

     (g) Bay Sulfur Asset Acquisition. In April 2005, the Partnership completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5,900 which includes $4,000 allocated to goodwill. Goodwill was recognized as a result of the total price paid for the business, and is supported by its historical cash flows. The remaining $1,900 was allocated to property, plant and equipment ($1,400), a covenant not to compete ($100) and inventory and other current assets ($400). The assets acquired are used to process molten sulfur into pellets. This acquisition is reported in the Partnership’s new “sulfur” segment. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (h) Natural Gas Liquids Pipeline Purchase. In January 2005, the Partnership acquired a natural gas liquids (“NGL”) pipeline located in East Texas from an unrelated third party for $3,800. The purchase price included

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
the value of the natural gas liquids in the pipeline which is considered pipeline fill. The pipeline, which is used by the Partnership to transport NGL for third parties as well as its own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (i) Freeport Terminal Acquisition. In September 2004, the Partnership completed the acquisition of a marine terminal located near Freeport, Texas and associated assets from Offshore Oil Services, Inc. (“OOS”) for $2,400. The terminal is located on approximately 18 acres of land and includes two warehouses and an office building. The terminal is a full-service terminal used to distribute and market lubricants and provide shore bases for companies that are operating in the offshore exploration and production industry.
     (j) Neches Industrial Park, Inc. Acquisition. In June 2004, the Partnership completed the acquisition of a deep water marine terminal located near Beaumont, Texas from Neches Industrial Park, Inc. for $26,500 (which includes an initial $1,000 payable under a related non-competition agreement). The remaining $25,500 was allocated to property, plant and equipment. The terminal is located on 50 acres of land on the Neches River and includes two dock structures, nine storage tanks with a total capacity of approximately 480,000 barrels, four rail spurs with service provided by three major rail companies, a bulk warehouse and associated pipelines, pipe racks, compressors and related equipment. The terminal provides handling and storage for ammonia, sulfuric acid, asphalt, fuel oil and fertilizer through fee based contracts.
(5) PUBLIC OFFERINGS
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$36,951
General partner contribution	754

Total proceeds received	$37,705

Use of Proceeds:
Underwriter’s fees	$1,940
Professional fees and other costs	995
Repayment of debt under revolving credit facility	30,000
Working capital	4,770

Total use of proceeds	$37,705

(6) INVENTORIES
     Components of inventories at December 31, 2006 and 2005 were as follows:

	2006	2005
Natural gas liquids	$17,061	$18,405
Sulfur	4,397	3,485
Fertilizer — raw materials and packaging	2,412	2,617
Fertilizer — finished goods	4,807	5,803
Lubricants	2,592	2,035
Other	1,750	1,564

	$33,019	$33,909

(7) PROPERTY, PLANT AND EQUIPMENT
     At December 31, 2006 and 2005, property, plant, and equipment consisted of the following:

	Depreciable Lives	2006	2005
Land	—	$12,559	$9,163
Improvements to land and buildings	10-39 years	26,868	17,596
Transportation equipment	3- 7 years	531	432
Storage equipment	5-20 years	22,343	16,759
Marine vessels	4-30 years	124,323	94,051
Operating equipment	3-30 years	103,929	76,517
Furniture, fixtures and other equipment	3-20 years	1,450	1,116
Construction in progress		31,964	19,584

		$323,967	$235,218

Depreciation expense for the year ended December 31, 2006, 2005 and 2004 was $16,932, $12,062 and $8,626, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following information relates to goodwill balances as of the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	December 31,	December 31,
	2006	2005
Carrying amount of goodwill:
Marine transportation	$2,026	$2,026
Natural gas services	20,225	20,225
Sulfur	4,533	4,533
Fertilizer	816	816

	$27,600	$27,600

     The following information relates to covenants not-to-compete as of the periods presented:

	December 31,	December 31,
	2006	2005
Covenants not-to-compete:
Terminalling and storage	$1,561	$1,398
Natural gas services	600	600
Sulfur	100	100
Fertilizer	690	690

	2,951	2,788
Less accumulated amortization	877	235

	$2,074	$2,553

The covenants not-to-compete are in the consolidated balance sheets as other assets, net. Aggregate amortization expense for amortizing intangible assets was $642, $153 and $82 for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated amortization expenses for the years subsequent to December 31, 2006 are as follows: 2007 — $665; 2008 — $365; 2009 — $365; 2010 — $179; 2011 — $163; subsequent years -$338.
(9) LEASES
     The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements. The Partnership also has cancelable operating lease land rentals and outside marine vessel charters.
     The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2006 are as follows: 2007 — $2,488; 2008 — $1,950; 2009 — $1,648; 2010 — $1,505; 2011 — $1,455 — subsequent years -$5,949.
     Rent expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was $8,407, $6,993 and $4,340, respectively.
(10) INVESTMENT IN UNCONSOLIDATED ENTITIES AND JOINT VENTURES
     In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Equity in earnings of CF Martin Sulphur were $222 and $912 in 2005 and 2004, respectively. Subsequent to the acquisition, CF Martin Sulphur was a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.

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
     On June 30, 2006, the Partnership, through its Prism Gas subsidiary, acquired a 20% ownership interest in a partnership for approximately $196, which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). BCP is an approximate 67 mile pipeline located in the Barnett Shale extension. The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County. BCP is operated by Panther Pipeline Ltd. who is the 42.5% interest owner. This interest is accounted for under the equity method of accounting.
     In accounting for the acquisition of the interests in Waskom, Matagorda and Fishhook, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $594 for the year ended December 31, 2006 and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $11,279 at December 31, 2006. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in 2005 or 2006.
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2004	$—	$—	$—	$—	$—

Acquisition of interests	54,100	1,700	4,200	—	60,000
Distributions in kind	(1,115)	—	—	—	(1,115)
Cash contributions	322	—	—	—	322
Cash distributions	(495)	—	(202)	—	(697)
Equity in earnings:
Equity in earnings from operations	1,275	23	71	—	1,369
Amortization of excess investment	—	—	—	—	—

Investment in unconsolidated entities, December 31, 2005	54,087	1,723	4,069	—	59,879

Acquisition of interests	—	—	—	196	196
Distributions in kind	(8,311)	—	—	—	(8,311)
Cash contributions	11,238	—	—	76	11,314
Cash distributions	(150)	(214)	(610)	—	(974)
Equity in earnings:
Equity in earnings from operations	8,623	224	356	(62)	9,141
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Select financial information for significant unconsolidated equity method investees is as follows:

	Total	Long-	Partner’s		Net Income
	Assets	Term Debt	Capital	Revenues	(Loss)
2006

Waskom	$53,260	$—	$45,450	$65,600	$17,246

2005

Waskom (November 10 – December 31)	$28,369	$—	$22,650	$9,165	$2,559
CF Martin (January 1 – July 15)	—	—	—	33,900	(120)

	$28,369	$—	$22,650	$43,065	$2,439

2004

CF Martin	$48,921	$10,179	$26,769	$64,719	$783

As of December 31, 2006, the Partnership's interest in cash of the unconsolidated equity method investees is $767.
(11) LONG-TERM DEBT
     At December 31, 2006 and December 31, 2005, long-term debt consisted of the following:

	December 31,	December 31,
	2006	2005
*$120,000 Revolving loan facility at variable interest rate (7.04%* weighted average at December 31, 2006), due November 2010 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in its operating subsidiaries	$44,000	$62,200

**$130,000 Term loan facility at variable interest rate (7.34%* at December 31, 2006), due November 2010, secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in its operating subsidiaries	130,000	130,000

***United States Government Guaranteed Ship Financing Bonds	—	9,104
Other secured debt maturing in 2008, 7.25%	95	—

Total long-term debt	174,095	201,304
Less current installments	74	9,104

Long-term debt, net of current installments	$174,021	$192,200

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin is based on a debt leverage ratio requirement which changes quarterly. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings through December 31, 2006 was 2.00%. Effective January 1, 2007, the applicable margin for existing borrowings increased to 2.5%. Effective April 1, 2007, the applicable margin for existing borrowings will decrease to 2.0%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

*	Effective December 13, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.

*	Effective December 13, 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap, which matures in March, 2010, is not accounted for as a cash flow hedge.

**	Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010.

***	The Partnership’s credit facility required it to redeem the U.S. Government Guaranteed Ship Financing Bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility.
     On August 18, 2006, the Partnership purchased certain terminalling asphalt assets in Houston, Texas from Gulf States Asphalt Company LP and assumed associated long term debt of $113 with a fixed interest rate of 7.25%.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2006, the Partnership had $44,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of December 31, 2006, the Partnership had $75,900 available under the revolving credit facility.
     On July 14, 2005, the Partnership issued a $120 irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. As a result of the Partnership’s leverage ratio test, effective January 1, 2007, the applicable margin for existing borrowings will increase to 2.50%. Effective April 1, 2007, the applicable margin for existing borrowings will decrease to 2.00%. The Partnership incurs a commitment fee on the unused portions of the credit facility.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the years ended December 31, 2006 and 2005.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. This ratio was below 3.00 for all periods in 2006 and no prepayments were required under the term loan in 2006. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $130,000 to a high of $197,700. As of December 31, 2006, the Partnership had $75,900 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
     The Partnership paid cash interest in the amount of $12,426, $5,278 and $2,018 for the years ended December 31, 2006, 2005, 2004 respectively. Capitalized interest related primarily to the construction of the sulfur priller in Beaumont, Texas and the sulfuric acid plant in Plainview, Texas for the years ended December 31, 2006, 2005, 2004 was $1,546, $237 and $0, respectively.
(12) INTEREST RATE CASH FLOW HEDGES
     In April, 2006, the Partnership entered into a cash flow hedge agreement with a notional amount of $75,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate term loan credit facility. This interest rate swap matures in November 2010. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 5.25% and receive a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     In December 2006, the Partnership entered into a cash flow hedge agreement with a notional amount of $40,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving credit facility. This interest rate swap matures in December 2009. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 4.82% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
     In December 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006, therefore; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at December 31, 2006 with an offset to current operations.
     During the year ended December 31, 2006, the Partnership recognized increases in interest expense of less than $100 related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of the interest rate swaps agreement was a liability of approximately $83 at December 31, 2006.
     The fair value of derivative assets and liabilities are as follows:

December 31,
2006
Fair value of derivative assets — current	$377
Fair value of derivative assets — long-term	112
Fair value of derivative liabilities — long term	(572)

Net fair value of derivatives	$(83)

(13) RELATED PARTY TRANSACTIONS
     Included in the consolidated financial statements are various related party transactions and balances primarily with 1) Martin Resource Management and affiliates, 2) CF Martin Sulphur (through July 15, 2005) and 3) Waskom since November 10, 2005.
     Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
     The impact of these related party transactions is reflected in the consolidated financial statement as follows:

	2006	2005	2004
Revenues:
Terminalling and storage	$8,926	$8,938	$5,739
Marine transportation	15,319	11,606	14,326
Product sales:
Natural gas services	1,303	44	345
Sulfur	—	—	—
Fertilizer	24	229	1,654
Terminalling and storage	59	5	124

	1,386	278	2,123

	$25,631	$20,822	$22,188

Costs and expenses:
Cost of products sold:
Natural gas services	$52,030	$15,827	$7,101

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	2006	2005	2004
Sulfur	5,253	2,110	—
Fertilizer	6,660	7,733	6,378
Terminalling and storage	1	31	—

	$63,944	$25,701	$13,479

Expenses:
Operating expenses
Marine Transportation	$20,051	$15,746	$11,733
Natural gas services	1,560	1,236	917
Sulfur	800	263	—
Fertilizer	128	32	—
Terminalling and storage	3,931	3,485	$2,825

	$26,470	$20,762	$15,475

Selling, general and administrative:
Marine Transportation	$—	$—	$—
Natural gas services	773	833	748
Sulfur	494	212	—
Fertilizer	1,220	1,232	1,104
Terminalling and storage	74	76	76
Indirect overhead allocation, net of reimbursement	1,305	1,120	736

	$3,866	$3,473	$2,664

     The Partnership is a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires the Partnership to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on the Partnership’s behalf or in connection with the operation of the Partnership’s business. The Partnership reimbursed Martin Resource Management direct costs and expenses of $49,093, $42,068, and $31,386 for the years ended December 31, 2006, 2005, and 2004, respectively. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2,000 for the twelve month period ending October 31, 2004. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of the Partnership’s operations and acquisitions. The Partnership reimbursed Martin Resource Management indirect cost and expenses of $1,493, $1,348, and $1,058 for the years ended December 31, 2006, 2005, and 2004, respectively. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations.
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
(15) COMMODITY CASH FLOW HEDGES
     The Partnership is exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, the Partnership has not engaged in commodity contract trading or hedging activities.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
     The Partnership uses derivatives to manage the risk of commodity price fluctuations. Additionally, the Partnership manages interest rate exposure by targeting a ratio of fixed and floating interest rates it deems prudent and using hedges to attain that ratio.
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2006, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     The components of gain/loss on derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated Statements of Operations and for the year ended December 31, 2006 they are as follows:

	December 31,
	2006	2005
Change in fair value of derivatives that do not qualify for hedge accounting	$1,117	$512
Ineffective portion of derivatives qualifying for hedge accounting	(2)	—

Change in fair value of derivatives in the Consolidated Statement of Operations	$1,115	$512

     The fair value of derivative assets and liabilities are as follows:

	December 31,
	2006	2005
Fair value of derivative assets — current	$882	$523
Fair value of derivative assets — long term	221	—
Fair value of derivative liabilities — current	—	(88)
Fair value of derivative liabilities — long term	(74)	—

Net fair value of derivatives	$1,029	$435

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2006 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of December 31, 2006, the remaining term of the contracts extend no later than December 2009, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended December 31, 2006, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of December 31, 2006.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

December 31, 2006
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives::

Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	January 2007 to December 2007	103

Natural Gas swap and Natural Gas basis swap	20,000 MMBTU	Combined fixed price of $8.54 settled against IF Centerpoint Energy Gas Transmission Co.	January 2007 to December 2007	556

Total swaps not designated as cash flow hedges				$659

Cash Flow Hedges:

Ethane Swap	8,000 BBL	Fixed price of $28.04 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2007 to December 2007	223

Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(74)

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against IF Houston Ship Channel first of the month	January 2008 to December 2008	155

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	66

Total swaps designated as cash flow hedges				$370

Total net fair value of derivatives				$1,029

     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, and has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has incurred no losses associated with the counterparty non-performance on derivative contracts.
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
     Based on estimated volumes, as of December 31, 2006, Prism Gas had hedged approximately 60%, 45%, and 14% of its commodity risk by volume for 2007, 2008, and 2009, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
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
Impact of Cash Flow Hedges
Crude Oil
     For the years ended December 31, 2006 and 2005, net gains and losses on swap hedge contracts increased crude revenue by $76 and decreased crude revenue by $38, respectively. As of December 31, 2006 an unrealized derivative fair value loss of $8, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). A fair value loss of $74 is expected to be reclassified into earnings in 2008. A fair value gain of $66 is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
     For the years ended December 31, 2006 and 2005, net gains on swap hedge contracts increased gas revenue by $1,097 and $369, respectively. As of December 31, 2006, an unrealized derivative fair value gain of $155 related to cash flow hedges of natural gas price risk was recorded in other comprehensive income. This fair value gain is expected to be reclassified to earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas Liquids
     For the years ended December 31, 2006 and 2005, net gains and losses on swap hedge contracts decreased and increased liquids revenue by $58 and $181, respectively. As of December 31, 2006, an unrealized derivative fair value gain of $223 related to cash flow hedges of ethane price risk was recorded in other comprehensive income (loss). This fair value gain is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
(16) PARTNERS’ CAPITAL
     As of December 31, 2006, partners’ capital consists of 10,603,808 common limited partner units, representing a 79.0% limited partnership interest, 2,552,018 subordinated limited partner units, representing a 19.0% partnership interest and a 2% general partner interest. Martin Resource Management and its subsidiaries, in the aggregate, owned an approximate 38.6% limited partnership interest consisting of 2,632,799 common limited partner units and 2,552,018 subordinated limited partner units and a 2% general partner interest.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts
Distributions of Available Cash
     The Partnership distributes all of its Available Cash (as defined in the Partnership Agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less the amount of cash reserves its general partner determines in its reasonable discretion is necessary or appropriate to: (i) provide for the proper conduct of the Partnership’s business; (ii) comply with applicable law, any debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters, plus all cash on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.
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
     As a result of achieving the defined financial test, 850,672 subordinated units representing 20% of the total originally issued subordinated units were converted into common units on both November 10, 2006 and 2005. A total of 1,701,244 subordinated units representing 40% of the total originally issued subordinated units have been converted into common units as of December 31, 2006. When the subordination period ends, any remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.
(17) GAIN ON INVOLUNTARY CONVERSION OF ASSETS
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
     The most significant damage to the Partnership’s assets was sustained at the Cameron East location. Property damage also occurred at the Partnership’s Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind locations. Based on an analysis of the damage as performed by the Partnership and its

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
insurance underwriters, the Partnership had estimated its non-cash impairment charge as $1,200 for all the locations which is equal to the net-book value of the damaged assets. A receivable was established for the expected insurance recovery equal to the impairment charge.
     The Partnership recognized a $700 estimated loss during the last half of 2005, which approximates the Partnership’s hurricane deductibles under its applicable insurance policies, incurred as a result of Hurricanes Katrina and Rita. The loss is included in “operating expenses” in the consolidated statement of operations for the year ended December 31, 2005.
     Insurance proceeds received as a result of the aforementioned claims exceeded net book value of the Partnership’s assets determined to be impaired. During 2006, the Partnership received insurance proceeds of $4,812 for this involuntary conversion of assets, which resulted in a gain of $3,125 which is reported in other operating income.
(18) COMMITMENTS AND CONTINGENCIES
     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
(19) BUSINESS SEGMENTS
     The Partnership has five reportable segments: terminalling and storage, natural gas services, marine transportation, sulfur which was added in 2005, and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 of the notes to consolidated financial statements. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures
Year ended December 31, 2006:
Terminalling and storage	$36,606	$(389)	$36,217	$4,700	$12,504	$13,371
Natural gas services	389,735	—	389,735	1,667	4,239	5,552
Marine transportation	50,174	(2,339)	47,835	6,609	6,411	18,840
Sulfur	62,467	(1,196)	61,271	2,997	4,864	12,582
Fertilizer	41,842	(516)	41,326	1,624	1,844	16,007

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

			Operating
			Revenues	Depreciation	Operating
	Operating	Intersegment	After	and	Income	Capital
	Revenues	Eliminations	Eliminations	Amortization	(Loss)	Expenditures
Indirect selling, general, and administrative	—	—	—	—	(3,253)	—

Total	$580,824	$(4,440)	$576,384	$17,597	$26,609	$66,352

Year ended December 31, 2005
Terminalling and storage	$32,962	$(64)	$32,898	$4,376	$9,314	$4,708
Natural gas services	301,676	—	301,676	356	6,003	1,669
Marine transportation	37,724	(2,273)	35,451	4,942	2,384	6,020
Sulfur	37,472	(688)	36,784	1,790	2,937	9,514
Fertilizer	31,838	(204)	31,634	1,178	1,785	2,903
Indirect selling, general, and administrative	—	—	—	—	(3,463)	—

Total	$441,672	$(3,229)	$438,443	$12,642	$18,960	$24,814

Year ended December 31, 2004:
Terminalling and storage	$26,283	$(126)	$26,157	$3,740	$6,749	$204
Natural gas services	203,427	—	203,427	103	3,080	11
Marine transportation	35,261	(481)	34,780	3,982	5,827	4,584
Fertilizer	29,780	—	29,780	941	1,839	383
Indirect selling, general, and administrative	—	—	—	—	(2,766)	—

Total	$294,751	$(607)	$294,144	$8,766	$14,729	$5,182

          The following table reconciles operating income to net income:

	2006	2005	2004
Operating income	$26,609	$18,960	$14,729
Equity in earnings of unconsolidated entities	8,547	1,591	912
Interest expense	(12,466)	(6,909)	(3,326)
Debt prepayment premium	(1,160)	—	—
Other, net	713	238	11

Income before income taxes	$22,243	$13,880	$12,326

     Revenues from one customer in the Natural gas services segment were $60,870, $45,396 and $34,594 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Total assets by segment are as follows:

	2006	2005
Total assets:
Terminalling and storage	$89,354	$68,429
Natural gas services	184,464	180,464
Marine transportation	77,668	54,772
Sulfur	62,210	55,367
Fertilizer	43,765	30,012

Total assets	$457,461	$389,044

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     Investments in unconsolidated entities totaled $70,651 and $59,879 at December 31, 2006 and 2005, respectively, and are included in the natural gas services segment.
(20) QUARTERLY FINANCIAL INFORMATION
CONSOLIDATED QUARTERLY INCOME -STATEMENT INFORMATION

	(Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2006
Revenues	$146,822	$133,052	$147,505	$149,005
Operating Income	5,884	5,874	4,720	10,131	(1)
Equity in earnings of unconsolidated entities	2,412	2,310	2,720	1,105	(2)
Net income	4,287	5,248	4,329	8,378	(1)
Net income per limited partner unit	$0.33	$0.40	$0.32	$0.63

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2005
Revenues	$96,140	$84,896	$112,780	$144,627	(3)
Operating Income	4,495	3,877	6,433	4,155
Equity in earnings of unconsolidated entities	75	120	27	1,369	(4)
Net income	3,531	2,943	4,846	2,560
Net income per limited partner unit	$0.41	$0.34	$0.56	$0.28

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except unit amounts)
2004
Revenues	$69,068	$61,253	$72,190	$91,633
Operating Income	3,804	2,799	3,073	5,053
Equity in earnings(loss) of unconsolidated entities	529	362	(359)	380
Net income	3,638	2,422	1,862	4,404
Net income per limited partner unit	$0.45	$0.28	$0.22	$0.51

(1)	Includes recognition of gain on involuntary conversion of assets of $2,272.

(2)	Decrease in equity in earnings of unconsolidated entities due a shut down of the Waskom plant in the fourth quarter..

(3)	Includes Prism Gas revenues of $17,459 since acquisition date on November 10, 2005.

(4)	Represents $1,369 in equity in earnings of unconsolidated entities and joint ventures of Prism Gas since its acquisition on November 10, 2005.

Item9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in internal controls. There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Name	Age	Position with the General Partner
Ruben S. Martin	55	President, Chief Executive Officer and Director
Robert D. Bondurant	48	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	59	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	59	Executive Vice President, Chief Administrative Officer and Controller
Scott D. Martin	41	Executive Vice President and Director
Chris Booth	37	Vice President, General Counsel and Secretary
John P. Gaylord	46	Director
C. Scott Massey	54	Director
Howard Hackney	67	Director
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
     Scott D. Martin serves as Executive Vice President and as a member of the Board of Directors of our general partner. Mr. Martin has served as a director of our general partner since June 2002. He was appointed as Executive Vice President of our general partner in February 2006. Mr. Martin has served as a Director of Martin Resource Management since 1990. He has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1980. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he is a member of the Walton Business School advisory board.
     Chris Booth serves as Vice-President, General Counsel and Secretary of our general partner. Mr. Booth has served in the capacities of Vice President and General Counsel since February 2006 and in the capacity of Secretary since November 2006. Mr. Booth joined Martin Resource Management in October 2005. Prior to joining Martin Resource Management, Mr. Booth was an attorney with the law firm of Mehaffy Weber located in Beaumont, Texas. Mr. Booth holds a doctor of jurisprudence degree and a masters of business administration degree from the University of Houston. Additionally, Mr. Booth holds a bachelor of science degree in business management from LeTourneau University. Mr. Booth is an attorney licensed to practice in the State of Texas.
     John P. Gaylord serves as a member of the Board of Directors of our general partner. Mr. Gaylord has served as a Director since June 2002. Mr. Gaylord has served as the President of Jacintoport Terminal Company since 1992. He originally joined Jacintoport Terminal Company when it was founded in 1989 as Vice President of Finance. Jacintoport Terminal Company is the general partner of Chartco Terminal L.P. which has terminalling and storage operations in Houston, Texas. Mr. Gaylord holds a bachelor of arts degree from Texas Christian University and a master of business administration degree from Southern Methodist University.
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
     Howard Hackney serves as a member of the Board of Directors of our general partner. Mr. Hackney has served as a Director since May 2005. Mr. Hackney currently serves as a director of Texas Bank and Trust of Longview, Texas and Federal Home Loan Bank of Dallas, Texas, where he is the Chairman of the Audit Committee and a member of the Executive and Risk Management Committees. Mr. Hackney is also currently an adjunct faculty member at the LeTourneau University Business School in finance and management. His past experience includes service as the President of Texas Bank and Trust of Longview, Texas, President of Bank One of Longview, Texas, President and a director of Merchant and Planters National Bank of Sherman, Texas and Executive Vice President and a director of Capital National Bank of Houston, Texas. Mr. Hackney received a BBA and MBA from Southern Methodist University.
Independence of Directors
     Messrs. Gaylord, Massey and Hackney qualify as “independent” in accordance with the published listing requirements of NASDAQ and applicable securities laws. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Meetings and Committees
     From January 1, 2006 to December 31, 2006, the Board of Directors of our general partner held 17 meetings. All five directors then in office attended each of these meetings, either in person or by teleconference, with the exception of two meetings whereby one director was absent. Additionally, the Board of Directors undertook action five times during 2006 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2006 to December 31, 2006, and a brief description of the functions performed by each committee are set forth below:
     Conflicts Committee (5 meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Hackney. All of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
     Audit Committee (7 meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Hackney. All of the members, attended all meetings of the audit committee for the period noted above, with the exception of two meetings whereby one member was absent. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.
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
Compensation Committee Interlocks and Insider Participation
     The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2006. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2006 except as follows: two reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were filed late by each of Messrs. Ruben Martin, Scott Martin, Skelton, Neumeyer and Bondurant. In addition, a report on Form 3 and two subsequent reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were filed late by Messr. Booth.
Reimbursement of Expenses of our General Partner
     Our general partner does not receive a management fee or other compensation for its management of our partnership. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.
     Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses is capped. In January, 2004, the cap was increased from $1.0 million to $2.0 million for the year period ending October 31, 2004 to account for the additional operations acquired in subsequent acquisitions, including the Tesoro Marine asset acquisition. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. In addition, Martin Resource Management and us can agree, subject to the approval of the conflicts committee of our general partner, to adjust the amount for expansions in our operations and acquisitions. To date, we have not increased this amount.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for certain indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to the approval of the Conflicts Committee of our general partner, to adjust the amount for expansions of our operations and acquisitions. As of March 5, 2007, we have not increased this cap. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.
     The compensation policies and philosophy of Martin Resource Management govern the types and amount of compensation granted each of the named executive officers of our general partner listed in the summary compensation table set forth below (the “Named Executive Officers”). The board of directors and the compensation committee of our general partner do not have responsibility for approving the elements of compensation presented in the tables which follow this discussion. The board of directors and Conflicts Committee of our general partner do have responsibility for evaluating and determining the reasonableness of the total amount we are charged for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management under the omnibus agreement.
     Our allocation for the costs incurred by Martin Resource Management in providing compensation and benefits to its employees who serve as the Named Executive Officers is governed by the omnibus agreement. In general, this allocation is based upon estimates of the relative amounts of time that these employees devote to the business and affairs of our general partner and to the business and affairs of Martin Resource Management. We bear substantially less than a majority of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers.
     Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management. Ruben S. Martin, the Chief Executive Officer of our general partner, controls Martin Resource Management and has ultimate decision-making authority with respect to compensation of the Named Executive Officers. The following elements of compensation, and Martin Resource Management’s decisions with respect to determinations on payments, will not be subject to approvals by our general partner’s board of directors or its Compensation Committee. Awards under our long-term incentive plan, which to date have consisted only of the grant of restricted common units to the independent directors of our general partner, are approved by the Compensation Committee. Martin Resource Management does not have a separate compensation committee.
     The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of Martin Resource Management and its affiliates, including us. During 2006, Martin Resource Management did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.
     During 2006, elements of compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following:
•	Annual base salary;

•	Discretionary annual cash awards;

•	Awards pursuant to Martin Resource Management employee benefit plans; and

•	Other compensation, including limited perquisites.
     With respect to compensation objectives and decisions regarding the Named Executive Officers during 2006, Martin Resource Management takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Martin Resource Management did not consult with any compensation consultants with respect to determining 2006 compensation for any of our named executive officers.
     The compensation paid by Martin Resource Management to the Named Executive Officers is intended to yield competitive total cash compensation and drive performance in support of our business strategies, as well as the performance of Martin Resource Management and other Martin Resource Management affiliates for which the Named Executive Officers perform services.
     The 2006 equity-based awards under our long-term incentive plan that were given to our independent directors were determined by the Compensation Committee. Any equity-based awards under Martin Resource Management employee benefit plans given to the Named Executive Officers are determined by Mr. Martin.
Martin Midstream Partners L.P. Long-Term Incentive Plan
     Our general partner has adopted the Martin Midstream Partners L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The long-term incentive plan was amended in January 2006 to clarify the Partnership’s ability to grant restricted common units under the long-term incentive plan and to remove provisions relating to grants of distribution equivalent rights and phantom units. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date. There have been no other awards granted pursuant to the long-term incentive plan.
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
     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 5, 2007, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.
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
Martin Resource Management Employee Benefit Plans
     Martin Resource Management has employee benefit plans for its employees who perform services for us. The following summary of these plans is not complete but outlines the material provisions of these plans.
     Martin Resource Management Purchase Plan for Units of Martin Midstream Partners L.P. Martin Resource Management maintains a purchase plan for our Units to provide employees of Martin Resource Management and its affiliates who perform services for us the opportunity to acquire an equity interest in the us through the purchase of our common units. Each individual employed by Martin Resource Management or an affiliate of Martin Resource Management that provides services to us is eligible to participate in the purchase plan. Enrollment in the purchase plan by an eligible employee will constitute a grant by Martin Resource Management to the employee of the right to purchase common units under the purchase plan. The right to purchase common units granted by the Company under the purchase plan is for the term of a purchase period.

     During each purchase period, each participating employee may elect to make contributions to his bookkeeping account each pay period in an amount not less than one percent of his compensation and not more than ten percent of his compensation. The rate of contribution shall be designated by the employee at the time of enrollment. On each purchase date (the last day of such purchase period), Units will be purchased for each participating employee at the fair market value of such Units. The fair market value of the Units to be purchased during such purchase period shall mean the closing sales price of a Unit on the purchase date.
     Martin Resource Management Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. This employee stock ownership plan is referred to as the “ESOP.” Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment. Any forfeitures of non-vested accounts are allocated to the accounts of employed participants. Except for rollover contributions, participants are not permitted to make contributions to the ESOP.
     Martin Resource Management Profit Sharing Plan. Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the “401(k) Plan.” Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan equal to 100% of the first 3% of eligible compensation, and 50% of the next 2% of eligible compensation. Martin Resource Management may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions immediately and become vested in the discretionary contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.
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
Other Compensation
          Martin Resource Management generally does not pay for perquisites for any of our named executive officers, other than general recreational activities at certain Martin Resource Management’s properties located in Texas, car allowances, and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE
     The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the period from January 1, 2006 to December 31, 2006.

Name and
Principal Position	Year	Salary ($)	Total Compensation
Ruben S. Martin
President and Chief Executive Officer	2006	$137,718	$137,718

Robert D. Bondurant
Executive Vice President and Chief Financial Officer	2006	$105.565	$105,565

Donarld R. Neumeyer
Executive Vice President and Chief Operating Officer	2006	$108,065	$108,065

Wesley M. Skelton
Executive Vice President, Controller and Chief Administrative Officer	2006	$117,780	$117,780

Scott D. Martin
Executive Vice President	2006	$98,585	$98,585
     Director Compensation
     As a partnership, we are managed by our general partner. The board of directors of our general partner perform for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Martin Resource Management employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.

	Fees Earned Paid in	Stock
Name	Cash ($)	Awards ($)(1)	Total ($)
Ruben S. Martin	N/A	N/A	N/A

Scott D. Martin	N/A	N/A	N/A

John P. Gaylord	$35,000	$30,100	$65,100

C. Scott Massey	$35,000	$30,100	$65,100

Howard Hackney	$35,000	$30,100	$65,100

(1)	On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, January 24, 2006, by the number of restricted common units granted to each director.
COMPENSATION REPORT OF THE COMPENSATION COMMITTEE
          The Compensation Committee of the general partner of Martin Midstream Partners L.P. has reviewed and discussed the Compensation Discussion and Analysis section of this report with management of the general partner of Martin Midstream Partners L.P. and, based on that review and discussions, has recommended that the Compensation Discussion and Analysis be included in this report.

/s/ Howard Hackney Howard Hackney, Committee Chair

/s/ John P. Gaylord John P. Gaylord

/s/ C. Scott Massey C. Scott Massey
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth, the beneficial ownership of our units as of March 5, 2007 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage		Percentage of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units to be	Units to be	Units to be	Units to be	Units to be
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned	Owned	Owned(2)
Martin Resource Management Corporation(3)	2,632,799	24.8%	2,552,018	100%	39.4%
Martin Product Sales LLC	1,548,973	14.6%	926,279	36.3%	18.8%
Midstream Fuel Service LLC	248,258	2.3%	372,386	14.6%	4.7%
Martin Resource LLC	835,568	7.9%	1,253,353	49.1%	15.9%
Ruben S. Martin(4)	2,659,378	25.1%	2,552,018	100%	39.6%
Scott D. Martin(5)	2,644,899	24.9%	2,552,018	100%	39.5%
Donald R. Neumeyer	3,556	—	—	—	—
Wesley M. Skelton	1,774	—	—	—	—
Robert D. Bondurant	3,678	—	—	—	—
Chris Booth	188	—	—	—	—
John P. Gaylord(6)	11,000	—	—	—	—
C. Scott Massey(6)(7)	3,750	—	—	—	—
Howard Hackney(6)	1,000	—	—	—	—
Kayne Anderson Capital Advisors, L.P.(8)	688,357	6.49%	—	—	5.23%
All directors and executive officers as a group (8 persons)(9)	2,696,424	25.4%	2,552,018	100%	39.9%

(1)	The address Martin Resource Management Corporation and all of the individuals listed in this table is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Martin Resource Management Corporation is the owner of Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC, and as such may be deemed to beneficially own the common and subordinated units held by such entities.

(4)	Includes 2,632,799 common units and 2,552,018 subordinated units beneficially owned by Martin Resource Management through its ownership Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC. Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 61.7% of the voting power thereof and serves as its Chairman of the Board and President. As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(5)	Includes 2,632,799 common units and 2,552,018 subordinated units beneficially owned by Martin Resource Management through its ownership Martin Product Sales LLC, Marine Fuel Service LLC and Martin Resource LLC. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 61.7% of the voting power thereof and serves on its Board of Directors. As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management.

(6)	On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

(7)	Mr. Massey may be deemed to be the beneficial owner of 250 common units held by his wife.

(8)	Based on a Schedule 13G (Amendment No. 2), dated February 2, 2007 filed by Kayne Anderson Capital Advisors, L.P. with the United States Securities and Exchange Commission. The filing is made jointly with Richard A. Kayne. The filers report that they have shared voting power with respect to the 688,357 common units.

(9)	The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management as both Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owners thereof.
          Martin Resource Management owns our general partner and, together with our general partner, owns approximately 39.4% of our outstanding limited partner units. The table below sets forth information as March 5, 2007 concerning (i) the beneficial ownership of the redeemable preferred stock of Martin Resource Management, (ii) each person owning in excess of 5% of common stock of Martin Resource Management, and (iii) the common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Outstanding
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones (2)	1,278	15.3%
Martin Resource Management Corporation Employee Stock Ownership Trust (3)	638	7.6%
RSM, III Investments, Ltd.(4)	2,267	27.2%
Ruben S. Martin III Dynasty Trust (5)	635	7.6%
SKM Partnership, Ltd .(6)	2,560	30.7%
Ruben S. Martin (2) (3) (4) (5) (7)	5,152	61.7%
Scott D. Martin (2) (3) (6) (7)	5,150	61.7%
Donald R. Neumeyer (8)	56	*
Wesley M. Skelton (3) (8)	696	8.3%
Robert D. Bondurant(8)	130	1.6%
Executive officers and directors as a group (5 individuals)	8,600	100.0%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Ruben S. Martin and Scott D. Martin are the co-trustees of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 638 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 638 shares.

(4)	Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,267 shares owned by such entity.

(5)	Ruben S. Martin is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust. As a result, he may be deemed to be the beneficial owner of the securities held by the trust; thus, the number of shares of common stock reported herein as beneficially owned by Ruben S. Martin includes the 635 shares owned by such trust. These 635 shares have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of preferred stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(7)	Ruben S. Martin beneficially owns securities in Martin Resource Management representing approximately 61.7% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management representing approximately 61.7% of the voting power thereof and serves on its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc., thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 40 shares owned by Martin Transport, Inc.

(8)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 66, 58 and 130 shares, respectively, by virtue of options issued under Martin Resource Management’s nonqualified stock option plan.
Item 13. Certain Relationships and Related Transactions
          Martin Resource Management owns 2,552,018 subordinated units representing approximately 19.4% of our outstanding limited partnership units. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and the incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 39.4% of our outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us.
•     4,253,362 subordinated units; (A total 1.701,344 of the original subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership. (850,672 subordinated units were converted on November 14, 2005 and, 850,672 subordinated units were converted on November 14, 2006).

• 2% general partner interest; and
• the incentive distribution rights.

Operational Stage
Distributions of available cash to our general partner.	We will generally make cash distributions 98% to our unitholders, including Martin Resource Management as holder of all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level as a result of its incentive distribution rights.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $1.2 million on its 2.0% general partner interest and Martin Resource Management would receive an aggregate annual distribution of approximately $6.3 million on its subordinated units.

Payments to our general partner and its affiliates.	Martin Resource Management is entitled to reimbursement for all direct and indirect expenses it or our general partner incurs on our behalf, including general and administrative expenses. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner.	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation.	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

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
          Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of
•	providing terminalling and storage services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products

•	distributing NGLs; and

•	manufacturing and selling fertilizer products and other sulfur-related products.
This restriction does not apply to:
•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating a small lube oil processing business in Smackover, Arkansas,

•	operating an underground NGL storage facility in Arcadia, Louisiana, and

•	operating, solely for our account, a NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and

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
          Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. As of March 5, 2007, we have not increased this cap. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control our general partner.
          Related Party Transactions. The omnibus agreement prohibits us from entering into any material agreement with Martin Resource Management without the prior approval of the conflicts committee of our general partner’s board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between us and Martin Resource Management that requires aggregate annual payments in excess of then-

applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read “— Services” above.
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
Motor Carrier Agreement
          We are a party to a motor carrier agreement effective January 1, 2006 with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. This agreement replaced a prior agreement between us and Martin Transport, Inc. for land transportation services. Under the agreement, Martin Transport agreed to ship our NGL shipments as well as other liquid products.
          Term and Pricing. This agreement was amended in November 2006 and January 2007 to add additional point-to-point rates and to lower certain fuel and insurance surcharges being charged to us. The agreement has an initial term that expired in December 2006 but which automatically renewed through December 2007. This agreement will continue to automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport transports our NGL shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
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
          Marine Transportation Agreement. We are a party to a marine transportation agreement effective January 1, 2006 under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement between us and Martin Resource Management covering marine transportation services which expired November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates.
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
          Marine Fuel. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at a set margin of $.035 above its cost on a spot-contract basis. This agreement had an initial term that expired in October 2005 and automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Effective January 1, 2006 a new agreement was entered into under which Martin Resource Management provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.
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
          Throughput Agreement. We are a party to an agreement under which Martin Resource Management agreed to provide us with sole access to and use of a NGL truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee is adjusted annually based on a price index.
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

          Transportation Services Agreement. We entered into a transportation services agreement under which we provide marine transportation services to Martin Resource Management. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30 days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The hourly rate we charge under this agreement is adjusted annually based upon mutual agreement of the parties or in accordance with a price index. This agreement was not renewed and the marine transportation services previously provided under this agreement are now being provided to Martin Resource Management under the terms of the Marine Transportation Agreement executed with us effective January 1, 2006.
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
          Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. This agreement was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to- month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement is adjusted annually based on a price index.
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
          Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each January 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement is adjusted annually based on a price index.
          Cross Terminalling Agreement — under which we provide terminalling services to Cross Oil Refining & Marketing, Inc., an affiliate of Martin Resource Management, through October 27, 2008. The per gallon throughput fee we charge under this agreement is adjusted during each year of the agreement.
          Miscellaneous Agreements — From time to time we enter into agreements with Martin Resource Management for the provision of other services or the purchase of other goods. In 2006, we entered into two leases whereby we lease existing underground storage wells from Martin Underground Storage, Inc., a subsidiary of Martin Resource Management. In addition to these two leases, in 2006, we also entered in three additional terminalling agreements with Martin Resource Management relating to our recently acquired asphalt terminals and the Corpus Christi barge terminal for the use of specific tankage or facilities owned by us. Each of these terminalling agreements are based on a through-put arrangement with a minimum monthly or annual amount.
Other Related Party Transactions
          Issuance of Common Units. In December 2006, we issued 470,484 common units to Martin Product Sales LLC, an affiliate of Martin Resource Management, for approximately $15.3 million, including a capital contribution of approximately $0.3 million made by our general partner in order to maintain its 2% general partner interest in us. These funds were used to pay down our revolving line of credit.

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
          Miscellaneous. Certain of directors, officers and employees of our general partner and Martin Resource Management maintain margin accounts with broker-dealers with respect to our common units held by such persons. Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business
          Waskom Agreements. Prism Gas is a party to a product purchase agreement and a gas processing agreement with Waskom whereby Prism Gas purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $43.8 million for the year ended December 31, 2006. In addition, Prism Gas provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
Approval and Review of Related Party Transactions
          If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner’s board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Item 14. Principal Accounting Fees and Services
KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2006 and 2005. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2006		2005
Audit fees	$728,200	(1)	$747,500	(2)
Audit related fees	16,500	(3)	37,000	(3)

Audit and audit related fees	744,700		784,500

Tax fees	189,000	(4)	138,000	(4)
All other fees	—		—

Total fees	$933,700		$922,500

(1)	2006 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC and the review of registration statements and issuing related consents.

(2)	2005 audit fees includes fees for the annual integrated audit, issuance of the comfort letter related to the January 2006 equity offering and reviews of acquiree financial statements as of September 30, 2005 related to the issuance of the comfort letter.

(3)	Audit related fees include fees for accounting consultations on various transactions occurring in 2006 and 2005.

(4)	Tax fees are for services related to review of our partnership K-1’s returns, and research and consultations on other tax related matters.
          Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2006 and December 31, 2005 were approved in advance by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Capital/Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

(2)	Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2006, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)	Exhibits

Reference is made to the Index to Exhibits beginning on page 129 for a list of all exhibits filed as part of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
It’s General Partner

Date: March 5, 2007		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2007.

Signature	Title

/s/ Ruben S. Martin Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)

/s/ Robert D. Bondurant Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)

/s/ Wesley M. Skelton Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)

/s/ Scott D. Martin Scott D. Martin	Director of Martin Midstream GP LLC

/s/ John P. Gaylord John P. Gaylord	Director of Martin Midstream GP LLC

/s/ C. Scott Massey C. Scott Massey	Director of Martin Midstream GP LLC

/s/ Howard Hackney Howard Hackney	Director of Martin Midstream GP LLC

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 11, 2004, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference).

10.3	Second Amended and Restated Credit Agreement, dated November 10, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 14, 2005, and incorporated herein by reference).

10.4	Omnibus Agreement dated November 1, 2002, by and among Martin Resource Management, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.5	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and Martin Resource Management (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Name
10.9	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Marine Fuel Agreement dated November 1, 2002, by and between MFSLLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12†	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13†	Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.14†	Form of Restricted Common Unit Award Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.15	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.16	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.17	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.18	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.19	Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.20	Purchase Agreement by and among the Operating Partnership, Prism Gas Systems I, L.P., Natural Gas Partners V, L.P., Robert E. Dunn, William J. Diehnelt, Gene A. Adams, Philip D. Gettig, Sharon C. Taylor and Scott A. Southard, dated September 6, 2005 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 6, 2005, and incorporated herein by reference).

10.21	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.22	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.23	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.24†	Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (Reg. No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Financial Statement Schedule
Pursuant to Item 15(a)(2)
Waskom Gas Processing Company
Financial Statements
December 31, 2006
(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm
To the Partners of
Waskom Gas Processing Company:
We have audited the accompanying balance sheet of Waskom Gas Processing Company (the “Partnership”) as of December 31, 2006 and the related statement of income, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
/s/ KPMG LLP
Shreveport, Louisiana
March 5, 2007

WASKOM GAS PROCESSING COMPANY
BALANCE SHEET
AS OF DECEMBER 31, 2006

2006
ASSETS

CURRENT ASSETS:
Cash	$324,979
Accounts receivable	326,753
Accounts receivable—partners	11,227,687
Inventories	436,419

Total current assets	12,315,838

PROPERTY AND EQUIPMENT:
Gas plant asset and gas gathering equipment	51,331,046
Other fixed assets	564,736
Accumulated depreciation and amortization	(10,952,030)

Net property and equipment	40,943,753

TOTAL	$53,259,590

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,916,140
Accounts payable—partners	1,706,545

Total current liabilities	7,622,686

LONG-TERM LIABILITIES—Asset retirement obligation	186,988

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	45,449,916

TOTAL	$53,259,590

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006

2006
OPERATING REVENUES:
Natural gas processing fees	$18,506,096
Natural gas liquid sales	47,093,925
Gain on sale of assets	500

Total operating revenues	65,600,521

OPERATING COSTS AND EXPENSES:
Cost of sales — natural gas liquids	42,505,653
Operating costs	4,355,646
Depreciation and amortization	1,493,499

Total operating costs and expenses	48,354,798

OPERATING INCOME	17,245,723

NET INCOME	$17,245,723

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENT OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2006

Total
Partners’
Capital
BALANCE—December 31, 2005	$22,649,871

Cash contributions for capital expenditures	19,980,733

Cash contributions for working capital	2,494,939

Cash distributions	(300,000)

Distributions in-kind	(16,621,349)

Net income	17,245,723

BALANCE—December 31, 2006	$45,449,916

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006

2006
OPERATING ACTIVITIES:
Net income	$17,245,723
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,493,499
Distributions in-kind to partners	(16,621,349)
Gain on sale of asset	(500)
Changes in operating assets and liabilities:
Accounts receivable	(391,548)
Accounts receivable — partners	(5,560,870)
Inventory	(412,779)
Accounts payable and accrued liabilites	805,280
Accounts payable — partners	1,275,364

Net cash provided by operating activities	22,771

INVESTING ACTIVITIES:
Additions to gas plant and gathering system assets	(20,834,411)
Proceeds from sale of an asset	500

Net cash used in investing activities	(23,023,864)

FINANCING ACTIVITIES:
Contributions from partners	22,475,672
Distrubutions to partners	(300,000)

Net cash provided by financing activities	22,175,672

NET DECREASE IN CASH	(825,421)

CASH—Beginning of year	1,150,399

CASH—End of year	$324,979

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—

Taxes paid	$—

See accompanying notes to financial statements.

1. NATURE OF BUSINESS
Waskom Gas Processing Company (the “Partnership”), a Texas general partnership, was formed on November 1, 1995 to construct and operate the Waskom Processing Plant (the “Plant”). As of December 31, 2006, the partners are CenterPoint Energy Gas Processing Company (50%) and Prism Gas Systems I, L.P. (50%). Prism Gas Systems I, L.P. serves as operator. The Partnership is engaged in the processing and marketing of natural gas and natural gas liquids (“NGL’s”), predominantly in Texas and northwest Louisiana. The Partnership owns a 150 MMcf/d cryogenic turboexpander gas plant located in Harrison County, Texas. The Plant has full NGL fractionation, treating and stabilization capabilities. Fractionation is a process used to separate the mixture of NGL’s into individual products for sale. In October 2006, construction began to expand the fractionator to 12,500 bpd, to provide additional capacity for increased trucked-in NGL volumes. This expansion was completed in late January 2007.

The natural gas supply for the Plant is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana.

The primary suppliers of natural gas to the Plant include BP American Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represented approximately 61% of the 183 MMcfd of natural gas supplied for the year ended December 31, 2006. The Partnership’s processing contracts are predominately percent-of-liquids (POL) contracts, in which the Partnership retains a portion of the NGL’s recovered as a processing fee. The Partnership also operates under percent-of-proceeds (POP) contracts in which it retains a portion of both the residue gas and the NGL’ s as payment for services. There are currently two minor contracts for processing on a keep-whole basis. The Partnership is not contractually required to process these keep-whole volumes and, therefore, only processes natural gas related to these contracts under profitable conditions.

Sales of third party gas and fractionated NGL’s are predominately to the partners and occur at the tailgate of the Plant.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounts Receivable—Accounts receivable include trade receivables, recorded at invoiced amounts.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the classes of assets, as follows:

Years
Gas gathering equipment	10
Gas plant	20
Furniture and fixtures	1
Computer equipment	3
Computer software	3
Depreciation expense for 2006 was $1,483,332. Of this total, $1,348,003 related to operating assets. Repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized.
Inventories—Substantially all inventory at December 31, 2006 represents pipe used for future projects. Such pipe was valued at acquisition cost.

Asset Retirement Obligations—Under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records as an offset to the Asset Retirement Obligation (“ARO”), an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership's asset retirement obligations include, purging, plugging and remediation costs. Accretion expense for 2006 was $10,167.

On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47, which was effective for fiscal years ending after December 15, 2005, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. No conditional asset retirement obligations associated with the Partnership’s long-lived assets have been identified.

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition—Revenues are recognized when title passes or service is performed. The Partnership’s business consists largely of the ownership and operation of physical assets. End sales from these businesses result in physical deliveries of commodities to the Partnership’s commercial, industrial and retail customers.

Income Taxes—The Partnership is a Texas general partnership and as such has no liability for income taxes, except for the Texas margin tax as described in the following paragraph. Each partner is responsible for its share of federal income tax.

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. There was no income tax expense recorded for the year ended December 31, 2006. Beginning 2007, the Partnership anticipates it will incur tax expense related to this new Texas margin tax.

Environmental Liabilities—The Partnership’s policy is to accrue for losses associated with environmental remediation obligations when such losses are probably and reasonably estimable. Accruals for estimated losses for environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts at the date of the financial statements and the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which will become effective for the Partnership on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Partnership from the adoption of SFAS No. 157 in 2008 will depend on the Partnership’s assets and liabilities at that time that are required to be measured at fair value.

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This pronouncement provides additional accounting guidance for situations involving inventory exchanges between parties, to that contained in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and SFAS 153, “Exchanges of Nonmonetary Assets.” The standard is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption did not have a material impact on the Partnership’s financial statements.

3. RELATED-PARTY TRANSACTIONS

During 2006, the Partnership engaged in certain material transactions with its partners. The Partnership believes that the terms of these transactions were comparable to those that could have been negotiated with unrelated third parties. As of December 31, 2006, the Partnership had receivables of approximately $11.2 million, and payables of approximately $1.7 million, due from and due to the partners.

Per the Partnership agreement, cash contributions are made by the partners for capital expenditures and working capital. Such contributions totaled $19,980,733 and $2,494,939 respectively, for 2006. The partnership agreement allows for cash distributions to be made to the partners of any cash available in excess of working capital requirements, generally equal to two months of historical operating expenses. Such distributions totaled $300,000 for 2006.

The Partnership purchases gas from third party producers and processes this gas based on processing contracts, which are primarily percent-of-liquids (POL) contracts. The percentage of liquids retained by the Partnership is distributed to the partners as distributions of products-in-kind based on the partners’ equity interest. Distributions of products in-kind of $16,621,349 in 2006 were made to the partners. Distributions of products in-kind are valued at prevailing market prices at the time of distribution.

In some instances, the fractionated NGL’s (less any retained portions) are returned to the third party producers, but in most cases, the third party producers enter into agreements with the partners to market their product. In such instances, the Partnership will sell the product to the partners. Such sales amounted to $43,678,571 and are included as NGL sales in the income statement.

4. COMMITMENTS AND CONTINGENCIES

The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Management believes that any future costs should not have a material adverse effect on the Partnership’s liquidity or financial position.

5. SUBSEQUENT EVENTS

On January 31, 2007, the Partnership purchased transmission lines for $800,000 located in Harrison County, Texas and Caddo Parish, Louisiana from Centerpoint Energy Gas Transmission Company. These lines were purchased to serve as an inlet at the Plant. The inlet conversion will be completed later in 2007. In January of 2007, construction on the Waskom fractionator was completed, resulting in an increased capacity of 12,500 barrels per day. In addition the processing capacity of the Plant is expected to be increased to 250 MMcfd by the end of the second quarter of 2007.