Form 10-Q
period 2007-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2007-05-07
CIK 1176334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
     The number of the registrant’s Common Units outstanding at May 7, 2007 was 10,606,808. The number of the registrant’s subordinated units outstanding at May 7, 2007 was 2,552,018.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Cash	$4,578	$3,675
Accounts and other receivables, less allowance for doubtful accounts of $242 and $394	58,676	56,712
Product exchange receivables	1,982	7,076
Inventories	26,169	33,019
Due from affiliates	1,100	1,330
Other current assets	1,317	2,041

Total current assets	93,822	103,853

Property, plant, and equipment, at cost	339,731	323,967
Accumulated depreciation	(80,860)	(76,122)

Property, plant and equipment, net	258,871	247,845

Goodwill	27,600	27,600
Investment in unconsolidated entities	73,406	70,651
Other assets, net	6,594	7,512

	$460,293	$457,461

Liabilities and Partners’ Capital

Current installments of long-term debt	$75	$74
Trade and other accounts payable	55,239	53,450
Product exchange payables	6,018	14,737
Due to affiliates	7,959	10,474
Income taxes payable	276	86
Other accrued liabilities	3,293	3,876

Total current liabilities	72,860	82,697

Long-term debt	190,001	174,021
Other long-term obligations	2,671	2,218

Total liabilities	265,532	258,936

Partners’ capital	195,750	198,403
Accumulated other comprehensive income (loss)	(989)	122

Total partners’ capital	194,761	198,525

Commitments and contingencies
	$460,293	$457,461

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Terminalling and storage	$6,951	$5,756
Marine transportation	13,884	9,312
Product sales:
Natural gas services	101,788	101,924
Sulfur	15,171	15,389
Fertilizer	14,209	12,025
Terminalling and storage	3,793	2,416

	134,961	131,754

Total revenues	155,796	146,822

Costs and expenses:
Cost of products sold:
Natural gas services	96,772	98,083
Sulfur	10,337	10,471
Fertilizer	11,464	11,000
Terminalling and storage	3,015	1,999

	121,588	121,553
Expenses:
Operating expenses	18,993	13,900
Selling, general and administrative	2,721	2,386
Depreciation and amortization	4,894	3,952

Total costs and expenses	148,196	141,791

Other operating income	—	853

Operating income	7,600	5,884

Other income (expense):
Equity in earnings of unconsolidated entities	2,050	2,412
Interest expense	(3,577)	(3,018)
Debt prepayment premium	—	(1,160)
Other, net	79	169

Total other income (expense)	(1,448)	(1,597)

Net income before taxes	6,152	4,287
Income taxes	349	—

Net income	$5,803	$4,287

General partner’s interest in net income	$275	$246
Limited partners’ interest in net income	$5,528	$4,041

Net income per limited partner unit — basic and diluted	$0.42	$0.33

Weighted average limited partner units — basic	13,152,826	12,299,009
Weighted average limited partner units — diluted	13,155,125	12,301,980
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances — January 1, 2006	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net income	—	2,984	—	1,057	246	—	4,287

Follow-on public offering	3,450,000	95,273	—	—	—	—	95,273

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	4	—	—	—	—	4

Cash distributions	—	(5,662)	—	(2,076)	(277)	—	(8,015)

Adjustment in fair value of derivatives	—	—	—	—	—	(226)	(226)

Balances — March 31, 2006	9,282,652	$192,805	3,402,690	$(6,661)	$3,022	$(226)	$188,940

Balances — January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

Net income	—	4,608	—	920	275	—	5,803

Cash distributions	—	(6,574)	—	(1,582)	(311)	—	(8,467)

Unit-based compensation	—	11	—	—	—	—	11

Adjustment in fair value of derivatives	—	—	—	—	—	(1,111)	(1,111)

Balances — March 31, 2007	10,603,808	$199,432	2,552,018	$(6,899)	$3,217	$(989)	$194,761

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$5,803	$4,287
Changes in fair values of commodity cash flow hedges	(164)	(226)
Commodity hedging losses reclassified to earnings	(432)	—
Changes in fair value of interest rate cash flow hedges	(515)	—

Comprehensive income	$4,692	$4,061

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,803	$4,287

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,894	3,952
Amortization of deferred debt issuance costs	270	249
(Gain) on involuntary conversion of property, plant and equipment	—	(853)
Equity in earnings of unconsolidated entities	(2,050)	(2,412)
Distributions from unconsolidated entities	200	160
Distributions in-kind from equity investments	1,853	1,932
Non-cash mark-to-market on derivatives	593	82
Other	11	8
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(1,964)	16,967
Product exchange receivables	5,094	(2,910)
Inventories	6,850	2,067
Due from affiliates	230	(1,739)
Other current assets	26	(128)
Trade and other accounts payable	1,789	(19,995)
Product exchange payables	(8,719)	1,658
Due to affiliates	(2,515)	2,854
Income taxes payable	190	(5,060)
Other accrued liabilities	(770)	(1,556))
Change in other non-current assets and liabilities	126	(35)

Net cash provided (used) by operating activities	11,911	(472)

Cash flows from investing activities:
Payments for property, plant and equipment	(15,764)	(19,101)
Acquisitions, net of cash acquired	—	(7,451)
Proceeds from sale of property, plant and equipment	—	720
Return of investments from unconsolidated entities	1,125	150
Investments in unconsolidated entities	(3,883)	(546)

Net cash used in investing activities	(18,522)	(26,228)

Cash flows from financing activities:
Payments of long-term debt	(25,119)	(82,904)
Proceeds from long-term debt	41,100	19,100
Net proceeds from follow on public offering	—	95,273
Payments of debt issuance costs	—	(12)
General partner contribution	—	2,052
Cash distributions paid	(8,467)	(8,015)

Net cash provided by financing activities	7,514	25,494

Net increase (decrease) in cash	903	(1,206)
Cash at beginning of period	3,675	6,465

Cash at end of period	$4,578	$5,259

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
  (1) General
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership which provides terminalling and storage services for petroleum products and by-products, natural gas services, marine transportation services for petroleum products and by-products, sulfur gathering, processing and distribution and fertilizer manufacturing and distribution.
     The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2007.
  (a) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.
  (b) Unit Grants
     In January 2006, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010. The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $11 and $4 for the three months ended March 31, 2007 and 2006. The Partnership’s general partner contributed $2 in cash to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
  (c) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended March 31, 2007 and 2006, the general partner received $163 and $134 in incentive distributions.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
  (d) Net Income per Unit
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
     The weighted average units outstanding for basic net income per unit were 13,152,826 and 12,299,009 for the three months ended March 31, 2007 and 2006. For diluted net income per unit, the weighted average units outstanding were increased by 2,299 and 2,971 for the three months ended March 31, 2007 and 2006, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
(2) Subsequent Event
     On May 2, 2007, the Partnership acquired the outstanding stock of Woodlawn Pipeline Company, Inc. (“Woodlawn”), a natural gas gathering and processing company with integrated gathering and processing assets in East Texas for $30,638. In addition, the Partnership purchased a compressor for $400 from an affiliate of the selling parties. In conjunction with this transaction, the Partnership also acquired a pipeline that delivers residue gas from the Woodlawn gas processing plant to the Texas Eastern Transmission pipeline system for $2,139.
(3) Inventories
     Components of inventories at March 31, 2007 and 2006 were as follows:

	March 31,	December 31,
	2007	2006
Natural gas liquids	$11,387	$17,061
Sulfur	2,445	4,397
Fertilizer — raw materials and packaging	2,603	2,412
Fertilizer — finished goods	5,152	4,807
Lubricants	3,018	2,592
Other	1,564	1,750

	$26,169	$33,019

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
(4) Investment in Unconsolidated Partnerships and Joint Ventures
     The Partnership, through its subsidiary Prism Gas Systems I, L.P. (“Prism Gas”), owns 50% ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). Each of these interests are accounted for under the equity method of accounting.
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
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 for the three months ended March 31, 2007 and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $11,131 and $11,279 at March 31, 2007 and December 31, 2006. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first quarter of 2007 or the year ended December 31, 2006.
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2005	$54,087	$1,723	$4,069	$—	$59,879

Distributions in kind	(1,932)	—	—	—	(1,932)
Cash contributions	546	—	—	—	546
Cash distributions	(150)	—	(160)	—	(310)
Equity in earnings:
Equity in earnings from operations	2,174	68	170	—	2,412

Investment in unconsolidated entities, March 31, 2006	$54,725	$1,791	$4,079	$—	$60,595

Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind	(1,853)	—	—	—	(1,853)
Cash contributions	3,883	—	—	—	3,883
Cash distributions	(1,125)	(200)	—	—	(1,325)
Equity in earnings:
Equity in earnings from operations	1,864	293	74	(33)	2,198
Amortization of excess investment	(137)	(4)	(7)	—	(148)

Investment in unconsolidated entities, March 31, 2007	$67,569	$1,807	$3,853	$177	$73,406

     Select financial information for significant unconsolidated equity method investees is as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)

Three Months Ended
	As of March 31,		March 31,
	Total	Partner’s		Net
	Assets	Capital	Revenues	Income
2007
Waskom	$58,977	$50,989	$14,799	$3,729

As of December 31,
2006
Waskom	$53,260	$45,450	$16,799	$4,543

(5) Commodity Cash Flow Hedges
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2007, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. During the three months ended March 31, 2007, certain of the Partnership’s derivative instruments which were designated as hedges became ineffective due to fluctuations in the basis difference between the hedged item and the hedging instrument. As a result, these hedges are now marked to market through the statement of operations for the three months ended March 31, 2007.
     The components of gain/loss on derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months
	Ended March 31,
	2007	2006
Change in fair value of derivatives that do not qualify for hedge accounting	$(283)	$286
Ineffective portion of derivatives	124	(11)

Change in fair value of derivatives in the Consolidated Statement of Operations	$(159)	$275

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
     The fair value of derivative assets and liabilities are as follows:

	March 31,	December 31,
	2007	2006
Fair value of derivative assets — current	$318	$882
Fair value of derivative assets — long term	—	221
Fair value of derivative liabilities — current	(186)	—
Fair value of derivative liabilities — long term	(196)	(74)

Net fair value of derivatives	$(64)	$1,029

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2007 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of March 31, 2007, the remaining term of the contracts extend no later than December 2009, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For the three months ended March 31, 2007, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of March 31, 2007.

March 31, 2007
	Total
Transaction	Volume		Remaining Terms
Type	Per Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives:
Ethane Swap	8,000 BBL	Fixed price of $28.04 settled against Mt. Belvieu Purity	April 2007 to	$4
		Ethane average monthly postings	December 2007
Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	April 2007 to December 2007	129
Natural Gas swap and Natural Gas basis swap	20,000 MMBTU	Combined fixed price of $8.54 settled against “Inside FERC” Centerpoint Energy Gas Transmission Co.	April 2007 to December 2007	185
Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against “Inside FERC” Houston Ship Channel first of the month	January 2008 to December 2008	(145)
Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(13)

Total swaps not designated as cash flow hedges				$160

Cash Flow Hedges:
Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(224)

Total swaps designated as cash flow hedges				$(224)

Total net fair value of derivatives				$(64)

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
March 31, 2007
(Unaudited)
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
     Based on estimated volumes, as of March 31, 2007, Prism Gas had hedged approximately 55%, 46%, and 14% of its commodity risk by volume for 2007, 2008, and 2009, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
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
Impact of Cash Flow Hedges
Crude Oil
     For the three months ended March 31, 2007 and 2006, net gains and losses on swap hedge contracts increased crude revenue by $143 and decreased crude revenue by $200, respectively. As of March 31, 2007 an unrealized derivative fair value loss of $244, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
     For the three months ended March 31, 2007 and 2006, net losses and gains on swap hedge contracts decreased gas revenue by $373 and increased gas revenue by $321, respectively. As of March 31, 2007, there is no unrealized derivative fair value gain (loss) related to cash flow hedges of natural gas price risk recorded in other comprehensive income (loss).

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
Natural Gas Liquids
     For the three months ended March 31, 2007 and 2006, net gains on swap hedge contracts increased liquids revenue by $71 and $154, respectively. As of March 31, 2007, there is no unrealized derivative fair value gain (loss) related to cash flow hedges of ethane price risk recorded in other comprehensive income (loss).
(6) Interest Rate Cash Flow Hedge
     In April 2006, the Partnership entered into a cash flow hedge agreement with a notional amount of $75,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate term loan credit facility. This interest rate swap matures in November 2010. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 5.25% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
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
     In December 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at March 31, 2007 with an offset to current operations.
     During the quarter ended March 31, 2007, the Partnership recognized decreases in interest expense of less than $100 related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of the interest rate swaps agreement was a liability of approximately $693 at March 31, 2007.
     The fair value of derivative assets and liabilities are as follows:

	March 31,	December 31,
	2007	2006
Fair value of derivative assets — current	$117	$377
Fair value of derivative assets — long term	—	112
Fair value of derivative liabilities — current	—	—
Fair value of derivative liabilities — long term	(810)	(572)

Net fair value of derivatives	$(693)	$(83)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
(7) Related Party Transactions
     Included in the consolidated and condensed financial statements are various related party transactions and balances primarily with Martin Resource Management Corporation (“MRMC”) and affiliates. Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
     The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2007	2006
Revenues:
Terminalling and storage	$2,585	$2,051
Marine transportation	6,554	2,465
Product sales:
Natural gas services	—	126
Fertilizer	8	24
Terminalling and storage	3	15

	11	165

	$9,150	$4,681

Costs and expenses:
Cost of products sold:
Natural gas services	$12,210	$13,792
Sulfur	1,105	1,483
Fertilizer	2,873	1,249
Terminalling and storage	—	1

	$16,188	$16,525

Expenses:
Operating expenses Marine transportation	$4,162	$4,523
Natural gas services	385	394
Sulfur	240	172
Fertilizer	37	38
Terminalling and storage	1,037	939

	$5,861	$6,066

Selling, general and administrative:
Natural gas services	$167	$165
Sulfur	92	107
Fertilizer	295	275
Terminalling and storage	14	18
Indirect overhead allocation, net of reimbursement	326	326

	$894	$891

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
(8) Business Segments
     The Partnership has five reportable segments: terminalling and storage, natural gas services, marine transportation, sulfur and fertilizer. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 19 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating		Operating
			Revenues	Depreciation	Income
	Operating	Intersegment	after	and	(loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended March 31, 2007
Terminalling and storage	$10,841	$(97)	$10,744	$1,340	$2,977	$5,006
Natural gas services	101,788	—	101,788	431	1,944	704
Marine transportation	14,876	(992)	13,884	1,939	1,018	5,103
Sulfur	15,442	(271)	15,171	769	489	537
Fertilizer	14,546	(337)	14,209	415	1928	4,414
Indirect selling, general and administrative	—	—	—	—	(756)	—

Total	$157,493	$(1,697)	$155,796	$4,894	$7,600	$15,764

Three months ended March 31, 2006
Terminalling and storage	$8,278	$(106)	$8,172	$1,076	$2,963	$1,940
Natural gas services	101,924	—	101,924	396	1,248	2,682
Marine transportation	9,622	(310)	9,312	1,411	709	6,676
Sulfur	15,818	(429)	15,389	668	1,459	5,617
Fertilizer	12,107	(82)	12,025	401	222	2,186
Indirect selling, general and administrative	—	—	—	—	(717)	—

Total	$147,749	$(927)	$146,822	$3,952	$5,884	$19,101

     The following table reconciles operating income to net income:

	Three Months Ended
	March 31
	2007	2006
Operating income	$7,600	$5,884
Equity in earnings of unconsolidated entities	2,050	2,412
Interest expense	(3,577)	(3,018)
Debt prepayment premium	—	(1,160)
Other, net	79	169
Income taxes	(349)	—

Net income	$5,803	$4,287

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
     Total assets by segment are as follows:

	March 31,	December 31,
	2007	2006
Total assets:
Terminalling and storage	$92,745	$89,354
Natural gas services	172,324	184,464
Marine transportation	81,781	77,668
Sulfur	61,082	62,210
Fertilizer	52,361	43,765

Total assets	$460,293	$457,461

(9) Public Offering
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

(10) Acquisitions
     (a) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4,842 which was allocated to property, plant and equipment. The assets are located in Houston, Texas and Port Neches, Texas. The Partnership entered into an agreement with Martin Resource Management, which Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
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
March 31, 2007
(Unaudited)
     (c) Marine Vessels. In November 2006, the Partnership acquired the La Force, an offshore tug, for $6,001 from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005.
     In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5,850 from Martin Resource Management. The acquisition price was based on a third-party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year evergreen charter with an affiliate of MRMC.
(11) Long-Term Debt
     At March 31, 2007 and December 31, 2006, long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
**$120,000 Revolving loan facility at variable interest rate (7.50%* weighted average at March 31, 2007), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$60,000	$44,000
***$130,000 Term loan facility at variable interest rate (7.69%* at March 31, 2007), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000
Other secured debt maturing in 2008, 7.25%	76	95

Total long-term debt	190,076	174,095
Less current installments	75	74

Long-term debt, net of current installments	$190,001	$174,021

*     Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.50%. Effective April 1, 2007, the applicable margin for existing borrowings decreased to 2.00%. We incur a commitment fee on the unused portions of the credit facility.
**   Effective December 13, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December 2009.
*** The $130,000 term loan has $105,000 hedged. Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November 2010. Effective March 28, 2007, the Partnership entered into an additional interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March 2010.
     On August 18, 2006, the Partnership purchased certain terminalling assets and assumed associated long term debt of $113 with a fixed rate cost of 7.25%.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2007, we had $60,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of March 31, 2007, we had $59,900 available under our revolving credit facility.
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
     In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it is the survivor; (iv) sell all or substantially all of its assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make certain capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) incur indebtedness or grant certain liens for its joint ventures.
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2006 and as of March 31, 2007.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made under the term loan through March 31, 2007. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $170,600 to a high of $198,100. As of March 31, 2007, the Partnership had $59,900 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     On July 15, 2005, the Partnership assumed $9,400 of U.S. Government Guaranteed Ship Financing Bonds, maturing in 2021, relating to the acquisition of CF Martin Sulphur L.P. (“CF Martin Sulphur”). The outstanding balance as of December 31, 2005 was $9,104. These bonds were payable in equal semi-annual installments of $291, and were secured by certain marine vessels owned by CF Martin Sulphur. Pursuant to the terms of an amendment to the Partnership’s credit facility that it entered into in connection with the acquisition of CF Martin Sulphur, the Partnership was obligated to repay these bonds by March 31, 2006. The Partnership redeemed these bonds on March 6, 2006 with available cash and borrowings from its credit facility. Also, at redemption, a pre-payment premium was paid in the amount of $1,160.
     The Partnership paid cash interest in the amount of $3,603 and $3,777 for the quarters ended March 31, 2007 and 2006 respectively. Capitalized interest for the quarters ended March 31, 2007 and 2006 was $539 and $272, respectively.
     In connection with the Partnership’s Woodlawn acquisition on May 2, 2007, the Partnership borrowed approximately $33,000 under its revolving credit facility.
(12) Income Taxes
     The operations of the Partnership are not subject to income taxes, except for the Texas margin tax as described in the following paragraph, and as a result, the Partnership’s income is taxed directly to its owners. As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006. The final liquidation of this corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $214 resulting from the liquidation were recorded in current year income tax expense for the quarter ending March 31, 2007.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin tax of $135 were recorded in current year income tax expense for the quarter ending March 31, 2007.
     The components of current income tax expense from operations recorded for the three months ended March 31, 2007 are as follows:

Federal	$169
State	180

$349

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2007
(Unaudited)
(13) Gain on Involuntary Conversion of Assets
     During the third quarter of 2005, the Partnership experienced a casualty loss caused by two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, were covered by insurance subject to a deductible. The Partnership recorded an additional insurance receivable during the first quarter of 2006, which resulted in a gain of $853 for this involuntary conversion of assets reported in other operating income. The total insurance receivable at March 31, 2006 relating to these damages of $2,541 was subsequently collected.

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
Forward-Looking Statements
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.
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
     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risks Factors” of our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2007.
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our five primary business lines include:
•	Terminalling and storage services for petroleum and by-products;

•	Natural gas services;

•	Marine transportation services for petroleum products and by-products;

•	Sulfur gathering, processing and distribution; and

•	Fertilizer manufacturing and distribution.
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
     We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns approximately 39.4% of our limited partnership units. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
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
Recent Development
     On May 2, 2007, we acquired the outstanding stock of Woodlawn Pipeline Company, Inc. (“Woodlawn”), a natural gas gathering and processing company with integrated gathering and processing assets in East Texas for $30.6 million. In addition, we purchased a compressor for $0.4 million from an affiliate of the selling parties. In conjunction with this transaction, we also acquired a pipeline that delivers residue gas from the Woodlawn processing plant to the Texas Eastern Transmission pipeline system for $2.1 million.
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
     You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2007, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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

     Revenue Recognition
     Revenue for our five operating segments is recognized as follows:
     Terminalling and storage – Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. Revenue for lubricants and drilling fluids products is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Natural gas services – Natural gas gathering and processing revenues are recognized when title passes or service is performed. NGL distribution revenue is recognized when product is delivered by truck to our NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize NGL distribution revenue when the customer receives the product from either the storage facility or pipeline.
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
     We own an unconsolidated 50% interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“PIPE”). These interests are accounted for under the equity method of accounting.
     On June 30, 2006, we, through our subsidiary Prism Gas Systems I, L.P. (“Prism Gas”), acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.
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
     We have four “reporting units” which contained goodwill. These reporting units were four of our reporting segments: marine transportation, natural gas services, sulfur and fertilizer.
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
     Asset Retirement Obligation
     We recognize and measure our asset and conditional asset retirement obligations and the associated asset retirement cost upon acquisition of the related asset and based upon the estimate of the cost to settle the obligation at its anticipated future date. The obligation is accreted to its estimated future value and the asset retirement cost is depreciated over the estimated life of the asset.
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
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $12.7 million of direct costs and expenses for the three months ended March 31, 2007 compared to $11.6 million for the three months ended March 31, 2006. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2006. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of May 7, 2007, we have not increased this cap. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended March 31, 2007 and 2006. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations.
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
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
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
     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 14% of our total cost of products sold during both the three months ended March 31, 2007 and 2006. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% and 3% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. In connection with the closing of the acquisition of the marine services assets from Tesoro Marine Services, L.L.C., we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
     For a more comprehensive discussion concerning these commercial agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions — Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
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
Results of Operations
     The results of operations for the three months ended March 31, 2007 and 2006 have been derived from the consolidated and condensed financial statements of the Partnership.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2007 and 2006. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income (loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
	(In thousands)
Three months ended March 31, 2007
Terminalling and storage	$10,841	$(97)	$10,744	$2,887	$90	$2,977
Natural gas services	101,788	—	101,788	1,944	—	1,944
Marine transportation	14,876	(992)	13,884	2,004	(986)	1,018
Sulfur	15,442	(271)	15,171	(262)	751	489
Fertilizer	14,546	(337)	14,209	1,783	145	1,928
Indirect selling, general and administrative	—	—	—	(756)	—	(756)

Total	$157,493	$(1,697)	$155,796	$7,600	$—	$7,600

Three months ended March 31, 2006
Terminalling and storage	$8,278	$(106)	$8,172	$3,005	$(42)	$2,963
Natural gas services	101,924	—	101,924	1,248	—	1,248
Marine transportation	9,622	(310)	9,312	1,019	(310)	709
Sulfur	15,818	(429)	15,389	1,153	306	1,459
Fertilizer	12,107	(82)	12,025	176	46	222
Indirect selling, general and administrative	—	—	—	(717)	—	(717)

Total	$147,749	$(927)	$146,822	$5,884	$—	$5,884

     Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.
   Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Our total revenues before eliminations were $157.5 million for the three months ended March 31, 2007 compared to $147.8 million for the three months ended March 31, 2006, an increase of $9.7 million, or 7%. Our operating income was $7.6 million for the three months ended March 31, 2007 compared to $5.9 million for the three months ended March 31, 2006, an increase of $1.7 million, or 31%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues:
Services	$6,951	$5,756
Products	3,890	2,522

Total revenues	10,841	8,278

Cost of products sold	3,165	2,063
Operating expenses	3,420	2,967
Selling, general and administrative expenses	29	20
Depreciation and amortization	1,340	1,076

	2,887	2,152

Other operating income	—	853

Operating income	$2,887	$3,005

     Revenues. Our terminalling and storage revenues increased $2.6 million, or 31%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Service revenue accounted for $1.2 million of this increase. The service revenue increase was primarily a result of acquisitions of the Corpus Christi terminal, our two asphalt terminals and increased business activity at our shore based terminals. Product revenue increased $1.4 million due to a 32% increase in sales volumes, and a 17% increase in product cost that was passed through to our customers.
     Cost of products sold. Our cost of products sold increased $1.1 million, or 53%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This increase was primarily a result of 32% increase in sales volumes and a 17% increase in product cost that was passed through to our customers.
     Operating expenses. Operating expenses increased $0.5 million, or 15%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is due primarily to $0.2 million of additional operating expenses from the acquisition of the Corpus Christi terminal and $0.1 million of increased product handling fees.
     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
     Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 25% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily a result of our 2006 acquisitions.
     Other operating income. Other operating income decreased $0.9 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease consisted solely of a gain of $0.9 million related to an involuntary conversion of assets in 2006.

     In summary, our terminalling and storage operating income decreased $0.1 million, or 4%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues	$101,788	$101,924
Cost of products sold	96,772	98,083
Operating expenses	1,323	1,304
Selling, general and administrative expenses	1,318	893
Depreciation and amortization	431	396

Operating income	$1,944	$1,248

Equity in Earnings of Unconsolidated Entities	$2,050	$2,412

NGL Volumes (gallons)	89,656	89,679

     Revenues. Our natural gas services revenues were approximately the same for both three month periods. Our historical NGL distribution segment revenues increased $1.4 million, or 2%. The increase in revenues is primarily due from an increase in sales volumes, resulting from increased demand from our industrial customers and retail propane customers as we experienced colder temperatures during the first quarter of 2007 as compared to this same period last year. However, the increase in sales volumes in our historical NGL distribution segment was offset by a 2% decrease in our average sales price per gallon in 2007 compared to 2006.
     Despite the increases gained in our historical NGL distribution segment, Prism Gas experienced a $1.5 million, or 8% decline in revenue. The decrease in revenue was comprised of a $0.4 million decline in NGL sales, a $0.8 million drop in natural gas sales, $0.4 million loss on derivative contracts, offset by a $0.1 million increase in gathering and processing fees. The decline in both NGL and natural gas sales was primarily attributable to shut in volumes due to unanticipated operational issues on a third party pipeline that have since been resolved.
     Costs of products sold. Our cost of products decreased $1.3 million, or 1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily related to Prism Gas, as they experienced a $1.1 million decline in cost of products sold due primarily from shut in volumes caused by unanticipated operational issues on a third party pipeline that have since been resolved. The balance of the decrease of $0.2 million relates to our historical NGL distribution segment. During the first quarter of 2007 we were able to expand our per gallon margins in our historical NGL distribution segment by 68%, as a result of colder weather.
     Operating expenses. Operating expenses were approximately the same for both three month periods.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million, or 48%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily a result of increased payroll costs.
     Depreciation and amortization. Depreciation and amortization was approximately the same for both three month periods.
     In summary, our natural gas services operating income increased $0.7 million, or 56%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.1 million for the three months ended March 31, 2007 compared to $2.4 for the three months ended March 31,

2006. During the first quarter of 2007 the fractionator at the Waskom Plant was shut down for an approximate two week period to accommodate our plant expansion. In addition, gas supply at the Waskom Plant has increased, but less volumes are being processed as higher operating expenses associated with processing gas in excess of plant capacity made processing the increased volumes uneconomical. Our planned expansion of the Waskom Plant to 250 Mcfd which we expect to be completed at the end of the second quarter of 2007 will allow us to economically process these increased volumes.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues	$14,876	$9,622
Operating expenses	10,867	7,072
Selling, general and administrative expenses	66	120
Depreciation and amortization	1,939	1,411

Operating income	$2,004	$1,019

     Revenues. Our marine transportation revenues increased $5.3 million, or 55%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Our offshore revenues increased $1.3 million primarily from the acquisition of two integrated tug barge units. Our inland marine operations generated an additional $3.8 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the gulf coast. We also had increased contract rates, and operated an additional number of leased vessels.
     Operating expenses. Operating expenses increased $3.8 million, or 54%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. We experienced increases in operating costs from our outside towing expense for leased vessels and property damage claims. Additionally, associated costs increased from the acquisition of two offshore tug barge units.
     Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 44%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 37%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income increased $1.0 million, or 97%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Sulfur Segment
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues	$15,442	$15,818
Cost of products sold	10,524	10,901
Operating expenses	4,261	2,862
Selling, general and administrative expenses	151	234
Depreciation and amortization	768	668

Operating income	$(262)	$1,153

Sulfur Volumes (long tons)	294.8	197.0

     Revenues. Our sulfur revenues decreased $0.4 million, or 2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease resulted from a 50% increase in sales volume offset by a 31% decrease in sales price. Our selling price per ton decreased due to the U.S. domestic market price decreasing $19.50 per ton for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decline in our selling price resulted from a decrease in demand from our sulfur customers.
     Cost of products sold. Our cost of products sold decreased $0.4 million, or 3%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease in our cost of products sold was approximately the same as our decrease in sulfur revenue as our supply cost from our sulfur producers decreased.
     Operating expenses. Our operating expenses increased $1.4 million, or 49%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was a result of increased marine transportation expenses. These marine transportation cost increases primarily related to repairs and maintenance and associated outside towing costs as our offshore tug was out of service for unanticipated repairs.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.1 million, or 36%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 15%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This is attributable to the priller conveyor system at our Neches facility which was completed in August 2006.
     In summary, our sulfur operating income decreased $1.4 million, or 123%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Fertilizer Segment
     The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues	$14,546	$12,107
Cost of products sold and operating expenses	11,947	11,128
Selling, general and administrative expenses	401	401
Depreciation and amortization	415	402

Operating income	$1,783	$176

Fertilizer Volumes (tons)	79.3	64.8

     Revenues. Our fertilizer business revenues increased $2.4 million, or 20%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Our sales volume increased 22% due to increased demand from our customers. This increased demand was driven by higher commodity prices in the agricultural markets we serve.
     Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.8 million, or 7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was less than our revenue increase as we expanded our per ton margins.
     Selling, general, and administrative expenses. Selling, general and administrative expenses were the same for both three month periods.
     Depreciation and amortization. Depreciation and amortization were approximately the same for both three month periods.

     In summary our fertilizer operating income increased $1.6 million, or 913%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues	100%	100%
Cost of products sold	78%	83%
Operating expenses	12%	9%
Selling, general and administrative expenses	2%	2%
Depreciation and amortization	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the three months ended March 31, 2007 and 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and PIPE. PIPE also includes equity in earnings of our unconsolidated interest in BCP for the three months ended March 31, 2007.
     Equity in earnings of unconsolidated entities was $2.1 million for the three months ended March 31, 2007 compared to $2.4 million for the three months ended March 31, 2006, a decrease of $0.3 million. This decrease is related to earnings received from Waskom, Matagorda, PIPE and BCP.
     Interest Expense
     Our interest expense for all operations was $3.6 million for the three months ended March 31, 2007, compared to the $3.0 million for the three months ended March 31, 2006, an increase of $0.6 million, or 20%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first quarter of 2007 compared to the same period in 2006.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $0.8 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006, an increase of $0.1 million, or 14%.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and us can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.4 million for both three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the three months ended March 31, 2007, cash increased $0.9 million as a result of $11.9 million provided by operating activities, $18.5 million used in investing activities and $7.5 million provided by financing activities. For the three months ended March 31, 2006, cash decreased $1.2 million, as a result of $0.5 million used by operating activities, $26.2 million used in investing activities and $25.5 million provided by financing activities.
     For the three months ended March 31, 2007 our investing activities of $18.5 million consisted primarily of payments for capital expenditures of $15.8 million, investments in unconsolidated entities of $3.9 million and returns of investments from unconsolidated entities of $1.1 million. For the three months ended March 31, 2006, our investing activities of $26.2 million consisted primarily of payments for capital expenditures and acquisitions of $26.6 million, proceeds from sale of property, plant and equipment of $0.7 million, investments in unconsolidated entities of $0.5 million and returns of investments from unconsolidated entities of $0.2 million.
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
     For the three months ended March 31, 2007 and 2006, our capital expenditures for property and equipment were $15.8 million and $26.6 million, respectively.
     As to each period:
•	For the three months ended March 31, 2007, we spent $14.8 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with projects related to upgrading a number of our marine transportation assets, construction projects associated with our existing terminalling facilities, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $0.1 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

•	For the three months ended March 31, 2006, we spent $23.3 million for expansion and $3.3 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $1.3 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.
     We made net investments in unconsolidated entities of $3.9 million and $0.5 million during the three months ended March 31, 2007 and 2006, respectively. The net investment in unconsolidated entities includes $4.1 million and $1.2 million of expansion capital expenditures in the three months ended March 31, 2007 and 2006, respectively.

     For the three months ended March 31, 2007, financing activities consisted of cash distributions paid to common and subordinated unitholders of $8.5 million, payment of long term debt to financial lenders of $25.1 million and borrowings of long-term debt under our credit facility of $41.1 million. For the three months ended March 31, 2006, financing activities consisted of cash distributions paid to common and subordinated unitholders of $8.0 million, net proceeds from a follow on equity offering of $95.3 million, payment of long term debt to financial lenders of $82.9 million, borrowings of long-term debt under our credit facility of $19.1 million, and contributions of $2.1 million from our general partner.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of March 31, 2007, we had $190.1 million of outstanding indebtedness, consisting of outstanding borrowings of $60.0 million under our revolving credit facility and $130.0 million under our term loan facility and $0.1 million of other secured debt.
     On May 2, 2007, we financed the Woodlawn acquisition through approximately $33.0 million in borrowings under our revolving credit facility.
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
     We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2007. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. For a discussion of such risks, please read “Item 1A. Risk Factors — Risks Related to Our Business” in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2007 is as follows: (dollars in thousands):

	Payment due by period
	Total		1-3	3-5	Due
Type of Obligation	Obligation	Less than One Year	Years	Years	Thereafter
	(in thousands)
Long-Term Debt
Revolving credit facility	$60,000	$—	$—	$60,000	$—
Term loan facility	130,000	—	—	130,000	—
Other	76	75	1	—	—
Non-competition agreements	950	250	450	100	150
Operating leases	31,480	3,927	9,949	5,905	11,699
Interest expense(1)
Revolving Credit Facility	15,194	4,198	8,396	2,600	—
Term loan facility	33,831	9,347	18,694	5,790	—
Other	5	5	—	—	—

Total contractual cash obligations	$271,536	$17,802	$37,490	$204,395	$11,849

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
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
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2007, we had $60.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of March 31, 2007, we had $59.9 million available under our revolving credit facility.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $170.6 million to a high of $198.1 million.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.50%. As a result of our leverage ratio test, effective April 1,

2007, the applicable margin for existing borrowings decreased to 2.00%. We incur a commitment fee on the unused portions of the credit facility.
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
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. We are in compliance with the debt covenants contained in the credit facility.
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
     As of May 7, 2007, our outstanding indebtedness includes $223.0 million under our credit facility, including $33.0 million borrowed in connection with the Woodlawn acquisition.
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
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2007 and 2006. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2007 or 2006. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
•	certain potential environmental liabilities associated with the assets it contributed to us relating to events or conditions that occurred or existed before the closing of our initial public offering in November 2002; and

•	any payments we are required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur L.P. in November 2000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the period ended March 31, 2007, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of March 31, 2007.
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
     Based on estimated volumes, as of March 31, 2007, Prism Gas had hedged approximately 55%, 46%, and 14% of its commodity risk by volume for 2007, 2008, and 2009, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.63% as of March 31, 2007. We had a total of $190.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $45.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2007, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.5 million annually.
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: May 7, 2007		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (Reg. No. 333-140152), filed January 23, 2007 and incorporated herein by reference).

10.2	Stock Purchase Agreement, dated April 27, 2007, by and among Woodlawn Pipeline Company, Inc., Lantern Resources, L.P., David P. Deison and Prism Gas Systems I, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.3	Asset Purchase Agreement, dated April 27, 2007, by and among Peak Gas Gathering L.P. and Prism Gas Systems I, L.P. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

23.1*	Consent of KPMG

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of December 31, 2006 (audited) and March 31, 2007 (unaudited) of Martin Midstream GP LLC.

*	Filed or furnished herewith