Form 10-Q
period 2007-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2007-08-07
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                 No ☑
     The number of the registrant’s Common Units outstanding at August 7, 2007 was 11,986,808. The number of the registrant’s subordinated units outstanding at August 7, 2007 was 2,552,018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash	$324	$3,675
Accounts and other receivables, less allowance for doubtful accounts of $207 and $394	54,204	56,712
Product exchange receivables	2,906	7,076
Inventories	32,799	33,019
Due from affiliates	2,475	1,330
Other current assets	1,331	2,041

Total current assets	94,039	103,853

Property, plant, and equipment, at cost	392,883	323,967
Accumulated depreciation	(86,094)	(76,122)

Property, plant and equipment, net	306,789	247,845

Goodwill	37,405	27,600
Investment in unconsolidated entities	73,185	70,651
Other assets, net	10,617	7,512

	$522,035	$457,461

Liabilities and Partners’ Capital

Current installments of long-term debt	$58	$74
Trade and other accounts payable	63,122	53,450
Product exchange payables	7,336	14,737
Due to affiliates	5,780	10,474
Income taxes payable	461	86
Other accrued liabilities	3,723	3,876

Total current liabilities	80,480	82,697

Long-term debt	180,000	174,021
Deferred income taxes	8,896	—
Other long-term obligations	2,333	2,218

Total liabilities	271,709	258,936

Partners’ capital	250,011	198,403
Accumulated other comprehensive income	315	122

Total partners’ capital	250,326	198,525

Commitments and contingencies
	$522,035	$457,461

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Terminalling and storage	$7,037	$5,592	$13,988	$11,348
Marine transportation	15,154	10,909	29,038	20,221
Product sales:
Natural gas services	105,321	84,058	207,109	185,982
Sulfur	16,912	17,624	32,083	33,013
Fertilizer	13,441	12,071	27,650	24,096
Terminalling and storage	4,449	2,798	8,242	5,214

	140,123	116,551	275,084	248,305

Total revenues	162,314	133,052	318,110	279,874

Costs and expenses:
Cost of products sold:
Natural gas services	100,939	81,517	197,711	179,600
Sulfur	11,694	11,701	22,031	22,172
Fertilizer	10,722	10,402	22,186	21,402
Terminalling and storage	3,917	2,317	6,932	4,316

	127,272	105,937	248,860	227,490

Expenses:
Operating expenses	20,663	14,381	39,656	28,281
Selling, general and administrative	2,744	2,605	5,465	4,991
Depreciation and amortization	5,468	4,255	10,362	8,207

Total costs and expenses	156,147	127,178	304,343	268,969

Other operating income	—	—	—	853

Operating income	6,167	5,874	13,767	11,758

Other income (expense):
Equity in earnings of unconsolidated entities	2,418	2,310	4,468	4,722
Interest expense	(2,739)	(3,018)	(6,316)	(6,036)
Debt prepayment premium	—	—	—	(1,160)
Other, net	72	82	151	251

Total other income (expense)	(249)	(626)	(1,697)	(2,223)

Net income before taxes	$5,918	$5,248	$12,070	$9,535
Income taxes	(9)	—	340	—

Net income	$5,927	$5,248	$11,730	$9,535

General partner’s interest in net income	$354	$237	$629	$483
Limited partners’ interest in net income	$5,573	$5,011	$11,101	$9,052

Net income per limited partner unit — basic and diluted	$0.41	$0.40	$0.82	$0.72

Weighted average limited partner units — basic	13,638,101	12,682,342	13,478,271	12,491,734
Weighted average limited partner units — diluted	13,642,950	12,685,002	13,483,246	12,494,428
     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances — January 1, 2006	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net Income	—	6,651	—	2,401	483	—	9,535

Follow-on public offering	3,450,000	95,273	—	—	—	—	95,273

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	9	—	—	—	—	9

Cash distributions	—	(11,325)	—	(4,150)	(554)	—	(16,029)

Change in other comprehensive income	—	—	—	—	—	481	481

Balances — June 30, 2006	9,282,652	$190,814	3,402,690	$(7,391)	$2,982	$481	$186,886

Balances — January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

Net Income	—	9,254	—	1,847	629	—	11,730

Follow-on public offering	1,380,000	55,934	—	—	—	—	55,934

General partner contribution	—	—	—	—	1,192	—	1,192

Unit-based compensation	3,000	26	—	—	—		26

Cash distributions	—	(13,361)	—	(3,216)	(697)	—	(17,274)

Change in other comprehensive income	—	—	—	—	—	193	193

Balances — June 30, 2007	11,986,808	$253,240	2,552,018	$(7,606)	$4,377	$315	$250,326

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,927	$5,248	$11,730	$9,535
Changes in fair values of commodity cash flow hedges	(193)	(315)	(357)	(552)
Cash flow hedging gains (losses) reclassified to earnings	40	25	(270)	36
Changes in fair value of interest rate cash flow hedge	1,457	997	820	997

Comprehensive income	$7,231	$5,955	$11,923	$10,016

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,730	$9,535

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,362	8,207
Amortization of deferred debt issuance costs	540	500
Deferred taxes	(68)	—
Gain on involuntary conversion of property, plant and equipment	—	(853)
Equity in earnings of unconsolidated entities	(4,468)	(4,722)
Distributions from unconsolidated entities	486	383
Distributions in-kind from equity investments	4,541	3,915
Non-cash mark-to-market on derivatives	854	638
Other	26	57
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	6,769	20,500
Product exchange receivables	4,170	(4,178)
Inventories	702	(1,607)
Due from affiliates	(1,145)	(11)
Other current assets	148	(169)
Trade and other accounts payable	6,059	(21,016)
Product exchange payables	(7,401)	3,546
Due to affiliates	(4,694)	3,344
Income taxes payable	277	—
Other accrued liabilities	(892)	(7,036)
Change in other non-current assets and liabilities	(47)	(109)

Net cash provided by operating activities	28,043	10,924

Cash flows from investing activities:
Payments for property, plant and equipment	(36,772)	(37,753)
Acquisitions, net of cash acquired	(37,344)	(7,451)
Proceeds from sale of property, plant and equipment	—	770
Insurance proceeds from involuntary conversion of property, plant and equipment	—	2,541
Return of investments from unconsolidated entities	2,684	304
Investments in unconsolidated entities	(5,777)	(1,336)

Net cash used in investing activities	(77,209)	(42,925)

Cash flows from financing activities:
Payments of long-term debt	(97,287)	(86,304)
Proceeds from long-term debt	103,250	35,000
Payments of debt issuance costs	—	(319)
Net proceeds from follow on public offering	55,934	95,273
General partner contribution	1,192	2,052
Cash distributions paid	(17,274)	(16,029)

Net cash provided by financing activities	45,815	29,673

Net decrease in cash	(3,351)	(2,328)
Cash at beginning of period	3,675	6,465

Cash at end of period	$324	$4,137

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
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
     (b) Unit Grants
          The Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan in January 2006. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010.
          The Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan in May 2007. These units vest in 25% increments beginning in January 2008 and will be fully vested in January 2011.
          The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $15 and $6 for the three months ended June 30, 2007 and 2006 and $26 and $9 for the six months ended June 30, 2007 and 2006. The Partnership’s general partner contributed cash of $2 in January 2006 and $3 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (c) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended June 30, 2007 and 2006 the general partner received $240 and $134 in incentive distributions. For the six months ended June 30, 2007 and 2006, the general partner received and $402 and $268 in incentive distributions.
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
     The weighted average units outstanding for basic net income per unit were 13,638,101 and 12,682,342 for the three months ended June 30, 2007 and 2006, respectively, and 13,478,271 and 12,491,734 for the six months ended June 30, 2007 and 2006, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 4,849 and 2,660 for the three months ended June 30, 2007 and 2006, respectively, and 4,975 and 2,694 for the six months ended June 30, 2007 and 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
     (e) Income taxes
     With respect to our taxable subsidiary (Woodlawn Pipeline Company Inc.), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(2) Acquisitions
     (a) Lubricants Terminal
     In June 2007, the Partnership acquired all of the operating assets of Mega Lubricants Inc. (Mega Lubricants) located in Channelview, Texas. The terminal is located on 5.6 acres of land, and consists of 38

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
tanks with a storage capacity of approximately 600,000 gallons, pump and piping infrastructure for lubricant blending and truck loading and unloading operations, 34,000 square feet of warehouse space and an administrative office.
     The purchase price of $4,738, including three-year non-competition agreements totaling $530 and goodwill of $1,020, was allocated as follows:

Current assets	$446
Property, plant and equipment, net	3,042
Goodwill	1,020
Other assets	530
Other liabilities	(300)

Total	$4,738

     In connection with the acquisition, the Partnership borrowed approximately $4,600 under its revolving credit facility.
     (b) Woodlawn Pipeline Company Inc.
     On May 2, 2007, the Partnership, through its subsidiary Prism Gas Systems I, L.P. (“Prism Gas”), acquired 100% of the outstanding stock of Woodlawn Pipeline Company Inc. (“Woodlawn”). The results of Woodlawn’s operations have been included in the consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 160 miles of natural gas gathering pipe, approximately 40 miles of condensate transport pipe and a 30 Mcf/day processing plant. Prism Gas acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from Woodlawn to the Texas Eastern Transmission pipeline system.
     The selling parties in this transaction were Lantern Resources, L.P., David P. Deison, and Peak Gas Gathering L.P. The final purchase price, after final adjustments for working capital, was $32,606 and was funded by borrowings under the Partnership’s credit facility.
     The purchase price of $32,606, including two-year non-competition agreements and other intangibles reflected as other assets, was allocated as follows:

Current assets	$4,297
Property, plant and equipment, net	29,101
Goodwill	8,785
Other assets	3,339
Current liabilities	(3,889)
Deferred income taxes	(8,964)
Other long-term obligations	(63)

Total	$32,606

     The identifiable intangible assets of $3,339 are subject to amortization over a weighted-average useful life of approximately ten years. The intangible assets include non-competition agreements of $40, customer contracts associated with the gathering and processing assets of $3,002, and a transportation contract associated with the residue gas pipeline of $297.
     In connection with the acquisition, the Partnership borrowed approximately $33,000 under its revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
     (c) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4,842 which was allocated to property, plant and equipment. The assets are located in Houston, Texas and Port Neches, Texas. The Partnership entered into an agreement with Martin Resource Management Corporation (“MRMC”), pursuant to which MRMC will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
     (d) Corpus Christi Barge Terminal. In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200, which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land, and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks, and there are several pumps, controls, and an office building on site for administrative use.
     (e) Marine Vessels. In November 2006, the Partnership acquired the La Force, an offshore tug, for $6,001 from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 and new engines were installed in 2005.
     In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5,850 from MRMC. The acquisition price was based on a third-party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year evergreen charter with an affiliate of MRMC.
(3) Inventories
     Components of inventories at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Natural Gas Liquids	$18,109	$17,061
Sulfur	2,252	4,397
Fertilizer — raw materials and packaging	2,535	2,412
Fertilizer — finished goods	4,839	4,807
Lubricants	3,606	2,592
Other	1,458	1,750

	$32,799	$33,019

(4) Investment in Unconsolidated Partnerships and Joint Ventures
     The Partnership, through its subsidiary Prism Gas, owns 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). Each of these interests is accounted for under the equity method of accounting.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $149 and $297 for the three months and six months ended June 30, 2007 and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,982 and $11,279 at June 30, 2007 and December 31, 2006. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first six months of 2007 or the year ended December 31, 2006.
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651
Distributions in kind	(4,541)	—	—	—	(4,541)
Cash contributions	5,670	—	—	107	5,777
Cash distributions	(2,625)	(470)	(75)	—	(3,170)
Equity in earnings:
Equity in earnings from operations	4,301	419	110	(65)	4,765
Amortization of excess investment	(275)	(8)	(14)	—	(297)

Investment in unconsolidated entities, June 30, 2007	$67,467	$1,659	$3,807	$252	$73,185

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2005	$54,087	$1,723	$4,069	$—	$59,879

Distributions in kind	(3,915)	—	—	—	(3,915)
Cash contributions	1,140	—	—	196	1,336
Cash distributions	(150)	(139)	(398)	—	(687)
Equity in earnings:
Equity in earnings from operations	4,380	97	245	—	4,722

Investment in unconsolidated entities, June 30, 2006	$55,542	$1,681	$3,916	$196	$61,335

     Select financial information for significant unconsolidated equity method investees is as follows:

			Three Months Ended		Six Months Ended
	As of June 30,		June 30,		June 30,
		Partner's		Net		Net
	Total Assets	Capital	Revenues	Income	Revenues	Income
2007
Waskom	$58,476	$51,058	$18,374	$4,873	$33,173	$8,602

As of December 31,
2006
Waskom	$53,260	$45,450	$17,471	$4,537	$34,270	$9,080

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of June 30, 2007, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. During the six months ended June 30, 2007, certain of the Partnership’s derivative instruments which were designated as hedges became ineffective due to fluctuations in the basis difference between the hedged item and the hedging instrument. As a result, these hedges are now marked to market through the statement of operations.
     The components of gain/loss on derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
Change in fair value of derivatives that do not qualify for hedge accounting	$(509)	$(418)	$(793)	$(132)
Ineffective portion of derivatives qualifying for hedge accounting	(35)	(25)	89	(35)

Change in fair value of derivatives in the Consolidated Statement of Operations	$(544)	$(443)	$(704)	$(167)

     The fair value of derivative assets and liabilities are as follows:

	June 30,	December 31,
	2007	2006
Fair value of derivative assets — current	$225	$882
Fair value of derivative assets — long term	—	221
Fair value of derivative liabilities — current	(561)	—
Fair value of derivative liabilities — long term	(500)	(74)

Net fair value of derivatives	$(836)	$1,029

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2007 (all gas quantities are expressed in British Thermal Units, crude oil and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
     natural gas liquids are expressed in barrels). As of June 30, 2007, the remaining term of the contracts extend no later than December 2010, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For three and six months ended June 30, 2007, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of June 30, 2007.
June 30, 2007

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives::
Ethane Swap	8,000 BBL	Fixed price of $28.04 settled against Mt. Belvieu Purity Ethane average monthly postings	July 2007 to December 2007	$(120)

Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	July 2007 to December 2007	(152)

Natural Gas swap and Natural Gas basis swap	20,000 MMBTU	Combined fixed price of $8.54 settled against Henry Hub Centerpoint Energy Gas Transmission Co.	July 2007 to December 2007	225

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	January 2008 to December 2008	(132)

Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(50)

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(104)

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(51)

Total swaps not receiving hedge accounting				$(384)

Cash Flow Hedges:
Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	$(336)

Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2008 to December 2008	(43)

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(21)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(52)

Total swaps receiving hedge accounting				$(452)

Total net fair value of derivatives				$(836)

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
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of June 30, 2007, Prism Gas had hedged approximately 39%, 50%, 22% and 7% of its commodity risk by volume for 2007, 2008, 2009 and 2010, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
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
Impact of Cash Flow Hedges
Crude Oil
     For the three month periods ended June 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased crude revenue by $494 and $355, respectively. For the six month periods ending June 30, 2007 and 2006 net gains and losses on swap hedge contracts decreased crude revenue by $351 and $555, respectively. As of June 30, 2007 an unrealized derivative fair value loss of $374, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008, 2009 and 2010. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
Natural Gas
     For the three month periods ended June 30, 2007 and 2006, net gains and losses on swap hedge contracts increased gas revenue by $130 and $110, respectively. For the six month periods ended June 30, 2007 and 2006, net losses and gains on swap hedge contracts decreased gas revenue by $243 and increased gas revenue by $431, respectively. As of June 30, 2007, there is no unrealized derivative fair value gain (loss) related to cash flow hedges of natural gas price risk recorded in other comprehensive income (loss).
Natural Gas Liquids
     For the three month periods ended June 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased liquids revenue by $180 and $198, respectively. For the six month periods ended June 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased liquids revenue by $110 and $44, respectively. As of June 30, 2007 an unrealized derivative fair value loss of $43, related to cash flow hedges of natural gas liquids price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
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
     In December 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at June 30, 2007 with an offset to current operations.
     During the three and six months ended June 30, 2007, the Partnership recognized decreases in interest expense of $403 and $431, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges. The total fair value of the interest rate swap agreements was recorded as an asset (liability) of approximately $1,122 and $(83) at June 30, 2007 and December 31, 2006, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
     The fair value of derivative assets and liabilities are as follows:

	June 30,	December 31,
	2007	2006
Fair value of derivative assets — current	$473	$377
Fair value of derivative assets — long term	649	112
Fair value of derivative liabilities — current	—	—
Fair value of derivative liabilities — long term	—	(572)

Net fair value of derivatives	$1,122	$(83)

(7) Related Party Transactions
     Included in the consolidated and condensed financial statements are various related party transactions and balances primarily with MRMC and affiliates. Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
     The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Terminalling and storage	$2,683	$2,246	$5,268	$4,297
Marine transportation	6,133	3,144	12,687	5,609
Product sales:
Natural gas services	641	2	641	128
Fertilizer	91	—	99	24
Terminalling and storage	7	6	10	21

	739	8	750	173

	$9,555	$5,398	$18,705	$10,079

Costs and expenses:
Cost of products sold:
Natural gas services	$13,646	$14,150	$25,856	$27,942
Sulfur	1,143	1,578	2,248	3,061
Fertilizer	2,168	1,885	5,041	3,134
Terminalling and storage	—	—	—	1

	$16,957	$17,613	$33,145	$34,138

Expenses:
Operating expenses Marine transportation	$5,123	$5,445	$9,285	$9,968
Natural gas services	378	414	763	808
Sulfur	279	180	519	352
Fertilizer	50	37	87	75
Terminalling and storage	1,138	901	2,175	1,840

	$6,968	$6,977	$12,829	$13,043

Selling, general and administrative:
Natural gas services	$174	$168	$341	$333
Sulfur	95	113	187	220
Fertilizer	302	290	597	565
Terminalling and storage	14	21	28	39
Indirect overhead allocation, net of reimbursement	326	326	652	652

	$911	$918	$1,805	$1,809

(8) Business Segments
     The Partnership has five reportable segments: terminalling and storage, natural gas services, marine transportation, sulfur and fertilizer. The Partnership’s reportable segments are strategic business units that offer

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
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

			Operating		Operating
			Revenues		Income (loss)
	Operating	Intersegment	after	Depreciation	after	Capital
	Revenues	Eliminations	Eliminations	and Amortization	eliminations	Expenditures
Three months ended June 30, 2007
Terminalling and storage	$11,622	$(137)	$11,485	$1,466	$2,563	$6,278
Natural gas services	105,321	—	105,321	871	464	890
Marine transportation	15,897	(742)	15,155	1,963	1,385	10,541
Sulfur	17,218	(307)	16,911	752	708	434
Fertilizer	13,663	(221)	13,442	416	1,897	2,866
Indirect selling, general and administrative	—	—	—	—	(850)	—

Total	$163,721	$(1,407)	$162,314	$5,468	$6,167	$21,009

Three months ended June 30, 2006
Terminalling and storage	$8,486	$(96)	$8,390	$1,093	$2,114	$4,604
Natural gas services	84,058	—	84,058	408	(44)	867
Marine transportation	11,308	(399)	10,909	1,628	1,686	5,308
Sulfur	17,909	(285)	17,624	720	2,092	3,905
Fertilizer	12,167	(96)	12,071	406	875	3,968
Indirect selling, general and administrative	—	—	—	—	(849)	—

Total	$133,928	$(876)	$133,052	$4,255	$5,874	$18,652

			Operating		Operating
			Revenues	Depreciation	Income (loss)
	Operating	Intersegment	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Six months ended June 30, 2007
Terminalling and storage	$22,463	$(234)	$22,229	$2,806	$5,540	$11,283
Natural gas services	207,109	—	207,109	1,302	2,408	1,594
Marine transportation	30,773	(1,734)	29,039	3,902	2,403	15,643
Sulfur	32,660	(578)	32,082	1,521	1,197	971
Fertilizer	28,209	(558)	27,651	831	3,825	7,281
Indirect selling, general and administrative	—	—	—	—	(1,606)	—

Total	$321,214	$(3,104)	$318,110	$10,362	$13,767	$36,772

Six months ended June 30, 2006
Terminalling and storage	$16,764	$(202)	$16,562	$2,169	$5,077	$6,544
Natural gas services	185,982	—	185,982	804	1,204	3,549
Marine transportation	20,930	(709)	20,221	3,039	2,395	11,984
Sulfur	33,727	(714)	33,013	1,388	3,551	9,522
Fertilizer	24,274	(178)	24,096	807	1,097	6,154
Indirect selling, general and administrative	—	—	—	—	(1,566)	—

Total	$281,677	$(1,803)	$279,874	$8,207	$11,758	$37,753

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
     The following table reconciles operating income to net income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Operating income	$6,167	$5,874	$13,767	$11,758
Equity in earnings of unconsolidated entities	2,418	2,310	4,468	4,722
Interest expense	(2,739)	(3,018)	(6,316)	(6,036)
Debt prepayment premium	—	—	—	(1,160)
Other, net	72	82	151	251
Income taxes	9	—	(340)	—

Net income	$5,927	$5,248	$11,730	$9,535

     Total assets by segment are as follows:

	June 30,	December 31,
	2007	2006
Total assets:
Terminalling and storage	$104,039	$89,354
Natural gas services	220,117	184,464
Marine transportation	89,859	77,668
Sulfur	57,699	62,210
Fertilizer	50,321	43,765

Total assets	$522,035	$457,461

(9) Public Equity Offerings
     In May, 2007, the Partnership completed a public offering of 1,380,000 common units at a price of $42.25 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 64.3% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,380,000 common units, net of underwriters’ discounts, commissions and offering expenses were $55,934. The Partnership’s general partner contributed $1,190 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and to provide working capital.
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$58,305
General partner contribution	1,190

Total proceeds received	$59,495

Use of Proceeds:
Underwriter’s fees	$2,107
Professional fees and other costs	264
Repayment of debt under revolving credit facility	55,850
Working capital	1,274

Total use of proceeds	$59,495

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
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
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	671
Repayment of debt under revolving credit facility	62,000
Working capital	35,322

Total use of proceeds	$102,514

(10) Long-term Debt
     At June 30, 2007 and December 31, 2006, long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
**$120,000 Revolving loan facility at variable interest rate (6.93%* weighted average at June 30, 2007), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$50,000	$44,000
***$130,000 Term loan facility at variable interest rate (7.12%* at June 30, 2007), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	58	95

Total long-term debt	180,058	174,095
Less current installments	58	74

Long-term debt, net of current installments	$180,000	$174,021

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective July 1, 2007, the applicable margin for existing borrowings remains 2.00%. As a result of our leverage ratio test, effective October 1, 2007, the applicable margin for existing borrowing will decrease to 1.75%. We incur a commitment fee on the unused portions of the credit facility.
**Effective December 13, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.
***The $130,000 term loan has $105,000 hedged. Effective April 13, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010. Effective March 28, 2007, the Partnership entered into an additional interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March, 2010.
     On August 18, 2006, the Partnership purchased certain terminalling assets and assumed associated long term debt of $113 with a fixed rate cost of 7.25%.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2007, we had $50,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of June 30, 2007, we had $69,880 available under our revolving credit facility.
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
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
with the debt covenants contained in credit facility for the year ended December 31, 2006 and as of June 30, 2007.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made under the term loan through June 30, 2007. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $170,600 to a high of $226,850. As of June 30, 2007, the Partnership had $69,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
     The Partnership paid cash interest in the amount of $2,342 and $2,484 for the three months ended June 30, 2007 and 2006, respectively, and $5,945 and $6,261 for the six months ended June 30, 2007 and 2006, respectively. Capitalized interest was $806 and $398 for the three months ended June 30, 2007 and 2006, respectively, and $1,345 and $670 for the six months ended June 30, 2007 and 2006, respectively.
     In connection with the Partnership’s Mega Lubricants acquisition on June 13, 2007, the Partnership borrowed approximately $4,600 under its revolving credit facility.
     In connection with the Partnership’s Woodlawn acquisition on May 2, 2007, the Partnership borrowed approximately $33,000 under its revolving credit facility.
(11) Income Taxes
     The operations of a partnership are generally not subject to income taxes, and a partnership’s income is generally taxed directly to its owners. However, the Partnership is subject to the Texas margin tax as described below and our subsidiary, Woodlawn, is subject to income taxes. Current income taxes related to the operations of this subsidiary since acquisition total $14. In connection with the Woodlawn acquisition, the Partnership also established deferred taxes associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment. A deferred tax benefit related to these basis differences of $68 was recorded for the three and six month periods ended June 30, 2007.
     As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2007
(Unaudited)
from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006. The final liquidation of this corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $173 resulting from the liquidation were recorded in current year income tax expense for the six months ending June 30, 2007.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin tax of $135 and $269 were recorded in current year income tax expense for the three and six months ending June 30, 2007.
     The components of income tax expense (benefit) from operations recorded for the three and six months ended June 30, 2007 are as follows:

	Three Months Ended	Six Months Ended
	2007	2007
Current:
Federal	$(40)	$157
State	99	251

	$59	$408

Deferred:
Federal	$(68)	$(68)

	$(9)	$340

(12) Gain on Involuntary Conversion of Assets
     During the third quarter of 2005, the Partnership experienced a casualty loss caused by two major storms, Hurricane Katrina and Hurricane Rita. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, were covered by insurance subject to a deductible. The Partnership recorded an additional insurance receivable during the first quarter of 2006, which resulted in a gain of $853 for this involuntary conversion of assets reported in other operating income. The total insurance receivable at March 31, 2006 relating to these damages of $2,541 was subsequently collected.

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
     We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns approximately 35.7% of our limited partnership units. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
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
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of June 30, 2007, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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
     Sulfur and Fertilizer – Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership based on specific contract terms at either the shipping or delivery point.
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
     All five of our “reporting units” terminalling, marine transportation, natural gas services, sulfur and fertilizer, contain goodwill.
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
     Ownership
     Martin Resource Management owns an approximate 34.9% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.
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
     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $12.4 million of direct costs and expenses for the three months ended June 30, 2007 compared to $12.8 million for the three months ended June 30, 2006. We reimbursed Martin Resource Management for $25.2 million of direct costs and expenses for the six months ended June 30, 2007 compared to $24.3 million for the six months ended June 30, 2006. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2006. For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations. As of August 7, 2007, we have not increased this cap. We reimbursed Martin Resource Management for $0.4 million of indirect expenses for the three months ended June 30, 2007 and 2006. We reimbursed Martin Resource Management for $0.7 million of indirect expenses for the six months ended June 30, 2007 and 2006. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations.
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
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements.” set forth in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
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
     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 13% and 17% of our total cost of products sold during the three months ended June 30, 2007 and 2006, respectively; and approximately 13% and 15% of our total cost of products sold during the six months ended June 30, 2007 and 2006, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% and 4% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Our sales to Martin Resource Management accounted for approximately 6% and 4% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
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
Results of Operations
     The results of operations for the three and six months ended June 30, 2007 and 2006 have been derived from the consolidated and condensed financial statements of the Partnership.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and six months ended June 30, 2007 and 2006. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

			Operating			Operating
		Revenues	Revenues		Operating	Income (loss)
	Operating	Intersegment	after	Operating	Income Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended June 30, 2007
Terminalling and storage	$11,622	$(137)	$11,485	$2,611	$(48)	$2,563
Natural gas services	105,321	—	105,321	464	—	464
Marine transportation	15,897	(742)	15,155	2,080	(695)	1,385
Sulfur	17,218	(307)	16,911	425	283	708
Fertilizer	13,663	(221)	13,442	1,437	460	1,897
Indirect selling, general and administrative	—	—	—	(850)	—	(850)

Total	$163,721	$(1,407)	$162,314	$6,167	$—	$6,167

			Operating			Operating
		Revenues	Revenues		Operating	Income (loss)
	Operating	Intersegment	after	Operating	Income Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
Three months ended June 30, 2006
Terminalling and storage	$8,486	$(96)	$8,390	$2,142	$(28)	$2,114
Natural gas services	84,058	—	84,058	(44)	—	(44)
Marine transportation	11,308	(399)	10,909	2,085	(399)	1,686
Sulfur	17,909	(285)	17,624	1,728	364	2,092
Fertilizer	12,167	(96)	12,071	812	63	875
Indirect selling, general and administrative	—	—	—	(849)	—	(849)

Total	$133,928	$(876)	$133,052	$5,874	$—	$5,874

					Operating	Operating
		Revenues	Operating		Income	Income (loss)
	Operating	Intersegment	Revenues	Operating	Intersegment	after
	Revenues	Eliminations	after Eliminations	Income (loss)	Eliminations	Eliminations
			(In thousands)
Six months ended June, 2007
Terminalling and storage	$22,463	$(234)	$22,229	$5,498	$42	$5,540
Natural gas services	207,109	—	207,109	2,408	—	2,408
Marine transportation	30,773	(1,734)	29,039	4,084	(1,681)	2,403
Sulfur	32,660	(578)	32,082	163	1,034	1,197
Fertilizer	28,209	(558)	27,651	3,220	605	3,825
Indirect selling, general and administrative	—	—	—	(1,606)	—	(1,606)

Total	$321,214	$(3,104)	$318,110	$13,767	$—	$13,767

Six months ended June 30, 2006
Terminalling and storage	$16,764	$(202)	$16,562	$5,147	$(70)	$5,077
Natural gas services	185,982	—	185,982	1,204	—	1,204
Marine transportation	20,930	(709)	20,221	3,104	(709)	2,395
Sulfur	33,727	(714)	33,013	2,881	670	3,551
Fertilizer	24,274	(178)	24,096	988	109	1,097
Indirect selling, general and administrative	—	—	—	(1,566)	—	(1,566)

Total	$281,677	$(1,803)	$279,874	$11,758	$—	$11,758

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
   Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Our total revenues before eliminations were $163.7 million for the three months ended June 30, 2007 compared to $133.9 million for the three months ended June 30, 2006, an increase of $29.8 million, or 22%. Our operating income before eliminations was $6.2 million for the three months ended June 30, 2007 compared to $5.9 million for the three months ended June 30, 2006, an increase of $0.3 million, or 5%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues:
Services	$7,037	$5,592
Products	4,585	2,894

Total revenues	11,622	8,486

Cost of products sold	3,938	2,385
Operating expenses	3,576	2,837
Selling, general and administrative expenses	31	29
Depreciation and amortization	1,466	1,093

Operating income	$2,611	$2,142

     Revenues. Our terminalling and storage revenues increased $3.1 million, or 37%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Service revenue accounted for $1.4 million of this increase. The service revenue increase was primarily a result of acquisitions of the Corpus Christi terminal, our two asphalt terminals and increased business activity at our shore based terminals. Product revenue increased $1.7 million primarily due to $0.8 million from the assets of Mega Lubricants Inc. (“Mega Lube”) and an additional 7% increase in historical sales volumes and a 19% increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products sold increased $1.5 million, or 65%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was primarily a result of $0.7 million from the Mega Lube acquisition and an additional 7% increase in historical sales volumes and a 19% increase in product cost that was able to be passed along to our customers.
     Operating expenses. Operating expenses increased $0.7 million, or 26%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was due primarily to $0.4 million of additional operating expenses from the acquisition of the Corpus Christi terminal and increased salaries, property and liability premiums and product handling costs.
     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods.
     Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 34%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily a result of our recent acquisitions and capital expenditures.
     In summary, our terminalling operating income increased $0.5 million, or 22%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$105,321	$84,058
Cost of products sold	100,939	81,517
Operating expenses	1,812	1,260
Selling, general and administrative expenses	1,236	917
Depreciation and amortization	870	408

Operating income (loss)	$464	$(44)

Equity in Earnings of Unconsolidated Entities	$2,418	$2,310

NGL Volumes (gallons)	72,988	69,229

     Revenues. Our natural gas services revenues increased $21.3 million, or 25%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our historical NGL distribution segment increased $14.5 million, or 23%. The increase in revenues is primarily due to an increase in sales volumes, resulting from increased demand from our industrial customers. In addition to increased sales volumes, our average sales price per gallon increased 8%, due to a general increase in the prices of NGL’s.
     In addition to the increased activity in our historical NGL distribution segment, Prism Gas experienced a $6.8 million, or 33% increase in revenues. The increase in revenue was comprised of a $7.1 million increase in natural gas sales, a $0.4 million increase in gathering and processing fees, offset by a $0.1 million loss on derivative contracts and a $0.6 million decline in NGL sales. The increase in both natural gas sales and processing fees is primarily attributable to the acquisition of Woodlawn Pipeline Company Inc. (“Woodlawn”).
     Costs of product sold. Our cost of products increased $19.4 million, or 24%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily related to our historical NGL distribution segment, as we experienced a $13.9 million increase in cost of products sold. Our per gallon margin increased by 21% as we were able to increase our per gallon margin with our industrial customers. The balance of the increase of $5.5 million relates primarily to the Woodlawn acquisition.
     Operating expenses. Operating expenses increased $0.6 million, or 44%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily related to the Woodlawn acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.3 million, or 35%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily related to the Woodlawn acquisition along with an increase in other administrative expenses.
     Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 113% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily related to the Woodlawn acquisition.
     In summary, our natural gas services operating income increased $0.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.4 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in the partnership which owns the lease rights to the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.
Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$15,897	$11,308
Operating expenses	11,836	7,441
Selling, general and administrative expenses	17	154
Depreciation and amortization	1,964	1,628

Operating income	$2,080	$2,085

     Revenues. Our marine transportation revenues increased $4.6 million, or 41%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Our inland marine operations generated an additional $4.1 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the gulf coast. We also had increased contract rates, and operated an additional number of leased vessels. Our offshore revenues increased $0.3 million.
     Operating expenses. Operating expenses increased $4.4 million, or 59%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. We experienced increases in operating costs from outside towing expenses for leased vessels, repairs and maintenance, injury claims, and crew wages.
     Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 89%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 21%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income remained consistent for both three month periods..
Sulfur Segment
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$17,218	$17,909
Cost of products sold	11,895	11,986
Operating expenses	3,942	3,207
Selling, general and administrative expenses	203	268
Depreciation and amortization	753	720

Operating income	$425	$1,728

Sulfur Volumes (long tons)	295.3	230.2

     Revenues. Our sulfur revenues decreased $0.7 million, or 4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease resulted from a 28% increase in sales volume offset by a 27% decrease in sales price. The sales volume increase was due to a new sales contract with an individual customer negotiated in 2007. The sales price decrease was a result of a change in the mix of sales in the respective geographic locations in which we sell and a decrease in both world and domestic market prices.
     Cost of products sold. Our cost of products sold decreased $0.1 million, or 1%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease was less than our sales revenue decline as our margin per ton fell due to competitive pressure.
     Operating expenses. Our operating expenses increased $0.7 million, or 23%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was a result of increased marine transportation expenses. These marine transportation cost increases related to payroll and repairs and maintenance.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.1 million, or 24%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

     Depreciation and amortization. Depreciation and amortization expense was approximately the same for both three month periods.
     In summary, our sulfur operating income decreased $1.3 million, or 75%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
   Fertilizer Segment
     The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$13,663	$12,167
Cost of products sold	11,402	10,561
Selling, general and administrative expenses	408	388
Depreciation and amortization	416	406

Operating income	$1,437	$812

Fertilizer Volumes (tons)	67.1	63.7

     Revenues. Our fertilizer revenues increased $1.5 million, or 12%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our sales volume increased 5% due to increased demand from our customers. This increased demand was driven by higher commodity prices in the agricultural markets we serve.
     Cost of products sold. Our cost of products sold increased $0.8 million, or 8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This percentage increase was less than our percentage increase in sales, resulting in an increased gross margin per ton.
     Selling, general, and administrative expenses. Selling, general and administrative expenses remained consistent for both three month periods.
     Depreciation and amortization. Depreciation and amortization remained consistent for both three month periods.
     In summary, our fertilizer operating income increased $0.6 million, or 77%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
   Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Our total revenues before eliminations were $321.2 million for the six months ended June 30, 2007 compared to $281.7 million for the six months ended June 30, 2006, an increase of $39.5 million, or 14%. Our operating income before eliminations was $13.8 million for the six months ended June 30, 2007 compared to $11.8 million for the six months ended June 30, 2006, an increase of $2.0 million, or 17%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues:
Services	$13,988	$11,348
Products	8,475	5,416

Total revenues	22,463	16,764

Cost of products sold	7,103	4,448
Operating expenses	6,996	5,804
Selling, general and administrative expenses	60	49
Depreciation and amortization	2,806	2,169

	5,498	4,294

Other operating income	—	853

Operating income	$5,498	$5,147

     Revenues. Our terminalling and storage revenues increased $5.7 million, or 34%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Service revenue accounted for $2.6 million of this increase. The service revenue increase was primarily a result of acquisitions of the Corpus Christi terminal, our two asphalt terminals and increased business activity at our shore based terminals. Product revenue increased $3.1 million primarily due to $0.8 million from the Mega Lube acquisition and an additional 23% increase in historical sales volumes and an 18% increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products increased $2.7 million, or 60%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was primarily a result of $0.7 million from the Mega Lube acquisition and an additional 23% increase in historical sales volumes and an 18% increase in product cost that was able to be passed along to our customers.
     Operating expenses. Operating expenses increased $1.2 million, or 21%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is due primarily to $0.6 million of additional operating expenses from the acquisition of the Corpus Christi terminal and increased salaries, property and liability premiums and product handling costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both six month periods.
     Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 29% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily a result of our recent acquisition and capital expenditures.
     Other operating income. Other operating income decreased $0.9 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease consisted solely of a gain of $0.9 million related to an involuntary conversion of assets in 2006.
     In summary, terminalling and storage operating income increased $0.4 million, or 7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$207,109	$185,982
Cost of products sold	197,711	179,600
Operating expenses	3,135	2,565
Selling, general and administrative expenses	2,554	1,809
Depreciation and amortization	1,301	804

Operating income	$2,408	$1,204

Equity in Earnings of Unconsolidated Entities	$4,469	$4,722

NGL Volumes (gallons)	167,185	158,908

     Revenues. Our natural gas services revenues increased $21.1 million, or 11%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our historical NGL distribution segment revenues increased $15.9 million, or 11%. This increase in revenues is primarily due to an increase in sales volumes, resulting from increased demand from our retail propane and industrial customers. In addition to increased sales volumes, our average sales price per gallon increased 2%, due to a general increase in the prices of NGL’s.
     In addition to the increased activity in our historical NGL distribution segment, Prism Gas experienced a $5.2 million, or 13% increase in revenues. The increase in revenue was comprised of a $6.3 million increase in natural gas sales and a $0.5 million increase in gathering and processing fees, offset by a $1.1 million decrease in NGL sales and a $0.5 million loss on derivative contracts. The increase in both natural gas sales and gathering and processing fees is primarily attributable to the Woodlawn acquisition.
     Costs of product sold. Our cost of products increased $18.1 million, or 10%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily related to our historical NGL distribution segment, as we experienced a $13.7 million increase in cost of products sold. As the result of colder weather experienced earlier in the year, our per gallon margin increased by 44% for the six months ended June 30, 2007 as compared to the same period last year. The balance of the increase of $4.4 million relates to the Woodlawn acquisition.
     Operating expenses. Operating expenses increased $0.6 million, or 22%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is primarily related to the Woodlawn acquisition as well as additional operating pipeline lease expenses.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 41%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Of the increase, $0.5 million relates to increased payroll costs and other professional fees.
     Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 62%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily a result of the Woodlawn acquisition.
     In summary, our natural gas services operating income increased $1.2 million, or 100%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $4.5 and $4.7 million for the six months ended June 30, 2007 and 2006, respectively. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, the Partnership, through its subsidiary Prism Gas, acquired a 20% ownership interest in a partnership that owns the lease rights to the Bosque County Pipeline (“BCP”). This interest is accounted for under the equity method of accounting.

Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$30,773	$20,930
Operating expenses	22,703	14,513
Selling, general and administrative expenses	83	274
Depreciation and amortization	3,903	3,039

Operating income	$4,084	$3,104

     Revenues. Our marine transportation revenues increased $9.8 million, or 47%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Our inland marine operations generated an additional $7.9 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the gulf coast. We also had increased contract rates, and operated additional numbers of leased vessels. Our offshore revenues increased $1.6 million primarily from the acquisition of two integrated tug barge units.
     Operating expenses. Operating expenses increased $8.2 million, or 56%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. We experienced increases in operating costs from outside towing expenses for leased vessels, repairs and maintenance, injury and property damage claims, and crew wages.
     Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 70%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 28%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income increased $1.0 million, or 32%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Sulfur Segment
     The following table summarizes our results of operations in our sulfur segment.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$32,660	$33,727
Cost of products sold	22,419	22,887
Operating expenses	8,203	6,069
Selling, general and administrative expenses	354	502
Depreciation and amortization	1,521	1,388

Operating income	$163	$2,881

Sulfur Volumes (long tons)	590.1	427.9

     Revenues. Our sulfur revenues decreased $1.1 million, or 3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease resulted from a 38% increase in sales volume offset by a 28% decrease in sales price. The sales volume increase was due to a new sales contract negotiated with an individual customer in 2007. The sales price decrease was a result of a change in the mix of sales in the respective geographic locations in which we sell and a decrease in both world and domestic market prices.

     Cost of products sold. Our cost of products sold decreased $0.5 million, or 2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was less than our sales revenue decline as our margin per ton fell due to competitive pressure.
     Operating expenses. Our operating expenses increased $2.1 million, or 35%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was a result of increased marine transportation expenses. These marine transportation cost increases related to payroll, outside towing, and repairs and maintenance.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.1 million, or 29%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 10%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This is attributable to the Neches priller conveyor system which was completed in August 2006.
     In summary, our sulfur operating income decreased $2.7 million, or 94%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Fertilizer Segment
     The following table summarizes our results of operations in our fertilizer segment.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Revenues	$28,209	$24,274
Cost of products sold	23,349	21,689
Selling, general and administrative expenses	809	789
Depreciation and amortization	831	808

Operating income	$3,220	$988

Fertilizer Volumes (tons)	146.4	128.4

     Revenues. Our fertilizer revenues increased $3.9 million, or 16%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Our sales volume increased 14% due to increased demand from our customers. This increased demand was driven by higher commodity prices in the agricultural markets we serve.
     Cost of products sold. Our cost of products sold increased $1.7 million, or 8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As our demand increased, we were able to spread our margins resulting in an increased gross margin per ton.
     Selling, general, and administrative expenses. Selling, general and administrative expenses remained consistent for both six month periods.
     Depreciation and amortization. Depreciation and amortization remained consistent for both six month periods.
     In summary, our fertilizer operating income increased $2.2 million, or 226%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
   Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of products sold	78%	80%	78%	81%
Operating expenses	13%	11%	13%	10%
Selling, general and administrative expenses	2%	2%	2%	2%
Depreciation and amortization	3%	3%	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the three and six months ended June 30, 2007 and 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and PIPE. Also, included are equity in earnings of our unconsolidated interest in BCP for the three and six months ended June 30, 2007.
     Equity in earnings of unconsolidated entities was $2.4 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006, an increase of $0.1 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
     Equity in earnings of unconsolidated entities was $4.5 million for the six months ended June 30, 2007 compared to $4.7 million for the six months ended June 30, 2006, a decrease of $0.2 million. This decrease is related to earnings received from Waskom, Matagorda, PIPE and BCP.
     Interest Expense
     Our interest expense for all operations was $2.7 million for the three months ended June 30, 2007, compared to the $3.0 million for the three months ended June 30, 2006, a decrease of $0.3 million, or 10%. This decrease was primarily due to recognized decreases in interest expense of $0.4 million, related to the difference between the fixed rate and the floating rate of interest on the mark-to-market interest rate swap and net cash settlement of all interest rate swaps.
     Our interest expense for all operations was $6.3 million for the six months ended June 30, 2007, compared to the $6.0 million for the six months ended June 30, 2006, an increase of $0.3 million, or 5%. This increase was primarily due to an increase in average debt outstanding and an increase in interest rates in the first six months of 2007 compared to the same period in 2006. This decrease was primarily due to recognized decreases in interest expense of $0.4 million, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $0.9 million for the three months ended June 30, 2007 compared to $0.8 million for the three months ended June 30, 2006, an increase of $0.1 million, or 13%.
     Indirect selling, general and administrative expenses were $1.6 million for both six months ended June 30, 2007 and 2006.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and we can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for both three months ended June 30, 2007 and 2006. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.7 million for both six months ended June 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the six months ended June 30, 2007, cash decreased $3.4 million as a result of $28.0 million provided by operating activities, $77.2 million used in investing activities and $45.8 million provided by financing activities. For the six months ended June 30, 2006, cash decreased $2.3 million as a result of $10.9 million provided by operating activities, $42.9 million used in investing activities and $29.7 million provided by financing activities.
     For the six months ended June 30, 2007 our investing activities of $77.2 million consisted of capital expenditures, acquisitions, return of investments from unconsolidated entities and investments in unconsolidated entities. For the six months ended June 30, 2006 our investing activities of $42.9 million consisted of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, insurance proceeds from involuntary conversion of property, plant and equipment, investments in and distributions from unconsolidated partnerships.
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
     For the six months ended June 30, 2007 and 2006, our capital expenditures for property and equipment were $68.8 million and $45.2 million, respectively.
     As to each period:
•	For the six months ended June 30, 2007, we spent $64.9 million for expansion and $4.0 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Woodlawn and Mega Lube acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.1 million spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina..

•	For the six months ended June 30, 2006, we spent $36.3 million for expansion and $8.9 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $3.9 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.
     For the six months ended June 30, 2007, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $17.3 million, net proceeds from a follow on equity offering of $55.9 million, payments of long term debt to financial lenders of $97.3 million, borrowings of long-term debt under our credit facility of $103.3 million and contributions of $1.2 million from our general partner.
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
     We made net investments in unconsolidated entities of $5.8 and $1.3 million during the six months ended June 30, 2007 and 2006, respectively. The net investment in unconsolidated entities includes $6.1 million and $2.3 million of expansion capital expenditures in the six months ended June 30, 2007 and 2006, respectively.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of June 30, 2007, we had $180.1 million of outstanding indebtedness, consisting of outstanding borrowings of $50.0 million under our revolving credit facility and $130.0 million under our term loan facility and $0.1 of other secured debt.
     On June 13, 2007, we financed the Mega Lube acquisition through approximately $4.6 million in borrowings under our revolving credit facility.
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
     In May 2007, the Partnership completed a follow-on public offering of 1,380,000 common units, resulting in proceeds of $56.0 million, after payment of underwriters’ discounts, commissions, and offering expenses. Our general partner contributed $1.2 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and to provide working capital.
     In January 2006, we completed a follow-on public offering of 3,450,000 common units, resulting in proceeds of $95.3 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $2.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. Of the net proceeds, $62.0 million was used to pay then current balances under our revolving credit facility and $7.5 million was used to fund a portion of the redemption price for our U.S. Government Guaranteed Ship Financing Bonds. These bonds were paid on March 6, 2006 with available cash and borrowings from our revolving credit facility. At such time, we also paid the related $1.2 million pre-payment premium. The remainder of the net proceeds will be used to provide working capital.

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
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2007 is as follows: (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$50,000	$—	$—	$50,000	$—
Term loan facility	130,000	—	—	130,000	—
Other	58	58	—	—	—
Non-competition agreements	850	250	400	100	100
Operating leases	30,292	3,844	9,637	5,726	11,085
Interest expense(1)
Revolving Credit Facility	11,662	3,464	6,928	1,270	—
Term loan facility	31,332	9,307	18,613	3,412	—
Other	4	4	—	—	—

Total contractual cash obligations	$254,198	$16,927	$35,578	$190,508	$11,185

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
     Letter of Credit At June 30, 2007, we have an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2007, we had $50.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of June 30, 2007, we had $69.9 million available under our revolving credit facility.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.

     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $170.6 million to a high of $226.9 million.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective July 1, 2007, the applicable margin for existing borrowings remains 2.00%. As a result of our leverage ratio test, effective October 1, 2007, the applicable margin for existing borrowing will decrease to 1.75%. We incur a commitment fee on the unused portions of the credit facility.
     Effective April 13, 2006, we entered into an interest rate swap that swaps $75.0 million of floating rate to fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in November 2010 is accounted for using hedge accounting.
     Effective December 13, 2006, we entered into an interest rate swap that swaps $40.0 million of floating rate to fixed rate. The fixed rate cost is 4.82% plus our applicable LIBOR borrowing spread. This interest rate swap, which matures in December, 2009, is accounted for using hedge accounting.
     Effective December 13, 2006, we entered into an interest rate swap that swaps $30.0 million of floating rate to fixed rate. The fixed rate cost is 4.765% plus our applicable LIBOR borrowing spread. This interest rate swap, which matures in March, 2010, is not accounted for using hedge accounting.
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
     As of August 6, 2007, our outstanding indebtedness includes $196.8 million under our credit facility.
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
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended June 30, 2007 and 2006. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2007 or 2006. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the period ended June 30, 2007, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of June 30, 2007.
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
     As a result of the Prism Gas acquisition, we are exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of June 30, 2007, Prism Gas had hedged approximately 39%, 50%, 22% and 7% of its commodity risk by volume for 2007, 2008, 2009 and 2010, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
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
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.07% as of June 30, 2007. We had a total of $180.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $35.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on June 30, 2007, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007. Please see “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

By:	Martin Midstream GP LLC Its General Partner

Date: August 7, 2007	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).
3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).
3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).
4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated April 27, 2007, by and among Woodlawn Pipeline Company, Inc., Lantern Resources, L.P., David P. Deison and Prism Gas Systems I, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).
10.2	Asset Purchase Agreement, dated April 27, 2007, by and among Peak Gas Gathering L.P. and Prism Gas Systems I, L.P. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
99.1*	Balance Sheets as of December 31, 2006 (audited) and March 31, 2007 (unaudited) of Martin Midstream GP LLC.

*	Filed or furnished herewith