Form 10-Q
period 2007-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2007-11-06
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☑
     The number of the registrant’s Common Units outstanding at November 6, 2007 was 11,986,808. The number of the registrant’s subordinated units outstanding at November 6, 2007 was 2,552,018.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Cash	$6,600	$3,675
Accounts and other receivables, less allowance for doubtful accounts of $212 and $394	65,872	56,712
Product exchange receivables	11,143	7,076
Inventories	39,847	33,019
Due from affiliates	3,117	1,330
Other current assets	1,164	2,041

Total current assets	127,743	103,853

Property, plant and equipment, at cost	413,619	323,967
Accumulated depreciation	(92,032)	(76,122)

Property, plant and equipment, net	321,587	247,845

Goodwill	37,405	27,600
Investment in unconsolidated entities	74,042	70,651
Other assets, net	9,510	7,512

	$570,287	$457,461

Liabilities and Partners’ Capital

Current installments of long-term debt	$40	$74
Trade and other accounts payable	79,492	53,450
Product exchange payables	12,349	14,737
Due to affiliates	5,419	10,474
Income taxes payable	722	86
Other accrued liabilities	6,288	3,876

Total current liabilities	104,310	82,697

Long-term debt	210,000	174,021
Deferred income taxes	8,853	—
Other long-term obligations	3,774	2,218

Total liabilities	326,937	258,936

Partners’ capital	245,400	198,403
Accumulated other comprehensive income (loss)	(2,050)	122

Total partners’ capital	243,350	198,525

Commitments and contingencies
	$570,287	$457,461

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Terminalling and storage	$7,570	$6,163	$21,558	$17,511
Marine transportation	15,469	12,949	44,507	33,170
Product sales:
Natural gas services	120,994	102,217	328,103	288,199
Sulfur	19,632	13,716	51,715	46,729
Fertilizer	10,234	9,256	37,884	33,352
Terminalling and storage	10,951	3,204	19,193	8,418

	161,811	128,393	436,895	376,698

Total revenues	184,850	147,505	502,960	427,379

Costs and expenses:
Cost of products sold:
Natural gas services	115,112	98,639	312,823	278,239
Sulfur	13,850	8,496	35,881	30,668
Fertilizer	8,665	8,243	30,851	29,645
Terminalling and storage	10,004	2,550	16,936	6,866

	147,631	117,928	396,491	345,418

Expenses:
Operating expenses	21,528	17,470	61,184	45,751
Selling, general and administrative	2,890	2,810	8,355	7,801
Depreciation and amortization	6,236	4,577	16,598	12,784

Total costs and expenses	178,285	142,785	482,628	411,754

Other operating income	—	—	—	853

Operating income	6,565	4,720	20,332	16,478

Other income (expense):
Equity in earnings of unconsolidated entities	2,736	2,720	7,204	7,442
Interest expense	(3,640)	(3,189)	(9,956)	(9,225)
Debt prepayment premium	—	—	—	(1,160)
Other, net	54	78	205	330

Total other income (expense)	(850)	(391)	(2,547)	(2,613)

Net income before taxes	5,715	4,329	17,785	13,865
Income taxes	212	—	552	—

Net income	$5,503	$4,329	$17,233	$13,865

General partner’s interest in net income	$465	$218	$1,094	$702
Limited partners’ interest in net income	$5,038	$4,111	$16,139	$13,163

Net income per limited partner unit — basic and diluted	$0.35	$0.32	$1.17	$1.05

Weighted average limited partner units — basic	14,532,826	12,682,342	13,845,573	12,555,968
Weighted average limited partner units — diluted	14,536,939	12,684,889	13,849,749	12,558,601
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

						Accumulated
	Partners’ Capital					Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances – January 1, 2006	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	$—	$95,565

Net Income	—	9,635	—	3,528	702	—	13,865

Follow-on public offering	3,450,000	95,272	—	—	—	—	95,272

General partner contribution	—	—	—	—	2,052	—	2,052

Unit-based compensation	3,000	17	—	—	—	—	17

Cash distributions	—	(16,987)	—	(6,227)	(830)	—	(24,044)

Change in other comprehensive income	—	—	—	—	—	(316)	(316)

Balances – September 30, 2006	9,282,652	$188,143	3,402,690	$(8,341)	$2,925	$(316)	$182,411

Balances – January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

Net Income	—	13,454	—	2,685	1,094	—	17,233

Follow-on public offering	1,380,000	55,933	—	—	—	—	55,933

General partner contribution	—	—	—	—	1,192	—	1,192

Unit-based compensation	3,000	34	—	—	—	—	34

Cash distributions	—	(21,272)	—	(4,900)	(1,223)	—	(27,395)

Change in other comprehensive income	—	—	—	—	—	(2,172)	(2,172)

Balances – September 30, 2007	11,986,808	$249,536	2,552,018	$(8,452)	$4,316	$(2,050)	$243,350

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$5,503	$4,329	$17,233	$13,865
Changes in fair values of commodity cash flow hedges	(543)	796	(900)	244
Cash flow hedging gains (losses) reclassified to earnings	234	(39)	(198)	(3)
Changes in fair value of interest rate cash flow hedges	(2,056)	(1,554)	(1,074)	(557)

Comprehensive income	$3,138	$3,532	$15,061	$13,549

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,233	$13,865

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,598	12,784
Amortization of deferred debt issuance costs	810	770
Deferred taxes	(111)	—
Gain on involuntary conversion of property, plant and equipment	—	(853)
Equity in earnings of unconsolidated entities	(7,204)	(7,442)
Distributions from unconsolidated entities	673	506
Distributions in-kind from equity investments	6,628	6,710
Non-cash derivatives (gain) loss	2,036	(154)
Other	45	15
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(4,899)	18,695
Product exchange receivables	(4,067)	(4,754)
Inventories	(6,346)	(5,830)
Due from affiliates	(1,787)	(312)
Other current assets	(167)	90
Trade and other accounts payable	22,429	(21,656)
Product exchange payables	(2,388)	4,903
Due to affiliates	(5,055)	4,967
Income taxes payable	365	—
Other accrued liabilities	903	(5,747)
Change in other non-current assets and liabilities	(94)	(148)

Net cash provided by operating activities	35,602	16,409

Cash flows from investing activities:
Payments for property, plant and equipment	(57,524)	(53,511)
Acquisitions, net of cash acquired	(37,344)	(16,544)
Proceeds from sale of property, plant and equipment	4	770
Insurance proceeds from involuntary conversion of property, plant and equipment	—	2,541
Return of investments from unconsolidated entities	2,642	330
Investments in unconsolidated entities	(6,130)	(7,344)

Net cash used in investing activities	(98,352)	(73,758)

Cash flows from financing activities:
Payments of long-term debt	(125,105)	(105,810)
Proceeds from long-term debt	161,050	84,619
Payments of debt issuance costs	—	(371)
Net proceeds from follow on public offering	55,933	95,272
General partner contribution	1,192	2,052
Cash distributions paid	(27,395)	(24,044)

Net cash provided by financing activities	65,675	51,718

Net increase (decrease) in cash	2,925	(5,631)
Cash at beginning of period	3,675	6,465

Cash at end of period	$6,600	$834

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
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
          The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $8 and $7 for the three months ended September 30, 2007 and 2006, respectively, and $34 and $17 for the nine months ended September 30, 2007 and 2006, respectively. The Partnership’s general partner contributed cash of $2 in January 2006 and $3 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (c) Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended September 30, 2007 and 2006 the general partner received $362 and $134, respectively, in incentive distributions. For the nine months ended September 30, 2007 and 2006, the general partner received and $764 and $403, respectively, in incentive distributions.
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
     The weighted average units outstanding for basic net income per unit were 14,532,826 and 12,682,342 for the three months ended September 30, 2007 and 2006, respectively, and 13,845,573 and 12,555,968 for the nine months ended September 30, 2007 and 2006, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 4,113 and 2,547 for the three months ended September 30, 2007 and 2006, respectively, and 4,176 and 2,633 for the nine months ended September 30, 2007 and 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
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
(2) Acquisitions
          (a) Lubricants Terminal
          In June 2007, the Partnership acquired all of the operating assets of Mega Lubricants Inc. (“Mega Lubricants”) located in Channelview, Texas. The terminal is located on 5.6 acres of land, and consists of 38

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
tanks with a storage capacity of approximately 600,000 gallons, pump and piping infrastructure for lubricant blending and truck loading and unloading operations, 34,000 square feet of warehouse space and an administrative office.
     The purchase price of $4,738, including two three-year non-competition agreements totaling $530 and goodwill of $1,020, was allocated as follows:

Current assets	$446
Property, plant and equipment, net	3,042
Goodwill	1,020
Other assets	530
Other liabilities	(300)

Total	$4,738

     In connection with the acquisition, the Partnership borrowed approximately $4,600 under its credit facility.
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
     The purchase price of $32,606, including four two-year non-competition agreements and other intangibles reflected as other assets, was allocated as follows:

Current assets	$4,297
Property, plant and equipment, net	29,101
Goodwill	8,785
Other assets	3,339
Current liabilities	(3,889)
Deferred income taxes	(8,964)
Other long-term obligations	(63)

Total	$32,606

     The identifiable intangible assets of $3,339 are subject to amortization over a weighted-average useful life of approximately ten years. The intangible assets include four non-competition agreements totaling $40, customer contracts associated with the gathering and processing assets of $3,002, and a transportation contract associated with the residue gas pipeline of $297.
     In connection with the acquisition, the Partnership borrowed approximately $33,000 under its credit facility.
     (c) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
(“Prime”) for $4,842 which was allocated to property, plant and equipment. The assets are located in Houston, Texas and Port Neches, Texas. The Partnership entered into an agreement with Martin Resource Management Corporation (“MRMC”), pursuant to which MRMC will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
     (d) Corpus Christi Barge Terminal. In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200, which was allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land, and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks, and there are several pumps, controls, and an office building on site for administrative use.
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
(3) Inventories
     Components of inventories at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Natural Gas Liquids	$22,680	$17,061
Sulfur	4,687	4,397
Fertilizer — raw materials and packaging	1,899	2,412
Fertilizer — finished goods	4,566	4,807
Lubricants	4,556	2,592
Other	1,459	1,750

	$39,847	$33,019

(4) Investment in Unconsolidated Partnerships and Joint Ventures
     The Partnership, through its Prism Gas subsidiary, owns 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). Each of these interests is accounted for under the equity method of accounting.
     On June 30, 2006, the Partnership, through its Prism Gas subsidiary, acquired for approximately $196 a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”).  BCP is an approximate 67 mile pipeline located in the Barnett Shale extension.  The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County.  BCP is operated by Panther Pipeline Ltd. which is the 42.5% interest owner.  This interest is accounted for under the equity method of accounting.
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $147 and $444 for the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
three months and nine months ended September 30, 2007, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,834 and $11,279 at September 30, 2007 and December 31, 2006, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first nine months of 2007 or the year ended December 31, 2006.
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind	(6,628)	—	—	—	(6,628)
Cash contributions	6,023	—	—	107	6,130
Cash distributions	(2,625)	(565)	(125)	—	(3,315)
Equity in earnings:
Equity in earnings (losses) from operations	7,205	464	78	(99)	7,648
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2007	$68,500	$1,606	$3,718	$218	$74,042

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2005	$54,087	$1,723	$4,069	$—	$59,879

Distributions in kind	(6,710)	—	—	—	(6,710)
Cash contributions	7,148	—	—	196	7,344
Cash distributions	(149)	(177)	(510)	—	(836)
Equity in earnings:
Equity in earnings (losses) from operations	7,043	96	330	(27)	7,442

Investment in unconsolidated entities, September 30, 2006	$61,419	$1,642	$3,889	$169	$67,119

     Select financial information for significant unconsolidated equity method investees is as follows:

			Three Months Ended		Nine months ended
	As of September 30,		September 30,		September 30,
	Total	Partner’s		Net		Net
	Assets	Capital	Revenues	Income	Revenues	Income
2007
Waskom	$64,191	$53,400	$21,293	$5,808	$54,466	$14,410

	As of December 31,
2006
Waskom	$53,260	$45,450	$18,654	$5,453	$52,924	$14,533

(5) Commodity Cash Flow Hedges
     The Partnership is exposed to market risks associated with commodity prices, counterparty credit and interest rates. Until December 2005, the Partnership had not engaged in commodity contract trading or hedging activities. However, in connection with the acquisition of Prism Gas at that time, the Partnership has established a hedging policy and monitors and manages the commodity market risk associated with the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
commodity risk exposure of the Prism Gas acquisition. In addition, the Partnership is focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2007, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity. During the nine months ended September 30, 2007, certain of the Partnership’s derivative instruments which were designated as hedges became ineffective due to fluctuations in the basis difference between the hedged item and the hedging instrument. As a result, these hedges are now marked to market through the statement of operations.
     The components of gain/loss on commodity derivatives qualifying for hedge accounting and those that do not are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
Change in fair value of derivatives that do not qualify for hedge accounting	$(454)	$753	$(1,619)	$150
Ineffective portion of derivatives qualifying for hedge accounting	(199)	39	(109)	3
Gain (loss) on cash settlements of derivatives	(118)	76	254	547

Change in fair value of derivatives in the Consolidated Statement of Operations	$(771)	$868	$(1,474)	$700

     The fair value of derivative assets and liabilities are as follows:

	September 30,	December 31,
	2007	2006
Fair value of derivative assets — current	$104	$882
Fair value of derivative assets — long term	1	221
Fair value of derivative liabilities — current	(1,336)	—
Fair value of derivative liabilities — long term	(567)	(74)

Net fair value of derivatives	$(1,798)	$1,029

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2007 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of September 30, 2007, the remaining term of the contracts extend no later than December 2010, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc. and Wachovia Bank. For three and nine months ended September 30, 2007, changes in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of September 30, 2007.
September 30, 2007

	Total
Transaction	Volume		Remaining Terms
Type	Per Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives:
Ethane Swap	8,000 BBL	Fixed price of $28.04 settled against Mt. Belvieu Purity Ethane average monthly postings	October 2007 to December 2007	$(232)
Crude Oil swap	5,000 BBL	Fixed price of $65.95 settled against WTI NYMEX average monthly closings	October 2007 to December 2007	(219)
Natural Gas swap and Natural Gas basis swap	20,000 MMBTU	Combined fixed price of $8.54 settled against Henry Hub Centerpoint Energy Gas Transmission Co.	October 2007 to December 2007	104
Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	January 2008 to December 2008	(41)
Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(211)
Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(148)
Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(91)

Total swaps not receiving hedge accounting				$(838)

Cash Flow Hedges:
Crude Oil Swap	4,000 BBL	Fixed price of $72.35 settled against WTI NYMEX average monthly closings	October 2007 to December 2007	$(35)
Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	$(609)
Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2008 to December 2008	(222)
Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(35)
Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(60)
Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	1

Total swaps receiving hedge accounting				$(960)

Total net fair value of derivatives				$(1,798)

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
     Through its Prism Gas subsidiary, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of September 30, 2007, Prism Gas had hedged approximately 50%, 50%, 22% and 16% of its commodity risk by volume for 2007, 2008, 2009 and 2010, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gasoline	4,000 BBL/Month	Crude Oil Swap ($72.35)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
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
Impact of Cash Flow Hedges
Crude Oil
     For the three month periods ended September 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased crude revenue by $653 and increased crude revenue by $396, respectively. For the nine month periods ending September 30, 2007 and 2006 net gains and losses on swap hedge contracts decreased crude revenue by $1,004 and $158, respectively. As of September 30, 2007 an unrealized derivative fair value loss of $505, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2007, 2008, 2009 and 2010. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
Natural Gas
     For the three month periods ended September 30, 2007 and 2006, net gains and losses on swap hedge contracts increased gas revenue by $146 and $491, respectively. For the nine month periods ended September 30, 2007 and 2006, net losses and gains on swap hedge contracts decreased gas revenue by $96 and increased gas revenue by $921, respectively. As of September 30, 2007, there is no unrealized derivative fair value gain (loss) related to cash flow hedges of natural gas price risk recorded in other comprehensive income (loss).
Natural Gas Liquids
     For the three month periods ended September 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased liquids revenue by $264 and $19, respectively. For the nine month periods ended September 30, 2007 and 2006, net gains and losses on swap hedge contracts decreased liquids revenue by $374 and $63, respectively. As of September 30, 2007 an unrealized derivative fair value loss of $222, related to cash flow hedges of natural gas liquids price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
(6) Interest Rate Cash Flow Hedge
     In September 2007, the Partnership entered into a cash flow hedge agreement with a notional amount of $25,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate term loan credit facility. This interest rate swap matures in September 2010. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 4.605% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
     In November 2006, the Partnership entered into a cash flow hedge agreement with a notional amount of $40,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving credit facility. This interest rate swap matures in December 2009. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 4.82% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
     In November 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at September 30, 2007 with an offset to current operations.
     In March 2006, the Partnership entered into a cash flow hedge agreement with a notional amount of $75,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate term loan credit facility. This interest rate swap matures in November 2010. The Partnership designated this swap agreement as a cash flow hedge. Under the swap agreement, the Partnership pays a fixed rate of interest of 5.25% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
inception of the hedge, the swap was identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
     For the three months ended September 30, 2007, the Partnership recognized an increase in interest expense of $387 and for the nine months ended September 30, 2007, the Partnership recognized a decrease in interest expense of $44, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges. During both the three and nine months ended September 30, 2006, we recognized increases in interest expense of less than $0.1 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps.
     The net fair value of the interest rate swap agreements was recorded as a liability of approximately $(1,464) and $(83) at September 30, 2007 and December 31, 2006, respectively.
     The fair value of derivative assets and liabilities are as follows:

	September 30,	December 31,
	2007	2006
Fair value of derivative assets — current	$110	$377

Fair value of derivative assets — long term	—	112
Fair value of derivative liabilities — current	(168)	—
Fair value of derivative liabilities — long term	(1,406)	(572)

Net fair value of derivatives	$(1,464)	$(83)

(7) Related Party Transactions
     Included in the consolidated and condensed financial statements are various related party transactions and balances primarily with MRMC and affiliates. Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
     The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Terminalling and storage	$3,092	$2,323	$8,360	$6,620
Marine transportation	5,409	3,592	18,096	9,201
Product sales:
Natural gas services	1,483	372	2,124	500
Sulfur	304	—	304	—
Fertilizer	289	—	388	24
Terminalling and storage	14	29	24	50

	2,090	401	2,840	574

	$10,591	$6,316	$29,296	$16,395

Costs and expenses:
Cost of products sold:
Natural gas services	$15,857	$13,826	$41,713	$41,768
Sulfur	1,483	1,510	3,731	4,571
Fertilizer	1,682	1,453	6,723	4,587
Terminalling and storage	—	—	—	1

	$19,022	$16,789	$52,167	$50,927

Expenses:
Operating expenses
Marine transportation	$5,932	$5,723	$15,217	$15,691

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Natural gas services	365	372	1,128	1,180
Sulfur	307	215	826	567
Fertilizer	27	23	114	98
Terminalling and storage	1,437	1,050	3,612	2,890

	$8,068	$7,383	$20,897	$20,426

Selling, general and administrative:
Natural gas services	$225	$166	$566	$499
Sulfur	94	114	281	334
Fertilizer	283	288	880	853
Terminalling and storage	13	16	41	55
Indirect overhead allocation, net of reimbursement	326	326	978	978

	$941	$910	$2,746	$2,719

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

			Operating		Operating
			Revenues	Depreciation	Income (loss)
	Operating	Intersegment	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended September 30, 2007
Terminalling and storage	$18,788	$(267)	$18,521	$1,700	$2,411	$7,695
Natural gas services	120,994	—	120,994	970	1,676	1,444
Marine transportation	16,459	(990)	15,469	2,377	944	8,361
Sulfur	20,283	(651)	19,632	769	1,623	49
Fertilizer	10,413	(179)	10,234	420	752	3,203
Indirect selling, general and administrative	—	—	—	—	(841)	—

Total	$186,937	$(2,087)	$184,850	$6,236	$6,565	$20,752

Three months ended September 30, 2006
Terminalling and storage	$9,465	$(98)	$9,367	$1,224	$2,398	$3,637
Natural gas services	102,217	—	102,217	438	714	1,490
Marine transportation	13,100	(151)	12,949	1,706	1,233	3,365
Sulfur	13,963	(247)	13,716	801	963	2,639
Fertilizer	9,396	(140)	9,256	408	206	4,627
Indirect selling, general and administrative	—	—	—	—	(794)	—

Total	$148,141	$(636)	$147,505	$4,577	$4,720	$15,758

			Operating		Operating
			Revenues	Depreciation	Income (loss)
	Operating	Intersegment	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Nine months ended September 30, 2007
Terminalling and storage	$41,252	$(501)	$40,751	$4,506	$7,951	$18,978
Natural gas services	328,103	—	328,103	2,271	4,084	3,038
Marine transportation	47,231	(2,724)	44,507	6,280	3,347	24,004
Sulfur	52,944	(1,229)	51,715	2,290	2,820	1,020
Fertilizer	38,621	(737)	37,884	1,251	4,577	10,484

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)

			Operating		Operating
			Revenues	Depreciation	Income (loss)
	Operating	Intersegment	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Indirect selling, general and administrative	—	—	—	—	(2,447)	—

Total	$508,151	$(5,191)	$502,960	$16,598	$20,332	$57,524

Nine months ended September 30, 2006
Terminalling and storage	$26,229	$(300)	$25,929	$3,393	$7,475	$10,179
Natural gas services	288,199	—	288,199	1,242	1,918	5,039
Marine transportation	34,030	(860)	33,170	4,745	3,628	15,351
Sulfur	47,960	(961)	46,729	2,189	4,514	12,161
Fertilizer	33,670	(318)	33,352	1,215	1,303	10,781
Indirect selling, general and administrative	—	—	—	—	(2,360)	—

Total	$429,818	$(2,439)	$427,379	$12,784	$16,478	$53,511

     The following table reconciles operating income to net income:

	Three Months Ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Operating income	$6,565	$4,720	$20,332	$16,478
Equity in earnings of unconsolidated entities	2,736	2,720	7,204	7,442
Interest expense	(3,640)	(3,189)	(9,956)	(9,225)
Debt prepayment premium	—	—	—	(1,160)
Other, net	54	78	205	330
Income taxes	(212)	—	(552)	—

Net income	$5,503	$4,329	$17,233	$13,865

     Total assets by segment are as follows:

	September 30,	December 31,
	2007	2006
Total assets:
Terminalling and storage	$117,867	$89,354
Natural gas services	239,018	184,464
Marine transportation	98,021	77,668
Sulfur	61,659	62,210
Fertilizer	53,722	43,765

Total assets	$570,287	$457,461

(9) Public Equity Offerings
     In May 2007, the Partnership completed a public offering of 1,380,000 common units at a price of $42.25 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 64.3% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,380,000 common units, net of underwriters’ discounts, commissions and offering expenses were $55,933. The Partnership’s general partner contributed $1,190 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. The net proceeds were used to pay down revolving debt under the Partnership’s credit facility and to provide working capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$58,305
General partner contribution	1,190

Total proceeds received	$59,495

Use of Proceeds:
Underwriter’s fees	$2,107
Professional fees and other costs	265
Repayment of debt under revolving credit facility	55,850
Working capital	1,273

Total use of proceeds	$59,495

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

(10) Long-term Debt
     At September 30, 2007 and December 31, 2006, long-term debt consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)

	September 30,	December 31,
	2007	2006
**$120,000 Revolving loan facility at variable interest rate (6.91%* weighted average at September 30, 2007), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	$80,000	$44,000
***$130,000 Term loan facility at variable interest rate (7.16%* at September 30, 2007), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000
Other secured debt maturing in 2008, 7.25%	40	95

Total long-term debt	210,040	174,095
Less current installments	40	74

Long-term debt, net of current installments	$210,000	$174,021

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective October 1, 2007, the applicable margin for existing borrowings will decrease to 1.75%. As a result of our leverage ratio test, effective January 1, 2008, the applicable margin for existing borrowings will increase to 2.00%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

**	Effective September, 2007, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 4.605% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in September, 2010.

**	Effective November, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.

***	The $130,000 term loan has $105,000 hedged. Effective March, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010. Effective November 2006, the Partnership entered into an additional interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March, 2010.
     On August 18, 2006, the Partnership purchased certain terminalling assets and assumed associated long term debt of $113 with a fixed rate cost of 7.25%.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2007, the Partnership had $80,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of September 30, 2007, the Partnership had $39,880 available under its revolving credit facility.
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
September 30, 2007
(Unaudited)
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
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2006 and as of September 30, 2007.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made under the term loan through September 30, 2007. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $170,600 to a high of $226,850. As of September 30, 2007, the Partnership had $39,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
     The Partnership paid cash interest in the amount of $2,777 and $2,874 for the three months ended September 30, 2007 and 2006, respectively, and $8,722 and $9,135 for the nine months ended September 30, 2007 and 2006, respectively. Capitalized interest was $826 and $300 for the three months ended

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)
September 30, 2007 and 2006, respectively, and $2,171 and $970 for the nine months ended September 30, 2007 and 2006, respectively.
     In connection with the Partnership’s Mega Lubricants acquisition on June 13, 2007, the Partnership borrowed approximately $4,600 under its revolving credit facility.
     In connection with the Partnership’s Woodlawn acquisition on May 2, 2007, the Partnership borrowed approximately $33,000 under its revolving credit facility.
(11) Income Taxes
     The operations of a partnership are generally not subject to income taxes and a partnership’s income is generally taxed directly to its owners. However, the Partnership is subject to the Texas margin tax as described below and our subsidiary, Woodlawn, is subject to income taxes. Current income taxes related to the operations of this subsidiary were $100 and $114 for the three and nine month periods ended September 30, 2007, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment. A deferred tax benefit related to these basis differences of $43 and $111 was recorded for the three and nine month periods ended September 30, 2007, respectively, and a deferred tax liability of $8,853 related to the basis differences existing at September 30, 2007.
     As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006. The final liquidation of this corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $0 and $173 resulting from the liquidation were recorded in current year income tax expense for the three and nine months ending September 30, 2007, respectively.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial.  The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin tax of $143 and $412 were recorded in current year income tax expense for the three and nine months ending September 30, 2007.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of FIN 48.
     The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2007 are as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2007
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	2007	2007
Current:
Federal	$80	$237
State	175	426

	$254	$662

Deferred:
Federal	$(43)	$(111)

	$212	$552

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
          Derivatives
          In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2007, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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
          All five of our “reporting units”, terminalling, marine transportation, natural gas services, sulfur and fertilizer, contain goodwill.
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
          Allowance for Doubtful Accounts
          In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record specific reserves for bad debts to reduce the related receivable to the amount we ultimately expect to collect from customers.
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

          Related Party Agreements
          We are a party to an omnibus agreement with Martin Resource Management.  The omnibus agreement requires us to reimburse Martin Resource Management for all direct and indirect expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $13.6 million of direct costs and expenses for the three months ended September 30, 2007 compared to $12.9 million for the three months ended September 30, 2006.  We reimbursed Martin Resource Management for $38.9 million of direct costs and expenses for the nine months ended September 30, 2007 compared to $37.4 million for the nine months ended September 30, 2006.   In addition, the Partnership purchased NGL’s from Waskom Gas Processing totaling $14.1 million for the three months ended September 30, 2007 compared to $11.8 million for the three months ended September 30, 2006; and approximately $35.9 million for the nine months ended September 30, 2007 compared to $35.7 million for the nine months ended September 30, 2006.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.  Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the twelve month period ending October 31, 2006.  For each of the subsequent three years, this amount may be increased by no more than the percentage increase in the consumer price index and is also subject to adjustment for expansions of our operations.  As of November 6, 2007, we have not increased this cap.  We reimbursed Martin Resource Management for $0.3 million of indirect expenses for both the three months ended September 30, 2007 and 2006.  We reimbursed Martin Resource Management for $1.0 million of indirect expenses for both the nine months ended September 30, 2007 and 2006.  These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses.  The omnibus agreement also contains significant non-compete provisions and indemnity obligations.
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
          We also use the underground storage facilities owned by Martin Resource Management in our natural gas services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 1.5 million barrels. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.
          In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur and fertilizer payroll reimbursements from Martin Resource Management accounted for approximately 13% and 14% of our total cost of products sold during the three months ended September 30, 2007 and 2006, respectively; and approximately 13% and 15% of our total cost of products sold during the nine months ended September 30, 2007 and 2006, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% and 4% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Our sales to Martin Resource Management accounted for approximately 6% and 4% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. In connection with the closing of the Tesoro Marine asset acquisition, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
          For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007.
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
Results of Operations
          The results of operations for the three and nine months ended September 30, 2007 and 2006 have been derived from the consolidated and condensed financial statements of the Partnership.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and nine months ended September 30, 2007 and 2006. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

					Operating	Operating
		Revenues	Operating		Income	Income (loss)
	Operating	Intersegment	Revenues	Operating	Intersegment	after
	Revenues	Eliminations	after Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended September 30, 2007
Terminalling and storage	$18,788	$(267)	$18,521	$2,631	$(220)	$2,411
Natural gas services	120,994	—	120,994	1,547	129	1,676
Marine transportation	16,459	(990)	15,469	1,805	(861)	944
Sulfur	20,283	(651)	19,632	1,304	319	1,623
Fertilizer	10,413	(179)	10,234	119	633	752
Indirect selling, general and administrative	—	—	—	(841)	—	(841)

Total	$186,937	$(2,087)	$184,850	$6,565	$—	$6,565

					Operating	Operating
		Revenues	Operating		Income	Income (loss)
	Operating	Intersegment	Revenues	Operating	Intersegment	after
	Revenues	Eliminations	after Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended September 30, 2006
Terminalling and storage	$9,465	$(98)	$9,367	$2,451	$(53)	$2,398
Natural gas services	102,217	—	102,217	714	—	714
Marine transportation	13,100	(151)	12,949	1,384	(151)	1,233
Sulfur	13,963	(247)	13,716	923	40	963
Fertilizer	9,396	(140)	9,256	42	164	206
Indirect selling, general and administrative	—	—	—	(794)	—	(794)

Total	$148,141	$(636)	$147,505	$4,720	$—	$4,720

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Nine months ended September, 2007
Terminalling and storage	$41,252	$(501)	$40,751	$8,128	$(177)	$7,951
Natural gas services	328,103	—	328,103	3,955	129	4,084
Marine transportation	47,231	(2,724)	44,507	5,889	(2,542)	3,347
Sulfur	52,944	(1,229)	51,715	1,468	1,352	2,820
Fertilizer	38,621	(737)	37,884	3,339	1,238	4,577
Indirect selling, general and administrative	—	—	—	(2,447)	—	(2,447)

Total	$508,151	$(5,191)	$502,960	$20,332	$—	$20,332

Nine months ended September 30, 2006
Terminalling and storage	$26,229	$(300)	$25,929	$7,598	$(123)	$7,475
Natural gas services	288,199	—	288,199	1,918	—	1,918
Marine transportation	34,030	(860)	33,170	4,488	(860)	3,628
Sulfur	47,690	(961)	46,729	3,804	710	4,514
Fertilizer	33,670	(318)	33,352	1,030	273	1,303
Indirect selling, general and administrative	—	—	—	(2,360)	—	(2,360)

Total	$429,818	$(2,439)	$427,379	$16,478	$—	$16,478

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
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
          Our total revenues before eliminations were $186.9 million for the three months ended September 30, 2007 compared to $148.1 million for the three months ended September 30, 2006, an increase of $38.8 million, or 26%. Our operating income before eliminations was $6.6 million for the three months ended September 30, 2007 compared to $4.7 million for the three months ended September 30, 2006, an increase of $1.9 million, or 40%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues:
Services	$7,570	$6,163
Products	11,218	3,302

Total revenues	18,788	9,465

Cost of products sold	10,003	2,595
Operating expenses	4,406	3,164
Selling, general and administrative expenses	48	31
Depreciation and amortization	1,700	1,224

	2,631	2,451

Other operating income	—	—

Operating income	$2,631	$2,451

          Revenues. Our terminalling and storage revenues increased $9.3 million, or 98%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Service revenue accounted for $1.4 million of this increase due to new capital projects being placed into service during 2007. Product revenue increased $7.9 million primarily due to our acquisition of the operating assets of Mega Lubricants Inc. (“Mega Lubricants”) and an increase in product cost that was able to be passed along to our customers.
          Cost of products sold. Our cost of products sold increased $7.4 million, or 285%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due to our Mega Lubricants acquisition and an increase in product cost.
          Operating expenses. Operating expenses increased $1.2 million, or 39%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due primarily to $0.4 million of additional operating expenses from the acquisition of our Mega Lubricants terminal and increased salaries, property and liability premiums, product handling costs and repairs and maintenance related to increased activity at our existing terminals.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both three month periods ended September 30, 2007 and 2006.
          Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 39%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was primarily a result of our Mega Lubricants acquisition and other capital expenditures.
          In summary, our terminalling operating income increased $0.2 million, or 7%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
     Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	September 30,*
	2007	2006
	(In thousands)
Revenues:
NGLs	$109,822	$97,522
Natural gas	11,352	3,348
Non-cash mark to market adjustment of commodity derivatives	(653)	792
Gain (loss) on cash settlements of commodity derivatives	(118)	76
Other operating fees	591	479

Total revenues	120,994	102,217

	Three Months Ended
	September 30,*
	2007	2006
	(In thousands)
Cost of products sold:
NGLs	104,469	95,639
Natural gas	10,771	3,000

Total cost of products sold	115,240	98,639

Operating expenses	1,968	1,240
Selling, general and administrative expenses	1,269	1,186
Depreciation and amortization	970	438

Operating income	$1,547	$714

NGLs Volumes (Bbls)	1,870	1,839

Natural Gas Volumes (Mmbtu)	1,897	548

*Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments which are included in Equity in Earnings of Unconsolidated Entities detailed below.

Equity in Earnings of Unconsolidated Entities	$2,736	$2,720

Waskom:
Plant Inlet Volumes (Mmcf/d)	252	194

Frac Volumes (Bbls/d)	9,301	7,908

          Revenues. Our natural gas services revenues increased $18.8 million, or 18% for the three months ended September 30, 2007 compared to this same period of 2006 due to increased natural gas and NGL volumes, in addition to higher commodity prices.
          For the three months ended September 30, 2007, NGL revenues increased $12.3 million, or 13% and natural gas revenues increased $8.0 million, or 239%, compared to three months ended September 30, 2006. NGL sales volumes for the three months of 2007 increased 2% and natural gas volumes increased 246% compared to the same period of 2006. During the third quarter of 2007, our NGL average sales price per barrel increased $5.70, or 11%, and our natural gas average sales price per Mmbtu decreased $0.13, or 2%, compared to the same period of 2006. The increase in NGL volumes is primarily due to increased industrial demand experienced during the third quarter of 2007 and the increase in natural gas volumes is primarily due to the Woodlawn acquisition.
          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the third quarter of 2007, 46% of our total natural gas volumes and 53% of our total NGL volumes were hedged as compared to 53% and 64%, respectively, in 2006. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $0.8 million during the third quarter of 2007 compared to a net increase of $0.9 million in the same period of 2006.
          Costs of product sold. Our cost of products increased $16.6 million, or 17%, for the third quarter of 2007 compared to the same period of 2006. Of the increase, $8.8 million relates to NGLs and $7.8 million relates to natural gas. The increase of $8.8 million in NGLs was less than our percentage increase in NGL revenues as a result of our NGL per barrel margins increasing $1.84 per barrel, or 180%, primarily due to the terms of Woodlawn’s producer contracts stemming from the Woodlawn acquisition and continued rising NGL prices in 2007. The remaining increase of $7.8 million relating to natural gas is greater than our percentage of natural gas revenue increase and is primarily due to the Woodlawn acquisition which contributed to a per Mmbtu margin decrease of 52% related to the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
          Operating expenses. Operating expenses increased $0.7 million, or 59%, for the third quarter of 2007 compared to the same period of 2006. This increase is primarily due to the Woodlawn acquisition.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.08 million, or 7%, for the three months ended September 30, 2007 compared to the same period of 2006.

This increase primarily is primarily due to the Woodlawn acquisition.
          Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 122%, for the three months ended September 30, 2007 compared to the same period of 2006. This increase was primarily a result of the Woodlawn acquisition.
          In summary, our natural gas services operating income increased $0.8 million, or 117%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities for the three months ended September 30, 2007 and 2006 were flat. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in a partnership that owns the lease rights to BCP. This interest is accounted for under the equity method of accounting.
Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$16,459	$13,100
Operating expenses	12,141	9,861
Selling, general and administrative expenses	136	149
Depreciation and amortization	2,377	1,706

Operating income	$1,805	$1,384

          Revenues. Our marine transportation revenues increased $3.4 million, or 26%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our inland marine operations generated an additional $2.7 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the gulf coast and increased contract rates. Our offshore revenues increased $0.5 million.
          Operating expenses. Operating expenses increased $2.3 million, or 23%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. We experienced increases in operating costs from repairs and maintenance and crew wages and the related salary burden.
          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 39%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily a result of capital expenditures made in the last twelve months.
          In summary, our marine transportation operating income increased $0.4 million, or 30%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
     Sulfur Segment
          The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$20,283	$13,963
Cost of products sold	14,029	8,685
Operating expenses	3,982	3,303
Selling, general and administrative expenses	199	251
Depreciation and amortization	769	801

Operating income	$1,304	$923

Sulfur Volumes (long tons)	271.3	189.9

          Revenues. Our sulfur revenues increased $6.3 million, or 45%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase resulted from a 43% increase in sales volume. The sales volume increase was due to a new sales contract negotiated in 2007.
          Cost of products sold. Our cost of products sold increased $5.3 million, or 62%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This percentage increase was more than our sales revenue percentage increase as our margin per ton fell due to competitive pressure.
          Operating expenses. Our operating expenses increased $0.7 million, or 21%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was a result of increased marine transportation costs. These marine transportation cost increases related to crew wages and related salary burden and outside towing expenses for leased vessels.
          Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.1 million, or 21%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
          Depreciation and amortization. Depreciation and amortization expense was approximately the same for both three month periods.
          In summary, our sulfur operating income increased $0.4 million, or 41%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Fertilizer Segment
          The following table summarizes our results of operations in our fertilizer segment.

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$10,413	$9,396
Cost of products sold and operating expenses	9,478	8,547
Selling, general and administrative expenses	396	399
Depreciation and amortization	420	408

Operating income	$119	$42

Fertilizer Volumes (tons)	55.9	34.9

          Revenues. Our fertilizer revenues increased $1.0 million, or 11%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our sales volume increased 60% due to increased demand from our customers. This increased demand was driven by higher commodity prices in the agricultural markets we serve. Our margin per ton fell 31% from higher priced products sales that fell in the third quarter last year. We anticipate that comparable higher priced product sales will occur in the fourth quarter of 2007.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $0.9 million, or 11%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our margin per ton fell 31%. This was a result of selling our higher margin products in the third quarter of 2006. We anticipate that comparable sales will occur in the fourth quarter of 2007.

          Selling, general, and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods.
          Depreciation and amortization. Depreciation and amortization were approximately the same for both three month periods.
          In summary our fertilizer operating income increased $0.1 million, or 183%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
          Our total revenues before eliminations were $508.2 million for the nine months ended September 30, 2007 compared to $429.8 million for the nine months ended September 30, 2006, an increase of $78.4 million, or 18%. Our operating income before eliminations was $20.3 million for the nine months ended September 30, 2007 compared to $16.5 million for the nine months ended September 30, 2006, an increase of $3.8 million, or 23%.
          The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues:
Services	$21,559	$17,511
Products	19,693	8,718

Total revenues	41,252	26,229

Cost of products sold	17,107	7,043
Operating expenses	11,403	8,968
Selling, general and administrative expenses	108	80
Depreciation and amortization	4,506	3,393

	8,128	6,745

Other operating income	—	853

Operating income	$8,128	$7,598

          Revenues. Our terminalling and storage revenues increased $15.0 million, or 57%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Service revenue accounted for $4.0 million of this increase due to recent acquisitions and new capital projects being placed into service during the end of 2006 and the beginning of 2007. Product revenue increased $11.0 million primarily due to our Mega Lubricants acquisition and an increase in product cost that was able to be passed along to our customers.
          Cost of products sold. Our cost of products increased $10.0 million, or 143%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due to our Mega Lubricants acquisition and an increase in product cost.
          Operating expenses. Operating expenses increased $2.4 million, or 27%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due primarily to $1.2 million of additional operating expenses from the acquisitions of the Corpus Christi terminal and our Mega Lubricants terminal and increased salaries, property and liability premiums, product handling costs and repairs and maintenance related to increased activity at our existing terminals.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for both nine months periods.

          Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 33%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was primarily a result of recent acquisitions and capital expenditures.
          Other operating income. Other operating income for the nine months ended September 30, 2006 consisted solely of a gain of $0.9 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita.
          In summary, terminalling and storage operating income increased $0.5 million, or 7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues:
NGLs	$302,840	$275,668
Natural gas	24,839	10,539
Non-cash mark to market adjustment of commodity derivatives	(1,728)	153
Gain (loss) on cash settlements of commodity derivatives	254	547
Other operating fees	1,898	1,292

Total revenues	328,103	288,199

Cost of products sold:
NGLs	289,449	268,821
Natural gas	23,502	9,418

Total cost of products sold	312,951	278,239

Operating expenses	5,103	3,805
Selling, general and administrative expenses	3,823	2,995
Depreciation and amortization	2,271	1,242

Operating income	$3,955	$1,918

NGLs Volumes (Bbls)	5,742	5,623

Natural Gas Volumes (Mmbtu)	3,792	1,585

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$7,204	$7,442

Waskom:
Plant Inlet Volumes (Mmcf/d)	222	187

Frac Volumes (Bbls/d)	8,258	8,159

          Revenues. Our natural gas services revenues increased $39.9 million, or 14%, for the nine months ended September 30, 2007 compared to this same period of 2006 due to increased natural gas and NGL volumes, in addition to higher net commodity prices.
          For the nine months ended September 30, 2007, NGLs revenues increased $27.1 million, or 9.9%, and natural gas revenues increased $14.3 million, or 136%, compared to the nine months ended September 30, 2006. NGLs sales volumes for the nine months of 2007 increased 2% and natural gas volumes increased 139% compared to the same period of 2006. During the first nine months of 2007, our NGLs average sales price per barrel increased $3.30, or 7%, and our natural gas average sales price per Mmbtu decreased $0.10, or 2%, compared to the same period of 2006. The increase in NGL volumes is primarily due to increased industrial demand experienced during the first nine months of 2007 and the increase in natural gas volumes is primarily due to the Woodlawn acquisition.
          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the first nine months of 2007, 46% of our total natural gas volumes and 53% of our total NGL volumes were hedged as compared to 53% and 64%, respectively in 2006. The impact of price risk management and marketing activities decreased total natural gas, and NGLs revenues $1.5 million during the first nine months of 2007 compared to a net increase of $0.7 million in the same period of 2006.
          Costs of product sold. Our cost of products increased $34.7 million, or 13%, for the nine months ended September 30, 2007 compared to the same period of 2006.  Of the increase, $20.6 million relates to NGLs  and $14.1 million relates to natural gas.  The percentage increase in NGL cost of products sold is less than our percentage increase in NGL revenues as our NGL per barrel margins increased $1.11 per barrel, or 92%, primarily due to continued rising NGL prices in 2007.  The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 50%, as a result of the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
          Operating expenses. Operating expenses increased $1.3 million, or 34%, for the nine months ended September 30, 2007 compared to the same period of 2006. This increase is primarily due to the Woodlawn acquisition.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 28%, for the nine months ended September 30, 2007 compared to the nine months same period of 2006. This increase primarily is primarily due to the Woodlawn acquisition.
          Depreciation and amortization. Depreciation and amortization increased $1.0 million, or 83%, for the nine months ended September 30, 2007 compared to the same period of 2006. This increase was primarily a result of the Woodlawn acquisition.
          In summary, our natural gas services operating income increased $2.0 million, or 106%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $7.2 and $7.4 million, for the nine months ended September 30, 2007 and 2006, respectively, a decrease of 3%. This reflects the results of our unconsolidated equity method investees since we acquired Prism Gas on November 10, 2005. In connection with this acquisition, we acquired an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income. On June 30, 2006, we, through our Prism Gas subsidiary, acquired a 20% ownership interest in a partnership that owns the lease rights to BCP. This interest is accounted for under the equity method of accounting.
Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$47,231	$34,030
Operating expenses	34,843	24,374
Selling, general and administrative expenses	219	423
Depreciation and amortization	6,280	4,745

Operating income	$5,889	$4,488

          Revenues. Our marine transportation revenues increased $13.2 million, or 39%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our inland marine operations generated an additional $10.7 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the gulf coast, increased contract rates and operation of an additional number of leased vessels. Our offshore revenues increased $2.0 million primarily from the acquisition of two integrated tug barge units.
          Operating expenses. Operating expenses increased $10.5 million, or 43%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We experienced increases in operating costs from our outside towing expense for leased vessels, repairs and maintenance, and crew wages and related salary burden.
          Selling, general, and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 48%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
          Depreciation and Amortization. Depreciation and amortization increased $1.5 million, or 32%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily a result of capital expenditures made in the last twelve months.
          In summary, our marine transportation operating income increased $1.4 million, or 31%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Sulfur Segment
          The following table summarizes our results of operations in our sulfur segment.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$52,944	$47,690
Cost of products sold	36,448	31,572
Operating expenses	12,185	9,372
Selling, general and administrative expenses	553	753
Depreciation and amortization	2,290	2,189

Operating income	$1,468	$3,804

Sulfur Volumes (long tons)	861.4	617.8

          Revenues. Our sulfur revenues increased $5.3 million, or 11%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase resulted from a 39% increase in sales volume offset by a 20% decrease in sales price. The sales volume increase was due to a new sales contract negotiated in 2007. The sales price decrease was a result of a change in the mix of the geographic locations in which we sell.
          Cost of products sold. Our cost of products sold increased $4.9 million, or 15%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This percentage increase was more than our sales revenue percentage increase as our margin per ton fell due to competitive pressure.
          Operating expenses. Our operating expenses increased $2.8 million, or 30%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  This increase was a result of increased marine transportation costs. These marine transportation cost increases relate to crew wages and related salary burden due to two pay increases since June 2006, to outside towing expense incurred for leased vessels due to down time of owned vessels and increased demand for new vessels due to a new contract, and to repairs and maintenance on owned vessels to bring them up to higher quality standards adopted by our marine transportation group.

          Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.2 million, or 27%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
          Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This is attributable to the Neches priller conveyor system which was completed in August 2006.
          In summary, our sulfur operating income decreased $2.3 million, or 61%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Fertilizer Segment
          The following table summarizes our results of operations in our fertilizer segment.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Revenues	$38,621	$33,670
Cost of products sold and operating expenses	32,826	30,236
Selling, general and administrative expenses	1,205	1,188
Depreciation and amortization	1,251	1,216

Operating income	$3,339	$1,030

Fertilizer Volumes (tons)	202.3	163.3

          Revenues. Our fertilizer revenues increased $5.0 million, or 15%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our sales volume increased 24% due to increased demand from our customers. Our price per ton fell 7% due to higher margin product sales in the third quarter of 2006. We anticipate that comparable higher priced product sales will occur in the fourth quarter of 2007.
          Cost of products sold and operating expenses. Our cost of products sold and operating expenses increased $2.6 million, or 9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As demand for our products increased, we were able to spread our margins resulting in an increased margin per ton.
          Selling, general, and administrative expenses. Selling, general and administrative expenses remained constant for both three month periods.
          Depreciation and amortization. Depreciation and amortization remained constant for both three month periods.
          In summary our fertilizer operating income increased $2.3 million, or 224%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Statement of Operations Items as a Percentage of Revenues
Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of products sold	80%	80%	79%	81%
Operating expenses	12%	12%	13%	11%
Selling, general and administrative expenses	2%	2%	2%	2%
Depreciation and amortization	3%	3%	3%	3%
          Equity in Earnings of Unconsolidated Entities
          For the three and nine months ended September 30, 2007 and 2006 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and PIPE. Also, included is equity in earnings of our unconsolidated interest in BCP for the three and nine months ended September 30, 2007.
          Equity in earnings of unconsolidated entities was $2.7 million for both the three months ended September 30, 2007 and 2006.
          Equity in earnings of unconsolidated entities was $7.2 million for the nine months ended September 30, 2007 compared to $7.4 million for the nine months ended September 30, 2006, a decrease of $0.2 million.
          Interest Expense
          Our interest expense for all operations was $3.6 million for the three months ended September 30, 2007 compared to the $3.2 million for the three months ended September 30, 2006, an increase of $0.4 million, or 13%.  This increase was primarily due to an increase in average debt outstanding and a mark to market charge on interest rate swaps of $0.5 million which was offset by a decrease in interest rates in the three months of 2007 compared to the same period in 2006.
          Our interest expense for all operations was $10.0 million for the nine months ended September 30, 2007 compared to the $9.2 million for the nine months ended September 30, 2006, an increase of $0.8 million, or 9%.  This increase was primarily due to an increase in average debt outstanding and a mark to market charge on interest rate swaps of $0.3 million which was offset by a decrease in interest rates in the first nine months of 2007 compared to the same period in 2006.
          Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $0.8 million and $2.4 million for both the three and nine months ended September 30, 2007 and 2006, respectively.
          Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocating these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocating these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million for the period ending October 31, 2006. Subsequently, this amount may be increased by no more than the percentage increase in the consumer price index. In addition, Martin Resource Management and we can agree, subject to approval of the Conflicts Committee of our general partner, to adjust this amount for expansions of our operations and acquisitions. As of November 6, 2007, we have not increased this cap. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.3 million for both three months ended September 30, 2007 and 2006. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.0 million for both nine months ended September 30, 2007 and 2006.
Liquidity and Capital Resources
          Cash Flows and Capital Expenditures
          For the nine months ended September 30, 2007, cash increased $2.9 million as a result of $35.6 million provided by operating activities, $98.4 million used in investing activities and $65.7 million provided by financing activities. For the nine months ended September 30, 2006, cash decreased $5.6 million as a result of $16.4 million provided by operating activities, $73.8 million used in investing activities and $51.7 million provided by financing activities.
          For the nine months ended September 30, 2007 our investing activities of $98.4 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships. For the nine months ended September 30, 2006 our investing activities of $73.8 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships.
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
          For the nine months ended September 30, 2007 and 2006, our capital expenditures for property, plant and equipment were $89.7 million and $70.1 million, respectively.
          As to each period:
•	For the nine months ended September 30, 2007, we spent $82.9 million for expansion and $6.8 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Woodlawn and Mega Lubricants acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.2 million spent in connection with the restoration of vessels destroyed in hurricanes Rita and Katrina.

•	For the nine months ended September 30, 2006, we spent $59.7 million for expansion and $10.4 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, construction projects associated with Prism Gas, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $4.2 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

          For the nine months ended September 30, 2007, our financing activities of $98.4 million consisted of cash distributions paid to common and subordinated unit holders of $27.4 million, net proceeds from a follow on equity offering of $55.9 million, payments of long term debt to financial lenders of $125.1 million, borrowings of long-term debt under our credit facility of $161.1 million and contributions of $1.2 million from our general partner.
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
          We made investments in unconsolidated entities of $6.1 million and $7.3 million during the nine months ended September 30, 2007 and 2006, respectively.  The net investment in unconsolidated entities includes $7.0 million and $5.8 million of expansion capital expenditures in the nine months ended September 30, 2007 and 2006, respectively.
          Capital Resources
          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
          As of September 30, 2007, we had $210.0 million of outstanding indebtedness, consisting of outstanding borrowings of $80.0 million under our revolving credit facility and $130.0 million under our term loan facility.
          On June 13, 2007, we financed the Mega Lubricants acquisition through approximately $4.6 million in borrowings under our revolving credit facility.
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
          We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2007. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors — Risks Related to Our Business” in our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007 for a discussion of such risks.
          Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2007 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$80,000	$—	$—	$80,000	$—
Term loan facility	130,000	—	—	130,000	—
Other	40	40	—	—	—
Non-competition agreements	800	250	350	100	100
Operating leases	29,074	3,624	9,670	5,457	10,323
Interest expense(1)
Revolving Credit Facility	16,579	5,329	10,658	592	—
Term loan facility	27,943	8,982	17,963	998	—
Other	3	3	—	—	—

Total contractual cash obligations	$284,439	$18,228	$38,641	$217,147	$10,423

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
          Letter of Credit At September 30, 2007, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
          Description of Our Credit Facility
          On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2007, we had $80.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of September 30, 2007, we had $39.9 million available under our revolving credit facility.
          On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
          Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $170.6 million to a high of $226.9 million. As of September 30, 2007, we had $39.9 million available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
          Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective October 1, 2007, the applicable margin for existing borrowings will decrease to 1.75%. As a result of our leverage ratio test, effective January 1, 2008, the applicable margin for existing borrowings will increase to 2.00%. We incur a commitment fee on the unused portions of the credit facility.
          Effective September 2007, we entered into an interest rate swap that swaps $25.0 million of floating rate to fixed rate. The fixed rate cost is 4.605% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in September, 2010 is accounted for using hedge accounting.
          Effective November 2006, we entered into an interest rate swap that swaps $40.0 million of floating rate to fixed rate. The fixed rate cost is 4.82% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in December, 2009 is accounted for using hedge accounting.
          Effective November 2006, we entered into an interest rate swap that swaps $30.0 million of floating rate to fixed rate. The fixed rate cost is 4.765% plus our applicable LIBOR borrowing spread. This interest rate swap, which matures in March, 2010, is not accounted for using hedge accounting.
          Effective March 2006, we entered into an interest rate swap that swaps $75.0 million of floating rate to fixed rate. The fixed rate cost is 5.25% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in November, 2010 is accounted for using hedge accounting.
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
          As of November 5, 2007, our outstanding indebtedness includes $222.5 million under our credit facility.
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
Impact of Inflation
          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended September 30, 2007 and 2006. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
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
Environmental Matters
          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2007 or 2006. Under our omnibus agreement, Martin Resource Management will indemnify us through November 6, 2007, against:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the period ended September 30, 2007, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of September 30, 2007.
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
          Based on estimated volumes, as of September 30, 2007, Prism Gas had hedged approximately 50%, 50%, 22% and 16% of its commodity risk by volume for 2007, 2008, 2009 and 2010, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2007	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($65.95)	NYMEX
2007	Natural Gasoline	4,000 BBL/Month	Crude Oil Swap ($72.35)	NYMEX
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Swap ($9.14)	Henry Hub
2007	Natural Gas	20,000 MMBTU/Month	Natural Gas Basis Swap (-$0.60)	Henry Hub to Centerpoint East
2007	Ethane	8,000 BBL/Month	Ethane Swap ($28.04)	Mt. Belvieu
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX

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
          Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.07% as of September 30, 2007. We had a total of $210.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $40.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on September 30, 2007, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.4 million annually.
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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: November 6, 2007		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated September 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2007, and incorporated herein by reference).

3.4	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated September 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.5	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.6	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated September 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Limited Liability Company Agreement of the General Partner, dated September 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated September 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.9	Limited Liability Company Agreement of the Operating General Partner, dated September 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of December 31, 2006 (audited) and March 31, 2007 (unaudited) of Martin Midstream GP LLC.

*	Filed or furnished herewith