Form 10-K
period 2007-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2008-03-05
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Yes ☑      No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of June 30, 2007, 11,986,808 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $388,191,374. There were 12,837,480 of the registrant’s common units and 1,701,346 of the registrant’s subordinated units outstanding as of March 5, 2008.
     DOCUMENTS INCORPORATED BY REFERENCE:       None.

i

PART I
Item 1. Business
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum products and by-products

•	Natural gas services

•	Marine transportation services for petroleum products and by-products

•	Sulfur and sulfur-based products processing, manufacturing, marketing and distribution
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
     We were formed in 2002 by Martin Resource Management Corporation (“Martin Resource Management”), a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns an approximate 34.9% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
     Martin Resource Management operated our business segments for several years. Martin Resource Management began operating our natural gas services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.
Primary Business Segments
Our primary business segments can be generally described as follows:
•	Terminalling and Storage. We own or operate 17 marine terminal facilities and six inland terminal facilities located in the United States Gulf Coast region that provide storage and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We provide these terminalling and storage services on a fee basis primarily under long-term contracts.

•	Natural Gas Services. Through our acquisitions of Prism Gas Systems I, L.P. (“Prism Gas”) and Woodlawn Pipeline Co., Inc. (“Woodlawn”), we have ownership interests in over 658 miles of gathering and transmission pipelines located in the natural gas producing regions of Central and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 250 MMcfd capacity natural gas processing plant located in East Texas which is currently being expanded to 265 MMcfd. In addition to our natural gas gathering and processing business, we distribute natural gas liquids or, “NGLs”. We purchase NGLs primarily from natural gas processors. We store NGLs in our supply and storage facilities for resale to propane retailers, refineries and industrial NGL users in Texas and the Southeastern United States. We own an NGL pipeline which spans approximately 200 miles running from Kilgore to Beaumont, Texas. We own three NGL supply and storage facilities with an aggregate above ground storage capacity of approximately 3,000 barrels and we lease approximately 2.2 million barrels of underground storage capacity for NGLs.

•	Marine Transportation. We own a fleet of 37 inland marine tank barges, 18 inland push boats and four offshore tug barge units that transport petroleum products and by-products primarily in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts. In addition, our marine segment manages our sulfur segment’s marine assets.

•	Sulfur Services. We process and distribute sulfur predominately produced by oil refineries primarily located in the United States Gulf Coast region. We process molten sulfur into prilled, or pelletized, sulfur under both fee-based volume contracts and buy/sell contracts at our facilities in Port of Stockton, California and Beaumont, Texas. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah. In October 2007, we completed the construction of a sulfuric acid production plant in Plainview, Texas which processes molten sulfur into sulfuric acid.
     2007 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of Martin Resource Management Stanolind Assets. In January 2008, we acquired 7.8 acres of land, a deep water dock and two sulfuric acid tanks at our Stanolind terminal in Beaumont, from Martin Resource Management. In connection with this acquisition, we entered into a lease agreement with Martin Resource Management for use of the sulfuric acid tanks.
     Acquisition of Monarch Oil, Inc. In October 2007, the Partnership acquired the asphalt assets of Monarch Oil, Inc. and related companies consisting of property, plant and equipment. The assets are located in Omaha, Nebraska. We entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the facilities through a terminalling service agreement with fees based upon throughput rates and will bear all additional expenses to operate the facility.
     Acquisition of Mega Lubricants, Inc. In June 2007, we acquired all of the operating assets of Mega Lubricants, Inc. (“Mega Lubricants”) located in Channelview, Texas. The terminal is located on 5.6 acres of land, and consists of 38 tanks with a storage capacity of approximately 15,000 Bbls, pump and piping infrastructure for lubricant blending and truck loading and unloading operations, 34,000 square feet of warehouse space and an administrative office.
     Acquisition of Woodlawn Pipeline Co, Inc. In May 2007, through our subsidiary Prism Gas, we acquired 100% of the outstanding stock of Woodlawn. The results of Woodlawn’s operations have been included in the consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 Mcf/day processing plant. Contemporaneously, Prism Gas acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from Woodlawn to the Texas Eastern Transmission pipeline system.
     Other Developments
     Sulfur Services Segment. Effective October 1, 2007, we made changes to the way we report our segments. During the fourth quarter of 2007, we effected a significant internal reorganization of the sulfur and fertilizer businesses and implemented a new financial reporting system which grouped and reported financial results differently to management for sulfur and sulfur-based fertilizer products formerly reported in separate segments in our financial statements. Based on the changes in our financial reporting structure, the previously reported financial information for the sulfur and fertilizer segments have been combined into one segment known as the “Sulfur Services” segment. The prior-period segment data previously reported in the sulfur and fertilizer segments have been combined and restated in the new reporting segment to conform to the current period’s presentation.
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2007 of $0.70 per common and subordinated unit on January 22, 2008, reflecting an increase of $0.02 per unit over the quarterly distribution paid in respect of the third quarter of 2007.

     Expanded Credit Facility. Effective December 28, 2007, we increased our revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. As of December 31, 2007, we had approximately $95.0 million in revolving credit borrowings and $0.1 million in letters of credit outstanding under the revolving credit facility and $130.0 million under our term loan facility.
     Conversion of Subordinated Units. On November 14, 2007, 850,672 of our 2,552,018 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
     Public Offering. In May 2007, we completed a public offering of 1,380,000 common units, resulting in proceeds of $55.9 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.2 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility and to provide working capital.
Business Strategy
The key components of our business strategy are to:
•	Pursue Strategic Acquisitions. We monitor the marketplace to identify and pursue accretive acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow. We believe that our diversified base of operations provides multiple platforms for strategic growth through acquisitions.

•	Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in new or existing areas of operation that will allow us to leverage our existing market position, increase the distributable cash flow from our existing assets through improved utilization and efficiency, and leverage our existing customer base.

•	Pursue Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. We seek to identify and pursue opportunities to expand our customer base across all of our business segments. We generally begin a relationship with a customer by transporting or marketing a limited range of products and services. We believe expanding our customer base and our service and product offerings to existing customers is the most efficient and cost effective method of achieving organic growth in revenues and cash flow. We believe significant opportunities exist to expand our customer base and provide additional services and products to existing customers.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost associated with penetration of such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream service providers such as us to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such alliances would expand our business relationships with our customers and suppliers. We intend to pursue strategic alliances with customers in the future.
Competitive Strengths
     We believe we are well positioned to execute our business strategy because of the following competitive strengths:

•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distribution and other midstream services for petroleum products and by-products.

•	Strategically Located Assets. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the United States Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the United States Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas gathering and processing assets are focused in areas that have continued to experience high levels of drilling activity and natural gas production.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain petroleum products and by-products with unique requirements for transportation and storage, such as molten sulfur and asphalt. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Ability to Grow Our Natural Gas Gathering and Processing Services. We believe that, with our Prism Gas assets, we have opportunities for organic growth in our natural gas gathering and processing operations through increasing fractionation capacity, pipeline expansions, new pipeline construction and bolt-on acquisitions.

•	Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have, on average, more than 28 years of experience in the industries in which we operate. Further, these individuals have been employed by Martin Resource Management, on average, for more than 16 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies.

•	Strong Industry Reputation and Established Relationships with Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Flexibility. We believe the borrowings available under our credit facility and our ability to issue additional partnership units provide us with the financial flexibility necessary to enable us to pursue expansion and acquisition opportunities.
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
     The following is a summary description of our eight full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	16	87,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	12	32,500 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	17,000 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	12	34,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	16,500 Bbls.
Venice (6)	Venice, Louisiana	2.8	2	15,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2010 and can be extended by us through January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2009 and can be extended by us through March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2036.

(4)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2012 and can be extended by us through March 2022.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2013.

(6)	This terminal is located on land owned by a third party and leased under a sublease agreement that expires in August 2009 and can be extended by us through August 2024.
     Fuel and Lubricant Terminals. We own or operate four lubricant and fuel oil terminals located in the Gulf Coast region that provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals.
     The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1)	Berwick, Louisiana	2	25,000 Bbls.
Intracoastal City(2)(3)	Intracoastal City, Louisiana	16	39,000 Bbls.
Fourchon(4)	Fourchon, Louisiana	11	80,000 Bbls.

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2012 and can be extended by us through September 2017.

(2)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in January 2010.

(3)	A portion of this terminal is located on land owned by third parties and leased under a lease that expires in April 2009 and can be extended by us through April 2014.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in January 2017.
     Specialty Petroleum Terminals. We own or operate five terminal facilities providing storage and handling services for some or all of the following: anhydrous ammonia, asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.90 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006 with two five year options. Our Stanolind terminal is located on approximately 11 acres of land owned by Martin Resource Management and us and located on the Neches River in Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas. Our Corpus Christi terminal is located on approximately 25 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi.

     At our Tampa, Neches, Stanolind and Corpus Christi terminals, our customers are primarily large oil refining and natural gas processing companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short term and long term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. At our Ouachita County terminal, Cross Oil Refining & Marketing, Inc., a related party owned by Martin Resource Management, operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues. The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks	Capacity	Products	Description
Tampa(1)(2)	Tampa, Florida	7	719,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks

Stanolind(3)(4)	Beaumont, Texas	4	275,000 Bbls.	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for barges and trucks

Corpus Christi	Corpus Christi, Texas	4	330,000 Bbls.	Fuel oil and diesel	Marine Terminal, loading/unloading barges and vessels and unloading trucks

(1)	This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016 with two five year extension options.

(2)	In addition to the seven tanks listed in the table above, the sulfur services business owns one tank at our Tampa terminal On January 1, 2008, the Tampa sulfur tank was transferred from the sulfur services segment to the terminalling and storage segment.

(3)	A portion of the Stanolind terminal is located on land owned by Martin Resource Management and on land we own. We use a marine dock for loading and unloading, and other common use facilities owned by Martin Resource Management under a perpetual use, ingress-egress and utility facilities easement.

(4)	In addition to the four tanks listed in the table above, the sulfur services business owns two sulfur tanks at our Stanolind Terminal. Martin Resource Management also owns two sulfuric acid tanks at the Stanolind terminal. On January 1, 2008, we acquired land, two sulfuric acid tanks and the marine dock and other common use facilities from Martin Resource Management, and transferred the two sulfur tanks from the sulfur services segment to the terminalling and storage segment.
     Inland Terminals. We own or operate six inland terminals. At Mont Belvieu, Texas, we own a rail unloading terminal where we unload and measure NGLs and transport these products via a half-mile pipeline to Enterprise Products Texas Operating L.P.’s NGL fractionator facility. Our fees for the use of this facility are based on the number of gallons unloaded at the terminal. In Beaumont, Texas we own Spindletop Terminal where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected. Our fees for the use of this facility are based on the number of barrels shipped from the terminal. In Channelview, Texas, we operate an inland terminal used for lubricant storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package, and ship our lubricants to our terminals or directly to customers. In Houston,

Texas, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates. In Port Neches, Texas, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based upon throughput rates. In Omaha, Nebraska, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.
     The following is a summary description our inland terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	34,000 sq. ft. Warehouse/15,000 Bbls	Lubricants	Lubricants blending and truck loading/unloading

Mont Belvieu	Mont Belvieu, Texas	20 rail car spaces	Propane-propylene mix	Rail car unloading

South Houston Asphalt	Houston, Texas	71,000 Bbls	Asphalt	Asphalt Processing and storage

Port Neches Asphalt	Port Neches, Texas	31,250 Bbls	Asphalt	Asphalt Processing and storage

Omaha Asphalt	Omaha, Nebraska	114,225 Bbls	Asphalt	Asphalt Processing and storage

Spindletop	Beaumont, Texas	90,000 Bbls	Natural Gasoline	Pipeline receipts and shipments
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
     We believe we successfully compete for terminal customers because of the strategic location of our terminals along the Gulf Coast, our integrated transportation services, our reputation, the prices we charge for our services and the quality and versatility of our services. Additionally, while some companies have significantly more terminalling and storage capacity than us, not all terminalling and storage facilities located in the markets we serve are equipped to properly handle specialty products such as asphalt, sulfur and sulfuric acid. As a result, our facilities typically command higher terminal fees when compared to fees charged for terminalling and storage of other petroleum products.
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
     NGL Facilities. We purchase NGLs primarily from natural gas processors and, to a lesser extent, major domestic oil refiners. We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:
•	storage of NGLs purchased in off-peak months;

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.
     The following is a summary description of our owned and leased NGL facilities:

NGL Facility(1)	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana(2)	2,000,000 barrels	Underground storage
	Hattiesburg, Mississippi(3)	100,000 barrels	Underground storage
	Mt. Belvieu, Texas(3)	40,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution

(1)	In addition, under a throughput agreement, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This terminal facility has a storage capacity of 8,000 barrels.

(2)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a re-determination of the lease rate for each subsequent year.

(3)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which have been renewed annually for more than 20 years.
     Our NGL customers that utilize these assets consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2007, we sold approximately 36% of our NGL volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 64% of our NGL volume to refiners and industrial processors.
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
     Prism Gas. Prism Gas is operated and reported as part of our natural gas services business segment, which has been expanded to include natural gas gathering and processing as well as the NGL services business described herein.
     Prism Gas has ownership interests in over 658 miles of natural gas gathering pipelines located in the natural gas producing regions of North Central Texas and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 250 MMcfd natural gas processing plant located in East Texas which is currently being expanded to 265 MMcfd. The underlying assets are in two operating areas:
     North Central Texas and East Texas
The North Central Texas and East Texas area assets consist of the Waskom Processing Plant, Woodlawn Pipeline Co., the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line, Bosque County Pipeline and the East Texas Gathering System.
•	Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 250 MMcfd of processing capacity with full fractionation facilities. Expansions to the processing plant were completed in March and June of 2007 increasing the capacity from 150 MMcfd to 250 MMcfd. In January 2007, the Waskom fractionator was expanded to a capacity of 12,500 barrels per day (“bpd”). In addition, an increase in the processing capacity of the plant to 265 MMcfd is expected to be completed by the end of the second quarter of 2008. For the years ended December 31, 2007 and 2006, inlet throughput and NGL fractionation averaged approximately 229 and 183 MMcfd and 8,725 and 7,677 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting
•	Woodlawn Plant and Gathering System — On May 2, 2007, we, through our subsidiary Prism Gas acquired 100% of the outstanding stock of Woodlawn. The results of Woodlawn’s operations have been included in our consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 Mcf/day processing plant. Prism Gas acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from the Woodlawn plant to the Texas Eastern Transmission pipeline system.
•	McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low pressure gathering system connected to the Waskom Processing Plant, providing processing and blending services for natural gas with high nitrogen and high liquids content gathered by the system. For the years ended December 31, 2007 and 2006, the McLeod Gathering System gathered approximately 5 and 6 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•	Hallsville Gathering System — The Hallsville Gathering System, which Prism Gas constructed in 2006 in Harrison County, Texas, provides gathering and centralized compression for producers in the Oak Hill Field of East Texas. The system operates at low pressure and redelivers gas to two interstate and three intrastate markets via the Oakhill Gathering System. For the years ended December 31, 2007 and 2006, the Hallsville Gathering System gathered approximately 17 and 10 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•	The Marshall Line — The Marshall Line is a 10” gathering line that Prism Gas began leasing from Kinder Morgan Texas in 2006. It is located in Harrison County, Texas. The Marshall Line gathers gas at intermediate pressure and feeds the Waskom Processing Plant. Prism Gas owns a consolidated 100% interest in the lease.

•	Bosque County Pipeline — The Bosque County Pipeline, gathers gas in four North Central Texas counties centered around Bosque County. Prism Gas owns an unconsolidated 20% non-operating interest in a partnership that owns the lease rights to the assets of the Bosque County Pipeline, with Panther Pipeline Ltd. owning a 42.5% operating interest and two unrelated parties owning the remaining 37.5% interest.

•	East Texas Gathering System — The East Texas Gathering System, located in Panola County, Texas, is comprised of gathering systems built to gather gas produced in this area to market outlets. Prism Gas owns a consolidated 100% interest in these systems.
     The natural gas supply for the Waskom Processing Plant, the Woodlawn Plant and Gathering System, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line and the East Texas Gathering System is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. Prism Gas’ East Texas Operating Area includes assets that provide gathering and processing services to producers in Cass, Gregg, Harrison, Panola, and Rusk Counties, Texas and Caddo Parish, Louisiana. The total number of wells permitted in Prism Gas’ East Texas Operating Area was 2,290 and 1,893 in calendar years 2007 and 2006, respectively. These annual permit numbers include 83 permits for horizontal wells in 2007 and 37 permits for horizontal wells in 2006. Improved technology, drilling applications and commodity prices have enhanced the economics of drilling in the Cotton Valley formation. This increase in drilling activity has provided us with access to newly developed natural gas supplies.
     The natural gas supply for the Bosque County Pipeline is expected to be derived primarily from natural gas wells in the Barnett Shale formation of North Central Texas. The Bosque County Pipeline is located in the southern extension of the Barnett Shale formation.
     Our primary suppliers of natural gas to the Waskom Processing Plant include BP America Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represented approximately 61% of the 183 MMcfd of natural gas supplied in 2006 and approximately 72% of the 229 MMcfd of natural gas supplied for the year ended December 31, 2007. A substantial portion (approximately 33%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership. We receive natural gas at the Waskom Processing Plant from our McLeod Gathering System. We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant. The tightening of pipeline dew point specifications and access to local markets with high NGL demand has resulted in increased trucked-in NGL volumes at the Waskom Processing Plant.  In October 2006, we began construction to expand the fractionator to 12,500 bpd to provide additional capacity for both the increase in NGL volumes from the plant expansions that were underway and this increase in trucked-in NGL volumes. This expansion was completed in late January 2007. The processing plant was expanded to 250 MMcfd in two phases with the first expansion of 30 MMcfd being completed in March 2007 and the second expansion of 70 MMcfd being completed in June 2007. Debottlenecking of the plant is underway which is expected to result in processing capacity of 265 MMcfd in the second quarter of 2008.
     There are currently five competing processing plants, with another two under construction, that compete or will compete with Waskom for natural gas supplies. Drilling activity in the Cotton Valley trend is moving north from the Panola-Harrison County line further into Harrison County. Our plant is the preferred gas plant for much of this new production due to its proximity to the increased drilling activity. In addition, the Waskom Processing Plant is the only plant in this area that has full fractionation capability with access to strong local markets for NGLs. Purchasers of NGLs fractionated at Waskom include various chemical companies and other industrial distributors.
     The processing contracts for the Waskom Processing Plant are primarily percent-of-liquids (POL) contracts, in which we retain a portion of the NGLs recovered as a processing fee, percent-of-proceeds (POP) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services and straight fee contracts in which we receive a fee for every Mcf of gas delivered to the plant. Currently, approximately 49% of the contracts are POL, 33% of the contracts are fee and 17% of the contracts are POP. There is currently only one minor contract for processing on a keep-whole basis.
     Woodlawn provides gathering and processing services. The Woodlawn gathering system provides both low and intermediate pressure gathering services. The gas is gathered to a 30 MMcfd refrigerated gas processing plant. The NGL’s that are recovered at Woodlawn are trucked to the Waskom Processing Plant for fractionation. Since acquiring Woodlawn the system has gathered and processed 21 MMcfd and recovered 223 bpd of NGL’s. The contracts on the Woodlawn system are primarily wellhead purchase with some POP contracts.
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
     The East Texas Gathering System was constructed in 2004 to tie producers into DCP Midstream’s gathering system in Panola County, Texas. These lines are sized to handle volumes that are expected to increase as producers continue to develop Cotton Valley sands in areas that were traditionally marginal. The existing East Texas Gathering System contracts are all fee-for-service contracts dependent on volumes gathered.
     Gulf Coast
The Gulf Coast area assets consist of the Fishhook Gathering System and the Matagorda Gathering System located offshore and onshore of the Texas Gulf Coast.
•	Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas and offshore federal waters, gathers and transports gas in both offshore and onshore areas. For both years ended December 31, 2007 and 2006, the Fishhook Gathering System gathered and transported approximately 32 MMcfd of natural gas. Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC (“PIPE”), the owner of the Fishhook Gathering System, with Panther Pipeline Ltd owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

•	Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas state waters, gathers gas in both the offshore and onshore areas. For the years ended December 31, 2007 and 2006, the Matagorda Offshore Gathering System gathered approximately 7 and 10 MMcfd of natural gas, respectively. Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.
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
     The Fishhook Gathering System is located in federal waters offshore from Beaumont, Texas and gathers gas from producers. This area is characterized by strong drilling activity with traditionally high volume, high decline wells. Typically, two to four of these traditional wells are drilled near the Fishhook Gathering System each year. Contracts on this system are 100% fee-for-service contracts with both the gathering fee and the maximum transmission fee stated in PIPE’s FERC Gas Tariff, on file with the Federal Energy Regulatory Commission. There are currently two competing pipelines in the area which limit our ability to increase margins on this system. However, we believe that our existing relationships with active producers will enable us to capture additional volumes from new production in this area.
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
     Marine Fleet. We own a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining and natural gas processing. Our marine transportation system operates coastwise along the Gulf of Mexico and on the United States inland waterway system, primarily between domestic ports along the Gulf of Mexico Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system. Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Each of our offshore tows consist of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge.

     We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	15	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur(1)

Inland tank barges	22	20,000 — 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline(1)

Inland push boats	18	800 — 3,800 horsepower	N/A

Offshore tank barges	4	40,000 bbl and 95,000 bbl	Asphalt, fuel oil and NGLs

Offshore tugboats	4	3,200 — 7,200 horsepower	N/A

(1)	One of our 15 inland tank barges with capacity of up to 20,000 bbl, and nine of our 22 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.
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
Sulfur Services Segment
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
     Sulfur-based fertilizers are manufactured chemicals containing nutrients known to improve the fertility of soils. Nitrogen, phosphorus, potassium and sulfur are the four most important nutrients for crop growth. These nutrients are found naturally in soils. However, soils used for agriculture become depleted of these nutrients and frequently require fertilizers rich in these essential nutrients to restore fertility. The Fertilizer Institute has estimated that the earth’s soil contains less than 20% of organic plant nutrients needed to meet worldwide food production needs. As a result, we believe mineral fertilizer production will continue to be an important industrial market.
     Industrial sulfur products (including sulfuric acid) are used in a wide variety of industries. For example, these products are used in power plants, paper mills, auto and tire manufacturing plants, food processing plants, road construction, cosmetics and pharmaceuticals. The largest consumers of industrial sulfur products are power plants, paper mills and rubber products manufacturers.
     Our Operations and Products. We gather molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. We transport sulfur by inland and offshore barges, rail cars and trucks. In 2007, we handled approximately 1.7 million long tons of molten sulfur. In the U.S.

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
     The terms of our commercial sulfur contracts typically range from one to five years in length. The prices in such contracts are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts that range from three to five years in duration.
     The sulfur prilling assets we acquired from the acquisition of Bay Sulfur in April 2005 are located at the Port of Stockton in California and are used to process molten sulfur into pellets. These dry, bulk pellets are stored and loaded at our facility at the Port of Stockton. The sulfur pellets are sold into certain U.S. and international agricultural markets. Our facility at the Port of Stockton can process approximately 1,000 metric tons of molten sulfur per day. In January 2007, we completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas. This facility has the capacity to process approximately 2,000 metric tons of molten sulfur per day. Our sulfur prilling facilities provide refiners with an alternative market for the sale of their residual sulfur.
     On July 15, 2005, we acquired the remaining partnership interests in CF Martin Sulphur, L.P. (“CF Martin Sulphur”) in which we owned a 49.5% interest since November, 2000 from CF Industries, Inc. and certain affiliates of Martin Resource Management for $18.9 million. Prior to the acquisition, CF Martin Sulphur was managed and operated by its general partner who was equally owned and controlled by certain affiliates of Martin Resource Management and CF Industries. Subsequent to the acquisition, we control the management of CF Martin Sulphur and conduct its day to day operations. These operation have been included in our consolidated financial statements and included in the financial presentation of our sulfur services segment.
     In late September 2007, we completed construction of a sulfuric acid production facility at our Plainview, Texas location. This facility processes molten sulfur to produce approximately 500 short tons of sulfuric acid per day. Our sulfuric acid facility provides our Plainview fertilizer plant with an economical supply of sulfuric acid and it uses approximately one third of the sulfuric acid produced by the Plainview facility. The remaining sulfuric acid production is sold to Martin Resource Management which markets the product to third parties.
     We entered the sulfur based fertilizer manufacturing business in 1990 through an acquisition. We acquired two additional fertilizer manufacturing companies in 1998. Over the next two years we expended significant resources to replace and update facilities and other assets and to integrate each of the businesses into our business. These acquisitions have subsequently increased the profitability of our fertilizer business. In December 2005, sulfur fertilizer production capacity was added with the purchase of the net operating assets of A & A Fertilizer, Ltd. (“A & A Fertilizer”). This production capacity is located at our Neches deep-water marine terminal near Beaumont, Texas.
     Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities. These products allow us to leverage the sulfur services segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 286,000 tons in 2007 as a result of acquisitions and internal growth.
     In the United States, fertilizer is generally sold to farmers through local dealers. These dealers are typically owned and supplied by much larger wholesale distributors. We sell primarily to these wholesale distributors, as well as to a small number of independent dealers throughout the United States. Our industrial sulfur products are marketed primarily in the eastern United States, where many paper manufacturers and power plants are located. Our products are sold in accordance with price lists that vary from state to state. These price lists are updated periodically to reflect changes in seasonal or competitive prices. We transport our fertilizer and industrial sulfur products to our customers using third party common carriers. We utilize rail shipments for large volume and long distance shipments where available.
     We manufacture and market the following sulfur-based fertilizer and related sulfur products:
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
     Our Sulfur Services Facilities.
     We lease approximately 180 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur
     As of December 31, 2007, we owned the following tanks as part of our sulfur services business:

Terminal	Location	Tanks(1)	Total Aggregate Capacity	Products Stored
Tampa (1)	Tampa, Florida	1	16,000 long tons	Molten sulfur
Stanolind (1)	Beaumont, Texas	2	30,000 long tons	Molten sulfur

1)	These tanks were transferred to our terminalling and storage business segment in January 2008.
     We own the following sulfur prilling facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur
Neches	Beaumont, Texas	2,000 metric tons per day	Molten and prilled sulfur
     We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Capacity	Description
Fertilizer plants (two)	Odessa, Texas	70,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Plainview Texas	180,000 tons/year	Fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons/year	Blending and packaging
Fertilizer plant strial sulfur plant	Beaumont, Texas	70,000 tons/year	Liquid sulfur fertilizer production
Industrial sulfur plant	Texarkana, Texas	18,000 tons/year	Emulsified sulfur production
Sulfuric acid plant	Plainview Texas	150,000 tons/year	Sulfuric acid production
     Competition. Seven phosphate fertilizer manufacturers together consume a vast majority of the total United States production of sulfur. These companies buy from resellers as well as directly from producers. We own one of the four vessels currently used to transport molten sulfur between United States ports on the Gulf of Mexico and Tampa, Florida. Our primary competition consists of producers that sell their production directly to a fertilizer manufacturer that has its own transportation assets or foreign suppliers from Mexico or Venezuela that may sell into the Florida market. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur products manufacturers. However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests.
     Seasonality. Sales of our agricultural fertilizer products are partly seasonal as a result of increased demand during the growing season.
Our Relationship with Martin Resource Management
     Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil processing facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	developing an underground natural gas storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal;

•	operating, solely for our account, an NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska.
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
     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $53.9 million of direct costs and expenses for the twelve months ended December 31, 2007 compared to $49.1 million for the twelve months ended December 31, 2006. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
     In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008 which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. We reimbursed Martin Resource Management for $1.5 million of indirect expenses for the twelve months ended December 31, 2007 and 2006. These indirect expenses covered a portion of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
     We also use the underground storage facilities owned by Martin Resource Management in our natural gas services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 2.0 million barrels. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.
     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 12%, 14% and 7% of our total cost of products sold during the years ended December 31, 2007, 2006 and 2005, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6%, 4% and 5% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. In connection with the closing of the Tesoro Marine asset acquisition in 2003, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
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
     Global Warming and Climate Change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering climate change-related legislation to restrict greenhouse gas emissions. At least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.
     Clean Water Act
     The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess penalties for releases of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff and that applicable facilities develop and implement plans for the management of storm water runoff (referred to as storm water pollution prevention plans or “SWPPPs”) as well as for the prevention and control of oil spills (referred to as spill prevention, control and countermeasure or “SPCC” plans). As part of the regular overall evaluation of our on-going operations, we are reviewing and, as necessary, updating SWPPPs for certain of our facilities, including facilities recently acquired. In addition, we have reviewed our SPCC plans and, where necessary, amended such plans to comply with applicable regulations adopted by EPA in 2002. We believe that compliance with the conditions of such permits and plans will not have a material effect on our operations.
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
     Regulations Affecting Natural Gas Transmission, Processing and Gathering
     We own a 50% non-operating interest in PIPE. PIPE’s Fishhook Gathering System transports natural gas in interstate commerce and is thus subject to FERC regulations and FERC-approved tariffs as a natural gas company under the National Gas Act of 1938 (the “NGA”). Under the NGA, FERC has issued orders requiring pipelines to provide open-access transportation on a basis that is equal for all shippers. In addition, FERC has the authority to regulate natural gas companies with respect to: rates, terms and conditions of service; the types of services PIPE may provide to its customers; the construction of new facilities; the acquisition, extension, expansion or abandonment of services or facilities; the maintenance and retention of accounts and records; and relationships of affiliated companies involved in all aspects of the natural gas and energy business.
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
Employees
     We do not have any employees. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 530 individuals who provide direct support to our operations. None of these employees are represented by labor unions.
Financial Information about Segments
     Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 20 to our consolidated financial statements included in this annual report on Form 10-K.
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
     We purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oils, LPGs, lubricants, asphalt and other bulk liquids, and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of hydrocarbon products and by-products can be volatile. Our revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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
Our NGL and sulfur-based fertilizer products are subject to seasonal demand and could cause our revenues to vary.
     The demand for NGL and natural gas is highest in the winter. Therefore, revenue from our natural gas services business is higher in the winter than in other seasons. Our sulfur-based fertilizer products experience an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these products may cause our results of operations to vary on a quarter to quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.
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
     The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2007 and 2006, Prism Gas purchased approximately 14% and 40%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.
     In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2006, the spot price of Henry Hub natural gas ranged from a high of $11.23 per MMBtu to a low of $4.75 per MMBtu. From January 1, 2007 through December 31, 2007, the same price ranged from $9.10 per MMBtu to $5.29 per MMBtu. On December 28, 2007 the spot price was $7.11 per MMBtu.
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
     As of December 31, 2007, Prism Gas has hedged approximately 77%, 24% and 17% of its commodity risk by volume for 2008, 2009 and 2010, respectively. These hedging arrangements are in the form of swaps for crude oil, natural gas, ethane, iso butane, normal butane and natural gasoline. We anticipate entering into additional hedges in 2008 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.
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
Panther Interstate Pipeline Energy, LLC is also subject to regulation by FERC with respect to issues other than ratemaking.
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
     We currently estimate that we will incur costs of less than $1.0 million between 2007 and 2010 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to he necessary as a result of the testing program, which costs could be substantial.

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
     Martin Resource Management and its subsidiaries currently hold 1,701,346 subordinated units 3,483,471 common units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier.
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
     If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our general partner and its affiliates, including Martin Resource Management, control 35.7% of our outstanding limited partnership units, our general partner initially cannot be removed without the consent of it and its affiliates.
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
     On November 14, 2007, 850,672 of our 2,552,018 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one for one basis following our distribution of available cash on such date. Additional conversion of our outstanding subordinated units will occur following our quarterly distributions of available cash provided that certain distribution thresholds are met by us.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2007. Our management concluded that our policies and procedures related to the review and resolution of identified reconciling items on product exchange reconciliations were not effective. This material weakness resulted in errors in the accounting for product exchange transaction which affect inventory and costs of products sold. The errors identified as a material weakness did not have a material impact on the financial statements related to the fourth quarter, but had the potential to do so. Please read “Item 9A. Controls and Procedures” for additional information regarding this material weakness.
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
     Martin Resource Management owns an approximate 34.9% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:
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
     In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alabama, Arkansas, California, Georgia, Florida, Illinois, Louisiana, Mississippi, Nebraska, Texas and Utah. We may do business or own property in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.
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
     In addition to the foregoing, as a result of an inspection by the U.S. Coast Guard of our tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, we have been informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78. In connection with this matter, two employees of Martin Resource Management who provide services to us were served with grand jury subpoenas during the fourth quarter of 2007. We are cooperating with the investigation and, as of the date of this report, no formal charges, fines and/or penalties have been asserted against us.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
     Our common units are traded on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” As of February 29, 2008 there were approximately 22 holders of record and approximately 9,525 beneficial owners of our common units. In addition, as of that date there were 1,701,346 subordinated units representing limited partner interests outstanding. All of the subordinated units are held by Martin Resource Management and its subsidiaries. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:
Fiscal 2007:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2007	$39.17	$32.96	$0.640	$0.640
June 30, 2007	$42.66	$39.48	$0.660	$0.660
September 30, 2007	$42.65	$34.62	$0.680	$0.680
December 31, 2007	$38.61	$35.33	$0.700	$0.700

Fiscal 2006:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2006	$31.95	$28.84	$0.610	$0.610
June 30, 2006	$32.03	$30.13	$0.610	$0.610
September 30, 2006	$33.85	$30.53	$0.610	$0.610
December 31, 2006	$35.60	$30.10	$0.620	$0.620
     On March 4, 2008, the last reported sales price of our common units as reported on the NASDAQ was $33.75 per unit.
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
     In connection with our public offering of 3,450,000 common units in January 2006, our general partner contributed $2.1 million in cash to us in order to maintain its 2% general partner interest in us.
     In connection with our public offering of 1,380,000 common units in May 2007, our general partner contributed $1.2 million in cash to us in order to maintain its 2% general partner interest in us.
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
     A total of 2,552,016 of our original 4,253,362 outstanding subordinated units owned by Martin Resource Management and its subsidiaries were converted into common units on a one-for-one basis following our quarterly cash distribution, 850,672 each on November 14, 2007, 2006 and 2005. The common units into which the subordinated units were converted were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Additional conversions of our 1,701,346 outstanding subordinated units may occur in the future provided that certain distribution thresholds provided in our partnership agreement are met by us.
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
     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007.
Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding, options	securities reflected in
Plan Category	and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	719,000
Total	0	$0	719,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.
     On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

     On May 2, 2007, we issued 1,000 restricted common units to each of our three independent directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

Item 6.	Selected Financial Data
     The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.
     The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Income Statement Data:
Revenues	$765,822	$576,384	$438,443	$294,144	$192,731

Cost of product sold	618,689	459,170	351,820	229,976	150,892
Operating expenses	83,533	65,387	46,888	34,475	21,590
Selling, general, and administrative	11,985	10,977	8,133	6,198	4,986
Depreciation and amortization	23,442	17,597	12,642	8,766	4,765

Total costs and expenses	737,649	553,131	419,483	279,415	182,233
Other operating income	703	3,356	—	—	589

Operating Income	28,876	26,609	18,960	14,729	11,087

Equity in earnings of unconsolidated entities	10,941	8,547	1,591	912	2,801
Interest expense	(14,533)	(12,466)	(6,909)	(3,326)	(2,001)
Debt prepayment premium	—	(1,160)	—	—	—
Other, net	299	713	238	11	94

Income before income taxes	25,583	22,243	13,880	12,326	11,981
Income taxes	644	—	—	—	—

Net Income	$24,939	$22,243	$13,880	$12,326	$11,981

Net income per limited partner unit	$1.67	$1.69	$1.58	$1.45	$1.64
Weighted average limited partner units	14,018,799	12,602,000	8,583,634	8,349,551	7,153,362

Balance Sheet Data (at Period End):

Total assets	$623,577	$457,461	$389,044	$188,332	$139,685
Due to affiliates	7,543	10,474	3,492	429	560
Long-term debt	225,000	174,021	192,200	73,000	67,000
Partner’s capital (owner’s equity)	235,848	198,525	95,565	75,534	45,892

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	58,017	39,317	32,334	12,812	$10,273
Investing activities	(127,103)	(95,098)	(138,742)	(34,322)	(27,621)
Financing activities	69,896	52,991	109,689	22,424	17,884

Other Financial Data:

Maintenance capital expenditures	10,342	12,391	5,100	5,182	2,773
Expansion capital expenditures	107,892	78,267	74,110	30,234	29,159

Total capital expenditures	$118,234	$90,658	$79,210	$35,416	$31,932

Cash dividends per common unit (in dollars)	$2.60	$2.44	$2.19	$2.10	$1.81

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum products and by-products

•	Natural gas services

•	Marine transportation services for petroleum products and by-products

•	Sulfur and sulfur-based products processing, manufacturing, marketing and distribution
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
     2007 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of Martin Resource Management Stanolind Assets. In January 2008, we acquired 7.8 acres of land, a deep water dock and two sulfuric acid tanks at our Stanolind terminal in Beaumont, from Martin Resource Management. In connection with this acquisition, we entered into a lease agreement with Martin Resource Management for use of the sulfuric acid tanks.
     Acquisition of Monarch Oil, Inc. In October 2007, the Partnership acquired the asphalt assets of Monarch Oil, Inc. and related companies consisting of property, plant and equipment. The assets are located in Omaha, Nebraska. We entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the facilities through a terminalling service agreement with fees based upon throughput rates and will bear all additional expenses to operate the facility.

     Acquisition of Mega Lubricants, Inc. In June 2007, we acquired all of the operating assets of Mega Lubricants, Inc. (“Mega Lubricants”) located in Channelview, Texas. The terminal is located on 5.6 acres of land, and consists of 38 tanks with a storage capacity of approximately 15,000 Bbls, pump and piping infrastructure for lubricant blending and truck loading and unloading operations, 34,000 square feet of warehouse space and an administrative office.
     Acquisition of Woodlawn Pipeline Co., Inc. In May 2007, we, through our subsidiary Prism Gas Systems I, L.P. (“Prism Gas”), acquired 100% of the outstanding stock of Woodlawn Pipeline Co., Inc. (“Woodlawn”). The results of Woodlawn’s operations have been included in the consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 Mcf/day processing plant. Prism Gas also acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from Woodlawn to the Texas Eastern Transmission pipeline system.
     Other Developments
     Sulfur Services Segment. Effective October 1, 2007, we made changes to the way we report our segments. During the fourth quarter of 2007, we made a significant internal reorganization of the sulfur and fertilizer businesses and implemented a new financial reporting system which grouped and reported financial results differently to management for sulfur and sulfur-based fertilizer products formerly reported in separate segments in our financial statements. Based on the changes in our financial reporting structure, the previously reported financial information for the sulfur and fertilizer segments have been combined into one segment known as the “Sulfur Services” segment. The prior-period segment data previously reported in the sulfur and fertilizer segments have been combined and restated in the new reporting segment to conform to the current period’s presentation.
     Expanded Credit Facility. Effective December 28, 2007, we increased its revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. As of December 31, 2007, we had approximately $95.0 million in revolving credit borrowings and $0.1 million in letters of credit outstanding under the revolving credit facility and $130.0 million under our term loan facility.
     Increased Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2007 of $0.70 per common and subordinated unit on January 22, 2008, reflecting an increase of $0.02 per unit over the quarterly distribution paid in respect of the third quarter of 2007.
     Conversion of Subordinated Units. On November 14, 2007, 850,672 of our 2,552,018 outstanding subordinated units owned by Martin Resource Management and its subsidiaries converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
     Public Offering. In May 2007, we completed a public offering of 1,380,000 common units, resulting in proceeds of $55.9 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.2 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility and to provide working capital.
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
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2007, we had designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     Product Exchanges
     We enter into product exchange agreements with third parties whereby we agree to exchange NGLs with third parties. We record the balance of NGLs due to other companies under these agreements at quoted market product prices and the balance of NGLs due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out method.
     Revenue Recognition
     Revenue for our four operating segments is recognized as follows:
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
     Sulfur Services – Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
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

     Prior to July 15, 2005, we used the equity method of accounting for our unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. On July 15, 2005, we acquired the remaining interests in CF Martin Sulphur not previously owned by us. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of our sulfur services segment
     Following our acquisition of Prism Gas in November 2005, we own an unconsolidated 50% interest in Waskom, the Matagorda, and PIPE. As a result, these assets are accounted for by the equity method and we do not include any portion of their net income in operating income.
     On June 30, 2006, we, through Prism Gas, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). This interest is accounted for by the equity method of accounting.
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
     We have performed the annual impairment tests as of September 30, 2007, September 30, 2006 and September 30, 2005, respectively. In performing such tests, we determined we had four “reporting units” which contained goodwill. These reporting units were in our four reporting segments: terminalling, natural gas services, marine transportation, and sulfur services.
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

     Reclassifications
     As previously reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, which was filed with the SEC on November 9, 2005, we converted to a new accounting system in August 2005. In connection with the system conversion, we closely examined expense classifications under the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses or costs of products sold. As a result, those expenses were set up in the new system with the new classification. Accordingly, it is necessary for us to reclassify the related expense items for fiscal years 2003 and 2004. Since the reclassifications, as indicated in the tables set forth below, had no impact on the prior periods’ revenues, operating income, cash flows from operations or net income, we have determined that the reclassifications are not material to our audited financial statements for the prior periods. Nonetheless, we are effecting the reclassifications for prior periods in order to provide comparative clarity and consistency among the 2003-2004 annual periods when compared to our financial reporting for our current 2007 fiscal year.
     The following tables set forth the effects of the reclassifications on certain line items within our previously reported consolidated statements of income for the years ended December 31, 2004 and 2003 (dollars in thousands), which statements of income and certain relevant footnotes thereto as well as the relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations for those periods have been updated.
Year Ended December 31, 2004
(In Thousands)

	Terminalling
	and Storage	NGL	Marine	Sulfur	Total
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$229,841
Cost of products sold (as reclassified)	6,775	197,859	—	25,342	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	32,423

Operating expenses (as reclassified)	8,494	1,185	24,796	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	4,599	8,385
Selling, general and administrative (as reclassified)	399	1,200	175	4,424	6,198
Year Ended December 31, 2003
(In Thousands)

	Terminalling
	and Storage	NGL	Marine	Sulfur	Total
Cost of products sold (as previously reported)	$107	$128,055	$—	$22,605	$150,767
Cost of products sold (as reclassified)	107	128,055	—	22,730	150,892
Operating expenses (as previously reported)	1,413	1,052	18,135	—	20,600

Operating expenses (as reclassified)	2,141	1,314	18,135	—	21,590
Selling, general and administrative (as previously reported)	1,180	1,362	305	3,254	6,101
Selling, general and administrative (as reclassified)	452	1,100	305	3,129	4,986
Our Relationship with Martin Resource Management
     Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement. Under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008 which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. We are required to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management also licenses certain of its trademarks and trade names to us under this omnibus agreement.
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
Our Relationship with CF Martin Sulphur, L.P.
     On July 15, 2005, we acquired all of the remaining limited partnership interests in CF Martin Sulphur from CF Industries, Inc. and certain affiliates of Martin Resource Management. Prior to this transaction, our unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, was accounted for using the equity method of accounting. In addition, on July 15, 2005, we acquired all of the outstanding membership interests in CF Martin Sulphur’s general partner. Subsequent to the acquisition, CF Martin Sulphur was a wholly owned partnership which is included in the consolidated financial presentation of our sulfur services segment. Effective March 30, 2006, CF Martin Sulphur was merged into us.
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
Results of Operations
     The results of operations for the twelve months ended December 31, 2007, 2006 and 2005 have been derived from our consolidated and condensed financial statements.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the twelve months ended December 31, 2007, 2006 and 2005.

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income (loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
			(In thousands)
Year ended December 31, 2007:
Terminalling and storage	$59,790	$(865)	$58,925	$10,745	$(472)	$10,273
Natural gas services	515,992	—	515,992	4,159	333	4,492
Marine transportation	63,533	(3,954)	59,579	7,949	(3,679)	4,270
Sulfur services	131,602	(276)	131,326	9,222	3,818	13,040
Indirect selling, general and administrative	—	—	—	(3,199)	—	(3,199)

Total	$770,917	$(5,095)	$765,822	$28,876	$—	$28,876

Year ended December 31, 2006:
Terminalling and storage	$36,606	$(389)	$36,217	$12,646	$(142)	$12,504
Natural gas services	389,735	—	389,735	4,239	—	4,239
Marine transportation	50,174	(2,339)	47,835	8,258	(1,847)	6,411
Sulfur services	102,646	(49)	102,597	4,719	1,989	6,708
Indirect selling, general and administrative	—	—	—	(3,253)	—	(3,253)

Total	$579,161	$(2,777)	$576,384	$26,609	$—	$26,609

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income (loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
Year ended December 31, 2005
Terminalling and storage	$32,962	$(64)	$32,898	$9,127	$187	$9,314
Natural gas services	301,676	—	301,676	6,003	—	6,003
Marine transportation	37,724	(2,273)	35,451	4,657	(2,273)	2,384
Sulfur services	68,418	—	68,418	2,636	2,086	4,722
Indirect selling, general and administrative	—	—	—	(3,463)	—	(3,463)

Total	$440,780	$(2,337)	$438,443	$18,960	$—	$18,960

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
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Our total revenues before eliminations were $770.9 million for the year ended December 31, 2007 compared to $579.2 million for the year ended December 31, 2006, an increase of $191.7 million, or 33%. Our operating income before eliminations was $28.9 million for the year ended December 31, 2007 compared to $26.6 million for the year ended December 31, 2006, an increase of $2.3 million, or 9%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues:
Services	$29,400	$24,182
Products	30,390	12,424

Total Revenues	59,790	36,606
Cost of products sold	26,298	9,999
Operating expenses	16,238	12,276
Selling, general and administrative expenses	139	112
Depreciation and amortization	6,358	4,700

	10,757	9,519

Other operating income (loss)	(12)	3,127

Operating income	$10,745	$12,646

     Revenues. Our terminalling and storage revenues increased $23.2 million, or 63%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Service revenue accounted for $5.2 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the end of 2006 and throughout 2007. Product revenue increased $18.0 million primarily due to the Mega Lube acquisition, and, exclusive of Mega Lube, a 29% increase in product cost that was passed through to our customers. There was also a 22% increase in sales volumes.
     Cost of products sold. Our cost of products sold increased $16.3 million, or 163% for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily a result of the Mega Lube acquisition, an increase in product cost and an increase in sales volumes.
     Operating expenses. Operating expenses increased $4.0 million, or 32%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was result of our recent acquisitions and capital projects placed into service during the end of 2006 and throughout 2007. The increase was also a result of increased operating activities and an increase in costs of those activities at our terminals.
     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for the year ended December 31, 2007 compared to the year ended December 31, 2006.
     Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 35%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily a result of our recent acquisitions and capital expenditures.
     Other operating income (loss). Other operating income for the year ended December 31, 2007 consisted solely of a loss related to the sale of equipment. Other operating income for the year ended December 31, 2006 consisted primarily of a gain of $3.1 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita.
     In summary, terminalling and storage operating income decreased $1.9 million, or 15%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.
   Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues:
NGLs	$481,018	$372,997
Natural gas	35,983	13,773
Non-cash mark to market adjustment of commodity derivatives	(3,104)	221
Gain (loss) on cash settlements of commodity derivatives	(611)	894
Other operating fees	2,706	1,850

Total revenues	515,992	389,735

Cost of products sold:
NGLs	461,489	361,941
Natural gas	34,485	12,277

Total cost of products sold	495,974	374,218

Operating expenses	7,082	5,240
Selling, general and administrative expenses	5,524	4,373
Depreciation and amortization	3,252	1,667

	4,160	4,237

Other operating income	(1)	2

Operating income	$4,159	$4,239

NGLs Volumes (Bbls)	8,266	7,688

Natural Gas Volumes (Mmbtu)	5,550	2,107

*	Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments which are reflected in Equity in Earnings of Unconsolidated Entities detailed below.

Equity in Earnings of Unconsolidated Entities	$10,941	$8,547

Waskom:
Plant Inlet Volumes (Mmcf/d)	229	183

Frac Volumes (Bbls/d)	8,725	7,677

     Revenues. Our natural gas services revenues increased $126.3 million, or 32% for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to increased natural gas and NGL volumes, in addition to higher commodity prices.
     For the year ended December 31, 2007, NGL revenues increased $108.0 million, or 29% and natural gas revenues increased $22.2 million, or 161% compared to the year ended December 31, 2006. NGL sales volumes for the year increased 8% and natural gas volumes increased 163% compared to the same period of 2006. During 2007, our NGL average sales price per barrel increased $9.68 or 20% and our natural gas average sales price per Mmbtu decreased $0.05, or 1% compared to the same period of 2006. The increase in NGL volumes is primarily due to increased industrial demand experienced during 2007 and the increase in natural gas volumes is primarily due to the Woodlawn acquisition, completed in the second quarter of 2007.
     Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the year ended December 31, 2007, 46% of our total natural gas volumes and 53% of our total NGL volumes were hedged as compared to 53% and 64%, respectively for the year ended December 31, 2006. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $3.7 million for 2007 compared to an increase of $1.1 million in the same period of 2006.
     Costs of product sold. Our cost of products increased $121.8 million, or 33%, for the year ended December 31, 2007 compared to the same period of 2006. Of the increase, $99.6 million relates to NGLs and $22.2 million relates to natural gas. The percentage increase in NGL cost of products sold is less than our percentage increase in NGL revenues as our NGL per barrel margins increased $0.92, or 64%, primarily due to continued rising NGL prices in 2007. The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues, which caused our Mmbtu margins to decrease by 62%, as a result of the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
     Operating expenses. Operating expenses increased $1.8 million, or 35%, for the year ended December 31, 2007 compared to the same period of 2006. This increase is primarily due to the Woodlawn acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million, or 26%, for the year ended December 31, 2007 compared to the same period of 2006. This increase primarily is primarily due to the Woodlawn acquisition.
     Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 95%, for the year ended December 31, 2007 compared to the same period of 2006. This increase was primarily a result of the Woodlawn acquisition
     In summary, our natural gas services operating income decreased $0.1 million, or 2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $10.9 million and $8.5 million for the year ended December 31, 2007 and 2006, respectively, an increase of 28%. This increase is primarily a result of completing the expansions to the Waskom plant and the Waskom fractionator in the first half of 2007, resulting in our inlet volumes and fractionation volumes increasing 25% and 14%, respectively.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues	$63,533	$50,174
Operating expenses	46,946	34,946
Selling, general and administrative expenses	535	587
Depreciation and amortization	8,819	6,609

	7,233	8,032

Other operating income	716	226

Operating income	$7,949	$8,258

     Revenues. Our marine transportation revenues increased $13.4 million, or 27%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Our inland marine assets generated an additional $12.4 million in revenue from increased utilization of our fleet as a result of a geographical redistribution of our assets on the Gulf Coast. We also had increased contract rates and operated an additional number of leased vessels. Our offshore revenues increased $1.0 million primarily from the acquisition of an integrated tug barge unit in the fourth quarter of 2006.
     Operating expenses. Operating expenses increased $12.0 million, or 34%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. We experienced increases in salaries and wages, repair and maintenance expenses, increased shipyard costs and outside towing expenses.
     Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for the year ended December 31, 2007 compared to the year ended December 31, 2006.
     Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 33%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was the result of capital expenditures made in the last 12 months.
     Other operating income. Other operating income increased $0.5 million, or 217%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase consisted of gains on the sale of property and equipment.
     In summary, our marine transportation operating income decreased $0.3 million, or 4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.
     Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur services segment.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues	$131,602	$102,646
Cost of products sold	97,747	76,372
Operating expenses	17,033	14,283
Selling, general and administrative expenses	2,587	2,651
Depreciation and amortization	5,013	4,621

Operating income	$9,222	$4,719

Sulfur Services Volumes (long tons)	1,420.9	1,025.2

     Revenues. Our sulfur services revenues increased $29.0 million, or 28%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily a result of a 39% increase in sales volume. The sales volume increase was due to a new molten sulfur sales contract negotiated in 2007 and increased demand for our sulfur-based products, driven by higher agricultural commodity prices.
     Cost of products sold. Our cost of products sold increased $21.4 million, or 28%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This percentage increase was the same as our percentage increase in sales, as our margin per ton was approximately the same for both years.
     Operating expenses. Our operating expenses increased $2.8 million, or 19%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was a result of increased marine transportation costs relating to increased crew wages, outside towing expense incurred for leased vessels due to down time of vessels owned by the sulfur services segment and repairs and maintenance on vessels owned by the sulfur services segment to bring them up to higher quality standards adopted by our marine transportation group.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses decreased $0.1 million, or 2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

     Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. This is attributable to our sulfuric acid facility coming online in the fourth quarter of 2007.
     In summary, our sulfur services operating income increased $4.5 million, or 95%, for the year ended December 31, 2007 compared to the year ended December 31, 2006
     Statement of Operations Items as a Percentage of Revenues
     In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2007 and December 31, 2006. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues	100%	100%
Cost of products sold	81%	80%
Operating expenses	11%	11%
Selling, general and administrative expenses	2%	2%
Depreciation and amortization	3%	3%
     Equity in Earnings of Unconsolidated Entities
     For the years ended December 31, 2007 and 2006, equity in earnings of unconsolidated entities relates to our unconsolidated interest in BCP subsequent to its acquisition on June 30, 2006 and the unconsolidated interests in Waskom, Matagorda and PIPE.
     Interest Expense
     Our interest expense for all operations was $14.5 million for 2007 compared to $13.6 million for 2006, an increase of $0.9 million, or 7%. This increase was primarily due to an increase in average debt outstanding offset by a decrease in interest rates throughout 2007 compared to 2006 which also included a debt prepayment premium of $1.2 million. Also, we had non-cash mark-to-market charges of $0.8 million which increased interest expense in 2007.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $3.2 million for 2007 compared to $3.3 million for 2006, a decrease of $0.1 million or 2%.
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
     In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008 which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.5 million for both the years ended December 31, 2007 and 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Our total revenues before eliminations were $579.2 million for the year ended December 31, 2006 compared to $440.8 million for the year ended December 31, 2005, an increase of $138.4 million, or 31%. Our operating income before eliminations was $26.6 million for the year ended December 31, 2006 compared to $19.0 million for the year ended December 31, 2005, an increase of $7.6 million, or 40%.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues:
Services	$24,182	$23,145
Products	12,424	9,817

Total Revenues	36,606	32,962

Cost of products sold	9,999	8,267
Operating expenses	12,276	10,942
Selling, general and administrative expenses	112	250
Depreciation and amortization	4,700	4,376

	9,519	9,127

Other operating income	3,127	—

Operating income	$12,646	$9,127

     Revenues. Our terminalling and storage revenues increased $3.6 million, or 11%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Service revenue accounted for $1.0 million of this increase. The service revenue increase was primarily a result of acquisitions of our Corpus Christi terminal, and two asphalt terminals. Product revenue increased $2.6 million due to an 18% increase in product cost that was passed through to our customers, and a 5% increase in sales volume.
     Cost of products sold. Our cost of products sold increased $1.7 million, or 21% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily a result of an 18% increase in product cost, and a 5% increase in sales volumes.
     Operating expenses. Operating expenses increased $1.3 million, or 12%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was result of our acquisitions made in 2006, and also a result of increased operating activities and an increase in costs of those activities at our terminals. This accounted for $1.9 million of increased operating expenses, which was offset by a decrease in hurricane expenses of $0.5 million.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million, or 55%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 7%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily a result of our acquisitions made in 2006.
     Other operating income. Other operating income for the year ended December 31, 2006 consisted primarily of a gain of $3.1 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita.
     In summary, terminalling and storage operating income increased $3.5 million, or 39%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues:
NGLs	$372,997	$295,947
Natural gas	13,773	4,999
Non-cash mark to market adjustment of commodity derivatives	221	747
Gain (loss) on cash settlements of commodity derivatives	894	(235)
Other operating fees	1,850	218

Total revenues	389,735	301,676

Cost of products sold:
NGLs	361,941	286,339
Natural gas	12,277	4,770

Total cost of products sold	374,218	291,109

Operating expenses	5,240	2,455
Selling, general and administrative expenses	4,373	1,753
Depreciation and amortization	1,667	356

	4,237	6,003

Other operating income	2	—

Operating income	$4,239	$6,003

NGLs Volumes (Bbls)	7,688	6,441

Natural Gas Volumes (Mmbtu)	2,107	478

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$8,547	$1,369

Waskom:
Plant Inlet Volumes (Mmcf/d)	183	160

Frac Volumes (Bbls/d)	7,677	7,390

     Revenues. Our natural gas services revenues increased $88.1 million, or 29%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $21.2 million is related to our historical NGL distribution segment. The increase is primarily due from an increase in our average sales price per gallon of 10% in 2006 compared to 2005, as our sales volumes in the two periods remained approximately the same. This price increase was due to a general increase in the prices of NGL’s.
     The remaining $66.9 million increase is related to our acquisition of Prism Gas, as we experienced a full year of operations. These revenues are comprised of $55.9 million of NGL sales, $8.8 million of natural gas sales and $1.6 million of gathering and processing fees. Also, contributing to the increase was $0.6 million of increases in gains on derivative contracts.
     Costs of product sold. Our cost of products increased $83.1 million, or 29%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $21.9 million is related to our historical NGL distribution segment. This increase was higher than the increase in our historical NGL revenues, as our per gallon margin decreased by 5%. In 2005, our historical NGL distribution segment benefited from extraordinary market conditions due to gulf coast hurricanes. These market conditions resulted in a rapid increase in NGL prices allowing us to surpass our historical margins of approximately $0.025 per gallon and experience a margin of approximately $0.04 per gallon. For 2005, in our historical NGL segment, we experienced margins of approximately $.03 per gallon. The balance of the increase of $61.2 million relates to costs resulting from our Prism Gas acquisition, as we experienced a full year of operations.

     Operating expenses. Operating expenses increased $2.8 million, or 113%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. An increase of $0.6 million was a result of additional operating expenses incurred from the East Texas Pipeline acquisition, and $1.9 million resulted from the Prism Gas acquisition. Both of these acquisitions occurred in 2005. The remaining increase was a result of increased operating costs in our historical NGL distribution segment.
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
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $8.5 million for the year ended December 31, 2006 compared to $1.4 for the year ended December 31, 2005. In connection with the Prism Gas acquisition on November 10, 2005, we acquired an unconsolidated 50% interest in Waskom Gas Processing Company and the Matagorda Offshore Gathering System. We also acquired a 50% interest in Panther Interstate Pipeline Energy LLC, the owner of the Fishhook Gathering System. As a result, these interests are accounted for using the equity method of accounting and we do not include any portion of their net income in our operating income.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$50,174	$37,724
Operating expenses	34,946	27,768
Selling, general and administrative expenses	587	357
Depreciation and amortization	6,609	4,942

	8,032	4,657

Other operating income	226	—

Operating income	$8,258	$4,657

     Revenues. Our marine transportation revenues increased $12.5 million, or 33%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our offshore revenues increased $9.5 million primarily from the acquisition of two integrated tug barge units. Our inland marine assets, coupled with leased inland marine assets, had increased revenues of $3.0 million from increased utilization of our fleet as a result of a geographical redistribution of our assets on the Gulf Coast. We also had increased contract rates, and operated an additional number of leased vessels.
     Operating expenses. Operating expenses increased $7.2 million, or 26%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily a result of associated costs from our offshore marine vessel acquisitions. We experienced increases in other operating costs including fuel, salaries and wages, insurance premiums and repair and maintenance expenses from increased shipyard costs.
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
     In summary, our marine transportation operating income increased $3.6 million, or 77%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur segment.

	Years Ended December 31,
	2006	2005
	(In thousands)
Revenues	$102,646	$68,418
Cost of products sold	76,372	52,645
Operating expenses	14,283	7,859
Selling, general and administrative expenses	2,651	2,310
Depreciation and amortization	4,621	2,968

Operating income	$4,719	$2,636

Equity in Earnings of Unconsolidated Entities	$—	$222

Volumes (long tons)	1,025.2	656.8

     Our sulfur services segment included only sulfur-based products prior to the April 2005 acquisition of a sulfur priller and related assets located in Stockton, California. On July 15, 2005, we purchased the equity interests of CF Martin Sulphur not owned by us. Since that date, the results of CF Martin Sulphur have been added to the results reported in the above table. Prior to July 15, 2005, we owned an unconsolidated noncontrolling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. On July 15, 2005, CF Martin Sulphur became a wholly-owned subsidiary of the Partnership and all intercompany transactions were eliminated in consolidation. As of March 30, 2006, CF Martin Sulphur merged into Martin Operating Partnership L.P. and continues to be reported in our sulfur services segment. On January 2, 2006, we placed into service a newly constructed sulfur priller at our Neches terminal in Beaumont, Texas.
     The results of operation for the twelve month period ended December 31, 2005, includes twelve months of operations at the sulfur-based products facilities but only includes operations at the Stockton, California priller facility from April 2005 through December 2005 and CF Martin Sulphur from July 15, 2005 through December 2005. The 2005 sulfur services acquisitions impacted our changes in financial performance for the year ended December 31, 2006 compared to the year ended December 31, 2005 as follows:
     Revenues. Our sulfur services revenues increased $34.2 million, or 50%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Cost of products sold. Our cost of products sold increased $23.7 million, or 45%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Operating expenses. Our operating expenses increased $6.4 million, or 82%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.3 million, or 15%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
     Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 56%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

     In summary, our sulfur services operating income increased $2.1 million, or 79%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
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
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $3.3 million for 2006 compared to $3.5 million for 2005, a decrease of $0.2 million or 6%. This was primarily due to a decrease of $0.5 million in costs relating to compliance with the requirements of the Sarbanes-Oxley Act of 2002. This decrease was offset by an increase in overhead allocation of $0.3 million from Martin Resource Management.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008 which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. Martin Resource Management allocated indirect selling, general and administrative expenses of $1.5 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005.

Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     In 2007, cash increased $0.8 million as a result of $58.0 million provided by operating activities, $127.1 million used in investing activities and $69.9 million provided by financing activities. In 2006, cash decreased $2.8 million as a result of $39.3 million provided by operating activities, $95.1 million used in investing activities and $53.0 million provided by financing activities. In 2005, cash increased $2.9 million as a result of $32.0 million provided by operating activities, $138.7 million used in investing activities and $109.7 million provided by financing activities.
     For 2007, our investing activities of $127.1 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $1.2 million and $8.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2007, respectively. For 2006, our investing activities of $95.1 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships. For 2005, our investing activities of $138.7 consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships.
     Generally, our capital expenditure requirements have consisted, and we expect that our capital requirements will continue to consist, of:
•	maintenance capital expenditures, which are capital expenditures made to replace assets to maintain our existing operations and to extend the useful lives of our assets; and

•	expansion capital expenditures, which are capital expenditures made to grow our business, to expand and upgrade our existing marine transportation, terminalling, storage and manufacturing facilities, and to construct new plants, storage facilities, terminalling facilities and new marine transportation assets.
     For 2007, 2006 and 2005 our capital expenditures for property and equipment were $118.2 million, $90.7 million, and $79.2 million, respectively.
     As to each period:
•	In 2007, we spent $107.9 million for expansion and $10.3 million for maintenance (including $3.7 million for maintenance in the fourth quarter of 2007). Our expansion capital expenditures were made in connection with the Woodlawn and Mega Lubricants acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.3 million spent in connection with the restoration of assets destroyed in hurricanes Rita and Katrina.

•	In 2006, we spent $78.3 million for expansion and $12.4 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, acquiring assets relating to the South Houston and Prime Asphalt terminal acquisitions, the Corpus Christi barge terminal, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $4.7 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

•	In 2005, we spent $74.1 million for expansion and $5.1 million for maintenance. Our expansion capital expenditures were primarily made in connection with the Prism Gas and CF Martin acquisitions, the Bay sulfur priller acquisition in Stockton, California, and the sulfur priller construction project at our Neches facility in Beaumont, Texas. Also, we were constructing a sulfuric acid plant at our facility in Plainview, Texas and we acquired A & A Fertilizer located in Beaumont, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities.
     In 2007, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $37.9 million, net proceeds from a follow-on public equity offering of $55.9 million, contributions of $1.2 million from our general partner to maintain its 2% general partner interest, payments of long-term debt under our current and predecessor credit facilities of $169.0 million and borrowings of long-term debt under our current and predecessor credit facilities of $220.0 million and payments of debt issuance costs of $0.3 million.
     In 2006, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $32.1 million, net proceeds from a follow-on public equity offering of $95.3 million, net proceeds from the issuance of common units of $15.0 million, contributions of $2.4 million from our general partner to maintain its 2% general partner interest, payments of long-term debt under our current and predecessor credit facilities of $163.0 million and borrowings of long-term debt under our current and predecessor credit facilities of $135.8 million and payments of debt issuance costs of $0.4 million.
     In 2005, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $19.0 million, payments of long-term debt under our current and predecessor credit facilities of $134.1 million and borrowings of long-term debt under our current and predecessor credit facilities of $250.9 million and payments of debt issuance costs of $3.7 million. In November, 2005, we issued 756,480 common units valued at $15.0 million in connection with acquisition of Prism Gas. Our general partner contributed $0.5 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of December 31, 2007, we had $225.0 million of outstanding indebtedness, consisting of outstanding borrowings of $95.0 million under our revolving credit facility and $130.0 million under our term loan facility.
     In May 2007, we completed a follow-on public offering of 1,380,000 common units, resulting in proceeds of $55.9 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.2 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility and to provide working capital.
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

     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2007 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$95,000	$—	$95,000	$—	$—
Term loan facility	130,000	—	130,000	—	—
Other	21	21	—	—	—
Non-competition agreements	750	250	300	100	100
Operating leases	28,190	3,562	9,582	5,294	9,752
Interest expense(1)
Revolving Credit Facility	12,115	6,481	5,634	—	—
Term loan facility	16,978	9,082	7,896	—	—
Other	1	1	—	—	—

Total contractual cash obligations	$283,055	$19,397	$248,412	$5,394	$9,852

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
  Letter of Credit At December 31, 2007, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
  Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
  Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2007, we had $95.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $170.6 million to a high of $239.4 million. As of December 31, 2007, we had $99.9 million available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 1.75%. Effective January 1, 2008, the applicable margin for existing borrowings will increase to 2.00%. As a result of our leverage ratio test as of December 31, 2007, effective April 1, 2008, the applicable margin for existing borrowings will remain at 2.00%. We incur a commitment fee on the unused portions of the credit facility.
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
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. We were in compliance with the debt covenants contained in the credit facility for the years ended December 31, 2007 and 2006.
     On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made in 2007 and 2006. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     As of March 4, 2008, our outstanding indebtedness includes $268.5 million under our credit facility.
Seasonality
     A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and sulfur-based fertilizer products, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive approximately half of our net income from our terminalling and storage, marine transportation, natural gas and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted our operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2007, 2006 and 2005. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure our unitholders that we will be able to pass along increased costs to our customers.
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
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2007, 2006 or 2005.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the year ended December 31, 2007, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of December 31, 2007.
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
     We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Shell Energy North America (US), L.P., Morgan Stanley Capital Group Inc. and Wachovia Bank.
     On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, and have established a maximum credit limit threshold pursuant to our hedging policy and monitor the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, we are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas, ethane, iso butane, normal butane and natural gasoline.
     Based on estimated volumes, as of December 31, 2007, Prism Gas had hedged approximately 77%, 24%, and 17% of its commodity risk by volume for 2008, 2009, and 2010, respectively. As of December 31, 2007, commodity derivative assets of $235 were included in other current assets on the balance sheet. Commodity derivative liabilities of $3,261 were included in current liabilities and $2,140 were included in long-term liabilities on the balance sheet. We anticipate entering into additional commodity derivatives on an ongoing basis to manage risk associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements. In addition, we will enter into derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place
As of December 31, 2007

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Iso Butane	1,000 BBL/Month	Iso Butane Swap ($75.90)	Mt. Belvieu (Non-TET)
2008	Normal Butane	2,000 BBL/Month	Normal Butane Swap ($75.06)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($87.31)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.10)	Mt. Belvieu (Non-TET)
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
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
Interest Rate Risk
     We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 6.81% as of December 31, 2007. We had a total of $225.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $55.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on December 31, 2007, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.
     As of March 4, 2008, we had a total of $268.5 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of unhedged floating rate debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $0.7 million annually.

Item 8. Financial Statements and Supplementary Data
The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an adverse opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.
KPMG LLP
/s/ KPMG LLP
Shreveport, Louisiana
March 5, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
     The Company’s policies and procedures related to the review and resolution of identified reconciling items on product exchange reconciliations were not effective. This material weakness resulted in errors in the accounting for product exchange transactions which affect inventory and cost of products sold. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 5, 2008, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Martin Midstream Partners L.P. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 5, 2008

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash	$4,113	$3,303
Accounts and other receivables, less allowance for doubtful accounts of $211 and $394	88,039	56,712
Product exchange receivables	10,912	7,076
Inventories	51,798	33,019
Due from affiliates	2,325	1,330
Other current assets	819	2,041

Total current assets	158,006	103,481

Property, plant, and equipment, at cost	441,117	323,967
Accumulated depreciation	(98,080)	(76,122)

Property, plant and equipment, net	343,037	247,845

Goodwill	37,405	27,600
Investment in unconsolidated entities	75,690	70,651
Other assets, net	9,439	7,884

	$623,577	$457,461

Liabilities and Capital

Current installments of long-term debt	$21	$74
Trade and other accounts payable	104,598	53,450
Product exchange payables	24,554	14,737
Due to affiliates	7,543	10,474
Income taxes payable	602	86
Other accrued liabilities	13,930	3,876

Total current liabilities	151,248	82,697

Long-term debt	225,000	174,021
Deferred income taxes	8,815	—
Other long-term obligations	2,666	2,218

Total liabilities	387,729	258,936

Partners’ capital	242,610	198,403
Accumulated other comprehensive income (loss)	(6,762)	122

Total partners’ capital	235,848	198,525

Commitments and contingencies
	$623,577	$457,461

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per unit amounts)
Revenues:
Terminalling and storage	$29,400	$24,182	$23,081
Marine transportation	59,579	47,835	35,451
Product sales:
Natural gas services	515,992	389,735	301,676
Sulfur services	131,326	102,597	68,418
Terminalling and storage	29,525	12,035	9,817

	676,843	504,367	379,911

Total revenues	765,822	576,384	438,443

Costs and expenses:
Cost of products sold:
Natural gas services	495,641	374,218	291,109
Sulfur services	97,577	75,165	52,632
Terminalling and storage	25,471	9,787	8,079

	618,689	459,170	351,820

Expenses:
Operating expenses	83,533	65,387	46,888
Selling, general and administrative	11,985	10,977	8,133
Depreciation and amortization	23,442	17,597	12,642

Total costs and expenses	737,649	553,131	419,483

Other operating income	703	3,356	—

Operating income	28,876	26,609	18,960

Other income (expense):
Equity in earnings of unconsolidated entities	10,941	8,547	1,591
Interest expense	(14,533)	(12,466)	(6,909)
Debt prepayment premium	—	(1,160)	—
Other, net	299	713	238

Total other income (expense)	(3,293)	(4,366)	(5,080)

Net income before taxes	25,583	22,243	13,880
Income taxes	644	—	—

Net income	$24,939	$22,243	$13,880

General partner’s interest in net income	$1,564	$949	$278
Limited partners’ interest in net income	$23,375	$21,294	$13,602
Net income per limited partner unit — basic and diluted	$1.67	$1.69	$1.58

Weighted average limited partner units — basic	14,018,799	12,602,000	8,583,634
Weighted average limited partner units — diluted	14,022,545	12,604,425	8,583,634
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
For the years ended December 31, 2007, 2006 and 2005

	Partners’ Capital
					General	Accumulated
	Limited Partners				Partner	Comprehensive
	Common		Subordinated			Income
	Units	Amount	Units	Amount	Amount	Amount	Total
			(Dollars in thousands)
Balances — December 31, 2004	4,222,500	$79,680	4,253,362	$(4,772)	$626	—	$75,534

Net income	—	6,756	—	6,846	278	—	13,880

Units issued in connection with Prism Gas acquisition	756,480	24,616	—	—	—	—	24,616

Conversion of subordinated units to common units	850,672	(1,599)	(850,672)	1,599	—	—	—

General partner contribution	—	—	—	—	502	—	502

Cash distributions ($2.19 per unit)	—	(9,247)	—	(9,315)	(405)	—	(18,967)

Balances — December 31, 2005	5,829,652	100,206	3,402,690	(5,642)	1,001	—	95,565

Net income	—	16,069	—	5,225	949	—	22,243

Follow-on public offering	3,450,000	95,272	—	—	—	—	95,272

Issuance of common units	470,484	15,000	—	—	—	—	15,000

General partner contribution	—	—	—	—	2,358	—	2,358

Conversion of subordinated units to common units	850,672	(2,495)	(850,672)	2,495	—	—	—

Unit-based compensation	3,000	24	—	—	—	—	24

Cash distributions ($2.44 per unit)	—	(22,650)	—	(8,302)	(1,107)	—	(32,059)

Commodity hedging gains reclassified to earnings	—	—	—	—	—	2	2

Adjustment in fair value of derivatives	—	—	—	—	—	120	120

Balances — December 31, 2006	10,603,808	$201,426	2,552,018	$(6,224)	$3,201	$122	$198,525

Net Income	—	19,781	—	3,594	1,564	—	24,939

Follow-on public offering	1,380,000	55,933	—	—	—	—	55,933

General partner contribution	—	—	—	—	1,192	—	1,192

Conversion of subordinated units to common units	850,672	(3,243)	(850,672)	3,243	—	—	—

Unit-based compensation	3,000	46	—	—	—	—	46

Cash distributions ($2.60 per unit)	—	(29,423)	—	(6,635)	(1,845)	—	(37,903)

Commodity hedging gains reclassified to earnings	—	—	—	—	—	478	478

Adjustment in fair value of derivatives	—	—	—	—	—	(7,362)	(7,362)

Balances — December 31, 2007	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$235,848

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net income	$24,939	$22,243	$13,880
Changes in fair values of commodity cash flow hedges	(3,569)	370	—
Cash flow hedging gains reclassified to earnings	478	2	—
Changes in fair value of interest rate cash flow hedges	(3,793)	(250)	—

Comprehensive income	$18,055	$22,365	$13,880

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$24,939	$22,243	$13,880

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,442	17,597	12,642
Amortization of deferred debt issue costs	1,233	1,040	600
Deferred income taxes	(149)	—	—
Gain on disposition or sale of property, plant, and equipment	(703)	(231)	(37)
Gain on involuntary conversion of property, plant, and equipment	—	(3,125)	—
Equity in earnings of unconsolidated entities	(10,941)	(8,547)	(1,591)
Distributions from unconsolidated entities	1,523	541	231
Distribution in-kind from unconsolidated entities	9,337	8,311	1,115
Non-cash derivatives (gain) loss	3,904	(389)	(555)
Other	46	24	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(27,066)	13,763	(10,565)
Product exchange receivables	(3,836)	(4,935)	(1,974)
Inventories	(18,297)	890	(4,474)
Due from affiliates	(995)	145	417
Other current assets	198	115	36
Trade and other accounts payable	47,535	(13,937)	27,669
Product exchange payables	9,817	5,113	(8,238)
Due to affiliates	(2,931)	6,982	3,063
Income taxes payable	245	—	—
Other accrued liabilities	870	(5,912)	(496)
Change in other non-current assets and liabilities, net	(154)	(386)	254

Net cash provided by operating activities	58,017	39,302	31,977

Cash flows from investing activities:
Payments for property, plant, and equipment	(82,164)	(66,352)	(24,814)
Acquisitions, net of cash acquired	(41,271)	(24,306)	(114,167)
Proceeds from sale of property, plant, and equipment	1,290	1,825	95
Insurance proceeds from involuntary conversion of property, plant and equipment	—	4,812	—
Return of investments from unconsolidated entities	1,952	433	466
Investments in unconsolidated entities	(6,910)	(11,510)	(322)

Net cash used in investing activities	(127,103)	(95,098)	(138,742)

Cash flows from financing activities:
Payments of long-term debt	(169,024)	(163,010)	(134,091)
Net proceeds from follow on public offering	55,933	95,272	—
General partner contribution	1,192	2,358	502
Proceeds from long-term debt	219,950	135,801	250,900
Payments of debt issuance costs	(252)	(371)	(3,655)
Cash distributions paid	(37,903)	(32,059)	(18,967)
Proceeds from issuance of common units	—	15,000	15,000

Net cash provided by financing activities	69,896	52,991	109,689

Net increase in cash	810	(2,805)	2,924
Cash at beginning of period	3,303	6,108	3,184

Cash at end of period	$4,113	$3,303	$6,108

Non-cash:
Financed portion of non-compete agreement	$—	$—	$690

Common units issued for acquisitions	$—	$—	$9,616

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products, natural gas services, marine transportation services for petroleum products and by products and sulfur and sulfur based products processing, manufacturing, marketing and distribution.
     The petroleum products and by-products the Partnership collects, transports, stores and distributes are produced primarily by major and independent oil and gas companies who often turn to third parties, such as the Partnership, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. The Partnership operates primarily in the Gulf Coast region of the United States, which is a major hub for petroleum refining, natural gas gathering and processing and support services for the oil and gas exploration and production industry.
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
     On July 15, 2005 the Partnership acquired all of the outstanding partnership interests of CF Martin Sulphur, L.P. (“CF Martin Sulphur”) not owned by the Partnership. As a result, CF Martin Sulphur has been consolidated in the Partnership’s consolidated financial statements and in the Partnership’s sulfur services segment. Prior to the acquisition, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur. The sulfur services segment includes the marketing, transportation, terminalling and storage, processing and distribution of molten and pelletized sulfur and the manufacturing of sulfur-based fertilizers and products.
(2) SIGNIFICANT ACCOUNTING POLICIES
     (a) Principles of Presentation and Consolidation
     The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R). No such variable interest entities exist as of December 31, 2007 or 2006.
     (b) Product Exchanges
     The Partnership enters into product exchange agreements with third parties whereby the Partnership agrees to exchange NGLs and sulfur with third parties. The Partnership records the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (c) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by using the FIFO method for all inventories.
     (d) Revenue Recognition
     Terminalling and storage - Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through the Company’s terminals at the contracted rate. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
     Natural gas services - Natural gas gathering and processing revenues are recognized when title passes or service is performed. NGL distribution revenue is recognized when product is delivered by truck to our NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, the Company recognizes NGL distribution revenue when the customer receives the product from either the storage facility or pipeline.
     Marine transportation - Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
     Sulfur services - Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership based on specific contract terms at either the shipping or delivery point.
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
     Prior to July 15, 2005, the Partnership used the equity method of accounting for its unconsolidated non-controlling 49.5% limited partner interest in CF Martin Sulphur. On July 15, 2005, the Partnership acquired the remaining interests in CF Martin Sulphur not previously owned by it. Subsequent to the acquisition, CF Martin Sulphur is included in the consolidated financial presentation of the Partnership’s sulfur services segment.
     Following the Partnership’s acquisition of Prism Gas in November 2005, the Partnership owns an unconsolidated 50% interest in Waskom, Matagorda, and PIPE. As a result, these assets are accounted for by the equity method.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     (g) Goodwill and Other Intangible Assets
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets. Other intangible assets primarily consist of covenants not-to-compete and contracts obtained through business combinations and are being amortized over the life of the respective agreements.
     (h) Debt Issuance Costs
     In connection with the Partnership’s multi-bank credit facility, on November 10, 2005, it incurred debt issuance costs of $3,258. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility on June 30, 2006, it incurred debt issuance costs of $372. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility on December 28, 2007, it incurred debt issuance costs of $252. These debt issuance costs, along with the remaining unamortized deferred issuance costs relating to the line of credit facility as of November 10, 2005 which remain deferred, are amortized over the remainder of the 60 month term of the original debt arrangement.
     Amortization of debt issuance cost, which are included in interest expense for the years ended December 31, 2007, 2006 and 2005, totaled $1,233, $1,040, and $600, respectively, and accumulated amortization amounted to $4,324 and $3,091 at December 31, 2007 and 2006, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $3,188 and $4,169 at December 31, 2007 and 2006, respectively.
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
     The Partnership performed its annual tests in the third quarters of 2005, 2006 and 2007, with no indication of impairment.
     (j) Asset Retirement Obligation
     Under SFAS No. 143, Accounting for Asset Retirement Obligations (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.
     Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. The Partnership’s fixed assets include land, buildings, transportation equipment, storage equipment, marine vessels and operating equipment.
     The transportation equipment includes pipelines system. The Partnership transports NGLs through the pipeline system and gathering system. The Partnership also gathers natural gas from wells owned by producers and delivers natural gas and NGLs on the Partnership’s pipeline systems, primarily in Texas and Louisiana to the fractionation facility of the Partnership’s 50% owned joint venture. The Partnership is obligated by contractual or regulatory requirements to remove certain facilities or perform other remediation upon retirement of the Partnership’s assets. However, the Partnership is not able to reasonably determine the fair value of the asset retirement obligations for the Partnership’s trunk and gathering pipelines and the Partnership’s surface facilities, since future dismantlement and removal dates are indeterminate. In order to determine a removal date of the Partnership’s gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of natural gas, the Partnership is not a producer of the field reserves, and the Partnership therefore does not have access to adequate forecasts that predict the timing of expected production for existing reserves on those fields in which the Partnership gathers natural gas. In the absence of such information, the Partnership is not able to make a reasonable estimate of when future dismantlement and removal dates of the Partnership’s gathering assets will occur. With regard to the Partnership’s trunk pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. The Partnership’s right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, the Partnership can evaluate the Partnership’s trunk pipelines for alternative uses, which can be and have been found. The Partnership will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations.
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2007, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     (m) Unit Grants
     In May 2007, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments beginning in January 2008 and will be fully vested in January 2011.
     In January 2006, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments on the anniversary of the grant date each year and will be fully vested in January 2010.
     The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $46 and $24 for the years ended December 31, 2007 and 2006, respectively. The Partnership’s general partner contributed cash of $2 in May 2007 and $2 in January 2006 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (n) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the years ended December 31, 2007, 2006 and 2005, the general partner received $1,087, $484 and $0 in incentive distributions.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The weighted average units outstanding for basic net income per unit were 14,018,799, 12,602,000 and 8,583,634 for years ended December 31, 2007, 2006 and 2005, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 3,746 units and 2,425 units for the years ended December 31, 2007 and 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
     (p) Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“Martin Resource Management”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount of $2.7 million for the year ending December 31, 2008, which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to the Partnership.
     (q) Environmental Liabilities
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
     (r) Allowance for Doubtful Accounts.
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.
     (s) Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
     (t) Income Taxes
     With respect to our taxable subsidiary (Woodlawn Pipeline Co., Inc.), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(3) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (''SFAS 141R’’), ''Business Combinations’’ and SFAS No. 160 (''SFAS 160’’), ''Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51’’. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on the Partnership’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (''SFAS 159’’), ''The Fair Value Option for Financial Assets and Financial Liabilities’’. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Partnership beginning in the first quarter of fiscal 2008.
     In September 2006, the FASB issued SFAS No. 157 (''SFAS 157’’), ''Fair Value Measurements,’’ which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.
(4) ACQUISITIONS
     (a) Asphalt Terminal.
     In October 2007, the Partnership acquired the asphalt assets of Monarch Oil, Inc. and related companies (“Monarch Oil”) for $3,927 which was allocated to property, plant and equipment. The results of Monarch Oil’s operations have been included in the consolidated financial statements beginning October 2, 2007. The assets are located in Omaha, Nebraska. The Partnership entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will bear all additional expenses to operate the facility.
     (b) Lubricants Terminal
     In June 2007, the Partnership acquired all of the operating assets of Mega Lubricants Inc. (“Mega Lubricants”) located in Channelview, Texas. The results of Mega Lubricant’s operations have been included in the consolidated financial statements beginning June 13, 2007. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $1,020 was recorded as goodwill. The goodwill was a result of Mega Lubricant’s strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional lubricant blending and truck loading and unloading services to customers. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment. The terminal is located on 5.6 acres of land, and consists of 38 tanks with a storage capacity of approximately 15,000 Bbls, pump and piping infrastructure for lubricant blending and truck loading and unloading operations, 34,000 square feet of warehouse space and an administrative office.
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
     (c) Woodlawn Pipeline Co., Inc.
     On May 2, 2007, the Partnership, through its subsidiary Prism Gas, acquired 100% of the outstanding stock of Woodlawn. The results of Woodlawn’s operations have been included in the consolidated financial statements beginning May 2, 2007. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $8,785 was recorded as goodwill. The goodwill was a result of Woodlawn’s strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional gathering services to customers through internal growth projects including natural gas processing, fractionation and pipeline expansions as well as new pipeline construction. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment.
     Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 Mcf/day processing plant. Prism Gas also acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from Woodlawn to the Texas Eastern Transmission pipeline system.
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
     (d) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4,679 which was allocated to property, plant and equipment. The assets are located in Houston, Texas and Port Neches,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Texas. The Partnership entered into an agreement with Martin Resource Management, which Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
     (e) Corpus Christi Barge Terminal. In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200 which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land, and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks, and there are several pumps, controls, and an office building on site for administrative use.
     (f) Marine Vessels. In November 2006, the Partnership acquired the La Force, an offshore tug, for $6,001 from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005.
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
     (g) A & A Fertilizer, Ltd. In December 2005, the Partnership completed the purchase of the net operating assets of A & A Fertilizer for $5,667. A & A Fertilizer is a manufacturer and distributor of liquid sulfur based fertilizer products to the continental United States. The A & A Fertilizer manufacturing facility is located at the Partnership’s Port Neches deep-water marine terminal near Beaumont, Texas. This acquisition is reported in the Partnership’s sulfur services segment.
     The purchase price of $5,667, including non-competition agreements in other assets of $691, was allocated as follows:

Current assets	$955
Property, plant and equipment, net	5,448
Other assets	691
Current liabilities	(891)
Other liabilities	(536)

Total	$5,667

     (h) Prism Gas Acquisition. In November 2005 the Partnership acquired Prism Gas. As of November 2005, Prism Gas had ownership interests in over 330 miles of gathering and transmission pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 150 MMcfd capacity natural gas processing plant located in East Texas. The fair market value of the assets acquired was appraised at $93,938. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $20,145 was recorded as goodwill. The goodwill was a result of Prism Gas’ strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional gathering and processing services to customers through internal growth projects including natural gas processing, fractionation and pipeline expansions as well as new pipeline construction. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment.
     The selling parties in this transaction were Natural Gas Partners V, L.P. and certain members of the Prism Gas management team. The final purchase price was $93,938. The purchase price was funded by $63,052 in borrowings under the Partnership’s credit facility, $5,000 in a previously funded escrow account, $15,502 in new equity capital

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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

2005
Total revenues	$512,970
Cost of products sold	422,624
Operating expenses	48,218
Selling, general and administrative	13,953
Depreciation and amortization	13,843
Operating income	14,332
Net income before taxes	13,615
Net income	13,615
Net income per limited partner unit	$1.22
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
     (i) CF Martin Sulphur. In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management for $18,871. In connection with the acquisition the Partnership also assumed the indebtedness described below. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Subsequent to the acquisition, CF Martin Sulphur is a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur segment.

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

     (j) Bay Sulfur Asset Acquisition. In April 2005, the Partnership completed the acquisition of the operating assets and sulfur inventories of Bay Sulfur Company located at the Port of Stockton, California for $5,900 which includes $4,000 allocated to goodwill. Goodwill was recognized as a result of the total price paid for the business, and is supported by its historical cash flows. The remaining $1,900 was allocated to property, plant and equipment ($1,400), a covenant not to compete ($100) and inventory and other current assets ($400). The assets acquired are used to process molten sulfur into pellets. This acquisition is reported in the Partnership’s new “sulfur” segment. The acquisition was financed through the Partnership’s credit facility (see Note 11).
     (k) Natural Gas Liquids Pipeline Purchase. In January 2005, the Partnership acquired a natural gas liquids (“NGL”) pipeline located in East Texas from an unrelated third party for $3,800. The purchase price included the value of the natural gas liquids in the pipeline which is considered pipeline fill. The pipeline, which is used by the Partnership to transport NGL for third parties as well as its own account, spans approximately 200 miles, running from Kilgore to Beaumont in Texas. The acquisition was financed through the Partnership’s credit facility (see Note 11).
(5) PUBLIC OFFERINGS
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	671
Repayment of debt under revolving credit facility	62,000
Working capital	35,322

Total use of proceeds	$102,514

(6) INVENTORIES
     Components of inventories at December 31, 2007 and 2006 were as follows:

	2007	2006
Natural gas liquids	$31,283	$17,061
Sulfur	7,490	4,425
Sulfur-based fertilizer products	6,626	7,191
Lubricants	5,345	2,592
Other	1,054	1,750

	$51,798	$33,019

(7) PROPERTY, PLANT AND EQUIPMENT
     At December 31, 2007 and 2006, property, plant, and equipment consisted of the following:

	Depreciable Lives	2007	2006
Land	—	$14,515	$12,559
Improvements to land and buildings	10-39 years	34,585	26,868
Transportation equipment	3- 7 years	616	531
Storage equipment	5-20 years	38,652	22,343

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Depreciable Lives	2007	2006
Marine vessels	4-30 years	147,627	124,323
Operating equipment	3-30 years	172,282	103,929
Furniture, fixtures and other equipment	3-20 years	1,542	1,450
Construction in progress		31,298	31,964

		$441,117	$323,967

Depreciation expense for the year ended December 31, 2007, 2006 and 2005 was $22,455, $16,932, and $12,062, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following information relates to goodwill balances as of the periods presented:

	December 31,	December 31,
	2007	2006
Carrying amount of goodwill:
Terminalling and storage	$1,020	$—
Natural gas services	29,010	20,225
Marine transportation	2,026	2,026
Sulfur services	5,349	5,349

	$37,405	$27,600

     The following information relates to covenants not-to-compete as of the periods presented:

	December 31,	December 31,
	2007	2006
Covenants not-to-compete:
Terminalling and storage	$1,928	$1,561
Natural gas services	640	600
Sulfur services	790	790

	3,358	2,951
Less accumulated amortization	1,610	877

	$1,748	$2,074

     Intangible assets consists of the covenants not-to-compete listed above, customer contracts associated with gathering and processing assets and a transportation contract associated with the residue gas pipeline. The covenants not-to-compete and contracts are presented in the consolidated balance sheets as other assets, net. Aggregate amortization expense for amortizing intangible assets was $987, $665 and $580 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated amortization expenses for the years subsequent to December 31, 2007 are as follows: 2008 - $895; 2009 - $877; 2010 - $585; 2011 - $501; 2012 - $496; subsequent years -$1,885.
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
     The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2007 are as follows: 2008 - $3,562; 2009 - $3,293; 2010 - $3,203; 2011 - $3,085; 2012 - $2,880 - subsequent years -$12,166.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     Rent expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was $12,492, $8,407 and $6,993, respectively.
(10) INVESTMENT IN UNCONSOLIDATED ENTITIES AND JOINT VENTURES
     In July 2005, the Partnership acquired all of the outstanding partnership interests in CF Martin Sulphur not owned by the Partnership from CF Industries, Inc. and certain subsidiaries of Martin Resource Management. Prior to this transaction, the Partnership owned an unconsolidated non-controlling 49.5% limited partnership interest in CF Martin Sulphur, which was accounted for using the equity method of accounting. Equity in earnings of CF Martin Sulphur was $222 in 2005. Subsequent to the acquisition, CF Martin Sulphur was a wholly-owned subsidiary included in the Partnership’s consolidated financial statements and in the Partnership’s sulfur services segment. Effective March 30, 2006, CF Martin Sulphur was merged into the Partnership.
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
     On June 30, 2006, the Partnership, through its Prism Gas subsidiary, acquired a 20% ownership interest in a partnership for approximately $196, which owns the lease rights to the assets of BCP. BCP is an approximate 67 mile pipeline located in the Barnett Shale extension. The pipeline traverses four counties with the most concentrated drilling occurring in Bosque County. BCP is operated by Panther Pipeline Ltd. who is the 42.5% interest owner. This interest is accounted for under the equity method of accounting.
     In accounting for the acquisition of the interests in Waskom, Matagorda and Fishhook, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $594 for both the years ended December 31, 2007 and 2006 and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,685 and $11,279 at December 31, 2007 and 2006, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in 2007 or 2006.
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids that are retained according to Waskom’s contracts with certain producers. The natural gas liquids are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2005	54,087	1,723	4,069	—	59,879

Acquisition of interests	—	—	—	196	196
Distributions in kind	(8,311)	—	—	—	(8,311)
Cash contributions	11,238	—	—	76	11,314
Cash distributions	(150)	(214)	(610)	—	(974)
Equity in earnings:
Equity in earnings from operations	8,623	224	356	(62)	9,141
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind	(9,337)	—	—	—	(9,337)
Cash contributions	6,803	—	—	107	6,910
Cash distributions	(2,625)	(635)	(215)	—	(3,475)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Waskom	PIPE	Matagorda	BCP	Total
Equity in earnings:
Equity in earnings from operations	11,009	514	151	(139)	11,535
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Select financial information for significant unconsolidated equity method investees is as follows:

	Total	Long-	Partner’s		Net Income
	Assets	Term Debt	Capital	Revenues	(Loss)
2007

Waskom	$66,772	$—	$57,149	$81,797	$22,019

2006

Waskom	$53,260	$—	$45,450	$65,600	$17,246

2005

Waskom (November 10 — December 31)	$28,369	$—	$22,650	$9,165	$2,559
CF Martin (January 1 — July 15)	—	—	—	33,900	(120)

	$28,369	$—	$22,650	$43,065	$2,439

     As of December 31, 2007 and 2006, the Partnership’s interest in cash of the unconsolidated equity method investees is $1,018 and $767, respectively.
(11) LONG-TERM DEBT
     At December 31, 2007 and December 31, 2006, long-term debt consisted of the following:

	December 31,	December 31,
	2007	2006
**$195,000 Revolving loan facility at variable interest rate (6.57%* weighted average at December 31, 2007), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees	$95,000	$44,000
***$130,000 Term loan facility at variable interest rate (6.99%* at December 31, 2007), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	21	95

Total long-term debt	225,021	174,095
Less current installments	21	74

Long-term debt, net of current installments	$225,000	$174,021

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 1.75%. Effective January 1, 2008, the applicable margin for existing borrowings will increase to 2.00%. As a result of our leverage ratio test as of December 31, 2007,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

effective April 1, 2008, the applicable margin for existing borrowings will remain at 2.00%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

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
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2007, the Partnership had $95,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of December 31, 2007, the Partnership had $99,880 available under its revolving credit facility.
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
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in credit facility for the years ended December 31, 2007 and 2006.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made or required under the term loan through December 31, 2007. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $170,600 to a high of $239,400. As of December 31, 2007, the Partnership had $99,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
     In connection with the Partnership’s Monarch acquisition on October 2, 2007, the Partnership borrowed approximately $3,900 under its revolving credit facility.
     In connection with the Partnership’s Mega Lubricants acquisition on June 13, 2007, the Partnership borrowed approximately $4,600 under its revolving credit facility.
     In connection with the Partnership’s Woodlawn acquisition on May 2, 2007, the Partnership borrowed approximately $33,000 under its revolving credit facility.
     The Partnership paid cash interest in the amount of $17,253, $12,426 and $5,278 for the years ended December 31, 2007, 2006 and 2005 respectively. Capitalized interest was $2,483, $1,546 and $237 for the years ended December 31, 2007, 2006 and 2005 respectively.
(12) INTEREST RATE CASH FLOW HEDGES
     In September 2007, the Company entered into a cash flow hedge agreement with a notional amount of $25,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate term loan credit facility. This interest rate swap matures in September 2010. The Company designated this swap agreement as a cash flow hedge. Under the swap agreement, the Company pays a fixed rate of interest of 4.605% and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because this is designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of the hedge, the swap was identical to the hypothetical

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and the swap remain equal. This condition results in a 100% effective swap.
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
     In December 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006, therefore, hedge accounting was not utilized. The swap has been recorded at fair value at December 31, 2006 with an offset to current operations.
     During the year ended December 31, 2007, the Partnership recognized increases in interest expense of $0.2 million related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of the interest rate swaps agreement was a liability of $4,677 at December 31, 2007.
     The fair value of derivative liabilities is as follows:

December 31,
2007
Fair value of derivative liabilities — current	$(1,241)
Fair value of derivative liabilities — long term	(3,436)

Net fair value of derivatives	$(4,677)

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
     The impact of these related party transactions is reflected in the consolidated financial statement as follows:

	2007	2006	2005
Revenues:
Terminalling and storage	$11,816	$8,926	$8,938

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	2007	2006	2005
Marine transportation	23,729	15,319	11,606
Product sales:
Natural gas services	3,206	1,303	44
Sulfur services	4,326	24	229
Terminalling and storage	45	59	5

	7,577	1,386	278

	$43,122	$25,631	$20,822

Costs and expenses:
Cost of products sold:
Natural gas services	$62,686	$52,030	$15,827
Sulfur services	13,992	11,913	9,843
Terminalling and storage	—	1	31

	$76,678	$63,944	$25,701

Expenses:
Operating expenses Marine transportation	$20,891	$20,051	$15,746
Natural gas services	1,538	1,560	1,236
Sulfur services	1,234	928	295
Terminalling and storage	5,328	3,931	3,485

	$28,991	$26,470	$20,762

Selling, general and administrative:
Natural gas services	927	773	833
Sulfur services	1,770	1,714	1,444
Terminalling and storage	41	74	76
Indirect overhead allocation, net of reimbursement	1,351	1,305	1,120

	$4,089	$3,866	$3,473

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
(15) COMMODITY CASH FLOW HEDGES
     The Partnership is exposed to market risks associated with commodity prices, counterparty credit and interest rates. In connection with the acquisition of Prism Gas, the Partnership established a hedging policy and monitors and manages the commodity market risk associated with the commodity risk exposure of the Prism Gas acquisition. In addition, the Partnership is focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2007, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     The components of gain/loss on derivatives qualifying for hedge accounting and those that do not qualify for hedge accounting are included in the revenue of the hedged item in the Consolidated Statements of Operations for the year ended December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006
Change in fair value of derivatives that do not qualify for hedge accounting	$(3,129)	$1,117
Ineffective portion of derivatives qualifying for hedge accounting	(586)	(2)

Change in fair value of derivatives in the Consolidated Statement of Operations	$(3,715)	$1,115

     The fair value of derivative assets and liabilities are as follows:

	December 31,
	2007	2006
Fair value of derivative assets — current	$235	$882
Fair value of derivative assets — long term	—	221
Fair value of derivative liabilities — current	(3,261)	—
Fair value of derivative liabilities — long term	(2,140)	(74)

Net fair value of derivatives	$(5,166)	$1,029

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2007 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of December 31, 2007, the remaining term of the contracts extend no later than December 2010, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended December 31, 2007, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of December 31, 2007.

December 31, 2007
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark to Market Derivatives::

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	January 2008 to December 2008	235

Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(810)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

December 31, 2007
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(628)

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(569)

Total swaps not designated as cash flow hedges				$(1,772)

Cash Flow Hedges:

Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	January 2008 to December 2008	(1,612)

Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	January 2008 to December 2008	(773)

Iso butane Swap	1,000 BBL	Fixed price of $75.90 settled against Mt. Belvieu Non-TET Iso butane average monthly postings	January 2008 to March 2008	(9)

Normal Butane Swap	2,000 BBL	Fixed price of $75.06 settled against Mt. Belvieu Non-TET normal butane average monthly postings	January 2008 to March 2008	(19)

Natural Gasoline Swap	3,000 BBL	Fixed price of $87.31 (Jan-Mar) and $85.10 (Apr-June) settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	January 2008 to June 2008	(38)

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(194)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(337)

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(412)

Total swaps designated as cash flow hedges				$(3,394)

Total net fair value of derivatives				$(5,166)

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
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas, ethane, iso butane, normal butane and natural gasoline.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     Based on estimated volumes, as of December 31, 2007, Prism Gas had hedged approximately 77%, 24%, and 17% of its commodity risk by volume for 2008, 2009, and 2010, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements. In addition, the Partnership will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place
As of December 31, 2007

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Iso Butane	1,000 BBL/Month	Iso Butane Swap ($75.90)	Mt. Belvieu (Non-TET)
2008	Normal Butane	2,000 BBL/Month	Normal Butane Swap ($75.06)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($87.31)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.10)	Mt. Belvieu (Non-TET)
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
     The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or discontinuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to the Partnership.
Impact of Cash Flow Hedges
Crude Oil
     For the years ended December 31, 2007 and 2006, net gains and losses on swap hedge contracts decreased crude revenue by $3,374 and increased crude revenue by $76, respectively. As of December 31, 2007 an unrealized derivative fair value loss of $1,880, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). Fair value losses of $949, $190 and $741 are expected to be reclassified into earnings in 2008, 2009 and 2010, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas
     For the years ended December 31, 2007 and 2006, net gains on swap hedge contracts increased gas revenue by $180 and $1,097, respectively.
Natural Gas Liquids
     For the years ended December 31, 2007 and 2006, net losses on swap hedge contracts decreased liquids revenue by $521 and $58, respectively. As of December 31, 2007, an unrealized derivative fair value loss of $839

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
related to cash flow hedges of natural gas liquids price risk was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
(16) PARTNERS’ CAPITAL
     As of December 31, 2007, partners’ capital consists of 12,837,480 common limited partner units, representing a 86.5% partnership interest, 1,701,346 subordinated limited partner units, representing an 11.5% partnership interest and a 2% general partner interest. Martin Resource Management and its subsidiaries, in the aggregate, owned an approximate 34.9% limited partnership interest consisting of 3,483,471 common limited partner units and 1,701,346 subordinated limited partner units and a 2% general partner interest.
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
     As a result of achieving the defined financial test, 850,672 subordinated units representing 20% of the total originally issued subordinated units were converted into common units on each of November 14, 2007, 2006 and 2005. A total of 2,552,016 subordinated units representing 60% of the total originally issued subordinated units have been converted into common units as of December 31, 2007. When the subordination period ends, any remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
     The most significant damage to the Partnership’s assets was sustained at the Cameron East location. Property damage also occurred at the Partnership’s Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron West, Neches and Stanolind locations. Based on an analysis of the damage as performed by the Partnership and its insurance underwriters, the Partnership had estimated its non-cash impairment charge as $1,200 for all the locations which is equal to the net-book value of the damaged assets. A receivable was established for the expected insurance recovery equal to the impairment charge.
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
(18) INCOME TAXES
     The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $35.4 million as of December 31, 2007. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Our subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. Current income taxes related to the operations of this subsidiary were $118 for the year ended December 31, 2007. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment. A deferred tax benefit related to these basis differences of $149 was recorded for the year ended December 31, 2007, and a deferred tax liability of $8,815 related to the basis differences existing at December 31, 2007.
     As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006. The final liquidation of this corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $173 resulting from the liquidation were recorded in current year income tax expense for the year ended December 31, 2007.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
tax of $538 were recorded in current year income tax expense for the year ended December 31, 2007. There was no state income tax expense recorded for the year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48.
     The components of income tax expense (benefit) from operations recorded for the year ended December 31, 2007 are as follows:

Year Ended
December 31,
2007
Current:
Federal	$274
State	519

$793

Deferred:
Federal	$(149)

$644

(19) COMMITMENTS AND CONTINGENCIES
     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
     In addition to the foregoing, as a result of an inspection by the U.S. Coast Guard of the Partnership’s tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, the Partnership has been informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78. The Partnership is cooperating with the investigation and at this time no formal charges, fines and/or penalties have been asserted. Accordingly, the Partnership cannot reasonably estimate the amount or range of possible loss at this time.
(20) BUSINESS SEGMENTS
     The Partnership has four reportable segments: terminalling and storage, natural gas services, marine transportation, and sulfur services. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 of the notes to consolidated financial statements. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating		Operating
			Revenues	Depreciation	Income
	Operating	Intersegment	After	and	(Loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	Eliminations	Expenditures
Year ended December 31, 2007:
Terminalling and storage	$59,790	$(865)	$58,925	$6,358	$10,273	$26,023
Natural gas services	515,992	—	515,992	3,252	4,492	4,090
Marine transportation	63,533	(3,954)	59,579	8,819	4,270	37,562
Sulfur services	131,602	(276)	131,326	5,013	13,040	14,489
Indirect selling, general, and administrative	—	—	—	—	(3,199)	—

Total	$770,917	$(5,095)	$765,822	$23,442	$28,876	$82,164

Year ended December 31, 2006:
Terminalling and storage	$36,606	$(389)	$36,217	$4,700	$12,504	$13,371
Natural gas services	389,735	—	389,735	1,667	4,239	5,552

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

			Operating		Operating
			Revenues	Depreciation	Income
	Operating	Intersegment	After	and	(Loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	Eliminations	Expenditures
Marine transportation	50,174	(2,339)	47,835	6,609	6,411	18,840
Sulfur services	102,646	(49)	102,597	4,621	6,708	28,589
Indirect selling, general, and administrative	—	—	—	—	(3,253)	—

Total	$579,161	$(2,777)	$576,384	$17,597	$26,609	$66,352

Year ended December 31, 2005
Terminalling and storage	$32,962	$(64)	$32,898	$4,376	$9,314	$4,708
Natural gas services	301,676	—	301,676	356	6,003	1,669
Marine transportation	37,724	(2,273)	35,451	4,942	2,384	6,020
Sulfur services	68,418	—	68,418	2,968	4,722	12,417
Indirect selling, general, and administrative	—	—	—	—	(3,463)	—

Total	$440,780	$(2,337)	$438,443	$12,642	$18,960	$24,814

     The following table reconciles operating income to net income:

	2007	2006	2005
Operating income	$28,876	$26,609	$18,960
Equity in earnings of unconsolidated entities	10,941	8,547	1,591
Interest expense	(14,533)	(12,466)	(6,909)
Debt prepayment premium	—	(1,160)	—
Other, net	299	713	238
Income taxes	(644)	—	—

Net income s	$24,939	$22,243	$13,880

     Revenues from one customer in the Natural gas services segment were $66,989, $60,870, and $45,396 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Total assets by segment are as follows:

	2007	2006
Total assets:
Terminalling and storage	$126,575	$89,354
Natural gas services	268,230	184,464
Marine transportation	107,081	77,668
Sulfur services	121,691	105,975

Total assets	$623,577	$457,461

Investments in unconsolidated entities totaled $75,690, $70,651 and $59,879 at December 31, 2007, 2006, and 2005, respectively, and are included in the natural gas services segment.
(21) QUARTERLY FINANCIAL INFORMATION
CONSOLIDATED QUARTERLY INCOME STATEMENT INFORMATION

	(Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2007
Revenues	$155,796	$162,314	$184,850	$262,862 (1)
Operating Income	7,600	6,167	6,565	8,544

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	(Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
Equity in earnings of unconsolidated entities	2,050	2,418	2,736	3,737
Net income	5,803	5,927	5,503	7,706
Net income per limited partner unit	$0.42	$0.41	$0.35	$0.49

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2006
Revenues	$146,822	$133,052	$147,505	$149,005
Operating Income	5,884	5,874	4,720	10,131 (2)
Equity in earnings of unconsolidated entities	2,412	2,310	2,720	1,105 (3)
Net income	4,287	5,248	4,329	8,378 (2)
Net income per limited partner unit	$0.33	$0.40	$0.32	$0.64

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2005
Revenues	$96,140	$84,896	$112,780	$144,627 (4)
Operating Income	4,495	3,877	6,433	4,155
Equity in earnings of unconsolidated entities	75	120	27	1,369 (5)
Net income	3,531	2,943	4,846	2,560
Net income per limited partner unit	$0.41	$0.34	$0.56	$0.28

(1)	Increased total revenues of $78,012 was due primarily to a 35% increase in NGL sales volumes in the fourth quarter and an increase in the NGL average sales price.

(2)	Includes recognition of gain on involuntary conversion of assets of $2,272.

(3)	Decrease in equity in earnings of unconsolidated entities due a shutdown of the Waskom plant in the fourth quarter.

(4)	Includes Prism Gas revenues of $17,459 since acquisition date on November 10, 2005.

(5)	Represents $1,369 in equity in earnings of unconsolidated entities and joint ventures of Prism Gas since its acquisition on November 10, 2005.
(22) CONSOLIDATING FINANCIAL STATEMENTS
     In connection with the Partnership’s filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”), Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, may issue unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the registration statement. If issued, the guarantees will be full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities under the Registration Statement which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, because of the material weakness described below in item (b), our disclosure controls and procedures were not effective as of December 31, 2007.
     (b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management’s assessment identified the following material weakness in internal control over financial reporting as of December 31, 2007:
     Our policies and procedures related to the review and resolution of identified reconciling items on product exchange reconciliations were not effective. This material weakness resulted in errors in the accounting for product exchange transactions which affect inventory and costs of products sold.
     The errors identified as a result of the material weakness did not have a material impact on the financial statements related to the fourth quarter, but had the potential to do so. As a result, management concluded that this internal control deficiency constitutes a material weakness in internal control over financial reporting because there is a reasonable possibility that a material misstatement of the interim or annual financial statements would not have been prevented or detected on a timely basis.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing on page 71.
     (c) Changes in internal controls. There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We are beginning the process of remediating the material weakness described above by increasing our monitoring of reconciliations and requiring additional accounting staff to perform independent monitoring of such reconciliations to ensure that reconciliations are properly recorded.
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

Name	Age	Position with the General Partner
Ruben S. Martin	56	President, Chief Executive Officer and Director
Robert D. Bondurant	49	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	60	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	60	Executive Vice President, Chief Administrative Officer and Controller
Randy Tauscher	42	Executive Vice President
Scott D. Martin	42	Executive Vice President and Director
Chris Booth	38	Vice President, General Counsel and Secretary
John P. Gaylord	47	Director
C. Scott Massey	55	Director
Howard Hackney	68	Director
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
          Scott D. Martin serves as Executive Vice President and as a member of the Board of Directors of our general partner. Mr. Martin has served as a director of our general partner since June 2002. He was appointed as Executive Vice President of our general partner in February 2006. Mr. Martin has served as a Director of Martin Resource Management since 1990. He has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1988. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he previously served as a member of the Walton Business School advisory board.
          Randy Tauscher serves as Executive Vice President of our general partner. Mr. Tauscher has served in this capacity since November 1, 2007. Prior to joining Martin, Mr. Tauscher was employed by Koch Industries for over 18 years, most recently as Senior Vice President of the Koch Carbon Division. Mr. Tauscher earned a Bachelor of Business Administration degree from Kansas State University.
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
          Howard Hackney serves as a member of the Board of Directors of our general partner. Mr. Hackney has served as a Director since May 2005. Mr. Hackney currently serves as a director of Texas Bank and Trust of Longview, Texas and Federal Home Loan Bank of Dallas, Texas, where he is the Chairman of the Audit Committee and a member of the Executive and Risk Management Committees. Mr. Hackney from time to time is an adjunct faculty member at LeTourneau University Business School in finance and management. His past experience includes service as the President of Texas Bank and Trust of Longview, Texas, President of Bank One of Longview, Texas, President and a director of Merchant and Planters National Bank of Sherman, Texas and Executive Vice President and a director of Capital National Bank of Houston, Texas. Mr. Hackney received a BBA and MBA from Southern Methodist University.
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
Board Meetings and Committees
          From January 1, 2007 to December 31, 2007, the Board of Directors of our general partner held 12 meetings. All five directors then in office attended each of these meetings, either in person or by teleconference, with the exception of two meetings whereby one director was absent. Additionally, the Board of Directors undertook action two times during 2007 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2007 to December 31, 2007, and a brief description of the functions performed by each committee are set forth below:
          Conflicts Committee (3 meetings). The members of the conflicts committee are Messrs. Gaylord (chairman), Massey and Hackney. All of the members of the conflicts committee, attended all meetings of the committee for the period noted above. The primary responsibility of the conflicts committee is to review matters that the directors believe may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
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
Compensation of Directors
          Officers of our general partner who also serve as directors will not receive additional compensation. Non-employee directors of our general partner are entitled to receive an annual retainer fee of $35,000. All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on each of the anniversaries following the grant date.
Compensation Committee Interlocks and Insider Participation
          The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2007. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.
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

Section 16(a) Beneficial Ownership Reporting Compliance
          Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2007 except as follows: two reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were filed late by each of Messrs. Ruben Martin, Scott Martin, Skelton, Neumeyer, Bondurant and Booth.
Reimbursement of Expenses of our General Partner
          Our general partner does not receive a management fee or other compensation for its management of our partnership. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We reimbursed Martin Resource Management for $53.9 million of direct costs and expenses for the twelve months ended December 31, 2007 compared to $49.1 million for the twelve months ended December 31, 2006. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
          Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. In addition to the direct expenses, under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008, which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. We reimbursed Martin Resource Management for $1.5 million of indirect expenses for the twelve months ended December 31, 2007 and 2006.
          Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”
Item 11. Executive Compensation
Compensation Discussion and Analysis
          We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount of $2.7 million for the year ending December 31, 2008, which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.
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
          The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of Martin Resource Management and its affiliates, including us. During 2007, Martin Resource Management did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.
          During 2007, elements of compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following:
•	Annual base salary;

•	Discretionary annual cash awards;

•	Awards pursuant to Martin Resource Management employee benefit plans; and

•	Other compensation, including limited perquisites.
          With respect to compensation objectives and decisions regarding the Named Executive Officers during 2007, Martin Resource Management takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Martin Resource Management did not consult with any compensation consultants with respect to determining 2007 compensation for any of our named executive officers.
          The compensation paid by Martin Resource Management to the Named Executive Officers is intended to yield competitive total cash compensation and drive performance in support of our business strategies, as well as the performance of Martin Resource Management and other Martin Resource Management affiliates for which the Named Executive Officers perform services.
          The 2007 equity-based awards under our long-term incentive plan that were given to our independent directors were determined by the Compensation Committee. Any equity-based awards under Martin Resource Management employee benefit plans given to the Named Executive Officers are determined by Mr. Ruben Martin.
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
          On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.
          Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 5, 2008, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner,

Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.
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
          Martin Resource Management Phantom Stock Plan. Under Martin Resource Management’s phantom stock plan, phantom stock units granted there under have a ten year life and are non-transferable. Each recipient may exercise an election to receive either

•	an equivalent number of shares of Martin Resource Management or

•	cash based on the latest valuation of the shares of common stock of Martin Resource Management held by the ESOP.
          Any common stock of Martin Resource Management received under this phantom stock plan cannot be pledged or encumbered. The recipient must sign an agreement waiving any voting rights with respect to shares received under this plan. Cash elections are paid in five equal annual installments. A put option, exercisable at the then fair market value of the common stock, is exercisable by the employee in the event Martin Resource Management is sold prior to an employee’s election to receive common stock or cash.
          Martin Resource Management Non-Qualified Option Plan. In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants. Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant. In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.
Other Compensation
          Martin Resource Management generally does not pay for perquisites for any of our named executive officers, other than general recreational activities at certain Martin Resource Management’s properties located in Texas, car allowances, and use of Martin Resource Management vehicles, including aircraft.
SUMMARY COMPENSATION TABLE
          The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the periods from January 1, 2007 to December 31, 2007 and January 1, 2006 to December 31, 2006.

Name and
Principal Position	Year	Salary ($)	Total Compensation
Ruben S. Martin President and Chief Executive Officer	2007	$134,271	$134,271
	2006	$137,718	$137,718

Robert D. Bondurant Executive Vice President	2007	$116,234	$116,234
and Chief Financial Officer	2006	$105,565	$105,565

Donald R. Neumeyer Executive Vice President and Chief Operating Officer	2007	$116,170	$116,170
	2006	$108,065	$108,065

Wesley M. Skelton Executive Vice President, Controller and Chief Administrative Officer	2007	$151,936	$151,936
	2006	$117,780	$117,780

Chris H. Booth Vice President, General Counsel and Secretary	2007	$120,938	$120,938
	2006	$98,585	$98,585

Director Compensation
          As a partnership, we are managed by our general partner. The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Martin Resource Management employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.

	Fees Earned Paid in	Stock
Name	Cash ($)	Awards ($)(1)	Total ($)
Ruben S. Martin	N/A	N/A	N/A
Scott D. Martin	N/A	N/A	N/A
John P. Gaylord	$35,000	$41,050	$76,050
C. Scott Massey	$35,000	$41,050	$76,050
Howard Hackney	$35,000	$41,050	$76,050

(1)	On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, May 3, 2007, by the number of restricted common units granted to each director.
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

/s/ Howard Hackney Howard Hackney, Committee Chair

/s/ John P. Gaylord John P. Gaylord

/s/ C. Scott Massey C. Scott Massey
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth the beneficial ownership of our units as of March 5, 2008 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage		Percentage of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned	Owned	Owned(2)
Martin Resource Management Corporation(3)	3,483,471	27.1%	1,701,346	100%	35.7%
Martin Product Sales LLC(3)	1,857,732	14.5%	617,520	36.3%	17.0%
Midstream Fuel Service LLC(3)	372,387	2.9%	248,257	14.6%	4.3%
Martin Resource LLC(3)	1,253,352	9.8%	835,569	49.1%	14.4%
Ruben S. Martin(4)	3,510,921	27.3%	1,701,346	100%	35.9%
Scott D. Martin(5)	3,495,763	27.2%	1,701,346	100%	35.7%
Donald R. Neumeyer	3,898	—	—	—	—
Wesley M. Skelton	2,036	—	—	—	—
Robert D. Bondurant	4,042	—	—	—	—
Chris Booth	561	—	—	—	—
Randall Tauscher	4,122	—	—	—	—
John P. Gaylord(6)	12,000	—	—	—	—
C. Scott Massey(6)(7)	5,000	—	—	—	—
Howard Hackney(6)	2,000	—	—	—	—
Kayne Anderson Capital Advisors, L.P.(8)	1,022,429	8.0%	—	—	7.0%
All directors and executive officers as a group (10 persons)(9)	3,556,872	27.7%	1,701,346	100%	36.2%

(1)	The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Martin Resource Management Corporation is the owner of Martin Product Sales LLC, Midstream Fuel Service LLC and Martin Resource LLC, and as such may be deemed to beneficially own the common and subordinated units held by such entities.

(4)	Includes 3,483,471 common units and 1,701,346 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC, Midstream Fuel Service LLC and Martin Resource LLC. Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 54.1% of the voting power thereof and serves as its Chairman of the Board and President. As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(5)	Includes 3,483,471 common units and 1,701,346 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Product Sales LLC, Midstream Fuel Service LLC and Martin Resource LLC. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 69.3% of the voting power thereof and serves as an executive officer and on its Board of Directors. As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(6)	On May 3, 2007, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

(7)	Mr. Massey may be deemed to be the beneficial owner of 250 common units held by his wife.

(8)	Based on a Schedule 13G (Amendment No. 3), dated January 24, 2008 filed by Kayne Anderson Capital Advisors, L.P. with the United States Securities and Exchange Commission. The filing is made jointly with Richard A. Kayne. The filers report that they have shared voting power with respect to the 1,022,429 common units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(9)	The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management Corporation as both Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owners thereof.
          Martin Resource Management Corporation owns our general partner and, together with our general partner, owns approximately 35.7% of our outstanding limited partner units. The table below sets forth information as of March 5, 2008 concerning (i) each person beneficially owning in excess of 5% of common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Outstanding
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones (2)	1,278.00	15.3%
Martin Resource Management Corporation Employee Stock Ownership Trust (3)	638.00	7.6%
RSM, III Investments, Ltd.(4)	2,266.67	27.2%
Ruben S. Martin III Dynasty Trust (5)	635.00	7.6%
SKM Partnership, Ltd. (6)	2,560.00	30.7%
Martin Transport, Inc. (7)	40.00	*
Ruben S. Martin (2) (3) (4) (7)	4,517.00	54.1%
Scott D. Martin (2) (3) (5) (6) (7)	5,785.00	69.3%
Donald R. Neumeyer (8)	66.00	*
Wesley M. Skelton (3) (8)	696.00	8.3%
Robert D. Bondurant (8)	140.00	1.6%
Executive officers and directors as a group (5 individuals)	8,346.00	100%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Ruben S. Martin and Scott D. Martin are the co-investment trustees of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercise shared control over the voting of the securities owned by this trust. Scott D. Martin is the sole dispositive trustee of the R.S. Martin Jr. Childrens Trust No. 1 f/b/o Angela Santi Jones and exercises sole control over the disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,278 shares owned by such trust.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 638 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 638 shares.

(4)	Ruben S. Martin is the beneficial owner of the general partner of RSM, III Investments, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,267.67 shares owned by such entity.

(5)	Scott D. Martin is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust. As a result, he may be deemed to be the beneficial owner of the securities held by the trust; thus, the number of shares of common stock reported herein as beneficially owned by Scott D. Martin includes the 635 shares owned by such trust. These 635 shares have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(7)	Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 54.1% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 69.3% of the voting power thereof and serves as an executive officer thereof and as a member of its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management Corporation. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc.; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 40 shares owned by Martin Transport, Inc.

(8)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 66, 58 and 140 shares, respectively, by virtue of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.
Item 13. Certain Relationships and Related Transactions
          Martin Resource Management owns 3,483,471 of our common units and 1,701,346 subordinated collectively units representing approximately 35.7% of our outstanding limited partnership units. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and our incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 35.7% of our outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.
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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us
•     4,253,362 subordinated units; (A total 2,552,016 of the original subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership. (850,672 subordinated units were converted on each of November 14, 2005, 2006 and 2007, respectively).

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
Payments to our general partner
and its affiliates	Martin Resource Management is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount of $2.7 million for the year ending December 31, 2008, which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us. Please read “Agreements — Omnibus Agreement” below.
Withdrawal or removal of our general
partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
Agreements
          We and Martin Resource Management have entered into various agreements that are not the result of arm’s-length negotiations and consequently may not be as favorable to us as they might have been if we had negotiated them with unaffiliated third parties.
Omnibus Agreement
            We and our general partner are parties to an omnibus agreement with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management’s trade names and trademarks.
          Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of
•	providing terminalling and storage services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products

•	distributing NGLs; and

•	manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.
 This restriction does not apply to:
•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating a small lube oil processing business in Smackover, Arkansas,

•	operating an underground NGL storage facility in Arcadia, Louisiana,

•	developing an underground natural gas storage facility in Arcadia, Louisiana,

•	operating, solely for our account, an NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.
          Indemnification Provisions. Under the omnibus agreement, Martin Resource Management was obligated to indemnify us for five years after the closing of our initial public offering for:
•	certain potential environmental liabilities associated with the operation of the assets contributed to us, and assets retained, by Martin Resource Management that relate to events or conditions occurring or existing before November 1, 2002, and

•	any payments we were required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.
These environmental indemnity provisions expired on November 1, 2007.

          Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, the reimbursement amount that we are required to pay Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount of $2.7 million for the year ending December 31, 2008, which is not expected to cover all of the indirect general and administrative and corporate overhead expenses attributable to the services provided to us.
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
          License Provisions. Under the omnibus agreement, Martin Resource Management has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.
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
          Term and Pricing. This agreement was amended in November 2006, January 2007 and January 2008 to add additional point-to-point rates and to lower certain fuel and insurance surcharges being charged to us. The agreement has an initial term that expired in December 2007 but which automatically renewed through December 2008. This agreement will continue to automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport transports our NGL shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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
             Product Storage Agreement. We are a party to a product storage agreement with Martin Resource Management under which we lease storage space at Martin Resource Management’s underground storage facility located in Arcadia, Louisiana. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our per-unit cost under this agreement may be adjusted annually based on a price index. We indemnified Martin Resource Management from any damages resulting from our delivery of products that are contaminated or otherwise fail to conform to the product specifications established in the agreement, as well as any damages resulting from our transportation, storage, use or handling of products.
            Marine Fuel. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at an established margin above its cost on a spot-contract basis. This agreement had an initial term that expired in October 2005 and automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Effective January 1, 2006 a new agreement was entered into under which Martin Resource Management provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.
          Sulfuric Acid. We are a party to an agreement with Martin Resource Management under which Martin Resource Management provides sulfuric acid for our Plainview facility. We agreed to purchase all of our sulfuric acid requirements for our Plainview facility under this agreement. Martin Resource Management provides sulfuric acid at a set margin of $4.00 per short ton above its cost on a spot-contract basis. This agreement had an initial term that expired in October 2005 and, subsequently, it was automatically renewed for consecutive one-year periods through September 30, 2007 when the agreement was terminated upon the completion of our sulfuric acid production plant in Plainview, Texas.

          Throughput Agreement. We are a party to an agreement under which Martin Resource Management agreed to provide us with sole access to and use of a NGL truck loading and unloading and pipeline distribution terminal located at Mont Belvieu, Texas. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Our throughput fee may be adjusted annually based on a price index.
          Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management who also have tanks located at the Stanolind facility. See “Item 1. Business — Terminalling and Storage Business — Marine Terminals — Specialty Petroleum Terminals.”
          Terminal Services Agreement. We entered into a terminal services agreement under which we provide terminalling services to Martin Resource Management. Effective each December 1, this agreement will automatically renew on a month-to- month basis until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.
          Transportation Services Agreement. We entered into a transportation services agreement under which we provide marine transportation services to Martin Resource Management. This agreement has a three-year term, which began in December 2003, and will automatically renew for successive one-year terms unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. In addition, within 30 days of the expiration of the then-applicable term, both parties have the right to renegotiate the rate for the use of our vessels. If no agreement is reached as to a new rate by the end of the then-applicable term, the agreement will terminate. The hourly rate we charge under this agreement may be adjusted annually based upon mutual agreement of the parties or in accordance with a price index. This agreement was not renewed and the marine transportation services previously provided under this agreement are now being provided to Martin Resource Management under the terms of the Marine Transportation Agreement executed with us effective January 1, 2006.
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
          Terminal Services Agreement — under which we provide terminalling services to Martin Resource Management. This agreement was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to- month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.
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
          Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each January 1, this agreement automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement may be adjusted annually based on a price index.
          Cross Terminalling Agreement — under which we provide terminalling services to Cross Oil Refining & Marketing, Inc., an affiliate of Martin Resource Management, through October 27, 2008. The per gallon throughput fee we charge under this agreement may be adjusted during each year of the agreement.
          Sulfuric Acid Sales Agency Agreement — under which Martin Resource Management purchases and markets the sulfuric acid produced by our sulfuric acid production plant at Plainview, Texas, and which is not consumed by our internal operations. This agreement will remain in place until we terminate it by providing 180 days’ written notice. Under this agreement, we sell all of our excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and we share in the profit of Martin Resource Management’s sales of the excess acid to such third parties.
          Miscellaneous Agreements — From time to time we enter into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.
Other Related Party Transactions
          2007 Public Offering. In May 2007, we completed a public offering of 1,380,000 common units, resulting in proceeds of $55.9 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.2 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. The net proceeds were used to used to pay down revolving debt under our credit facility and to provide working capital.
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
          2006 Public Offering. In January 2006, we completed a follow-on public offering of 3,450,000 common units, resulting in proceeds of $95.4 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $2.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. Of the net proceeds, $62.0 million was used to pay then current balances under our revolving credit facility and $7.5 million was used to fund a portion of the redemption price for our U.S. Government Guaranteed Ship Financing Bonds. The remainder of the net proceeds has been or will be used to fund future organic growth projects.
          Miscellaneous. Certain of directors, officers and employees of our general partner and Martin Resource Management maintain margin accounts with broker-dealers with respect to our common units held by such persons. Margin account transactions for such directors, officers and employees were conducted by such broker-dealers in the ordinary course of business.
          Waskom Agreements. Prism Gas is a party to a product purchase agreement and a gas processing agreement with Waskom whereby Prism Gas purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $54.4 million for the year ended December 31, 2007. In addition, Prism Gas provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
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
Item 14. Principal Accounting Fees and Services
KPMG LLP served as our independent auditors for the fiscal year ended December 31, 2007 and 2006. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2007		2006
Audit fees	$850,000	(1)	$728,200	(2)
Audit related fees	15,175	(3)	16,500	(3)

Audit and audit related fees	865,175		744,700

Tax fees	101,483	(4)	189,000	(4)
All other fees	—		—

Total fees	$966,658		$933,700

(1)	2007 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC, issuance of the comfort letter related to the May 2007 equity offering and the review of registration statements and issuing related consents.

(2)	2006 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC, issuance of the comfort letter related to the January 2006 equity offering and the review of registration statements and issuing related consents.

(3)	Audit related fees include fees for accounting consultations on various transactions occurring in 2007 and 2006.

(4)	Tax fees are for services related to review of our partnership K-1’s returns, and research and consultations on other tax related matters.
          Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2007 and December 31, 2006 were approved in advance by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Capital for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

(2)	Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2007, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)	Exhibits

Reference is made to the Index to Exhibits beginning on page 127 for a list of all exhibits filed as part of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
It’s General Partner

Date: March 5, 2008		By:	/s/ Ruben S. Martin Ruben S. Martin
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2007.

Signature	Title

/s/ Ruben S. Martin Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)

/s/ Robert D. Bondurant Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)

/s/ Wesley M. Skelton Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)

/s/ Scott D. Martin Scott D. Martin	Director of Martin Midstream GP LLC

/s/ John P. Gaylord John P. Gaylord	Director of Martin Midstream GP LLC

/s/ C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey

/s/ Howard Hackney Howard Hackney	Director of Martin Midstream GP LLC

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Martin Midstream Partners L.P., dated November 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2007, and incorporated herein by reference).

3.4	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.5	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.6	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.9	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 11, 2004, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference).

10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2007, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 2, 2008, and incorporated herein by reference).

10.4	Second Amended and Restated Credit Agreement, dated November 10, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 14, 2005, and incorporated herein by reference).

10.5	Omnibus Agreement dated November 1, 2002, by and among Martin Resource Management, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.7	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and Martin Gas Sales LLC (“MGSLLC”) (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.9	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and Martin Resource Management (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Marine Fuel Agreement dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13†	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14†	Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.15†	Form of Restricted Common Unit Award Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.16	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.17	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.18	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.19	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.20	Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.21	Purchase Agreement by and among the Operating Partnership, Prism Gas Systems I, L.P., Natural Gas Partners V, L.P., Robert E. Dunn, William J. Diehnelt, Gene A. Adams, Philip D. Gettig, Sharon C. Taylor and Scott A. Southard, dated September 6, 2005 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 6, 2005, and incorporated herein by reference).

10.22	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.23	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.24	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.25†	Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (Reg. No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

10.26	Stock Purchase Agreement, dated April 27, 2007, by and among Woodlawn Pipeline Co., Inc., Lantern Resources, L.P., David P. Deison and Prism Gas Systems I, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.27	Asset Purchase Agreement, dated April 27, 2007, by and among Peak Gas Gathering L.P. and Prism Gas Systems I, L.P. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP.

23.3*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of December 31, 2007 and 2006 (audited) of Martin Midstream GP LLC.

*	Filed or furnished herewith.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Financial Statement Schedule
Pursuant to Item 15(a)(2)
Waskom Gas
Processing Company
Financial Statements as of and for the Year Ended
December 31, 2007 and 2006, (with Independent
Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
To the Partners of
Waskom Gas Processing Company:
We have audited the accompanying balance sheet of Waskom Gas Processing Company (the “Partnership”) as of December 31, 2007 and 2006 and the related statement of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Shreveport, LA
March 5, 2008

AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$265,786	$324,979
Accounts receivable	613,648	326,753
Accounts receivable—partners	9,775,681	11,227,687
Inventories	433,273	436,419

Total current assets	11,088,388	12,315,838

PROPERTY AND EQUIPMENT:
Gas plant asset and gas gathering equipment	67,931,309	51,331,046
Other fixed assets	584,747	564,736
Accumulated depreciation and amortization	(12,832,563)	(10,952,030)

Net property and equipment	55,683,493	40,943,752

TOTAL	$66,771,881	$53,259,590

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,939,543	$5,916,140
Accounts payable—partners	2,485,286	1,706,545

Total current liabilities	9,424,829	7,622,685

LONG-TERM LIABILITIES—Asset retirement obligation	197,740	186,989

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	57,149,312	45,449,916

TOTAL	$66,771,881	$53,259,590

See accompanying notes to financial statements.

	2007	2006
Natural gas liquid sales	56,494,167	45,884,172
Gain/(loss) on sale of assets	(159,724)	500

Total operating revenues	81,796,586	65,600,521

OPERATING COSTS AND EXPENSES:
Cost of sales — natural gas liquids	53,014,173	42,505,653
Operating costs	4,595,878	4,355,646
Depreciation and amortization	1,925,840	1,493,499

Total operating costs and expenses	59,535,891	48,354,798

OPERATING INCOME BEFORE TAXES	22,260,695	17,245,723

Income tax expense	241,864	—

NET INCOME	$22,018,831	$17,245,723

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENT OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Total
Partners’
Capital
BALANCE—December 31, 2005	$22,649,871

Cash contributions for capital expenditures	19,980,733

Cash contributions for working capital	2,494,939

Cash distributions	(300,000)

Distributions in-kind	(16,621,349)

Net income	17,245,723

BALANCE—December 31, 2006	45,449,916

Cash contributions for capital expenditures	17,733,619

Cash distributions in excess of working capital	(4,128,057)

Cash distributions	(5,250,000)

Distributions in-kind	(18,674,997)

Net income	22,018,831

BALANCE—December 31, 2007	$57,149,312

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES:
Net income	$22,018,831	$17,245,723
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,925,840	1,493,499
Distributions in-kind to partners	(18,674,997)	(16,621,349)
Loss/(Gain) on sale of asset	159,724	(500)
Changes in operating assets and liabilities:
Accounts receivable	(286,895)	(391,548)
Accounts receivable — partners	1,452,006	(5,560,870)
Inventory	3,146	(412,779)
Accounts payable and accrued liabilites	1,023,403	805,279
Accounts payable — partners	778,741	1,275,364

Net cash provided by operating activities	8,399,799	(2,167,181)

INVESTING ACTIVITIES:
Additions to gas plant and gathering system assets	(16,809,743)	(20,834,411)
Additions to other fixed assets	(20,011)	—
Proceeds from sale of an asset	15,200	500

Net cash used in investing activities	(16,814,554)	(20,833,911)

FINANCING ACTIVITIES:
Contributions from partners	17,733,619	22,475,672
Distributions to partners	(9,378,057)	(300,000)

Net cash provided by financing activities	8,355,562	22,175,672

NET DECREASE IN CASH	(59,193)	(825,420)

CASH—Beginning of year	324,979	1,150,399

CASH—End of year	$265,786	$324,979

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—

Taxes paid	$—	$—

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006
1. NATURE OF BUSINESS
Waskom Gas Processing Company (the “Partnership”), a Texas General Partnership, was formed on November 1, 1995 to construct and operate the Waskom Processing Plant (“the Plant”). As of December 31, 2007 the partners are CenterPoint Energy Gas Processing Company (50%) and Prism Gas Systems I, L.P. (50%). Prism Gas Systems I, L.P. serves as operator. The Partnership is engaged in the processing and marketing of natural gas and natural gas liquids (“NGL’s”), predominantly in Texas and northwest Louisiana. The Plant is a 250 MMcfd cryogenic turboexpander gas plant located in Harrison County, Texas. The Plant has full NGL fractionation, treating and stabilization capabilities. Fractionation is a process used to separate the mixture of NGL’s into individual products for sale. Expansions to the processing plant were completed in March and June of 2007 increasing the capacity from 150 MMcfd to 250 MMcfd. In January 2007 the Waskom fractionator was expanded to a capacity of 12,500 barrels per day from 9,500 barrels per day. In addition, an increase in the processing capacity of the plant to 265 MMCfd is expected to be completed by the end of the second quarter 2008.
The natural gas supply for the Plant is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana.
The primary suppliers of natural gas to the Plant include BP American Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represent approximately 72% of the 229 MMcfd of natural gas supplied for the year ended December 31, 2007 and 61% of the 183 MMcfd of natural gas supplied for the year ended December 31, 2006. The Partnership’s processing contracts are predominately percent-of-liquids (POL) contracts, in which the Partnership retains a portion of the NGL’s recovered as a processing fee. The Partnership also operates under percent-of-proceeds (POP) contracts in which it retains a portion of both the residue gas and the NGL’ s as payment for services. There is currently one contract for processing on a keep-whole basis. The Partnership is not contractually required to process these keep-whole volumes and, therefore, only processes natural gas related to these contracts under profitable conditions.
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
Depreciation expense was $1,915,089 in 2007 and $1,483,332 in 2006. Repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized. Inventories—Substantially all inventory at December 31, 2007 and 2006 represents pipe used for future projects. Such pipe was valued at acquisition cost.
Asset Retirement Obligations—Under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records as an offset to the Asset Retirement Obligation (“ARO”), an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership asset retirement obligations include, purging, plugging and remediation costs. Accretion expense for 2007 and 2006 was $10,751 and $10,167, respectively.
Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143 clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity. No conditional asset retirement obligations associated with the Partnership’s long-lived assets have been identified.
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
Revenue Recognition—Revenues are recognized when title passes or service is performed. The Partnership’s business consists largely of the ownership and operation of physical assets. End sales from these businesses result in physical deliveries of commodities.
Federal Income Taxes—The Partnership is a Texas General Partnership and as such has no liability for Federal Income Taxes. Each partner is responsible for its share of federal income tax. On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. Texas margin tax expense for 2007 was $241,864. There was no income tax expense recorded for the year ended December 31, 2006.
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
Recently Issued Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-

b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2006, the Financial Account Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48.
3. RELATED-PARTY TRANSACTIONS
During 2007 and 2006, the Partnership engaged in certain material transactions with the partners. The Partnership believes that the terms of these transactions were comparable to those that could have been negotiated with unrelated third parties. As of December 31, 2007 and 2006, the Partnership had receivables of approximately $9.8 million and $11.2 million, respectively, and payables of approximately $2.5 million and $1.7 million, respectively, due from and due to the partners. Per the Partnership agreement, cash contributions are made by the partners for capital expenditures and working capital. Contributions for capital expenditures totaled $17,733,619 and $19,980,733 for 2007 and 2006, respectively. Cash contributions for working capital totaled $2,494,939 in 2006. The partnership agreement allows for cash distributions to be made to the partners of any cash available in excess of working capital requirements, generally equal to two months of historical operating expenses. Such cash distributions totaled $4,128,057 in 2007. Other cash distributions totaled $5,250,000 and $300,000 for 2007 and 2006, respectively. The Partnership purchases gas from third party producers and processes this gas based on processing contracts, which are primarily percent-of-liquids (POL) contracts. The percentage of liquids retained by the Partnership is distributed to the partners as distributions of products-in-kind based on the partners’ equity interest. Distributions of products in-kind of $18,674,997 and $16,621,349 in 2007 and 2006, respectively, were made to the partners. Distributions of products in-kind are valued at prevailing market prices at the time of distribution. In some instances, the fractionated NGL’s (less any retained portions) are returned to the third party producers, but in most cases, the third party producers enter into agreements with the partners to market their product. In such instances, the Partnership will sell the product to the partners. Such sales amounted to $53,365,845 and $43,678,571 in 2007 and 2006, respectively, and are included as natural gas liquid sales in the income statement.
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
******