Form 10-K/A
period 2007-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2008-03-14
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Units representing	NASDAQ
limited partnership interests
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
     DOCUMENTS INCORPORATED BY REFERENCE:       None.

EXPLANATORY NOTE
Martin Midstream Partners L.P. (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended December 31, 2007 solely to correct certain typographical errors in the Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2007, an affiliate accounted for by the equity method, which constituted a significant subsidiary. The line item “natural gas processing and other revenues” on the Statement of Income was inadvertently removed. Although this line item was deleted, the remainder of the Statement of Income was accurate, including all subtotals and totals. In addition, headings have been added to the Balance Sheet and the Statement of Income. This amendment also includes updated Exhibits 31.1, 31.2, 32.1 and 32.2 and a currently dated consent of the Company’s independent auditors as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934. In all other respects, the Partnership’s Form 10-K filed on March 6, 2008 remains unchanged. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-K and the Partnership has not updated the disclosures contained therein to reflect any events that occurred at a later date.
 i

PART I
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
Consent of KPMG LLP
Certifications of Chief Executive Officer Pursuant to Section 302
Certifications of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PART I
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

Reference is made to the Index to Exhibits beginning on page 4 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P. (Registrant)

By:	Martin Midstream GP LLC
It’s General Partner

Date: March 14, 2008	By:	/s/ Ruben S. Martin
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

10.13	†	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14	†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.15	†	Form of Restricted Common Unit Award Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

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

Exhibit
Number		Exhibit Name

10.25	†
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

21.1		List of Subsidiaries (filed as Exhibit 21.1 to the Partnership’s Annual Report on Form 10-K, filed March 6, 2008, and incorporated herein by reference).

23.1		Consent of KPMG LLP (filed as Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K, filed March 6, 2008, and incorporated herein by reference).

23.2	*	Consent of KPMG LLP.

23.3		Consent of KPMG LLP (filed as Exhibit 23.3 to the Partnership’s Annual Report on Form 10-K, filed March 6, 2008, and incorporated herein by reference).

31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2	*
Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1
Balance Sheets as of December 31, 2007 and 2006 (audited) of Martin Midstream GP LLC (filed as Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K, filed March 6, 2008, and incorporated herein by reference).

*	Filed or furnished herewith.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Waskom Gas
Processing Company
Financial Statements as of and for the Years Ended
December 31, 2007 and 2006, (with Independent
Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
To the Partners of
Waskom Gas Processing Company:
We have audited the accompanying balance sheets of Waskom Gas Processing Company (the “Partnership”) as of December 31, 2007 and 2006 and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
March 5, 2008

WASKOM GAS PROCESSING COMPANY
BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

	2007	2006
Assets

Current Assets:
Cash	$265,786	$324,979
Accounts receivable	613,648	326,753
Accounts receivable - partners	9,775,681	11,227,687
Inventories	433,273	436,419

Total current assets	11,088,388	12,315,838

Property and Equipment:
Gas plant asset and gas gathering equipment	67,931,309	51,331,046
Other fixed assets	584,747	564,736
Accumulated depreciation and amortization	(12,832,563)	(10,952,030)

Property and equipment, net	55,683,493	40,943,752

	$66,771,881	$53,259,590

Liabilities and Partners’ Capital

Current Liabilities:
Accounts payable and accrued liabilities	$6,939,543	$5,916,140
Accounts payable - partners	2,485,286	1,706,545

Total current liabilities	9,424,829	7,622,685

Long-Term Liabilities-Asset retirement obligation	197,740	186,989

Partners’ capital	57,149,312	45,449,916

Commitments and contingencies
	$66,771,881	$53,259,590

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Operating Revenues:
Natural gas processing and other revenues	$25,462,143	$19,715,849
Natural gas liquid sales	56,494,167	45,884,172
Gain/(loss) on sale of assets	(159,724)	500

Total operating revenues	81,796,586	65,600,521

Operating Costs and Expenses:
Cost of sales - natural gas liquids	53,014,173	42,505,653
Operating costs	4,595,878	4,355,646
Depreciation and amortization	1,925,840	1,493,499

Total operating costs and expenses	59,535,891	48,354,798

Operating income before taxes	22,260,695	17,245,723

Income tax expense	241,864	—

Net income	$22,018,831	$17,245,723

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Total
Partners’
Capital
Balance - December 31, 2005	$22,649,870
Cash contributions for capital expenditures	19,980,733
Cash contributions for working capital	2,494,939
Cash distributions	(300,000)
Distributions in-kind	(16,621,349)
Net income	17,245,723

Balance - December 31, 2006	45,449,916
Cash contributions for capital expenditures	17,733,619
Cash distributions in excess of working capital	(4,128,057)
Cash distributions	(5,250,000)
Distributions in-kind	(18,674,997)
Net income	22,018,831

Balance - December 31, 2007	$57,149,312

See accompanying notes to financial statements.

WASKOM GAS PROCESSING COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income	$22,018,831	$17,245,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,925,840	1,493,499
Distributions in-kind to partners	(18,674,997)	(16,621,349)
Loss/(Gain) on sale of assets	159,724	(500)
Changes in operating assets and liabilities:
Accounts receivable	(286,895)	(391,548)
Accounts receivable - partners	1,452,006	(5,560,870)
Inventory	3,146	(412,779)
Accounts payable and accrued liabilities	1,023,403	805,279
Accounts payable - partners	778,741	1,275,364

Net cash provided by (used in) operating activities	8,399,799	(2,167,181)

Cash flows from investing activities:
Additions to gas plant and gathering system assets	(16,809,743)	(20,834,411)
Additions to other fixed assets	(20,011)	—
Proceeds from sale of assets	15,200	500

Net cash used in investing activities	(16,814,554)	(20,833,911)

Cash flows from financing activities:
Contributions from partners	17,733,619	22,475,672
Distributions to partners	(9,378,057)	(300,000)

Net cash provided by financing activities	8,355,562	22,175,672

Net decrease in cash	(59,193)	(825,420)

Cash at beginning of period	324,979	1,150,399

Cash at end of period	$265,786	$324,979

Supplement Cash Flow Disclosures:

Interest Paid	$—	$—

Taxes Paid	$—	$—

See accompanying notes to financial statements.

Waskom Gas Processing Company
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
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

The Partnership’s processing contracts are predominately percent-of-liquids (POL) contracts, in which the Partnership retains a portion of the NGL’s recovered as a processing fee. The Partnership also operates under percent-of-proceeds (POP) contracts in which it retains a portion of both the residue gas and the NGLs as payment for services. There is currently one contract for processing on a keep-whole basis. The Partnership is not contractually required to process these keep-whole volumes and, therefore, only processes natural gas related to these contracts under profitable conditions.

Sales of third party gas and fractionated NGLs are predominately to the partners and occur at the tailgate of the Plant.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable—Accounts receivable include trade receivables, recorded at invoiced amounts.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the classes of assets, as follows:

Waskom Gas Processing Company
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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
Asset Retirement Obligations—Under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records as an offset to the Asset Retirement Obligation (“ARO”), an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership asset retirement obligations include purging, plugging and remediation costs. Accretion expense for 2007 and 2006 was $10,751 and $10,167, respectively.
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

Waskom Gas Processing Company
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No.109 “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48.

Waskom Gas Processing Company
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
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