Form 10-Q
period 2008-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2008-05-07
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
     The number of the registrant’s Common Units outstanding at May 7, 2008 was 12,837,480. The number of the registrant’s subordinated units outstanding at May 7, 2008 was 1,701,346.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash	$6,918	$4,113
Accounts and other receivables, less allowance for doubtful accounts of $298 and $211	96,493	88,039
Product exchange receivables	10,244	10,912
Inventories	51,051	51,798
Due from affiliates	3,908	2,325
Other current assets	1,743	819

Total current assets	170,357	158,006

Property, plant and equipment, at cost	478,265	441,117
Accumulated depreciation	(103,025)	(98,080)

Property, plant and equipment, net	375,240	343,037

Goodwill	37,405	37,405
Investment in unconsolidated entities	75,664	75,690
Other assets, net	8,937	9,439

	$667,603	$623,577

Liabilities and Partners’ Capital

Current installments of long-term debt	$1	$21
Trade and other accounts payable	123,927	104,598
Product exchange payables	21,875	24,554
Due to affiliates	7,037	7,543
Income taxes payable	587	602
Other accrued liabilities	12,533	9,254

Total current liabilities	165,960	146,572

Long-term debt	255,000	225,000
Deferred income taxes	8,735	8,815
Other long-term obligations	9,914	7,342

Total liabilities	439,609	387,729

Partners’ capital	239,748	242,610
Accumulated other comprehensive income (loss)	(11,754)	(6,762)

Total partners’ capital	227,994	235,848

Commitments and contingencies
	$667,603	$623,577

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Terminalling and storage	$7,920	$6,951
Marine transportation	16,403	13,884
Product sales:
Natural gas services	207,092	101,788
Sulfur services	70,225	29,380
Terminalling and storage	11,376	3,793

	288,693	134,961

Total revenues	313,016	155,796

Costs and expenses:
Cost of products sold:
Natural gas services	202,850	96,772
Sulfur services	56,340	21,801
Terminalling and storage	9,921	3,015

	269,111	121,588

Expenses:
Operating expenses	24,217	18,993
Selling, general and administrative	3,479	2,721
Depreciation and amortization	7,340	4,894

Total costs and expenses	304,147	148,196

Other operating income	139	—

Operating income	9,008	7,600

Other income (expense):
Equity in earnings of unconsolidated entities	3,510	2,050
Interest expense	(4,743)	(3,577)
Other, net	181	79

Total other income (expense)	(1,052)	(1,448)

Net income before taxes	7,956	6,152

Income tax benefit (expense)	61	(349)

Net income	$8,017	$5,803

General partner’s interest in net income	$651	$275
Limited partners’ interest in net income	$7,366	$5,528

Net income per limited partner unit – basic and diluted	$0.51	$0.42

Weighted average limited partner units – basic	14,532,826	13,152,826
Weighted average limited partner units – diluted	14,535,491	13,155,125
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income (Loss)
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances – January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

Net income	—	4,608	—	920	275	—	5,803

Cash distributions	—	(6,574)	—	(1,582)	(311)	—	(8,467)

Unit-based compensation	—	11	—	—	—	—	11

Adjustment in fair value of derivatives	—	—	—	—	—	(1,111)	(1,111)

Balances – March 31, 2007	10,603,808	$199,432	2,552,018	$(6,899)	$3,217	$(989)	$194,761

Balances – January 1, 2008	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$235,848

Net income	—	6,141	—	1,225	651	—	8,017

Cash distributions	—	(8,986)	—	(1,191)	(719)	—	(10,896)

Unit-based compensation	—	17	—	—		— —	17

Adjustment in fair value of derivatives	—	—	—	—	—	(4,992)	(4,992)

Balances – March 31, 2008	12,837,480	$241,692	1,701,346	$(5,988)	$4,044	$(11,754)	$227,994

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income	$8,017	$5,803
Changes in fair values of commodity cash flow hedges	213	(164)
Cash flow hedging losses reclassified to earnings	(665)	(432)
Changes in fair value of interest rate cash flow hedges	(4,540)	(515)

Comprehensive income	$3,025	$4,692

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,017	$5,803

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,340	4,894
Amortization of deferred debt issuance costs	279	270
Deferred taxes	(80)	—
Gain on disposition or sale of property, plant and equipment	(140)	—
Equity in earnings of unconsolidated entities	(3,510)	(2,050)
Distributions from unconsolidated entities	—	200
Distributions in-kind from equity investments	2,580	1,853
Non-cash derivatives loss	1,888	593
Other	17	11
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(8,454)	(1,964)
Product exchange receivables	668	5,094
Inventories	747	6,850
Due from affiliates	(1,583)	230
Other current assets	(1,159)	26
Trade and other accounts payable	19,329	1,789
Product exchange payables	(2,679)	(8,719)
Due to affiliates	(506)	(2,515)
Income taxes payable	(15)	190
Other accrued liabilities	(809)	(770)
Change in other non-current assets and liabilities	14	126

Net cash provided by operating activities	21,944	11,911

Cash flows from investing activities:
Payments for property, plant and equipment	(33,600)	(15,764)
Acquisitions, net of cash acquired	(5,983)	—
Proceeds from sale of property, plant and equipment	404	—
Return of investments from unconsolidated entities	450	1,125
Distributions from (contributions to) unconsolidated entities for operations	506	(3,883)

Net cash used in investing activities	(38,223)	(18,522)

Cash flows from financing activities:
Payments of long-term debt	(58,120)	(25,119)
Proceeds from long-term debt	88,100	41,100
Cash distributions paid	(10,896)	(8,467)

Net cash provided by financing activities	19,084	7,514

Net increase in cash	2,805	903
Cash at beginning of period	4,113	3,675

Cash at end of period	$6,918	$4,578

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
(1) General
     Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United Stated Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products, natural gas services, marine transportation services for petroleum products and by-products, and sulfur and sulfur based products processing, manufacturing, marketing and distribution.

     The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2008.
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
     The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $17 and $11 for the three months ended March 31, 2008 and 2007, respectively. The Partnership’s general partner contributed cash of $2 in January 2006 and $3 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
     (c) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended March 31, 2008 and 2007 the general partner received $501 and $163, respectively, in incentive distributions.
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
     EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds the Partnership’s aggregate distribution for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic or practical perspective. In accounting periods where aggregate net income does not exceed the Partnership’s aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s earnings per unit calculation. EITF 03-06 does not impact the Partnership’s overall net income or other financial results because the Partnership does not have undistributed earnings in any period presented.
     In March 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF No. 07-4 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” This pronouncement provides that incentive distribution rights (IDRs) in a typical master limited partnership are participating securities under Statement 128, but earnings in excess of partnership’s “available cash” should not be allocated to the IDR holders for purposes of calculating earnings-per-share using the two class method when “available cash” represents a specified threshold that limits participation. The standard only applies when payments to IDR holders are accounted for as equity distributions. The standard is effective for fiscal years beginning after December 15, 2008, and applied retrospectively to all periods presented. The Partnership does not expect the adoption of EITF 07-4 to have a material effect on the consolidated financial statements because the Partnership’s earnings have not historically exceeded distributions.
     The weighted average units outstanding for basic net income per unit were 14,532,826 and 13,152,826 for the three months ended March 31, 2008 and 2007, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,665 and 2,299 for the three months ended March 31, 2008 and 2007, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
     (e) Income taxes
     With respect to our taxable subsidiary (Woodlawn Pipeline Co., Inc.), income taxes are accounted for under the asset and liability method. Deferred tax assets

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
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
     (f) Reclassification
     The Partnership made a reclassification to the consolidated balance sheet for the year ended December 31, 2007 to properly classify current and long-term derivative liabilities. This reclassification had no impact on the total liabilities reported in consolidated balance sheet for the year ended December 31, 2007.
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the portion of SFAS No. 157 that was not delayed, and since the Partnership’s existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the Partnership’s consolidated financial statements. See Note 3 for expanded disclosures about fair value measurements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Partnership to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Partnership would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Partnership currently has no plans to apply SFAS No. 159.
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations,” to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141 is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership will apply the guidance of SFAS No. 141 to business combinations completed on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently evaluating the impact of adopting SFAS No. 160 on January 1, 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
beginning after November 15, 2008. The Partnership is evaluating the additional disclosures required by SFAS No. 161 beginning January 1, 2009.
(3) Fair Value Measurements
     During the first quarter of 2008, the Partnership adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on the Partnership’s financial position or results of operations.
     FAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
     The Partnership’s derivative instruments which consist of commodity and interest rate swaps are required to be measured at fair value on a recurring basis. The fair value of the Partnership’s derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Refer to Notes 7 and 8 for further information on the Partnership’s derivative instruments and hedging activities.
     As prescribed by the FAS 157 levels listed above, the Partnership considers the Partnership’s derivative assets and liabilities as Level 2. The net fair value of the Partnership’s assets and liabilities measured on a recurring basis was a liability of $16,722 and $ 9,843 at March 31, 2008 and December 31, 2007, respectively.
(4) Acquisitions
     (a) Stanolind Assets
     In January 2008, The Partnership acquired 7.8 acres of land, a deep water dock and two sulfuric acid tanks at its Stanolind terminal in Beaumont, Texas from Martin Resource Management Corporation (“Martin Resource Management”) for $5,983 which was allocated to property, plant and equipment. The Partnership entered into a lease agreement with Martin Resource Management for use of the sulfuric acid tanks.
     (b) Asphalt Terminal
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
March 31, 2008
(Unaudited)
     (c) Lubricants Terminal
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
     (d) Woodlawn Pipeline Co., Inc.
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
March 31, 2008
(Unaudited)

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
     In connection with the acquisition, the Partnership borrowed approximately $33,000 under its credit facility.
(5) Inventories
     Components of inventories at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Natural gas liquids	$15,967	$31,283
Sulfur	17,215	7,490
Sulfur Based Products	9,542	6,626
Lubricants	5,779	5,345
Other	2,548	1,054

	$51,051	$51,798

(6) Investment in Unconsolidated Partnerships and Joint Ventures
     The Partnership, through its Prism Gas subsidiary, owns 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”), Panther Interstate Pipeline Energy LLC (“PIPE”) and a 20% ownership interest in a partnership which owns the lease rights to Bosque County Pipeline (“BCP”). Each of these interests is accounted for under the equity method of accounting.
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 for the three months March 31, 2008 and 2007, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,537 and $10,685 at March 31, 2008 and December 31, 2007, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first three months of 2008 or the year ended December 31, 2007.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Distributions in kind	(2,580)	—	—	—	(2,580)
Distributions from (contributions to) unconsolidated entities for operations	(506)	—	—	—	(506)
Cash distributions	(300)	(105)	(45)	—	(450)
Equity in earnings:
Equity in earnings (losses) from operations	3,640	12	47	(41)	3,658
Amortization of excess investment	(137)	(4)	(7)	—	(148)

Investment in unconsolidated entities, March 31, 2008	$70,354	$1,485	$3,688	$137	$75,664

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind	(1,853)	—	—	—	(1,853)
Distributions from (contributions to) unconsolidated entities for operations	3,883	—	—	—	3,883
Cash distributions	(1,125)	(200)	—	—	(1,325)
Equity in earnings:
Equity in earnings from operations	1,864	293	74	(33)	2,198
Amortization of excess investment	(137)	(4)	(7)	—	(148)

Investment in unconsolidated entities, March 31, 2007	$67,569	$1,807	$3,853	$177	$73,406

     Select financial information for significant unconsolidated equity method investees is as follows:

Three Months Ended
	As of March 31		March 31
	Total	Partner’s		Net
	Assets	Capital	Revenues	Income
2008
Waskom	$67,666	$57,658	$26,733	$7,280

As of December 31
2007
Waskom	$66,772	$57,149	$14,799	$3,729

     (7) Commodity Cash Flow Hedges
     The Partnership is exposed to market risks associated with commodity prices, counterparty credit and interest rates. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with its commodity risk exposure. In addition, the Partnership is focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
     The Partnership uses derivatives to manage the risk of commodity price fluctuations. Additionally,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
the Partnership manages interest rate exposure by targeting a ratio of fixed and floating interest rates it deems prudent and using hedges to attain that ratio.
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. The Partnership has adopted a hedging policy that allows it to use hedge accounting for financial transactions that are designated as hedges.
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2008, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     The components of gain (loss) on derivatives qualifying for hedge accounting and those that do not qualify for hedge accounting are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months
	Ended March 31
	2008	2007
Change in fair value of derivatives that do not qualify for hedge accounting and settlements of maturing hedges	$(2,181)	$(283)
Ineffective portion of derivatives qualifying for hedge accounting	121	124

Change in fair value of derivatives in the Consolidated Statement of Operations	$(2,060)	$(159)

     The fair value of derivative assets and liabilities are as follows:

	March 31,	December 31,
	2008	2007
Fair value of derivative assets — current	$—	$235
Fair value of derivative assets — long term	105	—
Fair value of derivative liabilities — current	(4,100)	(3,261)
Fair value of derivative liabilities — long term	(2,740)	(2,140)

Net fair value of derivatives	$(6,735)	$(5,166)

     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2008 (all gas quantities are expressed in British Thermal Units, crude oil and NGLs are expressed in barrels). As of March 31, 2008, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank. For the period ended March 31, 2008, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of March 31, 2008.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)

March 31, 2008
	Total
	Volume Per		Remaining Terms
Transaction Type	Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives::

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	April 2008 to December 2008	(500)

Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	April 2008 to December 2008	(770)

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(900)

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(839)

Total swaps not designated	as cash flow hedges			$(3,009)

Cash Flow Hedges:

Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	April 2008 to December 2008	(1,482)

Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	April 2008 to December 2008	(481)

Natural Gasoline Swap	3,000 BBL	Fixed price of $87.31 (Jan-Mar) and $85.10 (Apr-June) settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	April 2008 to June 2008	(61)

Natural Gasoline Swap	3,000 BBL	Fixed price of $86.52 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	July 2008 to September 2008	(38)

Natural Gasoline Swap	3,000 BBL	Fixed price of $85.79 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	October 2008 to December 2008	(39)

Natural Gas swap	30,000 MMBTU	Fixed price of $9.025 settled against Inside Ferc Columbia Gulf daily average	January 2009 to December 2009	(220)

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(285)

Natural Gasoline Swap	2,000 BBL	Fixed price of $86.42 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	January 2009 to December 2009	(24)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(519)

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(682)

Crude Oil Swap	2,000 BBL	Fixed price of $99.15 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	105

Total swaps designated as cash flow hedges				$(3,726)

Total net fair value of derivatives				$(6,735)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
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
     As a result of the Prism Gas acquisition, the Partnership is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2011 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas, ethane, and natural gasoline.
     Based on estimated volumes, as of March 31, 2008, Prism Gas had hedged approximately 69%, 44%, 14% and 6% of its commodity risk by volume for 2008, 2009, 2010 and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
Hedging Arrangements in Place
As of March 31, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($87.31)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($86.52)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.10)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap (9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
     The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing servicers, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or discontinuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
Impact of Cash Flow Hedges
Crude Oil
     For the three months ended March 31, 2008 and 2007, net gains and losses on swap hedge contracts decreased crude revenue by $1,092 and increased crude revenue by $143, respectively. As of March 31, 2008 an unrealized derivative fair value loss of $2,319, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). Fair value losses of $938, $285 and $1,201 are expected to be reclassified into earnings in 2008, 2009 and 2010, respectively. A fair value gain of $105 is expected to be reclassified into earnings in 2011. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas
     For the three months ended March 31, 2008 and 2007, net losses on swap hedge contracts decreased gas revenue by $699 and $373, respectively. As of March 31, 2008 an unrealized derivative fair value loss of $220, related to cash flow hedges of natural gas price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
NGLs
     For the three months ended March 31, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $269 and increased liquids revenue by $71, respectively. As of March 31, 2008, an unrealized derivative fair value loss of $633 related to cash flow hedges of NGLs price risk was recorded in other comprehensive income (loss). Fair value losses of $609 and $24 are expected to be reclassified into earnings in 2008 and 2009, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
(8) Interest Rate Cash Flow Hedge
     The Partnership has entered into several cash flow hedge agreements with an aggregate notional amount of $195,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. The Partnership designated these swap agreements as cash flow hedges. Under these swap agreements, the Partnership pays a fixed rate of interest and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because these swaps are designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of these hedges, these swaps were identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and these swaps remain equal. This condition results in a 100% effective swap for the following hedges:

Date of Hedge	Notional Amount	Fixed Rate	Maturity Date
January 2008	$25,000	3.400%	January 2010
September 2007	$25,000	4.605%	September 2010
November 2006	$40,000	4.820%	December 2009
March 2006	$75,000	5.250%	November 2010
     In November 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at March 31, 2008 with an offset to current operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
     The Partnership recognized increases in interest expense of $773 and $67 for the three months ended March 31, 2008 and 2007, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges
     The fair value of derivative assets and liabilities are as follows:

	March 31,	December 31,
	2008	2007
Fair value of derivative liabilities — current	$(4,491)	$(1,241)
Fair value of derivative liabilities — long term	(5,496)	(3,436)

Net fair value of derivatives	$(9,987)	$(4,677)

(9) Related Party Transactions
     Included in the consolidated and condensed financial statements are various related party transactions and balances primarily with Martin Resource Management and affiliates. Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
     The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2008	2007
Revenues:
Terminalling and storage	$3,778	$2,585
Marine transportation	6,224	6,554
Product sales:
Natural gas services	1,199	—
Sulfur services	4,511	8
Terminalling and storage	18	3

	5,728	11

	$15,730	$9,150

Costs and expenses:
Cost of products sold:
Natural gas services	$20,403	$12,210
Sulfur services	3,318	3,978
Terminalling and storage	278	—

	$23,999	$16,188

Expenses:
Operating expenses
Marine transportation	$7,224	$4,162
Natural gas services	383	385
Sulfur services	165	277
Terminalling and storage	2,271	1,037

	$10,043	$5,861

Selling, general and administrative:
Natural gas services	$200	$167
Sulfur services	440	387
Terminalling and storage	—	14
Indirect overhead allocation, net of reimbursement	674	326

	$1,314	$894

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
(10) Business Segments
     The Partnership has four reportable segments: terminalling and storage, natural gas services, marine transportation and sulfur services. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
     The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating		Operating
		Revenues	Revenues	Depreciation	Income
	Operating	Intersegment	after	and	(loss) after		Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations		Expenditures
Three months ended March 31, 2008
Terminalling and storage	$20,362	$(1,066)	$19,296	$2,141	$1,176		$4,451
Natural gas services	207,092	—	207,092	977	41		1,169
Marine transportation	16,981	(578)	16,403	2,794	792		26,126
Sulfur services	70,241	(16)	70,225	1,428	8,326		1,854
Indirect selling, general and administrative	—	—	—	—	(1,327)		—

Total	$314,676	$(1,660)	$313,016	$7,340	$9,008		$33,600

Three months ended March 31, 2007
Terminalling and storage	$10,841	$(97)	$10,744	$1,340	$2,977		$5,006
Natural gas services	101,788	—	101,788	431	1,944		704
Marine transportation	14,876	(992)	13,884	1,939	1,018		5,103
Sulfur services	29,530	(150)	29,380	1,184	2,417		4,951
Indirect selling, general and administrative	—	—	—	—		(756)	—

Total	$157,035	$(1,239)	$155,796	$4,894	$7,600		$15,764

     The following table reconciles operating income to net income:

	Three Months Ended
	March 31
	2008	2007
Operating income	$9,008	$7,600
Equity in earnings of unconsolidated entities	3,510	2,050
Interest expense	(4,743)	(3,577)
Other, net	181	79
Income taxes	61	(349)

Net income	$8,017	$5,803

     Total assets by segment are as follows:

	March 31,	December 31,
	2008	2007
Total assets:
Terminalling and storage	$138,936	$126,575
Natural gas services	254,642	268,230
Marine transportation	130,797	107,081
Sulfur services	143,228	121,691

Total assets	$667,603	$623,577

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
(11) Public Equity Offerings
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
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$58,305
General partner contribution	1,190

Total proceeds received	$59,495

Use of Proceeds:
Underwriter’s fees	$2,107
Professional fees and other costs	265
Repayment of debt under revolving credit facility	55,850
Working capital	1,273

Total use of proceeds	$59,495

(12) Long-term Debt
     At March 31, 2008 and December 31, 2007, long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
**$195,000 Revolving loan facility at variable interest rate (6.13%* weighted average at March 31, 2008), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees	$125,000	$95,000
***$130,000 Term loan facility at variable interest rate (6.99%* at March 31, 2008), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	1	21

Total long-term debt	255,001	225,021
Less current installments	1	21

Long-term debt, net of current installments	$255,000	$225,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)

either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective April 1, 2008, the applicable margin for existing borrowings will remain 2.00%. As a result of our leverage ratio test as of March 31, 2008, effective July 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

**	Effective January, 2008, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 3.400% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in January, 2010.

**	Effective September, 2007, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 4.605% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in September, 2010.

**	Effective November, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.

***	The $130,000 term loan has $105,000 hedged. Effective March, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010. Effective November 2006, the Partnership entered into an additional interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March, 2010.
     On August 18, 2006, the Partnership purchased certain terminalling assets and assumed associated long term debt of $113 with a fixed rate cost of 7.25%.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2008, the Partnership had $125,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of March 31, 2008, the Partnership had $69,880 available under its revolving credit facility.
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
     In addition, the credit facility contains various covenants, which, among other things, limit the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it is the survivor; (iv) sell all or substantially all of its assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make certain capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business; and (xii) allow its joint ventures to incur indebtedness or grant certain liens.
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than (x) 5.5 to 1.0 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 30, 2006, and (z) 4.75 to 1.00 for each fiscal quarter thereafter; and (iv) total secured funded debt to EBITDA of not more than (x) 5.50 to 1.00 for the fiscal quarter ended September 30, 2005, (y) 5.25 to 1.00 for the fiscal quarters ending December 31, 2005 through September 20, 2006, and (z) 4.00 to 1.00 for each fiscal quarter thereafter. The Partnership was in compliance with the debt covenants contained in the credit facility for the year ended December 31, 2007 and as of March 31, 2008.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made or required under the term loan through March 31, 2008. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $225,000 to a high of $279,200. As of March 31, 2008, the Partnership had $69,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     In connection with the Partnership’s Stanolind asset acquisition on January 22, 2008, the Partnership borrowed approximately $6,000 under its revolving credit facility.
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
     The Partnership paid cash interest in the amount of $4,333 and $3,603 for the three months ended March 31, 2008 and 2007, respectively. Capitalized interest was $452 and $539 for the three months ended March 31, 2008 and 2007, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
(13) Income Taxes
     The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Our subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. Woodlawn was not acquired until May 2, 2007 and accordingly, had no effect on the financial statements for the three months ended March 31, 2007. A current federal income tax benefit of $164 and state income tax expense of $6 related to the operation of the subsidiary was recorded for the three months ended March 31, 2008. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment. A deferred tax benefit related to these basis differences of $80 was recorded for the three months ended March 31, 2008, and a deferred tax liability of $8,735 and $8,815 related to the basis differences existing at March 31, 2008 and at December 31, 2007, respectively.
     The final liquidation of the Prism Gas corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $214 resulting from the liquidation were recorded in income tax expense for the three months ended March 31, 2007.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial.  The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin tax of $183 and $135 were recorded in current income tax expense for the three months ended March 31, 2008 and 2007, respectively.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48, nor is there any impact in the current financial statements.
     The components of income tax expense (benefit) from operations recorded for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	2008	2007
Current:
Federal	$(164)	$169
State	183	180

	$19	$349

Deferred:
Federal	$(80)	$—

	$(61)	$349

(14) CONSOLIDATED FINANCIAL STATEMENTS
       In connection with the Partnership’s filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”), Martin Operating Partnership L.P. (the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2008
(Unaudited)
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
(15) COMMITMENTS AND CONTINGENCIES
     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
     In addition to the foregoing, as a result of a routine inspection by the U.S. Coast Guard of the Partnership’s tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, the Partnership has been informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78. In connection with this matter, two of the Partnership’s employees were served with grand jury subpoenas during the fourth quarter of 2007. The Partnership is cooperating with the investigation and, as of the date of this report, no formal charges, fines and/or penalties have been asserted against the Partnership.

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
     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2008.
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum and by-products;

•	Natural gas services;

•	Marine transportation services for petroleum products and by-products; and

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution.
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
     You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Derivatives
     In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2008, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     Product Exchanges
     The Partnership enters into product exchange agreements with third parties whereby the Partnership agrees to exchange natural gas liquids (“NGLs”) and sulfur with third parties. The Partnership records the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
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
     Sulfur services – Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership based on specific contract terms at either the shipping or delivery point.
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
     We own an unconsolidated 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”), Panther Interstate Pipeline Energy LLC (“PIPE”) and a 20% ownership interest in a partnership which owns the lease rights to Bosque County Pipeline (“BCP”). Each of these interests is accounted for under the equity method of accounting.
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
     All four of our “reporting units”, terminalling, marine transportation, natural gas services and sulfur services, contain goodwill.
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
     Allowance for Doubtful Accounts
     In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record specific and general reserves for bad debts to reduce the related receivables to the amount we ultimately expect to collect from customers.
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

     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $17.2 million of direct costs and expenses for the three months ended March 31, 2008 compared to $12.8 million for the three months ended March 31, 2007. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
     In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. We reimbursed Martin Resource Management for $0.7 and $0.3 million of indirect expenses for the three months ended March 31, 2008 and 2007. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.
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
     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 9% and 13% of our total cost of products sold during the three months ended March 31, 2008 and 2007, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
     For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.
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
Results of Operations
     The results of operations for the three months ended March 31, 2008 and 2007 have been derived from the consolidated and condensed financial statements of the Partnership.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2008 and 2007. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.
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

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended March 31, 2008
Terminalling and storage	$20,362	$(1,066)	$19,296	$2,109	$(933)	$1,176
Natural gas services	207,092	—	207,092	(183)	224	41
Marine transportation	16,981	(578)	16,403	1,300	(508)	792
Sulfur services	70,241	(16)	70,225	7,109	1,217	8,326
Indirect selling, general and administrative	—	—	—	(1,327)	—	(1,327)

Total	$314,676	$(1,660)	$313,016	$9,008	$—	$9,008

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended March 31, 2007
Terminalling and storage	$10,841	$(97)	$10,744	$2,887	$90	$2,977
Natural gas services	101,788	—	101,788	1,944	—	1,944
Marine transportation	14,876	(992)	13,884	2,004	(986)	1,018
Sulfur services	29,530	(150)	29,380	1,521	896	2,417
Indirect selling, general and administrative	—	—	—	(756)	—	(756)

Total	$157,035	$(1,239)	$155,796	$7,600	$—	$7,600

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
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
     Our total revenues before eliminations were $314.7 million for the three months ended March 31, 2008 compared to $157.0 million for the three months ended March 31, 2007, an increase of $157.7 million, or 100%. Our operating income before eliminations was $9.0 million for the three months ended March 31, 2008 compared to $7.6 million for the three months ended March 31, 2007, an increase of $1.4 million, or 18%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenues:
Services	$8,932	$6,951
Products	11,430	3,890

Total revenues	20,362	10,841

Cost of products sold	9,921	3,165
Operating expenses	6,170	3,420
Selling, general and administrative expenses	21	29
Depreciation and amortization	2,141	1,340

	2,109	2,887

Other operating income	—	—

Operating income	$2,109	$2,887

     Revenues. Our terminalling and storage revenues increased $9.5 million, or 88%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Service revenue accounted for $2.0 million of this increase due to recent acquisitions and new capital projects being placed into service during the last twelve months. Product revenue increased $7.5 million, or 194%, primarily due to our acquisition of the operating assets of Mega Lubricants Inc. (“Mega Lubricants”) in June 2007 and an increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products sold increased $6.8 million, or 213%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was due to our Mega Lubricants acquisition and an increase in product cost.
     Operating expenses. Operating expenses increased $2.7 million, or 80%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was due primarily to recent acquisitions and new capital projects being placed into services during the last twelve months and increased salaries and related burden, product handling costs and repairs and maintenance related to increased activity at our existing terminals.
     Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods ended March 31, 2008 and 2007.
     Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 60%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily a result of recent acquisitions and other capital expenditures.
     In summary, our terminalling operating income decreased $0.8 million, or 27%, as result of an increase in depreciation expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
  Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
NGLs	$194,609	$98,232
Natural gas	13,812	3,145
Non-cash mark to market adjustment of commodity derivatives	(1,117)	(496)
Gain (loss) on cash settlements of commodity derivatives	(944)	337
Other operating fees	732	570

Total revenues	207,092	101,788

Cost of products sold:
NGLs	189,147	93,887
Natural gas	13,927	2,885

Total cost of products sold	203,074	96,772

Operating expenses	1,999	1,323
Selling, general and administrative expenses	1,226	1,318
Depreciation and amortization	977	431

	(184)	1,944

Other operating income	1	0

Operating income (loss)	$(183)	$1,944

NGLs Volumes (Bbls)	2,787	2,130

Natural Gas Volumes (Mmbtu)	1,797	483

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$3,510	$2,050

Waskom:
Plant Inlet Volumes (Mmcf/d)	258	188

Frac Volumes (Bbls/d)	10,044	7,324

     Revenues. Our natural gas services revenues increased $105.3 million, or 104% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to higher commodity prices, in addition to increased natural gas and NGL volumes.
     For the three months ended March 31, 2008, NGL revenues increased $96.4 million, or 98% and natural gas revenues increased $10.7 million, or 339%. NGL sales volumes for the three months of 2008 increased 31% and natural gas volumes increased 272% compared to the same period of 2007. Our NGL average sales price per barrel for the three months ended March 31, 2008 increased $23.70 or 51% and our natural gas average sales price per Mmbtu increased $1.18, or 18% compared to the same period of 2007. The increase in NGL volumes is primarily due to increased industrial demand, offset by a decrease in demand from propane volumes experienced during the first quarter of 2008 as compared to the first quarter of 2007. The increase in natural gas volumes is primarily due to the acquisition of Woodlawn Pipeline Co., Inc. (“Woodlawn”), which was completed in the second quarter of 2007.
     Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended March 31, 2008, 57% of our total natural gas volumes and 72% of our total NGL volumes were hedged as compared to 46% and 53%, for the same period in 2007. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $2.1 million for the first quarter of 2008 compared to a decrease of $0.2 million in the same period of 2007. Of the $2.1 million decrease, $1.1 was attributable to a non-cash mark to market adjustments made against our derivative contracts and $0.9 million is related to a loss recognized on cash settlements of our derivative contracts.
     Costs of product sold. Our cost of products sold increased $106.3 million, or 110%, for the three months ended March 31, 2008 compared to the same period of 2007. Of the increase, $95.3 million relates to NGLs and $11.0 million relates to natural gas. The percentage increase in NGL cost of products sold is greater than our percentage increase in NGL revenues as our NGL margins decreased $0.08 per barrel, or 4%. This is primarily due to decreased demand in higher margin propane volumes due to warmer weather conditions experienced during the first quarter of 2008, offset by increased demand for lower margin industrial NGLs. The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 112%. In addition, the terms of Woodlawn’s producer contracts compared to our historical producer contracts combined with operational issues lead to a volume loss on the Woodlawn system. Contributing factors to these operational issues are being identified and corrected as part of an ongoing project expected to be complete by third quarter of 2008.
     Operating expenses. Operating expenses increased $0.7 million, or 51%, for the three months ended March 31, 2008 compared to the same period of 2007. This increase is primarily due to the Woodlawn acquisition.
     Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively constant for the three months ended March 31, 2008 and 2007.
     Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 127%, for the three months ended March 31, 2008 compared to the same period of 2007. This increase was primarily a result of the Woodlawn acquisition.
     In summary, our natural gas services operating income decreased $2.1 million, or 110%, for the three months ended March 31, 2008 compared to the same period of 2007.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $3.5 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively, an increase of 71%. This increase is primarily a result of completing the expansions to the Waskom plant and the Waskom fractionator in the first half of 2007, resulting in our inlet volumes and fractionation volumes increasing 37%.
Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenues	$16,981	$14,876
Operating expenses	12,775	10,867
Selling, general and administrative expenses	251	66
Depreciation and amortization	2,794	1,939

	1,161	2,004

Other operating income	139	—

Operating income	$1,300	$2,004

     Revenues. Our marine transportation revenues increased $2.1 million, or 14%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our inland marine operations generated an additional $1.7 million in revenue from expansion of our fleet and increased contract rates. Our offshore revenues increased $0.3 million.
     Operating expenses. Operating expenses increased $1.9 million, or 18%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We experienced increases in operating costs from fuel expense, repairs and maintenance and crew wages and the related salary burden.
     Selling, general, and administrative expenses. Selling, general and administrative increased $0.2 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 44%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income decreased $0.7 million, or 35%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Revenues	$70,241	$29,530
Cost of products sold	57,217	22,013
Operating expenses	3,832	4,260
Selling, general and administrative expenses	655	551
Depreciation and amortization	1,428	1,184

Operating income	$7,109	$1,522

Sulfur Services Volumes (long tons)	357.3	365.6

     Revenues. Our sulfur services revenues increased $40.1 million, or 138%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily a result of a 143% increase in our average sales price. The sales price increase was due primarily to increased market prices for our sulfur products, primarily driven by higher costs of sulfur and raw materials for sulfur-based products.
     Cost of products sold. Our cost of products sold increased $35.2 million, or 160%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our margin per ton increased 77% which was driven by a strong international demand in the prilled sulfur markets and being able to spread our margin to our sulfur-based product customers.
     Operating expenses. Our operating expenses decreased $0.4 million, or 10%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This decrease was a result of marine transportation costs related to a reduction in outside towing expense incurred for leased vessels.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.1 million, or 19%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

     Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 21%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This is attributable to our sulfuric acid facility coming online in the fourth quarter of 2007.
     In summary, our sulfur services operating income increased $5.6 million, or 367%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100%	100%
Cost of products sold	86%	78%
Operating expenses	8%	12%
Selling, general and administrative expenses	1%	2%
Depreciation and amortization	2%	3%
Equity in Earnings of Unconsolidated Entities
     For the three months ended March 31, 2008 and 2007 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and BCP.
     Equity in earnings of unconsolidated entities was $3.5 million for the three months ended March 31, 2008 compared to $2.1 million for the three months ended March 31, 2007, a increase of $1.4 million. This increase is related to the earnings of Waskom, Matagorda, PIPE and BCP.
Interest Expense
     Our interest expense for all operations was $4.7 million for the three months ended March 31, 2008 compared to the $3.6 million for the three months ended March 31, 2007, an increase of $1.1 million, or 31%.  This increase was primarily due to an increase in average debt outstanding and a mark to market charge on interest rate swaps of $0.8 million which was offset by a decrease in interest rates in the three months of 2008 compared to the same period in 2007.
Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $1.3 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.
     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. Martin

Resource Management allocated indirect selling, general and administrative expenses of $0.7 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the three months ended March 31, 2008, cash increased $2.8 million as a result of $21.9 million provided by operating activities, $38.2 million used in investing activities and $19.1 million provided by financing activities. For the three months ended March 31, 2007, cash increased $0.9 million as a result of $11.9 million provided by operating activities, $18.5 million used in investing activities and $7.5 million provided by financing activities.
     For the three months ended March 31, 2008 our investing activities of $38.2 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships. For the three months ended March 31, 2007 our investing activities of $18.5 million consisted primarily of capital expenditures, acquisitions and investments in and returns of investments from unconsolidated partnerships.
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
     For the three months ended March 31, 2008 and 2007, our capital expenditures for property, plant and equipment were $39.6 million and $15.8 million, respectively.
     As to each period:
•	For the three months ended March 31, 2008, we spent $37.3 million for expansion and $2.3 million for maintenance. Our expansion capital expenditures were made in connection with the asset acquisition of the Stanolind assets from Martin Resource Management, marine vessel purchases and conversions and construction projects associated with our terminalling business. Our maintenance capital expenditures were primarily made in our marine transportation segment to extend the useful lives of our marine assets and in our terminal segment for terminal facilities where less than $0.1 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricane Rita and Katrina.

•	For the three months ended March 31, 2007, we spent $14.8 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with projects related to upgrading a number our marine transportation assets, construction projects associated with our existing terminalling facilities, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $0.1 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.
     For the three months ended March 31, 2008, our financing activities consisted of cash distributions paid to common and subordinated unit holders of $10.9 million, payments of long term debt to financial lenders of $58.1 million, and borrowings of long-term debt under our credit facility of $88.1 million.

     For the three months ended March 31, 2007, our financing activities consisted of cash distributions paid to common and subordinated unit holders of $8.5 million, payments of long term debt to financial lenders of $25.1 million, and borrowings of long-term debt under our credit facility of $41.1 million
     We made investments in unconsolidated entities of $0.5 million and $3.9 million during the three months ended March 31, 2008 and 2007, respectively.  The net investment in unconsolidated entities includes $0.8 million and $4.1 million of expansion capital expenditures in the three months ended March 31, 2008 and 2007, respectively.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of March 31, 2008, we had $255.0 million of outstanding indebtedness, consisting of outstanding borrowings of $125.0 million under our revolving credit facility and $130.0 million under our term loan facility.
     On January 22, 2008, we financed the Stanolind asset acquisition through approximately $6.0 million in borrowings under our revolving credit facility.
     On October 2, 2007, we financed the Monarch acquisition through approximately $3.9 million in borrowings under our revolving credit facility.
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
     We believe that cash generated from operations, and our borrowing capacity under our credit facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2008. However, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors — Risks Related to Our Business” in our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for a discussion of such risks.
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2008 is as follows (dollars in thousands):

	Payment due by period
	Total		1-3	3-5	Due
Type of Obligation	Obligation	Less than One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$125,000	$—	$125,000	$—	$—
Term loan facility	130,000	—	130,000	—	—
Other	1	1	—	—	—
Non-competition agreements	700	250	250	100	100
Operating leases	27,594	3,843	9,418	5,152	9,181
Interest expense(1)
Revolving Credit Facility	20,086	7,668	12,418	—	—
Term loan facility	23,790	9,082	14,708	—	—
Other	—	—	—	—	—

Total contractual cash obligations	$327,171	$20,844	$291,794	$5,252	$9,281

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
     Letter of Credit At March 31, 2008, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of March 31, 2008, we had $125.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of March 31, 2008, we had $69.9 million available under our revolving credit facility.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $225.0 million to a high of $279.2 million. As of March 31, 2008, we had $69.9 million available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective April 1, 2008, the applicable margin for existing borrowings will remain 2.00%. As a result of our leverage ratio test, effective July 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. We incur a commitment fee on the unused portions of the credit facility.
     Effective January 2008, we entered into an interest rate swap that swaps $25.0 million of floating rate to fixed rate. The fixed rate cost is 3.400% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in January, 2010 is accounted for using hedge accounting.
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
     On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made through March 31, 2008. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     As of May 6, 2008, our outstanding indebtedness includes $267.5 million under our credit facility.

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
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2008 and 2007. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations.  Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income.  We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2008 or 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Commodity Price Risk. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. Under our hedging policy, we monitor and manage the commodity market risk associated with the commodity risk exposure of Prism Gas. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
     We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank.
     On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, and have established a maximum credit limit threshold pursuant to our hedging policy and monitor the appropriateness of these limits on an ongoing basis.
     As a result of the Prism Gas acquisition, we are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Prism Gas gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (POL) and percent-of-proceeds (POP) basis. Prism Gas has entered into hedging transactions through 2011 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and ethane.
     Based on estimated volumes, as of March 31, 2008, Prism Gas had hedged approximately 69%, 44%, 14% and 6% of its commodity risk by volume for 2008, 2009, 2010, and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
Hedging Arrangements in Place
As of March 31, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($87.31)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($86.52)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.10)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap (9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
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

     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 6.57% as of March 31, 2008. We had a total of $255.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $60.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2008, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually.
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
     In response to the material weakness disclosed in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, we have implemented new internal control procedures to improve the effectiveness of our review of identified reconciling items on product exchange reconciliations. These remedial actions include additional review by our internal accounting staff and enhanced documentation related to such review.
     Except as described above, there were no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008. Please see “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.
Item 5. Other Information.
     On May 2, 2008, Martin Midstream Partners L.P. (the “Partnership”) received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management Corporation (“Martin Resource Management”), the parent company of Martin Midstream GP, LLC (“Martin Midstream GP”), the Partnership’s general partner. The Plaintiff and the Defendant are directors and executive officers of both Martin Resource Management and Martin Midstream GP. The lawsuit alleges that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. The Partnership is not a party to the lawsuit and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Defendant with respect to his service as an officer or director of Martin Midstream GP. The lawsuit is not expected to affect the financial condition or operation of the Partnership or Martin Midstream GP.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: May 7, 2008		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated September 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2007, and incorporated herein by reference).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated effective January 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed April 7, 2008, and incorporated herein by reference).

3.5	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated September 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated September 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the General Partner, dated September 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.9	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated September 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.10	Limited Liability Company Agreement of the Operating General Partner, dated September 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited) of the General Partner.

*	Filed or furnished herewith