Form 10-Q
period 2008-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2008-08-05
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of the registrant’s Common Units outstanding at August 5, 2008 was 12,837,480. The number of the registrant’s subordinated units outstanding at August 5, 2008 was 1,701,346

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Cash	$11,273	$4,113
Accounts and other receivables, less allowance for doubtful accounts of $350 and $211, respectively	110,998	88,039
Product exchange receivables	42,148	10,912
Inventories	101,832	51,798
Due from affiliates	8,336	2,325
Fair value of derivatives	—	235
Other current assets	7,093	584

Total current assets	281,680	158,006

Property, plant and equipment, at cost	497,323	441,117
Accumulated depreciation	(110,332)	(98,080)

Property, plant and equipment, net	386,991	343,037

Goodwill	37,405	37,405
Investment in unconsolidated entities	77,276	75,690
Fair value of derivatives	42	—
Other assets, net	8,493	9,439

	$791,887	$623,577

Liabilities and Partners’ Capital

Current installments of long-term debt	$—	$21
Trade and other accounts payable	169,144	104,598
Product exchange payables	70,856	24,554
Due to affiliates	10,138	7,543
Income taxes payable	671	602
Fair value of derivatives	13,083	4,502
Other accrued liabilities	4,717	4,752

Total current liabilities	268,609	146,572

Long-term debt	285,000	225,000
Deferred income taxes	8,660	8,815
Fair value of derivatives	11,535	5,576
Other long-term obligations	1,586	1,766

Total liabilities	575,390	387,729

Partners’ capital	232,798	242,610
Accumulated other comprehensive income (loss)	(16,301)	(6,762)

Total partners’ capital	216,497	235,848

Commitments and contingencies	$791,887	$623,577

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Terminalling and storage	$9,900	$7,037	$17,820	$13,988
Marine transportation	19,309	15,154	35,712	29,038
Product sales:
Natural gas services	182,025	105,321	389,117	207,109
Sulfur services	86,027	30,353	156,252	59,733
Terminalling and storage	10,882	4,449	22,258	8,242

	278,934	140,123	567,627	275,084

Total revenues	308,143	162,314	621,159	318,110

Costs and expenses:
Cost of products sold:
Natural gas services	180,324	100,939	383,174	197,711
Sulfur services	75,964	22,416	132,304	44,217
Terminalling and storage	10,270	3,917	20,191	6,932

	266,558	127,272	535,669	248,860

Expenses:
Operating expenses	26,195	20,663	50,412	39,656
Selling, general and administrative	3,467	2,744	6,946	5,465
Depreciation and amortization	7,614	5,468	14,954	10,362

Total costs and expenses	303,834	156,147	607,981	304,343

Other operating income (loss)	(14)	—	126	—

Operating income	4,295	6,167	13,304	13,767

Other income (expense):
Equity in earnings of unconsolidated entities	4,372	2,418	7,882	4,468
Interest expense	(3,895)	(2,739)	(8,638)	(6,316)
Other, net	67	72	247	151

Total other income (expense)	544	(249)	(509)	(1,697)

Net income before taxes	4,839	5,918	12,795	12,070
Income tax benefit (expense)	(522)	9	(461)	(340)

Net income	$4,317	$5,927	$12,334	$11,730

General partner’s interest in net income	$665	$354	$1,316	$629
Limited partners’ interest in net income	$3,652	$5,573	$11,018	$11,101

Net income per limited partner unit — basic and diluted	$0.25	$0.41	$0.76	$0.82

Weighted average limited partner units — basic	14,532,826	13,638,101	14,532,826	13,478,271
Weighted average limited partner units — diluted	14,535,779	13,642,950	14,535,564	13,483,246
     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
Balances – January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525

Net Income	—	9,254	—	1,847	629	—	11,730

Follow-on public offering	1,380,000	55,934	—	—	—	—	55,934

General partner contribution	—	—	—	—	1,192	—	1,192

Unit-based compensation	3,000	26	—	—	—	—	26

Cash distributions	—	(13,361)	—	(3,216)	(697)	—	(17,274)

Adjustment in fair value of derivatives	—	—	—	—	—	193	193

Balances – June 30, 2007	11,986,808	$253,240	2,552,018	$(7,606)	$4,377	$315	$250,326

Balances – January 1, 2008	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$235,848

Net income	—	9,958	—	1,060	1,316	—	12,334

Cash distributions	—	(18,229)	—	(2,416)	(1,535)	—	(22,180)

Unit-based compensation	—	34	—	—	—	—	34

Adjustment in fair value of derivatives	—	—	—	—	—	(9,539)	(9,539)

Balances – June 30, 2008	12,837,480	$236,283	1,701,346	$(7,378)	$3,893	$(16,301)	$216,497

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$4,317	$5,927	$12,334	$11,730
Changes in fair values of commodity cash flow hedges	(8,700)	(193)	(8,487)	(357)
Cash flow hedging gains (losses) reclassified to earnings	41	40	(625)	(270)
Changes in fair value of interest rate cash flow hedges	4,112	1,457	(427)	820

Comprehensive income	$(230)	$7,231	$2,795	$11,923

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,334	$11,730

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,954	10,362
Amortization of deferred debt issuance costs	559	540
Deferred taxes	(155)	(68)
Gain on sale of property, plant and equipment	(126)	—
Equity in earnings of unconsolidated entities	(7,882)	(4,468)
Distributions from unconsolidated entities	—	200
Distributions in-kind from equity investments	5,621	4,541
Non-cash mark-to-market on derivatives	5,195	854
Other	34	26
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(22,959)	6,769
Product exchange receivables	(31,236)	4,170
Inventories	(50,034)	702
Due from affiliates	(6,011)	(1,145)
Other current assets	(6,509)	148
Trade and other accounts payable	64,546	6,059
Product exchange payables	46,302	(7,401)
Due to affiliates	2,595	(4,694)
Income taxes payable	69	277
Other accrued liabilities	(34)	(892)
Change in other non-current assets and liabilities	(224)	47

Net cash provided by operating activities	27,039	27,757

Cash flows from investing activities:
Payments for property, plant and equipment	(52,756)	(36,772)
Acquisitions, net of cash acquired	(5,983)	(37,344)
Proceeds from sale of property, plant and equipment	404	—
Return of investments from unconsolidated entities	600	2,970
Distributions from (contributions to) unconsolidated entities for operations	75	(5,777)

Net cash used in investing activities	(57,660)	(76,923)

Cash flows from financing activities:
Payments of long-term debt	(100,791)	(97,287)
Proceeds from long-term debt	160,770	103,250
Net proceeds from follow on public offering	—	55,934
General partner contribution	—	1,192
Payments of debt issuance costs	(18)	—
Cash distributions paid	(22,180)	(17,274)

Net cash provided by financing activities	37,781	45,815

Net increase (decrease) in cash	7,160	(3,351)
Cash at beginning of period	4,113	3,675

Cash at end of period	$11,273	$324

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
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
     (b) Unit Grants
     The Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan in May 2008. These units vest in 25% increments beginning in January 2009 and will be fully vested in January 2012.
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
     The Partnership accounts for the transactions under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $17 and $15 for the three months ended June 30, 2008 and 2007, respectively, and $34 and $26 for the six months ended June 30, 2008 and 2007, respectively. The Partnership’s general partner contributed cash of $2 in January 2006 and $3 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership. The Partnership’s general partner did not make a contribution attributable to the restricted units issued to its three independent, non-employee directors in May 2008, as such units were purchased in the open market by the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
     (c) Incentive Distribution Rights
     The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended June 30, 2008 and 2007 the general partner received $590 and $240, respectively, in incentive distributions. For the six months ended June 30, 2008 and 2007, the general partner received and $1,091 and $402, respectively, in incentive distributions.
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
     The weighted average units outstanding for basic net income per unit were 14,532,826 and 13,638,101 for the three months ended June 30, 2008 and 2007, respectively, and 14,532,826 and 13,478,271 for the six months ended June 30, 2008 and 2007, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,953 and 4,849 for the three months ended June 30, 2008 and 2007, respectively, and 2,738 and 4,975 for the six months ended June 30, 2008 and 2007, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
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
June 30, 2008
(Unaudited)
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
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the portion of SFAS No. 157 that was not delayed, and since the Partnership’s existing fair value measurements are consistent with the guidance of SFAS No. 157, the partial adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the Partnership’s consolidated financial statements. See Note 3 for expanded disclosures about fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Partnership to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Partnership would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Partnership currently has no plans to apply SFAS No. 159.
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141), to establish revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141 is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership will apply the guidance of SFAS No. 141 to business combinations completed on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently evaluating the impact of adopting SFAS No. 160 on January 1, 2009.
       In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for fiscal years and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
interim periods beginning after November 15, 2008. The Partnership is evaluating the additional disclosures required by SFAS No. 161 beginning January 1, 2009.
(3) Fair Value Measurements
     During the first quarter of 2008, the Partnership adopted FASB Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of FAS 157 had no impact on the Partnership’s financial position or results of operations.
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
     As prescribed by the FAS 157 levels listed above, the Partnership considers the Partnership’s derivative assets and liabilities as Level 2. The net fair value of the Partnership’s assets and liabilities measured on a recurring basis was a liability of $24,576 and $ 9,843 at June 30, 2008 and December 31, 2007, respectively.
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
June 30, 2008
(Unaudited)
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
     (d) Woodlawn Pipeline Co., Inc.
     On May 2, 2007, the Partnership, through its subsidiary Prism Gas Systems I, L.P. (“Prism Gas”), acquired 100% of the outstanding stock of Woodlawn Pipeline Co., Inc (“Woodlawn”). The results of Woodlawn’s operations have been included in the consolidated financial statements beginning May 2, 2007. The excess of the fair value over the carrying value of the assets was allocated to all identifiable assets. After recording all identifiable assets at their fair values, the remaining $8,785 was recorded as goodwill. The goodwill was a result of Woodlawn’s strategically located assets combined with the Partnership’s access to capital and existing infrastructure. This will enhance the Partnership’s ability to offer additional gathering services to customers through internal growth projects including natural gas processing, fractionation and pipeline expansions as well as new pipeline construction. In accordance with FAS 142, the goodwill will not be amortized but tested for impairment.
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
June 30, 2008
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
     In connection with the acquisition, the Partnership borrowed approximately $33,000 under its credit facility.
(5) Inventories
     Components of inventories at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
Natural gas liquids	$26,715	$31,283
Sulfur	50,977	7,490
Sulfur Based Products	14,303	6,626
Lubricants	7,402	5,345
Other	2,435	1,054

	$101,832	$51,798

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
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $297 for the three and six months June 30, 2008 and 2007, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,388 and $10,685 at June 30, 2008 and December 31, 2007, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first six months of 2008 or the year ended December 31, 2007.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
     As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Acquisitions of interests	—	—	—	—	—
Distributions in kind from equity investments	(5,621)	—	—	—	(5,621)
Return on investments from unconsolidated entities	—	—	—	—	—
Contributions to (distributions from) unconsolidated entities:
Cash contributions	500	—	—	80	580
Distributions from (contributions to) unconsolidated entities for operations	(655)	—	—	—	(655)
Return of investments from unconsolidated entities	(300)	(105)	(195)	—	(600)
Equity in earnings:
Equity in earnings from operations	7,875	84	302	(82)	8,179
Amortization of excess investment	(275)	(8)	(14)	—	(297)

Investment in unconsolidated entities, June 30, 2008	$71,761	$1,553	$3,786	$176	$77,276

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Acquisitions of interests	—	—	—	—	—
Distributions in kind from equity investments	(4,541)	—	—	—	(4,541)
Return on investments from unconsolidated entities	—	(200)	—	—	(200)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	—	—	—	—	—
Distributions from (contributions to) unconsolidated entities for operations	5,670	—	—	107	5,777
Return of investments from unconsolidated entities	(2,625)	(270)	(75)	—	(2,970)
Equity in earnings:
Equity in earnings from operations	4,301	419	110	(65)	4,765
Amortization of excess investment	(275)	(8)	(14)	—	(297)

Investment in unconsolidated entities, June 30, 2007	$67,467	$1,659	$3,807	$252	$73,185

     Select financial information for significant unconsolidated equity method investees is as follows:

			Three Months Ended		Six Months Ended
	As of June 30,		June 30,		June 30,
	Total	Partner’s		Net		Net
	Assets	Capital	Revenues	Income	Revenues	Income
2008
Waskom	$75,929	$60,745	$35,807	$8,468	$62,540	$15,748

2007	As of December 31,
Waskom	$66,772	$57,149	$18,374	$4,873	$33,173	$8,602

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
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
     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), all derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. The Partnership has adopted a hedging policy that allows it to use hedge accounting for financial transactions that are designated as hedges.
     Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of June 30, 2008, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     The components of gain (loss) on derivatives qualifying for hedge accounting and those that do not qualify for hedge accounting are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007
Change in fair value of derivatives that do not qualify for hedge accounting and settlements of maturing hedges	$(5,964)	$(509)	$(8,146)	$(793)

Ineffective portion of derivatives qualifying for hedge accounting	(85)	(35)	37	89

Change in fair value of derivatives in the Consolidated Statement of Operations	$(6,049)	$(544)	$(8,109)	$(704)

     The fair value of derivative assets and liabilities are as follows:

	June 30,	December 31,
	2008	2007
Fair value of derivative assets — current	$—	$235
Fair value of derivative assets — long term	—	—
Fair value of derivative liabilities — current	(9,799)	(3,261)
Fair value of derivative liabilities — long term	(9,591)	(2,140)

Net fair value of derivatives	$(19,390)	$(5,166)

     Set forth below is the summarized notional amount and terms of all instruments held for price risk

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
management purposes at June 30, 2008 (all gas quantities are expressed in British Thermal Units, crude oil and NGLs are expressed in barrels). As of June 30, 2008, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank. For the period ended June 30, 2008, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of June 30, 2008.

June 30, 2008
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark-to-Market Derivatives:

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	July 2008 to December 2008	$(904)

Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	July 2008 to December 2008	(1,240)

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(2,418)

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(2,357)

Total swaps not designated as cash flow hedges				$(6,919)

Cash Flow Hedges:

Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	July 2008 to December 2008	$(2,201)

Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	July 2008 to December 2008	(720)

Natural Gasoline Swap	3,000 BBL	Fixed price of $86.52 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	July 2008 to September 2008	(369)

Natural Gasoline Swap	3,000 BBL	Fixed price of $85.79 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	October 2008 to December 2008	(377)

Natural Gas swap	30,000 MMBTU	Fixed price of $9.025 settled against Inside Ferc Columbia Gulf daily average	January 2009 to December 2009	(1,144)

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(791)

Natural Gasoline Swap	2,000 BBL	Fixed price of $86.42 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	January 2009 to December 2009	(929)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)

June 30, 2008
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(1,461)

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(2,093)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(355)

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2010 to December 2010	(335)

Crude Oil Swap	2,000 BBL	Fixed price of $99.15 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(744)

Crude Oil Swap	1,000 BBL	Fixed price of $103.80 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(326)

Natural Gasoline Swap	2,000 BBL	Fixed price of $93.18 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2011 to December 2011	(626)

Total swaps designated as cash flow hedges				$(12,471)

Total net fair value of derivatives				$(19,390)

     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has incurred no losses associated with the counterparty non-performance on derivative contracts.
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
     Based on estimated volumes, as of June 30, 2008, Prism Gas had hedged approximately 67%, 47%, 22% and 16% of its commodity risk by volume for 2008, 2009, 2010, and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
Hedging Arrangements in Place
As of June 30, 2008

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($86.52)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap (9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)
2011	Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
2011	Condensate	1,000 BBL/Month	Crude Oil Swap ($103.80)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($93.18)	NYMEX
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
Impact of Cash Flow Hedges
Crude Oil
     For the three month periods ended June 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased crude revenue by $4,946 and $494, respectively. For the six month periods ending June 30, 2008 and 2007 net gains and losses on swap hedge contracts decreased crude revenue by $6,037 and $351, respectively. As of June 30, 2008 an unrealized derivative fair value loss of $7,332, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008, 2009, 2010 and 2011. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
     For the three month periods ended June 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased gas revenue by $626 and increased gas revenue $130, respectively. For the six month periods ended June 30, 2008 and 2007, net losses and gains on swap hedge contracts decreased gas revenue by $1,326 and $243, respectively. As of June 30, 2008 an unrealized derivative fair value loss of $1,144, related to cash flow hedges of natural gas price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas Liquids
     For the three month periods ended June 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $477 and $180, respectively. For the six month periods ended June 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $746 and $110, respectively. As of June 30, 2008 an unrealized derivative fair value loss of $3,355, related to cash flow hedges of NGLs price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
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
     In November 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at June 30, 2008 with an offset to current operations.
     The Partnership recognized increases in interest expense of $193 and $966 for the three and six months ended June 30, 2008, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
     The Partnership recognized decreases in interest expense of $403 and $431 for the three and six months ended June 30, 2007, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
     The fair value of derivative assets and liabilities are as follows:

	June 30,	December 31,
	2008	2007
Fair value of derivative assets — long-term	$42	$—
Fair value of derivative liabilities — current	(3,190)	(1,241)
Fair value of derivative liabilities — long term	(2,038)	(3,436)

Net fair value of derivatives	$(5,186)	$(4,677)

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
     The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Terminalling and storage	$4,454	$2,683	$8,232	$5,268
Marine transportation	6,219	6,133	12,443	12,687
Product sales:
Natural gas services	875	641	2,074	641
Sulfur services	4,410	91	8,921	99
Terminalling and storage	—	7	18	10

	5,285	739	11,013	750

	$15,958	$9,555	$31,688	$18,705

Costs and expenses:
Cost of products sold:
Natural gas services	$28,578	$13,646	$48,982	$25,856
Sulfur services	3,398	3,311	6,716	7,289
Terminalling and storage	19	—	297	—

	$31,995	$16,957	$55,995	$33,145

Expenses:
Operating expenses
Marine transportation	$5,732	$5,123	$12,956	$9,285
Natural gas services	389	378	773	763
Sulfur services	565	329	1,114	606
Terminalling and storage	2,298	1,138	4,568	2,175

	$8,984	$6,968	$19,411	$12,829

Selling, general and administrative:
Natural gas services	$185	$174	$385	$341
Sulfur services	467	397	908	784
Terminalling and storage	—	14	—	28
Indirect overhead allocation, net of reimbursement	674	326	1,347	652

	$1,326	$911	$2,640	$1,805

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

			Operating		Operating
		Intersegment	Revenues	Depreciation	Income (loss)
	Operating	Revenues	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended June 30, 2008
Terminalling and storage	$21,795	$(1,013)	$20,782	$2,301	$2,156	$5,375
Natural gas services	182,025	—	182,025	961	(2,667)	2,590
Marine transportation	20,308	(999)	19,309	2,948	1,993	10,417
Sulfur services	86,445	(418)	86,027	1,404	4,128	774
Indirect selling, general and administrative	—	—	—	—	(1,315)	—

Total	$310,573	$(2,430)	$308,143	$7,614	$4,295	$19,156

Three months ended June 30, 2007
Terminalling and storage	$11,622	$(137)	$11,485	$1,466	$2,563	$6,278
Natural gas services	105,321	—	105,321	871	464	890
Marine transportation	15,897	(742)	15,155	1,963	1,385	10,541
Sulfur services	30,373	(20)	30,353	1,168	2,605	3,300
Indirect selling, general and administrative	—	—	—	—	(850)	—

Total	$163,213	$(899)	$162,314	$5,468	$6,167	$21,009

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)

			Operating		Operating
			Revenues	Depreciation	Income (loss)
	Operating	Intersegment	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Six months ended June 30, 2008
Terminalling and storage	$42,157	(2,079)	$40,078	$4,442	$3,332	$9,826
Natural gas services	389,117	—	389,117	1,938	(2,625)	3,759
Marine transportation	37,289	(1,577)	35,712	5,742	2,785	36,543
Sulfur services	156,686	(434)	156,252	2,832	12,454	2,628
Indirect selling, general and administrative	—	—	—	—	(2,642)	—

Total	$625,249	$(4,090)	$621,159	$14,954	$13,304	$52,756

Six months ended June 30, 2007
Terminalling and storage	$22,463	$(234)	$22,229	$2,806	$5,540	$11,283
Natural gas services	207,109	—	207,109	1,302	2,408	1,594
Marine transportation	30,773	(1,734)	29,039	3,902	2,403	15,643
Sulfur services	59,903	(170)	59,733	2,352	5,022	8,252
Indirect selling, general and administrative	—	—	—	—	(1,606)	—

Total	$320,248	$(2,138)	$318,110	$10,362	$13,767	$36,772

     The following table reconciles operating income to net income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Operating income	$4,295	$6,167	$13,304	$13,767
Equity in earnings of unconsolidated entities	4,372	2,418	7,882	4,468
Interest expense	(3,895)	(2,739)	(8,638)	(6,316)
Other, net	67	72	247	151
Income taxes	(522)	9	(461)	(340)

Net income	$4,317	$5,927	$12,334	$11,730

     Total assets by segment are as follows:

	June 30,	December 31,
	2008	2007
Total assets:
Terminalling and storage	$146,563	$126,575
Natural gas services	310,100	268,230
Marine transportation	141,148	107,081
Sulfur services	194,076	121,691

Total assets	$791,887	$623,577

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
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
     A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$58,305
General partner contribution	1,190

Total proceeds received	$59,495

Use of Proceeds:
Underwriter’s fees	$2,107
Professional fees and other costs	265
Repayment of debt under revolving credit facility	55,850
Working capital	1,273

Total use of proceeds	$59,495

(12) Long-term Debt
     At June 30, 2008 and December 31, 2007, long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
**$195,000 Revolving loan facility at variable interest rate (5.97%* weighted average at June 30, 2008), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees	$155,000	$95,000
***$130,000 Term loan facility at variable interest rate (6.99%* at June 30, 2008), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	—	21

Total long-term debt	285,000	225,021
Less current installments	—	21

Long-term debt, net of current installments	$285,000	$225,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)

base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective July 1, 2008, the applicable margin for existing borrowings will remain 2.00%. As a result of our leverage ratio test as of June 30, 2008, effective October 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

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

     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2008, the Partnership had $155,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of June 30, 2008, the Partnership had $39,880 available under its revolving credit facility.
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
     The credit facility also contains covenants, which, among other things, require the Partnership to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than 4.00 to 1.00 for each fiscal quarter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2007 and as of June 30, 2008.
     On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made or required under the term loan through June 30, 2008. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $225,000 to a high of $296,400. As of June 30, 2008, the Partnership had $39,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
     The Partnership paid cash interest in the amount of $4,107 and $2,342 for the three months ended June 30, 2008 and 2007, respectively, and $7,927 and $5,945 for the six months ended June 30, 2008 and 2007, respectively. Capitalized interest was $361 and $806 for the three months ended June 30, 2008 and 2007, respectively and $813 and $1,345 for the six months ended June 30, 2008 and 2007, respectively.
(13) Income Taxes
     The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Our subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. A current federal income tax expense of $411 and $247 and state income tax expense of $13 and $19 related to the operation of the subsidiary was recorded for the three and six months ended June 30, 2008, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2008
(Unaudited)
     A deferred tax benefit related to these basis differences of $75 and $68 was recorded for the three months ended June 30, 2008 and 2007, respectively, and $155 and $68 was recorded for the six months ended June 30, 2008 and 2007, respectively. A deferred tax liability of $8,660 and $8,815 related to the basis differences existing at June 30, 2008 and at December 31, 2007, respectively.
     The final liquidation of the Prism Gas corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $173 resulting from the liquidation were recorded in income tax expense for the six months ended June 30, 2007.
     On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $186 and $369 were recorded in current income tax expense for the three and six months ended June 30, 2008 and $135 and $269 for the three and six months ended June 30, 2007, respectively.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48, nor is there any impact in the current financial statements.
     The components of income tax expense (benefit) from operations recorded for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Current:
Federal	$411	$(40)	$247	$157
State	186	99	369	251

	597	59	616	408
Deferred:
Federal	(75)	(68)	(155)	(68)

	$522	$(9)	$461	$340

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
June 30, 2008
(Unaudited)
(15) Commitments and Contingencies
     From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
     In addition to the foregoing, as a result of a routine inspection by the U.S. Coast Guard of the Partnership’s tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, the Partnership has been informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78. In connection with this matter, two employees of Martin Resource Management who provide services to the Partnership were served with grand jury subpoenas during the fourth quarter of 2007. The Partnership is cooperating with the investigation and, as of the date of this report, no formal charges, fines and/or penalties have been asserted against the Partnership.

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
     You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
     Derivatives
     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of June 30, 2008, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
     Product Exchanges
     We enter into product exchange agreements with third parties whereby we agree to exchange natural gas liquids (“NGLs”) and sulfur with third parties. We record the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.
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
     Equity Method Investments
     We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus our share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees, specifically identifiable to property, plant and equipment, are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment, annually. Under the provisions of SFAS No. 142, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. No portion of the net income from these entities is included in our operating income.
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
     All four of our “reporting units,” terminalling, marine transportation, natural gas services, sulfur services, contain goodwill.
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
     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $16.3 million of direct costs and expenses for the three months ended June 30, 2008 compared to $12.4 million for the three months ended June 30, 2007. We reimbursed Martin Resource Management for $33.9 million of direct costs and expenses for the six months ended June 30, 2008 compared to $25.2 million for the six months ended June 30, 2007. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
     In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. We reimbursed Martin Resource Management for $0.7 and $0.3 million of indirect expenses for the three months ended June 30, 2008 and 2007, respectively. We reimbursed Martin Resource Management for $1.3 and $0.7 million of indirect expenses for the six months ended June 30, 2008 and 2007, respectively. These indirect expenses covered a portion of the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
     In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 12% and 13% of our total cost of products sold during the three months ended June 30, 2008 and 2007, respectively; and approximately 10% and 13% of our total cost of products sold during the six months ended June 30, 2008 and 2007, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us by handling lubricants, greases and drilling fluids.

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
Results of Operations
     The results of operations for the three and six months ended June 30, 2008 and 2007 have been derived from our consolidated and condensed financial statements.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and six months ended June 30, 2008 and 2007. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.
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

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
		Intersegment	after	Operating	Intersegment	after
	Operating Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended June 30, 2008
Terminalling and storage	$21,795	$(1,013)	$20,782	$3,025	$(869)	$2,156
Natural gas services	182,025	—	182,025	(2,907)	240	(2,667)
Marine transportation	20,308	(999)	19,309	2,552	(559)	1,993
Sulfur services	86,445	(418)	86,027	2,940	1,188	4,128
Indirect selling, general and administrative	—	—	—	(1,315)	—	(1,315)

Total	$310,573	$(2,430)	$308,143	$4,295	$—	$4,295

Three months ended June 30, 2007
Terminalling and storage	$11,622	$(137)	$11,485	$2,611	$(48)	$2,563
Natural gas services	105,321	—	105,321	464	—	464
Marine transportation	15,897	(742)	15,155	2,080	(695)	1,385
Sulfur services	30,374	(20)	30,353	1,862	743	2,605
Indirect selling, general and administrative	—	—	—	(850)	—	(850)

Total	$163,214	$(899)	$162,314	$6,167	$—	$6,167

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Six months ended June, 2008
Terminalling and storage	$42,157	$(2,079)	$40,078	$5,134	$(1,802)	$3,332
Natural gas services	389,117	—	389,117	(3,089)	464	(2,625)
Marine transportation	37,289	(1,577)	35,712	3,852	(1,067)	2,785
Sulfur services	156,686	(434)	156,252	10,049	2,405	12,454
Indirect selling, general and administrative	—	—	—	(2,642)	—	(2,642)

Total	$625,249	$(4,090)	$621,159	$13,304	$—	$13,304

Six months ended June, 2007
Terminalling and storage	$22,463	$(234)	$22,229	$5,498	$42	$5,540
Natural gas services	207,109	—	207,109	2,408	—	2,408
Marine transportation	30,773	(1,734)	29,039	4,084	(1,681)	2,403
Sulfur Services	59,903	(170)	59,733	3,383	1,639	5,022
Indirect selling, general and administrative	—	—	—	(1,606)	—	(1,606)

Total	$320,248	$(2,138)	$318,110	$13,767	$—	$13,767

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
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Our total revenues before eliminations were $310.6 million for the three months ended June 30, 2008 compared to $163.2 million for the three months ended June 30, 2007, an increase of $147.4 million, or 90%. Our operating income before eliminations was $4.3 million for the three months ended June 30, 2008 compared to $6.2 million for the three months ended June 30, 2007, a decrease of $1.9 million, or 31%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues:
Services	$9,900	$7,037
Products	11,895	4,585

Total revenues	21,795	11,622

Cost of products sold	10,269	3,938
Operating expenses	6,173	3,576
Selling, general and administrative expenses	13	31
Depreciation and amortization	2,301	1,466

	3,039	2,611

Other operating income	(14)	—

Operating income	$3,025	$2,611

     Revenues. Our terminalling and storage revenues increased $10.2 million, or 88%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Service revenue accounted for $2.9 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the end of 2007 and the beginning of 2008, and increased business activity at our shore based terminals. Product revenue increased $7.3 million primarily due to our acquisition of the operating assets of Mega Lubricants Inc. (“Mega Lubricants”) in June 2007.

     Cost of products sold. Our cost of products sold increased $6.3 million, or 161%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was primarily a result of the Mega Lubricants acquisition.
     Operating expenses. Operating expenses increased $2.6 million, or 73%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was result of our recent acquisitions and capital projects being placed into service during the end of 2007 and beginning of 2008. The increase was also a result of increased salaries and related burden, repairs and maintenance and product hauling costs related to increased activity at our existing terminals.
     Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for both three month periods.
     Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million, or 57%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.
     In summary, our terminalling operating income increased $0.4 million, or 16%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues:
NGLs	$167,181	$94,786
Natural gas	19,808	10,342
Non-cash mark-to-market adjustment of commodity derivatives	(3,995)	(580)
Gain (loss) on cash settlements of commodity derivatives	(2,053)	35
Other operating fees	1,084	738

Total revenues	182,025	105,321

Cost of products sold:
NGLs	161,355	91,092
Natural gas	19,210	9,847

Total cost of products sold	180,565	100,939

Operating expenses	2,218	1,812
Selling, general and administrative expenses	1,187	1,236
Depreciation and amortization	962	870

	(2,907)	464

Other operating income	—	—

Operating income (loss)	$(2,907)	$464

NGLs Volumes (Bbls)	1,781	1,742

Natural Gas Volumes (Mmbtu)	1,902	1,412

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments.

Equity in Earnings of Unconsolidated Entities	$4,372	$2,418

Waskom:
Plant Inlet Volumes (Mmcf/d)	272	180

Frac Volumes (Bbls/d)	10,943	7,260

     Revenues. Our natural gas services revenues increased $76.7 million, or 73% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to higher commodity prices and increased natural gas volumes.
     For the three months ended June 30, 2008, NGL revenues increased $72.4 million, or 76% and natural gas revenues increased $9.5 million, or 92%. NGL sales volumes for the three months of 2008 remained relatively flat and natural gas volumes increased 35% compared to the same period of 2007. The increase in NGL revenues is primarily due from escalating commodity prices as our NGL average sales price per barrel increased $39.46 or 73% and our natural gas average sales price per Mmbtu increased $3.09, or 42% compared to the same period of 2007. The increase in natural gas volumes is primarily due to the Woodlawn acquisition contributing for the entire second quarter of 2008 as compared to only a portion of 2007.
     Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended June 30, 2008, 55% of our total natural gas volumes and 72% of our total NGL volumes were hedged as compared to 46% and 53%, respectively in 2007. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $6.1 million for the second quarter of 2008 compared to a decrease of $0.6 million in the same period of 2007. Of the $6.1 million decrease, $4.0 was attributable to a non-cash mark-to-market adjustments made to our derivative contracts and $2.1 million is related to losses recognized on cash settlements of our derivative contracts.
     Costs of product sold. Our cost of products sold increased $79.6 million, or 79%, for the three months ended June 30, 2008 compared to the same period of 2007. Of the increase, $70.3 million relates to NGLs and $9.4 million relates to natural gas. The increase in NGL cost of products sold is less than our increase in NGL revenues as we were able to expand our NGL margins by $1.15 per barrel, or 54%. The percentage increase relating to natural gas cost of products sold is slightly higher than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 10%. This is primarily a result of the terms of Woodlawn’s producer contracts compared to the terms of our historical producer contracts.
     Operating expenses. Operating expenses increased $0.4 million, or 22%, for the three months ended June 30, 2008 compared to the same period of 2007. This increase was primarily a result of Woodlawn being in operation for the entire second quarter of 2008 as compared to 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively consistent for the three months ended June 30, 2008 and 2007.
     Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 11%, for the three months ended June 30, 2008 compared to the same period of 2007. This increase was primarily a result of Woodlawn being in operation for the entire second quarter of 2008 as compared to 2007.
     In summary, our natural gas services operating income decreased $3.4 million, or 727%, for the three months ended June 30, 2008 compared to the same period of 2007.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $4.4 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, an increase of 81%. This increase is primarily a result of completing the expansions to the Waskom plant and the Waskom fractionator during the second quarter of 2007. As a result, our inlet volumes and fractionation volumes increased 51% during the second quarter of 2008 as compared to 2007.
Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues	$20,308	$15,897
Operating expenses	14,542	11,836
Selling, general and administrative expenses	266	17
Depreciation and amortization	2,948	1,964

Operating income	$2,552	$2,080

     Revenues. Our marine transportation revenues increased $4.4 million, or 28%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Our inland marine operations generated an additional $5.5 million in revenue from expansion of our fleet and increased contract rates. Our offshore revenues decreased $1.1 million due to downtime associated with capital expenditures on offshore vessels.
     Operating expenses. Operating expenses increased $2.7 million, or 23%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was primarily a result of increases in operating costs from fuel expense, and wage and burden costs due to expansion of our fleet and increased fuel costs.
     Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This was primarily a result of increases in selling, general and administrative costs to support our fleet expansion.
     Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 50%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income increased $0.5 million, or 23%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues	$86,445	$30,374
Cost of products sold	76,690	22,790
Operating expenses	4,727	3,943
Selling, general and administrative expenses	685	612
Depreciation and amortization	1,403	1,168

Operating income	$2,940	$1,861

Sulfur Volumes (long tons)	289.8	355.2

     Revenues. Our sulfur services revenues increased $56.1 million, or 185%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily a result of a 249% increase in our average sales price. The sales price increase was due primarily to increased market prices for our sulfur products, primarily driven by higher costs of sulfur and raw materials for sulfur-based products.
     Cost of products sold. Our cost of products sold increased $53.9 million, or 237%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our margin per ton increased 58% which was driven by a strong international demand in the prilled sulfur markets and our ability to spread our margin to our sulfur-based product customers.
     Operating expenses. Our operating expenses increased $0.8 million, or 20%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was a result of increased marine transportation expenses.

     Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.1 million, or 12%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
     Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 20%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This is a result of our sulfuric acid plant becoming operational in late September 2007.
     In summary, our sulfur operating income increased $1.9 million, or 36%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Our total revenues before eliminations were $625.3 million for the six months ended June 30, 2008 compared to $320.2 million for the six months ended June 30, 2007, an increase of $305.1 million, or 95%. Our operating income before eliminations was $13.3 million for the six months ended June 30, 2008 compared to $13.8 million for the six months ended June 30, 2007, a decrease of $0.5 million, or 4%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues:
Services	$18,832	$13,988
Products	23,325	8,475

Total revenues	42,157	22,463

Cost of products sold	20,191	7,103
Operating expenses	12,342	6,996
Selling, general and administrative expenses	34	60
Depreciation and amortization	4,442	2,806

	5,148	5,498

Other operating income	(14)	—

Operating income	$5,134	$5,498

     Revenues. Our terminalling and storage revenues increased $19.7 million, or 88%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Service revenue accounted for $4.8 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the last twelve months, and increased business activity at our shore based terminals. Product revenue increased $14.9 million primarily due the Mega Lubricants acquisition and an additional 9% increase in historical sales volumes and a 1% increase in product cost that was able to be passed along to our customers.
     Cost of products sold. Our cost of products increased $13.1 million, or 184%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was primarily a result of the Mega Lubricants acquisition and an additional 9% increase in historical sales volumes and a 1% increase in product cost that was able to be passed along to our customers.
     Operating expenses. Operating expenses increased $5.3 million, or 76%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was result of our recent acquisitions and capital projects placed into service during the last twelve months. The increase was also a result of increased salaries and related burden, repairs and maintenance, and product hauling costs related to increased activity at our existing terminals.
     Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for both six month periods.
     Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 58% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.
     In summary, terminalling and storage operating income decreased $0.4 million, or 6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
     Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues:
NGLs	$361,790	$193,018
Natural gas	33,620	13,487
Non-cash mark-to-market adjustment of commodity derivatives	(5,112)	(1,076)
Gain (loss) on cash settlements of commodity derivatives	(2,997)	372
Other operating fees	1,816	1,308

Total revenues	389,117	207,109

Cost of products sold:
NGLs	350,501	184,979
Natural gas	33,137	12,732

Total cost of products sold	383,638	197,711

Operating expenses	4,217	3,135
Selling, general and administrative expenses	2,413	2,554
Depreciation and amortization	1,939	1,301

	(3,090)	2,408

Other operating income	1	—

Operating income (loss)	$(3,089)	$2,408

NGLs Volumes (Bbls)	4,578	3,872

Natural Gas Volumes (Mmbtu)	3,699	1,895

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments.

Equity in Earnings of Unconsolidated Entities	$7,882	$4,469

Waskom:
Plant Inlet Volumes (Mmcf/d)	265	208

Frac Volumes (Bbls/d)	10,494	7,737

     Revenues. Our natural gas services revenues increased $182.0 million, or 88% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to higher commodity prices and increased natural gas and NGL volumes.
     For the six months ended June 30, 2008, NGL revenues increased $168.8 million, or 87% and natural gas revenues increased $20.1 million, or 149%. NGL sales volumes for the six months of 2008 increased by

18% and natural gas volumes increased 95% compared to the same period of 2007. The increase in NGL revenues is primarily due from escalating commodity prices as our NGL average sales price per barrel increased $29.18 or 59% and our natural gas average sales price per Mmbtu increased $1.97, or 28% compared to the same period of 2007. The increase in natural gas volumes is primarily due to receiving a full six months benefit of the Woodlawn acquisition in 2008 and increased volumes from the Waskom expansion.
     Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the six months ended June 30, 2008, 55% of our total natural gas volumes and 72% of our total NGL volumes were hedged as compared to 46% and 53%, respectively in 2007. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $8.1 million for 2008 compared to a decrease of $0.7 million in the same period of 2007. Of the $8.1 million decrease, $5.1 was attributable to a non-cash mark-to-market adjustments made to our derivative contracts and $3.0 million is related to losses recognized on cash settlements of our derivative contracts.
     Costs of product sold. Our cost of products sold increased $185.9 million, or 94%, for the six months ended June 30, 2008 compared to the same period of 2007. Of the increase, $165.5 million relates to NGLs and $20.4 million relates to natural gas. The increase in NGL cost of products sold is less than our increase in NGL revenues as we were able to expand our NGL margins by $0.39 per barrel, or 19%. The percentage increase relating to natural gas cost of products sold was higher than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 67%. This is primarily a result of the terms of Woodlawn’s producer contracts compared to the terms of our historical producer contracts.
     Operating expenses. Operating expenses increased $1.1 million, or 35%, for the six months ended June 30, 2008 compared to the same period of 2007. This increase was primarily a result of Woodlawn being in operation for the entire six months of 2008 as compared to 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the six months ended June 30, 2008 and 2007.
     Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 49%, for the six months ended June 30, 2008 compared to the same period of 2007. This increase was primarily a result of Woodlawn being in operation for the first six months of 2008 as compared to 2007.
     In summary, our natural gas services operating income decreased $5.5 million, or 228%, for the six months ended June 30, 2008 compared to the same period of 2007.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $7.9 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively, an increase of 76%. This increase is primarily a result of receiving full benefit of the expansion to the Waskom plant and the Waskom fractionator for the six months of 2008 as the plant was shut down for a portion of the first half of 2007. As a result, our inlet volumes and fractionation volumes increased 28% during the six months ending June 30, 2008 as compared to the same period in 2007.
Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues	$37,289	$30,773
Operating expenses	27,317	22,703
Selling, general and administrative expenses	517	83
Depreciation and amortization	5,742	3,903

	3,713	4,084

Other operating income	139	—

Operating income	$3,852	$4,084

     Revenues. Our marine transportation revenues increased $6.5 million, or 21%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Our inland marine operations generated an additional $7.2 million in revenue from expansion of our fleet and increased contract rates. Our offshore revenues decreased $0.8 million primarily from downtime associated with capital expenditures on offshore vessels.
     Operating expenses. Operating expenses increased $4.6 million, or 20%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was primarily a result of increases in operating costs from fuel expense, wages and burden costs, and repairs and maintenance due to expansion of our fleet and increased fuel costs.
     Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was primarily a result of increases in selling, general and administrative costs to support our fleet expansion.
     Depreciation and Amortization. Depreciation and amortization increased $1.8 million, or 47%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily a result of capital expenditures made in the last twelve months.
     In summary, our marine transportation operating income decreased $0.2 million, or 6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur segment.

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Revenues	$156,686	$59,903
Cost of products sold	133,907	44,803
Operating expenses	8,559	8,203
Selling, general and administrative expenses	1,340	1,163
Depreciation and amortization	2,831	2,352

Operating income	$10,049	$3,382

Sulfur Volumes (long tons)	467.2	720.8

     Revenues. Our sulfur services revenues increased $96.8 million, or 162%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily a result of a 304% increase in our average sales price. The sales price increase was due primarily to increased market prices for our sulfur products, primarily driven by higher costs of sulfur and raw materials for sulfur-based products.
     Cost of products sold. Our cost of products sold increased $89.1 million, or 199%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our margin per ton increased 54% which was driven by a strong international demand in the prilled sulfur markets and being able to spread our margin to our sulfur-based product customers.
     Operating expenses. Our operating expenses increased $0.4 million, or 4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was a result of increased marine transportation expenses.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.2 million, or 15%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

     Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 20%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This is a result of our sulfuric acid plant becoming operational in late September 2007.
     In summary, our sulfur operating income increased $6.3 million, or 185%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Statement of Operations Items as a Percentage of Revenues
     Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of products sold	87%	78%	86%	78%
Operating expenses	9%	13%	8%	13%
Selling, general and administrative expenses	1%	2%	1%	2%
Depreciation and amortization	2%	3%	2%	3%
Equity in Earnings of Unconsolidated Entities
     For the three and six months ended June 30, 2008 and 2007 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and BCP.
     Equity in earnings of unconsolidated entities was $4.4 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007, an increase of $2.0 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
     Equity in earnings of unconsolidated entities was $7.9 million for the six months ended June 30, 2008 compared to $4.5 million for the six months ended June 30, 2007, an increase of $3.4 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
Interest Expense
     Our interest expense for all operations was $3.9 million for the three months ended June 30, 2008, compared to the $2.7 million for the three months ended June 30, 2007, an increase of $1.2 million, or 44%. This increase was primarily due to recognized increases in interest expense of $0.6 million, related to the difference between the fixed rate and the floating rate of interest on the mark-to-market interest rate swap and an increase in average debt outstanding.
     Our interest expense for all operations was $8.6 million for the six months ended June 30, 2008, compared to the $6.3 million for the six months ended June 30, 2007, an increase of $2.3 million, or 37%. This increase was primarily due to recognized increases in interest expense of $1.4 million, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and an increase in average debt outstanding.
Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $1.3 million for the three months ended June 30, 2008 compared to $0.8 million for the three months ended June 30, 2007, an increase of $0.5 million, or 55%.
     Indirect selling, general and administrative expenses were $2.6 million for the six months ended June 30, 2008 compared to $1.6 million for the six months ended June 30, 2007, an increase of $1.0 million, or 65%.

     Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.6 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Cash Flows and Capital Expenditures
     For the six months ended June 30, 2008 cash increased $7.2 million as a result of $27.0 million provided by operating activities, $57.7 million used in investing activities and $37.8 million provided by financing activities. For the six months ended June 30, 2007, cash decreased $3.4 million as a result of $28.0 million provided by operating activities, $76.9 million used in investing activities and $45.8 million provided by financing activities.
     For the six months ended June 30, 2008 our investing activities of $57.7 million consisted of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the six months ended June 30, 2007 our investing activities of $76.9 million consisted of capital expenditures, acquisitions, return of investments from unconsolidated entities, and investments in and distributions from unconsolidated partnerships.
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
     For the six months ended June 30, 2008 and 2007, our capital expenditures for property and equipment were $58.7 million and $68.9 million, respectively.
     As to each period:
•	For the six months ended June 30, 2008, we spent $53.7 million for expansion and $5.0 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Stanolind acquisition, marine vessel purchases and conversions and construction projects associated with our terminalling business. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•	For the six months ended June 30, 2007, we spent $64.9 million for expansion and $4.0 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Woodlawn and Mega Lubricants acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.1 million spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.
     For the six months ended June 30, 2008, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $22.2 million, payments of long term debt to financial lenders of $100.8 million and borrowings of long-term debt under our credit facility of $160.8 million.
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
     We made net investments in (received distributions from) unconsolidated entities of $(0.1) million and $5.8 million during the six months ended June 30, 2008 and 2007, respectively.  The net investment in unconsolidated entities includes $1.9 million and $6.1 million of expansion capital expenditures in the six months ended June 30, 2008 and 2007, respectively.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
     As of June 30, 2008, we had $285.0 million of outstanding indebtedness, consisting of outstanding borrowings of $155.0 million under our revolving credit facility and $130.0 million under our term loan facility.
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

     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2008 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$155,000	$—	$155,000	$—	$—
Term loan facility	130,000	—	130,000	—	—
Other	—	—	—	—	—
Non-competition agreements	600	250	200	100	50
Operating leases	27,031	3,813	9,610	4,998	8,610
Interest expense (1)
Revolving Credit Facility	21,927	9,254	12,673	—	—
Term loan facility	21,519	9,082	12,437	—	—
Other	—	—	—	—	—

Total contractual cash obligations	$356,077	$22,399	$319,920	$5,098	$8,660

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
     Letter of Credit At June 30, 2008, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of June 30, 2008, we had $155.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of June 30, 2008, we had $39.9 million available under our revolving credit facility.
     On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
     Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $225.0 million to a high of $296.4 million. As of June 30, 2008, we had $39.9 million available for working capital, internal expansion and acquisition activities under our credit facility.
     Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
     Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective July 1, 2008, the applicable margin for existing borrowings will remain 2.00%. As a result of our leverage ratio test, effective October 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. We incur a commitment fee on the unused portions of the credit facility.
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
     The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than 4.00 to 1.00 for each fiscal quarter there. We are in compliance with the debt covenants contained in the credit facility.
     On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made through June 30, 2008. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     As of August 4, 2008, our outstanding indebtedness includes $297.6 million under our credit facility.

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
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2008 and 2007. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
     Increasing energy prices could adversely affect our results of operations.  Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income.  We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2008 or 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. Under our hedging policy, we monitor and manage the commodity market risk associated with the commodity risk exposure of Prism Gas. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. For the period ended June 30, 2008, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of June 30, 2008.
     We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Coral Energy Holding LP, Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank.
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
     Based on estimated volumes, as of June 30, 2008, Prism Gas had hedged approximately 67%, 47%, 22% and 16% of its commodity risk by volume for 2008, 2009, 2010 and 2011, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place
As of June 30, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($86.52)	Mt. Belvieu (Non-TET)
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap (9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)
2011	Natural Gasoline	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
2011	Condensate	1,000 BBL/Month	Crude Oil Swap ($103.80)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($93.18)	NYMEX

     Our principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or discontinuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to us.
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 6.44% as of June 30, 2008. We had a total of $285.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $90.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on June 30, 2008, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.
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
     Changes in internal controls. Except as described above, there were no other changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 5. Other Information.
     On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management Corporation (“Martin Resource Management”), the parent company of Martin Midstream GP, LLC (“Martin Midstream GP”), our general partner. The Plaintiff and the Defendant are directors and executive officers of both Martin Resource Management and Martin Midstream GP. The lawsuit alleges that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. We are not a party to the lawsuit and the lawsuit does not assert any claims (i) against us, (ii) concerning the our governance or operations or (iii) against the Defendant with respect to his service as an officer or director of Martin Midstream GP. The lawsuit is not expected to affect the financial condition or operation of us or Martin Midstream GP.
Item 6. Exhibits
     The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC Its General Partner

Date: August 5, 2008		By:	/s/ Ruben S. Martin

Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name
3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2007, and incorporated herein by reference).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated effective January 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed April 7, 2008, and incorporated herein by reference).

3.5	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.9	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.10	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited) of the General Partner.

*	Filed or furnished herewith