Form 10-Q
period 2008-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2008-11-06
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑     No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
          The number of the registrant’s Common Units outstanding at November 6, 2008 was 12,837,480. The number of the registrant’s subordinated units outstanding at November 6, 2008 was 1,701,346.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Cash	$7,019	$4,113
Accounts and other receivables, less allowance for doubtful accounts of $392 and $211, respectively	105,334	88,039
Product exchange receivables	32,323	10,912
Inventories	78,002	51,798
Due from affiliates	7,929	2,325
Fair value of derivatives	354	235
Other current assets	2,132	584

Total current assets	233,093	158,006

Property, plant and equipment, at cost	516,420	441,117
Accumulated depreciation	(117,752)	(98,080)

Property, plant and equipment, net	398,668	343,037

Goodwill	37,405	37,405
Investment in unconsolidated entities	79,687	75,690
Fair value of derivatives	159	—
Other assets, net	8,006	9,439

	$757,018	$623,577

Liabilities and Partners’ Capital

Current installments of long-term debt	$—	$21
Trade and other accounts payable	158,904	104,598
Product exchange payables	47,298	24,554
Due to affiliates	17,500	7,543
Income taxes payable	398	602
Fair value of derivatives	5,657	4,502
Other accrued liabilities	5,711	4,752

Total current liabilities	235,468	146,572

Long-term debt	280,000	225,000
Deferred income taxes	8,593	8,815
Fair value of derivatives	4,933	5,576
Other long-term obligations	1,716	1,766

Total liabilities	530,710	387,729

Partners’ capital	234,803	242,610
Accumulated other comprehensive income (loss)	(8,495)	(6,762)

Total partners’ capital	226,308	235,848

Commitments and contingencies

	$757,018	$623,577

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Terminalling and storage	$8,527	$7,570	$26,347	$21,558
Marine transportation	20,116	15,469	55,828	44,507
Product sales:
Natural gas services	188,200	120,994	577,317	328,103
Sulfur services	133,276	29,866	289,528	89,599
Terminalling and storage	14,267	10,951	36,525	19,193

	335,743	161,811	903,370	436,895

Total revenues	364,386	184,850	985,545	502,960

Costs and expenses:
Cost of products sold:
Natural gas services	178,996	115,112	562,170	312,823
Sulfur services	121,158	22,515	253,462	66,732
Terminalling and storage	11,031	10,004	31,222	16,936

	311,185	147,631	846,854	396,491

Expenses:
Operating expenses	26,093	21,528	76,505	61,184
Selling, general and administrative	3,726	2,890	10,672	8,355
Depreciation and amortization	7,979	6,236	22,933	16,598

Total costs and expenses	348,983	178,285	956,964	482,628

Other operating income (loss)	17	—	143	—

Operating income	15,420	6,565	28,724	20,332

Other income (expense):
Equity in earnings of unconsolidated entities	3,503	2,736	11,385	7,204
Interest expense	(4,971)	(3,640)	(13,609)	(9,956)
Other, net	87	54	334	205

Total other income (expense)	(1,381)	(850)	(1,890)	(2,547)

Net income before taxes	14,039	5,715	26,834	17,785
Income tax benefit (expense)	(292)	(212)	(753)	(552)

Net income	$13,747	$5,503	$26,081	$17,233

General partner’s interest in net income	$941	$465	$2,257	$1,094
Limited partners’ interest in net income	$12,806	$5,038	$23,824	$16,139

Net income per limited partner unit — basic and diluted	$0.88	$0.35	$1.64	$1.17

Weighted average limited partner units — basic	14,532,826	14,532,826	14,532,826	13,845,573
Weighted average limited partner units — diluted	14,534,972	14,536,939	14,535,025	13,849,749
     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
						Accumulated
						Other
					General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total

Balances — January 1, 2007	10,603,808	$201,387	2,552,018	$(6,237)	$3,253	$122	$198,525
Net Income	—	13,454	—	2,685	1,094	—	17,233
Follow-on public offering	1,380,000	55,933	—	—	—	—	55,933
General partner contribution	—	—	—	—	1,192	—	1,192
Cash distributions	—	(21,272)	—	(4,900)	(1,223)	—	(27,395)
Unit-based compensation	3,000	34	—	—	—	—	34
Adjustment in fair value of derivatives	—	—	—	—	—	(2,172)	(2,172)

Balances — September 30, 2007	11,986,808	$249,536	2,552,018	$(8,452)	$4,316	$(2,050)	$243,350

Balances — January 1, 2008	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$235,848
Net income	—	21,532	—	2,292	2,257	—	26,081
Cash distributions	—	(27,729)	—	(3,675)	(2,448)	—	(33,852)
Unit-based compensation	—	57	—	—	—	—	57
Purchase of treasury units	—	(93)	—	—	—	—	(93)
Adjustment in fair value of derivatives	—	—	—	—	—	(1,733)	(1,733)

Balances —September 30, 2008	12,837,480	$238,287	1,701,346	$(7,405)	$3,921	$(8,495)	$226,308

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$13,747	$5,503	$26,081	$17,233
Changes in fair values of commodity cash flow hedges	6,834	(543)	(1,654)	(900)
Cash flow hedging gains (losses) reclassified to earnings	1,097	234	473	(198)
Changes in fair value of interest rate cash flow hedges	(124)	(2,056)	(552)	(1,074)

Comprehensive income	$21,554	$3,138	$24,348	$15,061

     See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,081	$17,233

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,933	16,598
Amortization of deferred debt issuance costs	840	810
Deferred taxes	(222)	(111)
Gain on sale of property, plant and equipment	(143)	—
Equity in earnings of unconsolidated entities	(11,385)	(7,204)
Distributions from unconsolidated entities	—	673
Distributions in-kind from equity investments	8,392	6,628
Non-cash mark-to-market on derivatives	(1,499)	2,036
Other	57	45
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(17,295)	(4,899)
Product exchange receivables	(21,411)	(4,067)
Inventories	(26,204)	(6,346)
Due from affiliates	(5,604)	(1,787)
Other current assets	(1,548)	(167)
Trade and other accounts payable	54,306	22,429
Product exchange payables	22,744	(2,388)
Due to affiliates	9,957	(5,055)
Income taxes payable	(204)	365
Other accrued liabilities	959	903
Change in other non-current assets and liabilities	(111)	(94)

Net cash provided by operating activities	60,643	35,602

Cash flows from investing activities:
Payments for property, plant and equipment	(72,185)	(57,524)
Acquisitions, net of cash acquired	(5,983)	(37,344)
Proceeds from sale of property, plant and equipment	419	4
Return of investments from unconsolidated entities	995	2,642
Distributions from (contributions to) unconsolidated entities for operations	(1,999)	(6,130)

Net cash used in investing activities	(78,753)	(98,352)

Cash flows from financing activities:
Payments of long-term debt	(180,391)	(125,105)
Proceeds from long-term debt	235,370	161,050
Purchase of treasury units	(93)	—
Net proceeds from follow on public offering	—	55,933
General partner contribution	—	1,192
Payments of debt issuance costs	(18)	—
Cash distributions paid	(33,852)	(27,395)

Net cash provided by financing activities	21,016	65,675

Net increase in cash	2,906	2,925
Cash at beginning of period	4,113	3,675

Cash at end of period	$7,019	$6,600

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
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
          The Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan in May 2008 from treasury shares purchased by the Partnership in the open market for $93. These units vest in 25% increments beginning in January 2009 and will be fully vested in January 2012.
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
          The Partnership accounts for the transactions under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $24 and $8 for the three months ended September 30, 2008 and 2007, respectively, and $58 and $34 for the nine months ended September 30, 2008 and 2007, respectively. The Partnership’s general partner contributed cash of $2 in January 2006 and $3 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership. The Partnership’s general partner did not make a contribution attributable to the restricted units issued to its three independent, non-employee directors in May 2008, as such units were purchased in the open market by the Partnership for $93.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
(c)	Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended September 30, 2008 and 2007 the general partner received $680 and $362, respectively, in incentive distributions. For the nine months ended September 30, 2008 and 2007, the general partner received and $1,771 and $764, respectively, in incentive distributions.
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
          The weighted average units outstanding for basic net income per unit were 14,532,826 and 14,532,826 for the three months ended September 30, 2008 and 2007, respectively, and 14,532,826 and 13,845,573 for the nine months ended September 30, 2008 and 2007, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 2,146 and 4,113 for the three months ended September 30, 2008 and 2007, respectively, and 2,199 and 4,176 for the nine months ended September 30, 2008 and 2007, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
(e)	Income taxes
          With respect to our taxable subsidiary (Woodlawn Pipeline Co., Inc.), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
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
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership is evaluating the additional disclosures required by SFAS No. 161 beginning January 1, 2009.
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
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008, the Partnership adopted the portion of SFAS No. 157 that was not delayed, and since the Partnership’s existing fair value measurements are consistent with the guidance of SFAS No. 157, the partial adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
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
          The Partnership’s derivative instruments which consist of commodity and interest rate swaps are required to be measured at fair value on a recurring basis. The fair value of the Partnership’s derivative instruments is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Refer to Notes 7 and 8 for further information on the Partnership’s derivative instruments and hedging activities.
          As prescribed by the FAS 157 levels listed above, the Partnership considers the Partnership’s derivative assets and liabilities as Level 2. The net fair value of the Partnership’s assets and liabilities measured on a recurring basis was a liability of $10,077 and $9,843 at September 30, 2008 and December 31, 2007, respectively.
(4)	Acquisitions
(a)	Stanolind Assets
               In January 2008, The Partnership acquired 7.8 acres of land, a deep water dock and two sulfuric acid tanks at its Stanolind terminal in Beaumont, Texas from Martin Resource Management Corporation (“Martin Resource Management”) for $5,983 which was allocated to property, plant and equipment. The Partnership entered into a lease agreement with Martin Resource Management for use of the sulfuric acid tanks. In connection with the acquisition, the Partnership borrowed approximately $6,000 under its credit facility.
(b)	Asphalt Terminal
               In October 2007, the Partnership acquired the asphalt assets of Monarch Oil, Inc. and related companies (“Monarch Oil”) for $3,927 which was allocated to property, plant and equipment. The results of Monarch Oil’s operations have been included in the consolidated financial statements beginning October 2, 2007. The assets are located in Omaha, Nebraska. The Partnership entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will bear all additional expenses to operate the facility. In connection with the acquisition, the Partnership borrowed approximately $3,900 under its credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
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
September 30, 2008
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
          In connection with the acquisition, the Partnership borrowed approximately $33,000 under its credit facility.
(5)	Inventories
          Components of inventories at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Natural gas liquids	$15,664	$31,283
Sulfur	34,101	7,490
Sulfur Based Products	17,096	6,626
Lubricants	8,699	5,345
Other	2,442	1,054

	$78,002	$51,798

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
          In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $444 for the three and nine months September 30, 2008 and 2007, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,240 and $10,685 at September 30, 2008 and December 31, 2007, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in the first nine months of 2008 or the year ended December 31, 2007.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
          Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Distributions in kind from equity investments	(8,392)	—	—	—	(8,392)
Return on investments from unconsolidated entities	—	—	—	—	—
Contributions to (distributions from) unconsolidated entities:
Cash contributions	1,250	—	—	80	1,330
Distributions from (contributions to) unconsolidated entities for operations	669	—	—	—	669
Return of investments from unconsolidated entities	(300)	(180)	(515)	—	(995)
Equity in earnings:
Equity in earnings from operations	11,451	17	485	(124)	11,829
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2008	$74,503	$1,408	$3,642	$134	$79,687

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind from equity investments	(6,628)	—	—	—	(6,628)
Return on investments from unconsolidated entities	—	(200)	—	—	(200)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	—	—	—	—	—
Distributions from (contributions to) unconsolidated entities for operations	6,023	—	—	107	6,130
Return of investments from unconsolidated entities	(2,625)	(365)	(125)	—	(3,115)
Equity in earnings:
Equity in earnings from operations	7,205	464	78	(99)	7,648
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2007	$68,500	$1,606	$3,718	$218	$74,042

          Select financial information for significant unconsolidated equity method investees is as follows:

			Three Months Ended		Nine Months Ended
	As of September 30,		September 30,		September 30,
	Total	Partner’s		Net		Net
	Assets	Capital	Revenues	Income	Revenues	Income
2008
Waskom	$87,618	$66,506	$34,113	$7,154	$96,653	$22,902

	As of December 31,

2007
Waskom	$66,772	$57,149	$21,293	$5,808	$54,466	$14,410

(7)	Commodity Cash Flow Hedges
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
September 30, 2008
(Unaudited)
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
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2008, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
          The components of gain (loss) on derivatives qualifying for hedge accounting and those that do not qualify for hedge accounting are included in the revenue of the hedged item in the Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Change in fair value of derivatives that do not qualify for hedge accounting and settlements of maturing hedges	$2,718	$(572)	$(5,428)	$(1,365)

Ineffective portion of derivatives qualifying for hedge accounting	2,091	(199)	2,128	(109)

Change in fair value of derivatives in the Consolidated Statement of Operations	$4,809	$(771)	$(3,300)	$(1,474)

     The fair value of derivative assets and liabilities are as follows:

	September 30,	December 31,
	2008	2007

Fair value of derivative assets — current	$354	$235
Fair value of derivative assets — long term	159	—
Fair value of derivative liabilities — current	(2,738)	(3,261)
Fair value of derivative liabilities — long term	(2,606)	(2,140)

Net fair value of derivatives	$(4,831)	$(5,166)

          Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2008 (all gas quantities are expressed in British Thermal Units, crude oil and NGLs are expressed in barrels). As of September 30, 2008, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank. For the period ended September 30, 2008, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of September 30, 2008.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)

September 30, 2008
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark-to-Market Derivatives:

Natural Gas swap	30,000 MMBTU	Fixed price of $8.12 settled against Houston Ship Channel first of the month	October 2008 to December 2008	$74

Crude Oil Swap	3,000 BBL	Fixed price of $70.75 settled against WTI NYMEX average monthly closings	October 2008 to December 2008	(259)

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(1,130)

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(1,068)

Total swaps not designated as cash flow hedges				$(2,383)

Cash Flow Hedges:

Crude Oil Swap	5,000 BBL	Fixed price of $66.20 settled against WTI NYMEX average monthly closings	October 2008 to December 2008	$(499)

Ethane Swap	5,000 BBL	Fixed price of $27.30 settled against Mt. Belvieu Purity Ethane average monthly postings	October 2008 to December 2008	(22)

Natural Gasoline Swap	3,000 BBL	Fixed price of $85.79 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	October 2008 to December 2008	(6)

Natural Gas swap	30,000 MMBTU	Fixed price of $9.025 settled against Inside Ferc Columbia Gulf daily average	January 2009 to December 2009	321

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	(361)

Natural Gasoline Swap	2,000 BBL	Fixed price of $86.42 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	January 2009 to December 2009	(61)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(759)

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(1,039)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	2

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2010 to December 2010	47

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)

September 30, 2008
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Crude Oil Swap	2,000 BBL	Fixed price of $99.15 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(124)

Crude Oil Swap	1,000 BBL	Fixed price of $103.80 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(15)

Natural Gasoline Swap	2,000 BBL	Fixed price of $93.18 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2011 to December 2011	68

Total swaps designated as cash flow hedges				$(2,448)

Total net fair value of derivatives				$(4,831)

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
          Based on estimated volumes, as of September 30, 2008, Prism Gas had hedged approximately 67%, 47%, 21% and 16% of its commodity risk by volume for 2008, 2009, 2010, and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
Hedging Arrangements in Place
As of September 30, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)
2011	Condensate	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
2011	Condensate	1,000 BBL/Month	Crude Oil Swap ($103.80)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($93.18)	NYMEX

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
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
Impact of Cash Flow Hedges
Crude Oil
          For the three month periods ended September 30, 2008 and 2007, net gains and losses on swap hedge contracts increased crude revenue by $4,079 and decreased crude revenue by $653, respectively. For the nine month periods ending September 30, 2008 and 2007 net gains and losses on swap hedge contracts decreased crude revenue by $1,958 and $1,004, respectively. As of September 30, 2008 an unrealized derivative fair value loss of $4,251, related to cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008, 2009, 2010 and 2011. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas
          For the three month periods ended September 30, 2008 and 2007, net gains and losses on swap hedge contracts increased gas revenue by $811 and $146, respectively. For the nine month periods ended September 30, 2008 and 2007, net losses and gains on swap hedge contracts decreased gas revenue by $515 and $96, respectively. As of September 30, 2008 an unrealized derivative fair value gain of $321, related to cash flow hedges of natural gas price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
Natural Gas Liquids
          For the three month periods ended September 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $81 and $264, respectively. For the nine month periods ended September 30, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $827 and $374, respectively. As of September 30, 2008 an unrealized derivative fair value gain of $30, related to cash flow hedges of NGLs price risk, was recorded in other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008, 2009, 2010, and 2011. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which amount is not reflected above.
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
September 30, 2008
(Unaudited)
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
          In November 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006; therefore, hedge accounting was not utilized. The swap has been recorded at fair value at September 30, 2008 with an offset to current operations.
          The Partnership recognized increases in interest expense of $916 and $1,882 for the three and nine months ended September 30, 2008, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
          For the three months ended September 30, 2007, the Partnership recognized an increase in interest expense of $387 and for the nine months ended September 30, 2007, the Partnership recognized a decrease in interest expense of $44, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
          The fair value of derivative assets and liabilities are as follows:

	September 30,	December 31,
	2008	2007
Fair value of derivative liabilities — current	$(2,919)	$(1,241)
Fair value of derivative liabilities — long term	(2,327)	(3,436)

Net fair value of derivatives	$(5,246)	$(4,677)

(9)	Related Party Transactions
          Included in the consolidated and condensed financial statements are various related party transactions and balances primarily with Martin Resource Management and affiliates. Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
          The impact of these related party transactions is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Terminalling and storage	$5,142	$3,092	$13,374	$8,360
Marine transportation	6,383	5,409	18,826	18,096
Product sales:
Natural gas services	1,876	1,483	3,950	2,124
Sulfur services	8,867	593	17,788	692
Terminalling and storage	26	14	44	24

	10,769	2,090	21,782	2,840

	$22,294	$10,591	$53,982	$29,296

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs and expenses:
Cost of products sold:
Natural gas services	$28,051	$15,857	$77,033	$41,713
Sulfur services	3,203	3,165	9,919	10,454
Terminalling and storage	25	—	322	—

	$31,279	$19,022	$87,274	$52,167

Expenses:
Operating expenses
Marine transportation	$5,755	$5,932	$17,956	$15,217
Natural gas services	391	365	1,164	1,128
Sulfur services	1,040	334	2,909	940
Terminalling and storage	2,392	1,437	6,960	3,612

	$9,578	$8,068	$28,989	$20,897

Selling, general and administrative:
Natural gas services	$176	$225	$561	$566
Sulfur services	479	377	1,387	1,161
Terminalling and storage	—	13	—	41
Indirect overhead allocation, net of reimbursement	674	326	2,021	978

	$1,329	$941	$3,969	$2,746

(10)	Business Segments
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

					Operating
		Intersegment	Operating	Depreciation	Income
	Operating	Revenues	Revenues after	and	(loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended September 30, 2008
Terminalling and storage	$23,847	$(1,053)	$22,794	$2,342	$1,961	$7,167
Natural gas services	188,200	—	188,200	1,028	4,928	4,368
Marine transportation	21,129	(1,013)	20,116	3,159	1,972	7,357
Sulfur services	133,660	(384)	133,276	1,450	7,973	537
Indirect selling, general and administrative	—	—	—	—	(1,414)	—

Total	$366,836	$(2,450)	$364,386	$7,979	$15,420	$19,429

Three months ended September 30, 2007
Terminalling and storage	$18,788	$(267)	$18,521	$1,700	$2,411	$7,695
Natural gas services	120,994	—	120,994	970	1,676	1,444
Marine transportation	16,459	(990)	15,469	2,377	944	8,361
Sulfur services	29,949	(83)	29,866	1,189	2,375	3,252
Indirect selling, general and administrative	—	—	—	—	(841)	—

Total	$186,190	$(1,340)	$184,850	$6,236	$6,565	$20,752

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)

					Operating
			Operating	Depreciation	Income
	Operating	Intersegment	Revenues after	and	(loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Nine months ended September 30, 2008
Terminalling and storage	$66,004	$(3,132)	$62,872	$6,784	$5,293	$16,993
Natural gas services	577,317	—	577,317	2,966	2,303	8,127
Marine transportation	58,418	(2,590)	55,828	8,901	4,757	43,901
Sulfur services	290,346	(818)	289,528	4,282	20,427	3,164
Indirect selling, general and administrative	—	—	—	—	(4,056)	—

Total	$992,085	$(6,540)	$985,545	$22,933	$28,724	$72,185

Nine months ended September 30, 2007
Terminalling and storage	$41,252	$(501)	$40,751	$4,506	$7,951	$18,978
Natural gas services	328,103	—	328,103	2,271	4,084	3,038
Marine transportation	47,231	(2,724)	44,507	6,280	3,347	24,004
Sulfur services	89,852	(253)	89,599	3,541	7,397	11,504
Indirect selling, general and administrative	—	—	—	—	(2,447)	—

Total	$506,438	$(3,478)	$502,960	$16,598	$20,332	$57,524

     The following table reconciles operating income to net income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Operating income	$15,420	$6,565	$28,724	$20,332
Equity in earnings of unconsolidated entities	3,503	2,736	11,385	7,204
Interest expense	(4,971)	(3,640)	(13,609)	(9,956)
Other, net	87	54	334	205
Income taxes	(292)	(212)	(753)	(552)

Net income	$13,747	$5,503	$26,081	$17,233

          Total assets by segment are as follows:

	September 30,	December 31,
	2008	2007
Total assets:
Terminalling and storage	$154,410	$126,575
Natural gas services	282,528	268,230
Marine transportation	146,412	107,081
Sulfur services	173,668	121,691

Total assets	$757,018	$623,577

(11)	Public Equity Offerings
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
September 30, 2008
(Unaudited)
          A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$58,305
General partner contribution	1,190

Total proceeds received	$59,495

Use of Proceeds:
Underwriter’s fees	$2,107
Professional fees and other costs	265
Repayment of debt under revolving credit facility	55,850
Working capital	1,273

Total use of proceeds	$59,495

(12)	Long-term Debt
          At September 30, 2008 and December 31, 2007, long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
**$195,000 Revolving loan facility at variable interest rate (5.82%* weighted average at September 30, 2008), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees	$150,000	$95,000
***$130,000 Term loan facility at variable interest rate (6.99%* at September 30, 2008), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	—	21

Total long-term debt	280,000	225,021
Less current installments	—	21

Long-term debt, net of current installments	$280,000	$225,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective October 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. As a result of our leverage ratio test as of September 30, 2008, effective January 1, 2009, the applicable margin for existing borrowings will decrease to 2.00%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

**	Effective January, 2008, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 3.400% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in January, 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)

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
          On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2008, the Partnership had $150,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of September 30, 2008, the Partnership had $44,880 available under its revolving credit facility.
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
          The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than 4.00 to 1.00 for each fiscal quarter. The Partnership was in compliance with the debt covenants contained in credit facility for the year ended December 31, 2007 and as of September 30, 2008.
          The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls the Partnership’s general partner, the lenders under the Partnership’s credit facility may declare all amounts outstanding thereunder immediately due and payable.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
          In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under the Partnership’s credit facility if it is deemed to have a material adverse effect on the Partnership. Any event of default and corresponding acceleration of outstanding balances under the Partnership’s credit facility could require the Partnership to refinance such indebtedness on unfavorable terms and would have a material adverse effect on the Partnership’s financial condition and results of operations as well as its ability to make distributions to unitholders.
          On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made or required under the term loan through September 30, 2008. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
          Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $225,000 to a high of $315,000. As of September 30, 2008, the Partnership had $44,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
          The Partnership paid cash interest in the amount of $5,335 and $2,777 for the three months ended September 30, 2008 and 2007, respectively, and $13,262 and $8,722 for the nine months ended September 30, 2008 and 2007, respectively. Capitalized interest was $287 and $826 for the three months ended September 30, 2008 and 2007, respectively and $1,100 and $2,171 for the nine months ended September 30, 2008 and 2007, respectively.
(13)	Income Taxes
          The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Our subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. A current federal income tax expense of $174 and $421 and state income tax expense of $10 and $30 related to the operation of the subsidiary were recorded for the three and nine months ended September 30, 2008, respectively. In connection with the Woodlawn acquisition, the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.
          A deferred tax benefit related to these basis differences of $67 and $43 was recorded for the three months ended September 30, 2008 and 2007, respectively, and $222 and $111 was recorded for the nine months ended September 30, 2008 and 2007, respectively. A deferred tax liability of $8,593 and $8,815 related to the basis differences existing at September 30, 2008 and at December 31, 2007, respectively.
          The final liquidation of the Prism Gas corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $173 resulting from the liquidation were recorded in income tax expense for the nine months ended September 30, 2007.
          On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $185 and $554 were recorded in current state income tax expense for the three and nine months ended September 30, 2008 and $143 and $412 for the three and nine months ended September 30, 2007, respectively.
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
          The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Current:
Federal	$174	$80	$421	$237
State	185	175	554	426

	359	255	975	663

Deferred:
Federal	(67)	(43)	(222)	(111)

	$292	$212	$753	$552

(14)	Consolidated Financial Statements
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
September 30, 2008
(Unaudited)
significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.
(15)	Hurricane Damage
          During the third quarter of 2008, several of the Partnership’s facilities in the Gulf of Mexico were in the path of two major storms, Hurricane Gustav and Hurricane Ike. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Losses incurred as a result of a single hurricane (an “occurrence”) are limited to a maximum aggregate deductible of $0.3 million for flood damage and the greater of $1.0 million or 2% of total insured value for locations for wind damage. The Partnership’s total flood coverage is $15 million and total wind coverage is $100 million.
          The most significant damage to the Partnership’s assets was sustained at its Neches terminal. Property damage also occurred at the Partnership’s Sabine Pass, Venice, Intracoastal City, Port Fourchon, Galveston, Cameron East, Cameron West, and Stanolind terminals. Insurance proceeds received as a result of the these claims could exceed the net book value of the Partnership’s assets determined to be impaired, which will result in the recognition of a gain equal to the amount of the excess.
          The Partnership recognized a $1,614 estimated loss during the third quarter 2008, which approximates the Partnership’s hurricane deductibles under its applicable insurance policies, incurred as a result of Hurricanes Gustav and Ike and are included in “operating expenses” in the consolidated and condensed statements of income for the three month and nine month periods ended September 30, 2008. The actual hurricane cost payments for the three month and nine month periods ended September 30, 2008 was $0.
(16)	Commitments and Contingencies
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
          In addition to the foregoing, from time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
          On May 2, 2008, the Partnership received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Plaintiff and the Defendant are executive officers of Martin Resource Management and the general partner of the Partnership, the Defendant is a director of both Martin Resource Management and the general partner of the Partnership, and the Plaintiff is a director of Martin Resource Management. The lawsuit alleges that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. The Partnership is not a party to the lawsuit and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Defendant with respect to his service as an officer or director of the general partner of the Partnership.
          On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley Skelton, in their capacities as directors of Martin Resource Management

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2008
(Unaudited)
(the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of the general partner of the Partnership. The Partnership is not a party to this lawsuit, and it does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the MRMC Director Defendants or Other MRMC Defendants with respect to their service to the Partnership.
          The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants and the MRMC Employee Stock Ownership Plan, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.
          The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, who are beneficiaries of such trust, and seeks to remove him as the trustee of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached the fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust.
          On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s recent activities, which the Board of Directors of Martin Resource Management determined were detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the general partner of the Partnership. The position on the board of directors of the general partner of the Partnership vacated by the Plaintiff will be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership.

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
          Derivatives
          In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2008, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
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
          Natural gas services — Natural gas gathering and processing revenues are recognized when title passes or service is performed. NGL distribution revenue is recognized when product is delivered by truck to our NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize NGL distribution revenue when the customer receives the product from either the storage facility or pipeline.
          Marine transportation — Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
          Sulfur services — Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership based on specific contract terms at either the shipping or delivery point.
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
          Related Party Agreements
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $16.8 million of direct costs and expenses for the three months ended September 30, 2008 compared to $13.6 million for the three months ended September 30, 2007. We reimbursed Martin Resource Management for $50.6 million of direct costs and expenses for the nine months ended September 30, 2008 compared to $38.9 million for the nine months ended September 30, 2007. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
          In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. We reimbursed Martin Resource Management for $0.7 and $0.3 million of indirect expenses for the three months ended September 30, 2008 and 2007, respectively. We reimbursed Martin Resource Management for $2.0 and $1.0 million of indirect expenses for the nine months ended September 30, 2008 and 2007, respectively. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
          In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 10% and 13% of our total cost of products sold during the three months ended September 30, 2008 and 2007, respectively; and approximately 10% and 13% of our total cost of products sold during the nine months ended September 30, 2008 and 2007, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% of total revenues for both the three months ended September 30, 2008 and 2007, respectively. Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us by handling lubricants, greases and drilling fluids.

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
Results of Operations
          The results of operations for the three and nine months ended September 30, 2008 and 2007 have been derived from our consolidated and condensed financial statements.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and nine months ended September 30, 2008 and 2007. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.
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

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)

Three months ended September 30, 2008
Terminalling and storage	$23,847	$(1,053)	$22,794	$2,911	$(950)	$1,961
Natural gas services	188,200	—	188,200	4,685	243	4,928
Marine transportation	21,129	(1,013)	20,116	2,576	(604)	1,972
Sulfur Services	133,660	(384)	133,276	6,662	1,311	7,973
Indirect selling, general and administrative	—	—	—	(1,414)	—	(1,414)

Total	$366,836	$(2,450)	$364,386	$15,420	$—	$15,420

Three months ended September 30, 2007
Terminalling and storage	$18,788	$(267)	$18,521	$2,631	$(220)	$2,411
Natural gas services	120,994	—	120,994	1,547	129	1,676
Marine transportation	16,459	(990)	15,469	1,805	(861)	944
Sulfur Services	29,949	(83)	29,866	1,423	952	2,375
Indirect selling, general and administrative	—	—	—	(841)	—	(841)

Total	$186,190	$(1,340)	$184,850	$6,565	$—	$6,565

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)

Nine months ended September, 2008
Terminalling and storage	$66,004	$(3,132)	$62,872	$8,045	$(2,752)	$5,293
Natural gas services	577,317	—	577,317	1,596	707	2,303
Marine transportation	58,418	(2,590)	55,828	6,428	(1,671)	4,757
Sulfur Services	290,346	(818)	289,528	16,711	3,716	20,427
Indirect selling, general and administrative	—	—	—	(4,056)	—	(4,056)

Total	$992,085	$(6,540)	$985,545	$28,724	$—	$28,724

Nine months ended September, 2007
Terminalling and storage	$41,252	$(501)	$40,751	$8,128	$(177)	$7,951
Natural gas services	328,103	—	328,103	3,955	129	4,084
Marine transportation	47,231	(2,724)	44,507	5,889	(2,542)	3,347
Sulfur Services	89,852	(253)	89,599	4,807	2,590	7,397
Indirect selling, general and administrative	—	—	—	(2,447)	—	(2,447)

Total	$506,438	$(3,478)	$502,960	$20,332	$—	$20,332

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
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
          Our total revenues before eliminations were $366.8 million for the three months ended September 30, 2008 compared to $186.2 million for the three months ended September 30, 2007, an increase of $180.6 million, or 97%. Our operating income before eliminations was $15.4 million for the three months ended September 30, 2008 compared to $6.6 million for the three months ended September 30, 2007, an increase of $8.8 million, or 133%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues:
Services	$10,546	$7,570
Products	13,301	11,218

Total revenues	23,847	18,788

Cost of products sold	11,031	10,003
Operating expenses	7,541	4,406
Selling, general and administrative expenses	22	48
Depreciation and amortization	2,342	1,700

	2,911	2,631

Other operating income	—	—

Operating income	$2,911	$2,631

          Revenues. Our terminalling and storage revenues increased $5.1 million, or 27%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Service revenue accounted for $3.0 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service at the end of 2007 and the beginning of 2008, and increased business activity at our specialty terminals. Product revenue increased $2.1 million primarily due to an increase in product costs at our Mega Lubricants Inc. (“Mega Lubricants”) location that was passed through to our customers.
          Cost of products sold. Our cost of products sold increased $1.0 million, or 10%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This was primarily a result of an increase in product costs at our Mega Lubricants location that was passed through to our customers.
          Operating expenses. Operating expenses increased $3.1 million, or 71%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was result of $1.5 million in expenses related to Hurricanes Gustav and Ike. The remaining was a result of our recent acquisitions and capital projects being placed into service during the end of 2007 and the beginning of 2008 and increased salaries and related burden and utilities costs related to increased activity at our existing terminals.
          Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for both three month periods.
          Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million, or 38%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.
          In summary, our terminalling operating income increased $0.3 million, or 11%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
     Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues:
NGLs	$166,564	$109,822
Natural gas	16,470	11,352
Non-cash mark to market adjustment of commodity derivatives	6,629	(653)
Gain (loss) on cash settlements of commodity derivatives	(1,820)	(118)
Other operating fees	357	591

Total revenues	188,200	120,994

Cost of products sold:
NGLs	162,718	104,469
Natural gas	16,519	10,771

Total cost of products sold	179,237	115,240

Operating expenses	2,070	1,968
Selling, general and administrative expenses	1,181	1,269
Depreciation and amortization	1,027	970

Operating income	$4,685	$1,547

NGLs Volumes (Bbls)	1,929	1,870

Natural Gas Volumes (Mmbtu)	1,818	1,897

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$3,503	$2,736

Waskom:
Plant Inlet Volumes (Mmcf/d)	239	252

Frac Volumes (Bbls/d)	9,965	9,301

          Revenues. Our natural gas services revenues increased $67.2 million, or 56%, for the three months ended September 30, 2008 compared to this same period of 2007 primarily due to higher commodity prices.
          For the three months ended September 30, 2008, NGL revenues increased $56.7 million, or 52%, and natural gas revenues increased $5.1 million, or 45%. NGL sales volumes and natural gas volumes remained relatively the same for the three months of 2008 compared to the same period of 2007. During the third quarter of 2008, our NGL average sales price per barrel increased $27.60 or 47% and our natural gas average sales price per Mmbtu increased $3.07, or 51% compared to the same period of 2007.
          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the third quarter of 2008, 60% of our total natural gas volumes and 68% of our total NGL volumes were hedged as compared to 46% and 53%, respectively in the same quarter of 2007. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $4.8 million during the third quarter of 2008 compared to a net increase of $0.8 million in the same quarter of 2007.
          Costs of product sold. Our cost of products increased $64.0 million, or 56%, for the third quarter of 2008 compared to the same period of 2007. Of the increase, $58.3 million relates to NGLs and $5.7 million relates to natural gas. The increase in NGL cost of products sold was slightly larger than our increase in NGL revenues as our NGL margins fell $0.87 per barrel, or 30%. The percentage increase relating to natural gas cost of products sold was higher than the percentage increase in natural gas revenues causing our natural gas margins to decrease by 109%. This is primarily a result of the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
          Operating expenses. Operating expenses increased $0.1 million, or 5%, for the third quarter of 2008 compared to the same period of 2007.
          Selling, general and administrative expenses. Selling, general and administrative expenses for the third quarter of 2008 compared to the same period of 2007 remained relatively constant.
          Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 6%, for the third quarter of 2008 compared to the same period of 2007.
          In summary, our natural gas services operating income increased $3.1 million, or 203%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $3.5 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, an increase of 28%. Our inlet volumes decreased 5% and our fractionation volumes increased 7% during the three months ending September 30, 2008 as compared to the same period of 2007. The decrease in inlet volumes is primarily related to disruptions in supply caused by Hurricane Ike.
Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues	$21,129	$16,459
Operating expenses	15,033	12,141
Selling, general and administrative expenses	376	136
Depreciation and amortization	3,159	2,377

	2,561	1,805

Other operating income	15	—

Operating income	$2,576	$1,805

          Revenues. Our marine transportation revenues increased $4.7 million, or 28%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Our inland marine operations generated an additional $5.5 million in revenue from expansion of our fleet and increased contract rates. Our offshore revenues decreased $0.8 million due to downtime associated with capital expenditures on offshore vessels.
          Operating expenses. Operating expenses increased $2.9 million, or 24%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This was primarily a result of increases in operating costs from fuel expense, assist tugs and wage and burden costs due to expansion of our fleet and increased fuel costs.
          Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.2 million, or 176%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This was primarily a result of increases in costs to support our fleet expansion.
          Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 33%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily a result of capital expenditures made in the last twelve months.
          In summary, our marine transportation operating income increased $0.8 million, or 43%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Sulfur Services Segment
          The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues	$133,660	$29,949
Cost of products sold	120,267	22,759
Operating expenses	4,547	3,982
Selling, general and administrative expenses	733	596
Depreciation and amortization	1,451	1,189

Operating income	$6,662	$1,423

Volumes (long tons)	348.2	321.2

          Revenues. Our sulfur services revenues increased $103.7 million, or 346%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily a result of a 312% increase in our average sales price. The sales price increase was due primarily to increased market prices for our sulfur products, primarily driven by higher costs of sulfur and raw materials for sulfur-based products.
          Cost of products sold. Our cost of products sold increased $97.5 million, or 428%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our margin per ton increased 72% which was driven by a strong domestic demand in the molten sulfur markets and our ability to spread our margin to our sulfur-based product customers.
          Operating expenses. Our operating expenses increased $0.6 million, or 14%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was a result of increased fuel and utility costs.
          Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $0.1 million, or 23%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

          Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 22%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This is a result of our sulfuric acid plant becoming operational in late September 2007.
          In summary, our sulfur operating income increased $5.2 million, or 368%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
     Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
          Our total revenues were $992.1 million for the nine months ended September 30, 2008 compared to $506.4 million for the nine months ended September 30, 2007, an increase of $485.7 million, or 96%. Our operating income was $28.7 million for the nine months ended September 30, 2008 compared to $20.3 million for the nine months ended September 30, 2007, an increase of $8.4 million, or 41%.
          The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues:
Services	$29,378	$21,559
Products	36,626	19,693

Total revenues	66,004	41,252

Cost of products sold	31,222	17,107
Operating expenses	19,883	11,403
Selling, general and administrative expenses	56	108
Depreciation and amortization	6,784	4,506

	8,059	8,128

Other operating income	(14)	—

Operating income	$8,045	$8,128

          Revenues. Our terminalling and storage revenues increased $24.8 million, or 60%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Service revenue accounted for $7.8 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the last twelve months, and increased business activity at our shore based and specialty terminals. Product revenue increased $16.9 million primarily due to the Mega Lubricants acquisition which occurred in June 2007, including an increase in product costs that was passed through to our customers.
          Cost of products sold. Our cost of products increased $14.1 million, or 83%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily a result of the Mega Lubricants acquisition which occurred in June 2007.
          Operating expenses. Operating expenses increased $8.5 million, or 74%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was a result of $1.5 million in expenses related to Hurricanes Gustav and Ike and our recent acquisitions and capital projects placed into service during the last twelve months. The increase was also a result of increased salaries and related burden, repairs and maintenance, product hauling costs, and utilities related to increased activity at our existing terminals.
          Selling, general and administrative expenses. Selling, general and administrative expenses were consistent for both nine month periods.

          Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 51% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.
          In summary, terminalling and storage operating income decreased $0.1 million, or 1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues:
NGLs	$528,353	$302,840
Natural gas	50,090	24,839
Non-cash mark to market adjustment of commodity derivatives	1,517	(1,728)
Gain (loss) on cash settlements of commodity derivatives	(4,816)	254
Other operating fees	2,173	1,898

Total revenues	577,317	328,103

Cost of products sold:
NGLs	513,221	289,449
Natural gas	49,656	23,502

Total cost of products sold	562,877	312,951

Operating expenses	6,287	5,103
Selling, general and administrative expenses	3,594	3,823
Depreciation and amortization	2,966	2,271

	1,593	3,955

Other operating income	3	—

Operating income	$1,596	$3,955

NGLs Volumes (Bbls)	6,457	5,742

Natural Gas Volumes (Mmbtu)	5,517	3,792

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$11,385	$7,204

Waskom:
Plant Inlet Volumes (Mmcf/d)	256	222

Frac Volumes (Bbls/d)	10,317	8,258

          Revenues. Our natural gas services revenues increased $249.2 million, or 76%, for the nine months ended September 30, 2008 compared to this same period of 2007 primarily due to higher commodity prices and increased volumes.
          For the nine months ended September 30, 2008, NGL revenues increased $225.5 million, or 74% and natural gas revenues increased $25.3 million, or 102%. NGL sales volumes for the nine months of 2008 increased 12% and natural gas volumes increased 45% compared to the same period of 2007. During the first nine months of 2008, our NGL average sales price per barrel increased $29.08 or 55% and our natural gas average sales price per Mmbtu increased $2.50, or 39% compared to the same period of 2007. The increase in natural gas volumes is primarily related to the Woodlawn acquisition being in operation for the full first nine months of 2008 compared to 2007.

          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the first nine months of 2008, 59% of our total natural gas volumes and 68% of our total NGL volumes were hedged as compared to 46% and 53%, respectively in the same quarter of 2007. The impact of price risk management and marketing activities decreased total natural gas and NGL revenues $3.3 million during the first nine months of 2008 compared to a decrease of $1.5 million in the same quarter of 2007.
          Costs of product sold. Our cost of products increased $249.9 million, or 80%, for the nine months ended September 30, 2008 compared to the same period of 2007. Of the increase, $223.8 million relates to NGLs and $26.2 million relates to natural gas. The increase of $223.8 million in NGL cost of products sold is less than our increase in NGL revenues as we were able to expand our NGL margins by $0.01 per barrel, or 0.5%. The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues which caused our natural gas margins to decrease by 78%. This is primarily a result of the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
          Operating expenses. Operating expenses increased $1.2 million, or 23%, for the nine months ended September 30, 2008 compared to the same period of 2007. This increase was primarily a result of the Woodlawn assets, which were acquired in the middle of the second quarter of 2007, being in operation for the first nine months of 2008 compared to 2007.
          Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the nine months ended September 30, 2008 and 2007.
          Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 31%, for the nine months ended September 30, 2008 compared to the same period of 2007. This increase was primarily a result of the Woodlawn assets being in operation for the first nine months of 2008 compared to 2007.
          In summary, our natural gas services operating income decreased $2.4 million, or 60%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $11.4 million and $7.2 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of 58%. This increase is primarily a result of receiving full benefit of the expansion to the Waskom plant and the Waskom fractionator for the nine months of 2008 as the plant was shut down for a portion of the first nine months of 2007. As a result our inlet volumes increased 15% and our fractionation volumes increased 25% during the nine months ending September 30, 2008 as compared to the same period of 2007.
Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues	$58,418	$47,231
Operating expenses	42,350	34,843
Selling, general and administrative expenses	893	219
Depreciation and amortization	8,901	6,280

	6,274	5,889

Other operating income	154	—

Operating income	$6,428	$5,889

          Revenues. Our marine transportation revenues increased $11.2 million, or 24%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Our inland marine operations generated an additional $12.9 million in revenue from expansion of our fleet and increased contract rates. Our offshore revenues decreased $1.7 million primarily from downtime associated with capital expenditures on offshore vessels.

          Operating expenses. Operating expenses increased $7.5 million, or 22%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This was primarily a result of increases in operating costs from fuel expense, assist tugs and wages and burden costs due to expansion of our fleet and increased fuel costs.
          Selling, general, and administrative expenses. Selling, general and administrative expenses increased $0.7 million, or 308%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This was primarily a result of increases in selling, general and administrative costs to support our fleet expansion.
          Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 42%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily a result of capital expenditures made in the last twelve months.
          In summary, our marine transportation operating income increased $0.5 million, or 9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Sulfur Services Segment
          The following table summarizes our results of operations in our sulfur segment.

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Revenues	$290,346	$89,852
Cost of products sold	254,173	67,562
Operating expenses	13,107	12,185
Selling, general and administrative expenses	2,073	1,757
Depreciation and amortization	4,282	3,541

Operating income	$16,711	$4,807

Volumes (long tons)	1,027.5	1,042.0

          Revenues. Our sulfur services revenues increased $200.5 million, or 223%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily a result of a 228% increase in our average sales price. The sales price increase was due primarily to increased market prices for our sulfur products, primarily driven by higher costs of sulfur and raw materials for sulfur-based products.
          Cost of products sold. Our cost of products sold increased $186.6 million, or 276%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our margin per ton increased 65% which was driven by a strong international demand in the prilled sulfur markets, strong domestic demand in the molten sulfur markets and our ability to spread our margin to our sulfur-based product customers.
          Operating expenses. Our operating expenses increased $0.9 million, or 8%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was a result of increased fuel, marine transportation and utility costs.
          Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.3 million, or 18%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
          Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 21%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This is a result of our sulfuric acid plant becoming operational in late September 2007.
          In summary, our sulfur operating income increased $11.9 million, or 248%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Statement of Operations Items as a Percentage of Revenues
          Our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization as a percentage of revenues for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	100%	100%	100%	100%
Cost of products sold	85%	80%	86%	79%
Operating expenses	8%	12%	8%	12%
Selling, general and administrative expenses	1%	2%	1%	2%
Depreciation and amortization	2%	3%	2%	3%
Equity in Earnings of Unconsolidated Entities
          For the three and nine months ended September 30, 2008 and 2007 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and BCP.
          Equity in earnings of unconsolidated entities was $3.5 million for the three months ended September 30, 2008 compared to $2.7 million for the three months ended September 30, 2007, an increase of $0.8 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
          Equity in earnings of unconsolidated entities was $11.4 million for the nine months ended September 30, 2008 compared to $7.2 million for the nine months ended September 30, 2007, an increase of $4.2 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
Interest Expense
          Our interest expense for all operations was $5.0 million for the three months ended September 30, 2008, compared to the $3.6 million for the three months ended September 30, 2007, an increase of $1.4 million, or 39%. This increase was primarily due to recognized increases in interest expense of $0.6 million, related to the difference between the fixed rate and the floating rate of interest on the mark-to-market interest rate swap and an increase in average debt outstanding.
          Our interest expense for all operations was $13.6 million for the nine months ended September 30, 2008, compared to the $10.0 million for the nine months ended September 30, 2007, an increase of $3.6 million, or 36%. This increase was primarily due to recognized increases in interest expense of $1.4 million, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and an increase in average debt outstanding.
Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $1.4 million for the three months ended September 30, 2008 compared to $0.8 million for the three months ended September 30, 2007, an increase of $0.6 million, or 75%.
          Indirect selling, general and administrative expenses were $4.1 million for the nine months ended September 30, 2008 compared to $2.4 million for the nine months ended September 30, 2007, an increase of $1.7 million, or 71%.
          Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based primarily on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income. Under the omnibus agreement, the reimbursement amount with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective January 1, 2008, the Conflicts Committee of our general partner approved a reimbursement amount for indirect expenses of $2.7 million for the year ending December 31, 2008. Martin Resource Management allocated indirect selling, general and administrative expenses of $0.7 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $2.0 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
          Cash Flows and Capital Expenditures
          For the nine months ended September 30, 2008 cash increased $2.9 million as a result of $60.7 million provided by operating activities, $78.8 million used in investing activities and $21.0 million provided by financing activities. For the nine months ended September 30, 2007, cash increased $2.9 million as a result of $35.6 million provided by operating activities, $98.4 million used in investing activities and $65.7 million provided by financing activities.
          For the nine months ended September 30, 2008 our investing activities of $78.8 million consisted of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the nine months ended September 30, 2007 our investing activities of $98.4 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and distributions from unconsolidated partnerships.
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
          For the nine months ended September 30, 2008 and 2007, our capital expenditures for property and equipment were $78.2 million and $89.7 million, respectively.
          As to each period:
•	For the nine months ended September 30, 2008, we spent $68.2 million for expansion and $10.0 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Stanolind acquisition, marine vessel purchases and conversions and construction projects associated with our terminalling business. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•	For the nine months ended September 30, 2007, we spent $82.9 million for expansion and $6.8 million for maintenance. Our expansion capital expenditures were made in connection with assets acquired in the Woodlawn and Mega Lubricants acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.2 million spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.

          For the nine months ended September 30, 2008, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $33.9 million, payments of long term debt to financial lenders of $180.4 million, borrowings of long-term debt under our credit facility of $235.4 million and purchase of treasury units of $0.1 million.
          For the nine months ended September 30, 2007, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $27.4 million, net proceeds from a follow on equity offering of $55.9 million, payments of long term debt to financial lenders of $125.1 million, borrowings of long-term debt under our credit facility of $161.1 million and contributions of $1.2 million from our general partner.
          We made net investments in (received distributions from) unconsolidated entities of $2.0 million and $6.1 million during the nine months ended September 30, 2008 and 2007, respectively. The net investment in unconsolidated entities includes $4.3 million and $7.0 million of expansion capital expenditures in the nine months ended September 30, 2008 and 2007, respectively.
          Capital Resources
          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.
          As of September 30, 2008, we had $280.0 million of outstanding indebtedness, consisting of outstanding borrowings of $150.0 million under our revolving credit facility and $130.0 million under our term loan facility.
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
          We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments in 2008 and 2009. However, current economic conditions, including wide fluctuations in commodity prices and deteriorating credit markets, have created constraints on liquidity and the ability to obtain credit in the markets. We continue to evaluate our liquidity and capital resources and may consider sales of non-performing or non-core assets for additional liquidity. If there is need to access the credit markets and the credit markets do not improve, we cannot assure you that we would be able to secure additional financing if needed, and, if such funds were available, whether the terms or conditions would be acceptable to us. In addition, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors — Risk Related to Our Business” in our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008 for a discussion of such risks.

          Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2008 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter

Long-Term Debt
Revolving credit facility	$150,000	$—	$150,000	$—	$—
Term loan facility	130,000	—	130,000	—	—
Other	—	—	—	—	—
Non-competition agreements	550	250	150	100	50
Operating leases	26,026	3,647	9,496	4,844	8,039
Interest expense(1)
Revolving Credit Facility	18,418	8,724	9,694	—	—
Term loan facility	19,173	9,082	10,091	—	—
Other	—	—	—	—	—

Total contractual cash obligations	$344,167	$21,703	$309,431	$4,944	$8,089

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
          Letter of Credit At September 30, 2008, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
          Description of Our Credit Facility
          On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of September 30, 2008, we had $150.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of September 30, 2008, we had $44.9 million available under our revolving credit facility.
          On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
          Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $225.0 million to a high of $315.0 million. As of September 30, 2008, we had $44.9 million available for working capital, internal expansion and acquisition activities under our credit facility.
          Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.

          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing borrowings is 2.00%. Effective October 1, 2008, the applicable margin for existing borrowings will increase to 2.50%. As a result of our leverage ratio test, effective January 1, 2009, the applicable margin for existing borrowings will decrease to 2.00%. We incur a commitment fee on the unused portions of the credit facility.
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
          The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us. Any event of default and corresponding acceleration of outstanding balances under our credit facility could require us to refinance such indebtedness on unfavorable terms and would have a material adverse effect on our financial condition and results of operations as well as our ability to make distributions to unitholders.
          On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made through September 30, 2008. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility.

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
          As of November 6, 2008, our outstanding indebtedness includes $300 million under our credit facility.
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
Impact of Inflation
          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2008 and 2007. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
          Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2008 or 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. Under our hedging policy, we monitor and manage the commodity market risk associated with the commodity risk exposure of Prism Gas. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. For the period ended September 30, 2008, changes in the fair value of our derivative contracts were recorded both in earnings and comprehensive income since we have designated a portion of our derivative instruments as hedges as of September 30, 2008.
          We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Shell Energy North America (US), L.P., Morgan Stanley Capital Group Inc., Wachovia Bank and Wells Fargo Bank.
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
          Based on estimated volumes, as of September 30, 2008, Prism Gas had hedged approximately 67%, 47%, 21% and 16% of its commodity risk by volume for 2008, 2009, 2010 and 2011, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to the our existing hedging arrangements. In addition, we will consider derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place
As of September 30, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2008	Condensate & Natural Gasoline	5,000 BBL/Month	Crude Oil Swap ($66.20)	NYMEX
2008	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($8.12)	Houston Ship Channel
2008	Ethane	5,000 BBL/Month	Ethane Swap ($27.30)	Mt. Belvieu
2008	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.75)	NYMEX
2008	Natural Gasoline	3,000 BBL/Month	Natural Gasoline Swap ($85.79)	Mt. Belvieu (Non-TET)
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)
2011	Condensate	2,000 BBL/Month	Crude Oil Swap ($99.15)	NYMEX
2011	Condensate	1,000 BBL/Month	Crude Oil Swap ($103.80)	NYMEX
2011	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($93.18)	NYMEX

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
          Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 6.36% as of September 30, 2008. We had a total of $300 million of indebtedness outstanding under our credit facility as of the date hereof of which $65 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on September 30, 2008, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.
Item 4. Controls and Procedures
          Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and following discussions with our independent registered public accounting firm, KPMG LLP, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, as of September 30, 2008, due to the material weakness discussed in the subsequent paragraph, our disclosure controls and procedures were not effective as further detailed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
          On October 24, 2008, we were advised by our independent registered public accounting firm, KPMG LLP, of the discovery of an error in the failure to record in the statement of operations the ineffective portion of certain commodity price swaps in place which did not qualify for hedge accounting at September 30, 2008. This error resulted from our failure to consult with our third party derivatives specialist which is a component of our internal control process. We have corrected this error, which resulted in recording additional earnings of $1.7 million before taxes in the third quarter of 2008. No results of operations for prior periods were affected by this error.
          We believe that our control procedures over recording the fair value of outstanding derivatives were not operating effectively at September 30 2008, and that this deficiency in internal control over financial reporting at September 30, 2008 is a material weakness. This control deficiency could result in a misstatement to our annual or interim financial statements that would not be prevented or detected. We have implemented procedures that require the quarterly consultation with and review by our third party advisor with respect to our hedging activity and accounting for our derivative instruments.
          Changes in internal controls. There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As noted above, during our fourth fiscal quarter, we have implemented changes in our internal controls over financial reporting to address the material weakness described above.

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
Item 1A. Risk Factors
          There has been no material changes in our risk factors from those disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008. Please see “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.
Item 5. Other Information
          Indemnification Agreements. On November 6, 2008, we and Martin Midstream GP entered into an Indemnification Agreement with each of the directors of Martin Midstream GP, Ruben S. Martin, III, John P. Gaylord, Howard Hackney and C. Scott Massey. Each Indemnification Agreement requires us and Martin Midstream GP to indemnify each such indemnitee to the fullest extent permitted by law, from and against all liabilities and expenses incurred in connection with any proceeding against such indemnitee. Each Indemnification Agreement also provides for the advancement of expenses incurred by such indemnitee in connection with any proceeding against such indemnitee with respect to which such indemnitee may be entitled to indemnification by us or Martin Midstream GP. The foregoing description of each Indemnification Agreement is qualified in its entirety by reference to the form of Indemnification Agreement attached hereto as Exhibit 10.1, which is incorporated herein by reference.
          Certain Other Information. In addition to the litigation relating to Martin Resource Management previously disclosed on our Form 8-K filed on September 5, 2008 and described in Note 16, “Commitments and Contingencies” in Notes to Consolidated and Condensed Financial Statement on page 24 of this quarterly report, in October 2008 a separate lawsuit was filed in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o/ Angela Santi Jones), which holds shares of Martin Resource Management common stock. The suit alleges, among other things, that the Defendant and Karen Yost breached the fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust.
Item 6. Exhibits
          The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P. By: Martin Midstream GP LLC Its General Partner
Date: November 6, 2008	By:	/s/ Ruben S. Martin
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

10.1	*	Form of Indemnification Agreement.
10.2
Third Amendment to Second Amended and Restated Credit Agreement, effective as of September 24, 2008, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed September 30, 2008, and incorporated herein by reference).

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

99.1	*	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited) of the General Partner.

*	Filed or furnished herewith