Form 10-K
period 2008-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2009-03-04
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, 12,837,480 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $306,811,495. There were 13,688,152 of the registrant’s common units and 850,674 of the registrant’s subordinated units outstanding as of March 4, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:      None.

PART I
Item 1. Business
Overview
          We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum products and by-products;

•	Natural gas services;

•	Marine transportation services for petroleum products and by-products; and

•	Sulfur and sulfur-based products processing, manufacturing, marketing and distribution.
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
Primary Business Segments
Our primary business segments can be generally described as follows:
•	Terminalling and Storage. We own or operate 17 marine terminal facilities and six inland terminal facilities located in the United States Gulf Coast region that provide storage and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We provide these terminalling and storage services on a fee basis primarily under long-term contracts.

•	Natural Gas Services. Through our acquisitions of Prism Gas Systems I, L.P. (“Prism Gas”) and Woodlawn Pipeline Co., Inc. (“Woodlawn”), we have ownership interests in over 669 miles of gathering and transmission pipelines located in the natural gas producing regions of Central and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 265 MMcfd capacity natural gas processing plant located in East Texas. In addition to our natural gas gathering and processing business, we distribute natural gas liquids (“NGLs”). We purchase NGLs primarily from natural gas processors. We store NGLs in our supply and storage facilities for resale to propane retailers, refineries and industrial NGL users in Texas and the Southeastern United States. We own an NGL pipeline which spans approximately 200 miles running from Kilgore to Beaumont, Texas. We own three NGL supply and storage facilities with an aggregate above ground storage capacity of approximately 3,000 barrels and we lease approximately 2.2 million barrels of underground storage capacity for NGLs.

•	Marine Transportation. We own a fleet of 40 inland marine tank barges, 17 inland push boats and four offshore tug barge units that transport petroleum products and by-products primarily in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts. In addition, our marine segment manages our sulfur segment’s marine assets.

•	Sulfur Services. We process and distribute sulfur predominately produced by oil refineries primarily located in the United States Gulf Coast region. We own one offshore tug barge unit and two inland barges and an inland tug that transports sulfur primarily in the United States Gulf Coast region. We process molten sulfur into prilled, or pelletized, sulfur under both fee-based volume contracts and buy/sell contracts at our facilities in Port of Stockton, California and Beaumont, Texas. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah. In October 2007, we completed the construction of a sulfuric acid production plant in Plainview, Texas which processes molten sulfur into sulfuric acid.
          2008 Developments and Subsequent Events
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
          Other Developments
          Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2008 of $0.75 per common and subordinated unit on January 27, 2009, reflecting no change over the quarterly distribution paid in respect of the third quarter of 2008.
          Conversion of Subordinated Units. On November 14, 2008, 850,672 of our 1,701,346 outstanding subordinated units owned by Martin Resource Management through a subsidiary converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
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

We believe that our diversified base of operations provides multiple platforms for strategic growth through acquisitions. While we continue to monitor the marketplace for potential acquisitions, we anticipate that our activities in this area will be limited in 2009 due to general economic conditions and capital constraints.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream service providers such as us to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such alliances would expand our business relationships with our customers and suppliers. We intend to pursue strategic alliances with customers in the future.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost associated with penetration of such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory.
Competitive Strengths
          We believe we are well positioned to execute our business strategy because of the following competitive strengths:
•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers a complementary portfolio of transportation, terminalling, distribution and other midstream services for petroleum products and by-products.

•	Strategically Located Assets. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the United States Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the United States Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas gathering and processing assets are focused in areas that have continued to experience high levels of drilling activity and natural gas production.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain petroleum products and by-products with unique requirements for transportation and storage, such as molten sulfur and asphalt. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities help us enhance relationships with our customers by offering them services to handle their unique product requirements.

•	Ability to Grow Our Natural Gas Gathering and Processing Services. We believe that, with our Prism Gas assets, we have opportunities for organic growth in our natural gas gathering and processing operations through increasing fractionation capacity, pipeline expansions, new pipeline construction and bolt-on acquisitions. We believe Prism’s assets are well situated in the Haynesville Shale which is one of the four largest U.S. shale deposits. Chesapeake Energy, the largest lease holder in the Haynesville Shale, estimates that the Haynesville Shale will ultimately produce over 500 TCF of natural gas and that this field will be among the top 10 natural gas fields in the world. As the development of the Haynesville Shale is in its early stages, it is too early to estimate the ultimate impact on Prism.

•	Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have, on average, more than 29 years of experience in the industries in which we operate. Further, these individuals have been employed by Martin Resource Management, on average, for more than 17 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies.

•	Strong Industry Reputation and Established Relationships with Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.
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
          In the 1990s, the petroleum industry entered a period of consolidation. Refiners and marketers developed large-scale, cost-efficient operations resulting in several refinery acquisitions, combinations, alliances and joint ventures. This consolidation resulted in major oil companies integrating the various components of their businesses, including terminalling and storage. However, major integrated oil companies later concentrated their focus and resources on their core competencies of exploration, production, refining and retail marketing and examined ways to lower their distribution costs. Additionally, the Federal Trade Commission required some divestitures of terminal assets in markets in which merged companies, alliances and joint ventures were regarded as having excessive market power. As a result of these factors, oil and gas companies began to increasingly rely on third parties such as us to perform many terminalling and storage services.
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
          The following is a summary description of our eight full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	16	87,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	12	32,500 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	17,000 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	12	34,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	16,500 Bbls.
Venice (6)	Venice, Louisiana	2.8	2	15,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2010 and can be extended by us through January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2036.

(4)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2012 and can be extended by us through March 2022.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2013.

(6)	This terminal is located on land owned by a third party and leased under a sublease agreement that expires in August 2009 and can be extended by us through August 2024.
          Fuel and Lubricant Terminals. We own or operate four lubricant and fuel oil terminals located in the Gulf Coast region that provide storage and handling service for lubricants and fuel oil. We also distribute and market lubricants at these terminals.
          The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1)	Berwick, Louisiana	2	25,000 Bbls.
Intracoastal City(2)(3)	Intracoastal City, Louisiana	16	39,000 Bbls.
Fourchon(4)	Fourchon, Louisiana	11	80,000 Bbls.

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2012 and can be extended by us through September 2017.

(2)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expires in January 2010.

(3)	A portion of this terminal is located on land owned by third parties and leased under a lease that expires in April 2014.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in January 2017.
          Specialty Petroleum Terminals. We own or operate five terminal facilities providing storage and handling services for some or all of the following: anhydrous ammonia, asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 1.90 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck. Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006 with two five year options. Our Stanolind terminal is located on approximately 11 acres of land owned by us located on the Neches River in Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas. Our Corpus Christi terminal is located on approximately 25 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi.
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

			Aggregate
Terminal	Location	Tanks	Capacity	Products	Description
Tampa(1)	Tampa, Florida	8	779,000 Bbls.	Asphalt, sulfur and fuel oil	Marine terminal, loading/unloading for vessels, barges and trucks
Stanolind	Beaumont, Texas	8	555,000 Bbls.	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for barges and trucks
Corpus Christi	Corpus Christi, Texas	4	330,000 Bbls.	Fuel oil and diesel	Marine Terminal, loading/unloading barges and vessels and unloading trucks

(1)	This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016 with two five year extension options.

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
          The following is a summary description our inland terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	34,000 sq. ft. Warehouse/29,000 Bbls	Lubricants	Lubricants blending and truck loading/unloading
Mont Belvieu	Mont Belvieu, Texas	20 rail car spaces	Propane-propylene mix	Rail car unloading
South Houston Asphalt	Houston, Texas	71,000 Bbls	Asphalt	Asphalt Processing and storage
Port Neches Asphalt	Port Neches, Texas	31,250 Bbls	Asphalt	Asphalt Processing and storage
Omaha Asphalt	Omaha, Nebraska	114,225 Bbls	Asphalt	Asphalt Processing and storage
Spindletop	Beaumont, Texas	90,000 Bbls	Natural Gasoline	Pipeline receipts and shipments
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
          NGL Facilities. We purchase NGLs primarily from natural gas processors and, to a lesser extent, major domestic oil refiners. We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:
•	storage of NGLs purchased in off-peak months;

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.
          The following is a summary description of our owned and leased NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana(1)	2,000,000 barrels	Underground storage
	Hattiesburg, Mississippi(2)	100,000 barrels	Underground storage
	Mt. Belvieu, Texas(3)(2)	40,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution

(1)	We lease our underground storage at Arcadia, Louisiana from Martin Resource Management under a three-year product storage agreement, which is renewable on a yearly basis thereafter subject to a re-determination of the lease rate for each subsequent year.

(2)	We lease our underground storage at Hattiesburg, Mississippi and Mont Belvieu, Texas from third parties under one-year lease agreements, which have been renewed annually for more than 20 years.

(3)	In addition, under a throughput agreement, we are entitled to the sole access to and use of a truck loading and unloading and pipeline distribution terminal owned by Martin Resource Management and located at Mont Belvieu, Texas. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This terminal facility has a storage capacity of 8,000 barrels.

          Our NGL customers that utilize these assets consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2008, we sold approximately 34% of our NGL volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 66% of our NGL volume to refiners and industrial processors.
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
          Prism Gas has ownership interests in over 669 miles of gathering pipelines located in the natural gas producing regions of North Central Texas and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 265 MMcfd natural gas processing plant located in East Texas. The underlying assets are in two operating areas:
          North Central Texas and East Texas
The North Central Texas and East Texas area assets consist of the Waskom Processing Plant, Woodlawn Pipeline Co., the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line, Bosque County Pipeline (“BCP”), the East Texas Gathering System and the Prism Liquids Pipeline.
•	Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 265 MMcfd of processing capacity with full fractionation facilities. Expansions to the processing plant were completed in March and June of 2007, and July of 2008 increasing the capacity from 150 MMcfd to 265 MMcfd. In January 2007, the Waskom fractionator was expanded to a capacity of 12,500 barrels per day (“bpd”). In addition, an increase in the processing capacity of the plant to 285 MMcfd and fractionation capacity to 14,500 bpd is expected to be completed by the end of the second quarter of 2009. For the years ended December 31, 2008 and 2007, inlet throughput and NGL fractionation averaged approximately 257 and 229 MMcfd and 10,542 and 8,725 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting

•	Woodlawn Plant and Gathering System — On May 2, 2007, we, through our subsidiary Prism Gas acquired 100% of the outstanding stock of Woodlawn. The results of Woodlawn’s operations have been included in our consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 MMcfd processing plant. Prism Gas acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from the Woodlawn plant to the Texas Eastern Transmission pipeline system.

•	McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low pressure gathering system connected to the Waskom Processing Plant, providing processing and blending services for natural gas with high nitrogen and high liquids content gathered by the system. For both years ended December 31, 2008 and 2007, the McLeod Gathering System gathered approximately 5 MMcfd of natural gas. Prism Gas owns a consolidated 100% interest in this system.

•	Hallsville Gathering System — The Hallsville Gathering System, which Prism Gas constructed in 2006 in Harrison County, Texas, provides gathering and centralized compression for producers in the Oak Hill Field of East Texas. The system operates at low pressure and redelivers gas to two interstate and three intrastate markets via the Oakhill Gathering System. For the years ended December 31, 2008 and 2007, the Hallsville Gathering System gathered approximately 21 and 17 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•	The Marshall Line — The Marshall Line is a 10” gathering line that Prism Gas began leasing from Kinder Morgan Texas in 2006. It is located in Harrison County, Texas. The Marshall Line gathers gas at intermediate pressure and feeds the Waskom Processing Plant. Prism Gas owns a consolidated 100% interest in the lease.

•	Bosque County Pipeline — The Bosque County Pipeline, gathers gas in four North Central Texas counties centered around Bosque County. Prism Gas owns an unconsolidated 20% non-operating interest in a partnership that owns the lease rights to the assets of the Bosque County Pipeline, with Panther Pipeline Ltd. owning a 42.5% operating interest and two unrelated parties owning the remaining 37.5% interest. The lease contract provides for termination in June 2009 and an extension of the lease is not currently contemplated.

•	East Texas Gathering System — The East Texas Gathering System, located in Panola County, Texas, is comprised of gathering systems built to gather gas produced in this area to market outlets. Prism Gas owns a consolidated 100% interest in these systems.
          The natural gas supply for the Waskom Processing Plant, the Woodlawn Plant and Gathering System, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line and the East Texas Gathering System is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. Prism Gas’ East Texas Operating Area includes assets that provide gathering and processing services to producers in Cass, Gregg, Harrison, Panola, and Rusk Counties, Texas and Caddo Parish, Louisiana. The total number of wells permitted in Prism Gas’ East Texas Operating Area was 2,323 and 2,290 in calendar years 2008 and 2007, respectively. These annual permit numbers include 261 permits for horizontal wells in 2008 and 83 permits for horizontal wells in 2007. Improved technology and drilling applications have enhanced the economics of drilling in the Cotton Valley formation. This increase in drilling activity has provided us with access to newly developed natural gas supplies. However, we anticipate that drilling activity in 2009 will be negatively impacted by low commodity prices and capital constraints. In addition, emphasis in the area will shift from predominantly Cotton Valley drilling to a blend of Cotton Valley and Haynesville formation drilling.
          Our primary suppliers of natural gas to the Waskom Processing Plant include BP America Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represented approximately 72% of the 229 MMcfd of natural gas supplied in 2007 and approximately 70% of the 257 MMcfd of natural gas supplied for the year ended December 31, 2008. A substantial portion (approximately 27%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership. We receive natural gas at the Waskom Processing Plant from our McLeod Gathering System. We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant. The tightening of pipeline dew point specifications and access to local markets with high NGL demand has resulted in increased trucked-in NGL volumes at the Waskom Processing Plant.

In October 2006, we began construction to expand the fractionator to 12,500 bpd to provide additional capacity for both the increase in NGL volumes from the plant expansions that were underway and this increase in trucked-in NGL volumes. This expansion was completed in late January 2007. The processing plant was expanded to 265 MMcfd in three phases with the first expansion of 30 MMcfd being completed in March 2007, the second expansion of 70 MMcfd being completed in June 2007 and the third phase of 15 Mmcfd being completed in July 2008.
          There are currently six processing plants that compete with Waskom for natural gas supplies. Drilling activity in the Cotton Valley trend is moving north from the Panola-Harrison County line further into Harrison County. Our plant is the preferred gas plant for much of this new production due to its proximity to the increased drilling activity. In addition, the Waskom Processing Plant is the only plant in this area that has full fractionation capability with access to strong local markets for NGLs. Purchasers of NGLs fractionated at Waskom include various chemical companies and other industrial distributors.
          The processing contracts for the Waskom Processing Plant are primarily percent-of-liquids (“POL”) contracts, in which we retain a portion of the NGLs recovered as a processing fee, percent-of-proceeds (“POP”) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services and straight fee contracts in which we receive a fee for every Mcf of gas delivered to the plant. Currently, approximately 50% of the contracts are POL, 30% of the contracts are fee and 20% of the contracts are POP. In addition, there is one minor contract for processing on a keep-whole basis.
          Woodlawn provides gathering and processing services. The Woodlawn gathering system provides both low and intermediate pressure gathering services. The gas is gathered to a 30 MMcfd refrigerated gas processing plant. The NGL’s that are recovered at Woodlawn are trucked to the Waskom Processing Plant for fractionation. In 2007, after acquiring Woodlawn, the system gathered and processed 21 MMcfd and recovered 223 bpd of NGL’s. For the year ended December 31, 2008, the system gathered and processed 24 MMcfd and recovered 247 bpd of NGL’s. The contracts on the Woodlawn system are primarily wellhead purchase with some POP contracts.
          The McLeod Gathering System is a low-pressure gathering system that provides an outlet for high nitrogen and high liquids content gas. In June 2003, Prism Gas constructed a pipeline to tie the McLeod Gathering System to the Waskom Processing Plant to provide an outlet for high nitrogen gas. As a result, the majority of gas gathered on the McLeod Gathering System is transported to the Waskom Processing Plant for processing and blending. Revenue from the McLeod Gathering System is earned through gathering and compression fees and processing revenue. The processing revenue results from the difference in the processing agreements with the producers and the agreement that we have with the Waskom partnership.  The processing contracts in the McLeod Gathering System are predominately POP contracts. Natural gas gathered in the region surrounding the McLeod Gathering System has two primary outlets, including the Waskom Processing Plant.
          Cotton Valley wells are now being drilled in the southern area served by the McLeod Gathering System. The new Cotton Valley wells that have recently been tied into the system are POL contracts with a small gathering fee. These contracts are typically lower margin, higher volume contracts. In this area, competition is geographic based with the McLeod Gathering System capturing wells that are located near the system and the competitor capturing wells that are near its system.
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
          The BCP is an approximate 67 mile pipeline located in the Barnett Shale extension.
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

          The Prism Liquids Pipeline condensate system was formed from the condensate pipeline system obtained in the Woodlawn acquisition. The system was subsequently extended approximately 10 miles using lateral lines to gather condensate from additional locations. The pipeline is a common carrier under the Rules and Regulations of the Railroad Commission of Texas, Oil and Gas Division and, as such, operates under a tariff filed with the Railroad Commission of Texas. The system gathers and transports condensate for producers along the main line which extends south from the Woodlawn Plant to the Carthage Plant operated by DCP Midstream.
          Gulf Coast
          The Gulf Coast area assets consist of the Fishhook Gathering System and the Matagorda Offshore Gathering System (“Matagorda”) located offshore and onshore of the Texas Gulf Coast.
•	Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas and offshore federal waters, gathers and transports gas in both offshore and onshore areas. For the year ended December 31, 2007, the Fishhook Gathering System gathered and transported approximately 32 MMcfd of natural gas. In September 2008, Hurricane Ike caused extensive damage to an offshore platform on the system. Repairs were completed in February 2009. Prior to the hurricane damage approximately 15 MMcfd of natural gas was gathered and transported for the year ended December 31, 2008. Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC (“PIPE”), the owner of the Fishhook Gathering System, with Panther Pipeline Ltd owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

•	Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas State waters, gathers gas in both the offshore and onshore areas. For the years ended December 31, 2008 and 2007, the Matagorda Offshore Gathering System gathered approximately 15 and 7 MMcfd of natural gas, respectively. Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.
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

          The Gulf Coast region is a major hub for petroleum refining. Approximately two-thirds of United States refining capacity expansion in the 1990s occurred in this region. The hydrocarbon refining process generates products and by- products that require transportation in large quantities from the refinery or processor. Convenient access to and use of this waterway system by the petroleum and petrochemical industry is a major reason for the current location of United States refineries and petrochemical facilities. Recent growth in refining and natural gas processing capacity has increased the volume of petroleum products and by-products transported within the Gulf Coast region, which consequently has increased the need for transportation, storage and distribution facilities.
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
          We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	14	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur(1)
Inland tank barges	26	20,000 — 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline(1)
Inland push boats	17	800 — 3,800 horsepower	N/A
Offshore tank barges	4	40,000 bbl and 95,000 bbl	Asphalt, fuel oil and NGLs
Offshore tugboats	4	3,200 — 7,200 horsepower	N/A

(1)	One of our 14 inland tank barges with capacity of up to 20,000 bbl, and 13 of our 26 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.
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
          We are a party to a marine transportation agreement effective January 1, 2006 under which we provide marine transportation services to Martin Resource Management on a spot contract basis at applicable market rates. This agreement replaced a prior agreement between us and Martin Resource Management covering marine transportation services which expired in November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The fees we charge Martin Resource Management are based on applicable market rates.
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
          Our Operations and Products. We gather molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. We transport sulfur by inland and offshore barges, rail cars and trucks. In 2008, we handled approximately 1.7 million long tons of molten sulfur. In the U.S. recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur for domestic customers.
          The terms of our commercial sulfur contracts typically range from one to five years in length. The prices in such contracts are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts with remaining lives from one to two years in duration.
          The sulfur prilling assets we acquired from the acquisition of Bay Sulfur in April 2005 are located at the Port of Stockton in California and are used to process molten sulfur into pellets. These dry, bulk pellets are stored and loaded at our facility at the Port of Stockton. The sulfur pellets are sold into certain U.S. and international agricultural markets. Our facility at the Port of Stockton can process approximately 1,000 metric tons of molten sulfur per day. In January 2007, we completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas. In January 2009, we completed the construction of a second sulfur priller at our Neches facility in Beaumont, Texas. The two Beaumont prillers have the capacity to process approximately 4,000 metric tons of molten sulfur per day. Our sulfur prilling facilities provide refiners with an alternative market for the sale of their residual sulfur.
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
          Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities. These products allow us to leverage the sulfur services segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 255,000 tons in 2008 as a result of acquisitions and internal growth.

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
          Our Sulfur Services Facilities.
          We own 60 railcars and lease approximately 105 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur
          We own the following sulfur prilling facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur
Neches	Beaumont, Texas	4,000 metric tons per day	Molten and prilled sulfur

          We lease approximately 40 railcars to transport ammonium thiosulfate. We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Capacity	Description
Fertilizer plants (two)	Odessa, Texas	70,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons/year	Dry sulfur fertilizer production
Fertilizer plant	Plainview Texas	180,000 tons/year	Fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons/year	Blending and packaging
Fertilizer plant	Beaumont, Texas	70,000 tons/year	Liquid sulfur fertilizer production
Industrial sulfur plant	Texarkana, Texas	18,000 tons/year	Emulsified sulfur production
Sulfuric acid plant	Plainview Texas	150,000 tons/year	Sulfuric acid production
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
          Seasonality. Sales of our agricultural fertilizer products are partly seasonal as a result of increased demand during the growing season.
Our Relationship with Martin Resource Management
          Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil processing facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana

•	building and marketing sulfur prillers;

•	developing an underground natural gas storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal;

•	operating, solely for our account, an NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska.

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
          Related Party Agreements
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $67.5 million of direct costs and expenses for the twelve months ended December 31, 2008, compared to $53.9 million for the twelve months ended December 31, 2007. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
          In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008, 2007, and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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

          In the aggregate, our purchases of land transportation services, NGL storage services, and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 10%, 12% and 14% of our total cost of products sold during the years ended December 31, 2008, 2007, and 2006, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6%, 6% and 4% of our total revenues for the years ended December 31, 2008, 2007, and 2006, respectively. In connection with the closing of the Tesoro Marine asset acquisition in 2003, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
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
Insurance
          Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity, (“P&I”), insurance coverage is provided by P&I associations and other insurance underwriters. Our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement, (“Pooling Agreement”), through which approximately 95% of the world’s commercial shipping tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a pre-determined amount, beyond which we are covered by catastrophe insurance coverage.
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
          Global Warming and Climate Change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering climate change-related legislation to restrict greenhouse gas emissions. At least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.
          Clean Water Act
          The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Regulations promulgated under these laws require entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess penalties for releases of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff and that applicable facilities develop and implement plans for the management of storm water runoff (referred to as storm water pollution prevention plans (“SWPPPs”)) as well as for the prevention and control of oil spills (referred to as spill prevention, control and countermeasure (“SPCC”) plans). As part of the regular overall evaluation of our on-going operations, we are reviewing and, as necessary, updating SWPPPs for certain of our facilities, including facilities recently acquired. In addition, we have reviewed our SPCC plans and, where necessary, amended such plans to comply with applicable regulations adopted by EPA in 2002. We believe that compliance with the conditions of such permits and plans will not have a material effect on our operations.

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
          Jones Act
          The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. Since we engage in maritime transportation between locations in the United States, we are subject to the provisions of the law. As a result, we are responsible for monitoring the ownership of our subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States-flagged vessels be manned by United States citizens. Foreign-flagged seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases operating costs of United States-flagged vessel operations compared to foreign-flagged vessel operations. Certain foreign governments subsidize their nations’ shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flagged vessel owners. The United States Coast Guard and American Bureau of Shipping maintain the most stringent regimen of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flagged operators than for owners of vessels registered under foreign flags of convenience. Following Hurricane Katrina, and again after Hurricane Rita, emergency suspensions of the Jones Act were effectuated by the United States government. The last suspension ended on October 24, 2005. Future suspensions of the Jones Act or other similar actions could adversely affect our cash flow and ability to make distributions to our unitholders.

          Merchant Marine Act of 1936
          The Merchant Marine Act of 1936 is a federal law that provides that, upon proclamation by the President of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States’ citizens (including us, provided that we are considered a United States citizen for this purpose). If one of our push boats, tugboats or tank barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our push boats or tugboats is requisitioned or purchased and its associated tank barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our push boats, tugboats or tank barges.
          Regulations Affecting Natural Gas Transmission, Processing and Gathering
          We own a 50% non-operating interest in PIPE. PIPE’s Fishhook Gathering System transports natural gas in interstate commerce and is thus subject to FERC regulations and FERC-approved tariffs as a natural gas company under the National Gas Act of 1938 (“NGA”). Under the NGA, FERC has issued orders requiring pipelines to provide open- access transportation on a basis that is equal for all shippers. In addition, FERC has the authority to regulate natural gas companies with respect to: rates, terms and conditions of service; the types of services PIPE may provide to its customers; the construction of new facilities; the acquisition, extension, expansion or abandonment of services or facilities; the maintenance and retention of accounts and records; and relationships of affiliated companies involved in all aspects of the natural gas and energy business.
          On August 8, 2005, President Bush signed into law the Domenici-Barton Energy Policy Act of 2005 (“EP Act”). The EP Act is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, the EP Act amends the NGA and the Natural Gas Policy Act of 1978 by increasing the criminal penalties available for violations of each act. The EP Act also adds a new section to the NGA which provides FERC with the power to assess civil penalties of up to $1,000,000 per day per violation of the NGA.
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
Employees
          We do not have any employees. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 601 individuals who provide direct support to our operations as of March 2, 2009. None of these employees are represented by labor unions.
Financial Information about Segments
          Information regarding our operating revenues and identifiable assets attributable to each of our segments is presented in Note 20 to our consolidated financial statements included in this annual report on Form 10-K.
Access to Public Filings
          We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) under the Securities and Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.martinmidstream.com. These documents are provided as soon as is reasonably practicable after their filing with the SEC. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report. These documents may also be found at the SEC’s website at www.sec.gov.
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
We may not be able to obtain funding on acceptable terms or at all because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
          Global financial markets and economic conditions have been, and continue to be, volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions. As a result of the disruption in the financial markets, the availability of funds from those markets has diminished significantly and the cost of raising money in the debt and equity capital markets has increased substantially.

In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to the disruption in the financial markets and the current weak economic conditions, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, complete future acquisitions or expansion and maintenance capital projects.
We are exposed to counterparty risk in our credit facility and related interest rate protection agreements.
          We have entered into interest rate protection agreements to manage our interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our credit facility. There is considerable turmoil in the world economy and banking markets which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements, which could have a material adverse effect on our business, financial condition and results of operations.
The current economic crisis may significantly affect our customers and their ability to make payments to us.
          The current economic crisis is having profound effects on all areas of the world economy. Our customers’ abilities to make payments to us when due may be adversely affected in this environment. As such, we could see an increase in delayed or uncollected receivables that may have an adverse effect on our results of operations, cash flow and ability to make distributions to our unitholders.
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
          Changes in the insurance markets attributable to the September 11, 2001, terrorist attacks, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. In addition, changes in the insurance markets attributable to the effects of Hurricanes Katrina and Rita, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. As a result, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to such events. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.
The price volatility of petroleum products and by-products can reduce our liquidity and results of operations and ability to make distributions to our unitholders.
          We purchase hydrocarbon products and by-products such as molten sulfur, sulfur derivatives, fuel oils, LPGs, lubricants, asphalt and other bulk liquids, and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of hydrocarbon products and by-products can be, and has recently been, volatile. Our liquidity and revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. In addition, our liquidity and costs have been adversely affected during periods of increasing prices because of the increased costs associated with our purchase of hydrocarbon products and by-products. Future price volatility could have an adverse impact on our liquidity and results of operations, cash flow and ability to make distributions to our unitholders.
Increasing energy prices could adversely affect our results of operations.
          Increasing energy prices, such as those experienced in the past couple of years, could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect our results of operations including net income and cash flows. We cannot assure unitholders that we will be able to pass along increased operating expenses to our customers.

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
Political, regulatory and economic factors may significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.
          Due to changes in the political climate as a result of the outcome of recent state elections and the Presidential election in the United States, we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. Any increased regulation, new policy initiatives, increased taxes or any other changes in federal law may have an adverse effect on our business, financial condition and results of operations.
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
          The requirements that our vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flagged vessels when compared with foreign flagged vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flagged vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders. Following Hurricane Katrina and again after Hurricane Rita, emergency suspensions of the Jones Act were effectuated by the United States government. The last suspension ended on October 24, 2005. Future suspensions of the Jones Act or other similar actions could result in similar consequences.
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
          The OPA 90, provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters for barges that carry petroleum products that are regulated under OPA. Under OPA, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to enter U.S. ports or trade in U.S. waters. The phase out dates vary based on the age of the vessel and other factors. All but one of our offshore tank barges are double-hull vessels which have no phase out date.

We have 13 single-hull barges that will be phased out of the petroleum product trade by the year 2015. The phase out of these single-hull vessels in accordance with OPA may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.
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
          The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2008, and 2007, Prism Gas purchased approximately 22% and 14%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.
          In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2007, the spot price of Henry Hub natural gas ranged from a high of $9.10 per MMBtu to a low of $5.29 per MMBtu. From January 1, 2008, through December 31, 2008, the same price ranged from $13.31 per MMBtu to $5.38 per MMBtu. On December 31, 2008, the spot price was $5.63 per MMBtu.
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
Our hedging activities may have a material adverse effect on our earnings, profitability, liquidity, cash flows and financial condition.
          As of December 31, 2008, Prism Gas has hedged approximately 47% and 21% of its commodity risk by volume for 2009 and 2010, respectively. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. We anticipate entering into additional hedges in 2009 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.
          We entered into these derivative transactions with an investment grade subsidiary of a major oil company and investment grade banks. While we anticipate that future derivative transactions will be entered into with investment grade counterparties, and that we will actively monitor the credit rating of such counterparties, it is nevertheless possible that losses will result from counterparty credit risk in the future. Such risks may be more likely due to the worldwide financial and credit crisis.
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
If third party pipelines and other facilities interconnected to our natural gas and NGL pipelines and facilities become unavailable to transport or produce natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.
          We depend upon third party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these pipelines or other facilities, their continuing operation is not within our control. If any of these third party pipelines and other facilities become unavailable to transport or produce natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.
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
          We believe that our natural gas gathering operations meet the tests the FERC, uses to establish a pipeline’s status as a gatherer exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure our unitholders that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.

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
          Pursuant to the Pipeline Safety Improvement Act of 2002, the DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:
•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
          We currently estimate that we will incur costs of less than $1.0 million between 2008 and 2010 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.
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
          Martin Resource Management through a subsidiary currently hold 850,674 subordinated units and 4,334,143 common units. The remaining subordinated units may convert into common units in accordance with the terms of our Partnership Agreement at the end of the subordination period on November 14, 2009 if certain distribution thresholds are met by us.
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
          On November 14, 2008, 850,672 of 1,701,346 outstanding subordinated units owned by Martin Resource Management through a subsidiary converted into common units on a one for one basis following our distribution of available cash on such date. Additional conversion of our outstanding subordinated units will occur following our quarterly distributions of available cash provided that certain distribution thresholds are met by us.

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
          Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to transfer its ownership interest in our general partner to a third party. A new owner of our general partner could replace the directors and officers of our general partner with its own designees and control the decisions taken by our general partner. Martin Resource Management and its affiliates have pledged their interests in our general partner and us to their bank group. If, at any time, Martin Resource Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. If such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distribution to our unitholders.
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
          Our common units are quoted on the NASDAQ National Market (“NASDAQ”) under the symbol “MMLP.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NASDAQ. The price of our common units may, therefore, be volatile.
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
If Martin Resource Management were ever to file for bankruptcy or otherwise default on its obligations under its credit facility, amounts we owe under our credit facility may become immediately due and payable and our results of operations could be adversely affected.
          If Martin Resource Management were ever to commence or consent to the commencement of a bankruptcy proceeding or otherwise defaults on its obligations under its credit facility, its lenders could foreclose on its pledge of the interests in our general partner and take control of our general partner. If Martin Resources Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, a bankruptcy filing by or against Martin Resource Management could independently result in an event of default under our credit facility if it could reasonably be expected to have a material adverse effect on us. If our lenders do declare us in default and accelerate repayment, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders. A bankruptcy filing by or against Martin Resource Management could also result in the termination or material breach of some or all of the various commercial contracts between us and Martin Resource Management, which could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
          The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for United States federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code Section 7704(d) and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing United States tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes, or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
          We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and unitholders receiving two Schedule K-1’s) for one fiscal year. For purposes of determining whether the 50% threshold is met, multiple sales of the same units are counted only once. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.
We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
          We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
          Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
          A description of our properties is contained in Item 1. Business.
          We believe we have satisfactory title to our assets. Some of the easements, rights-of-way, permits, licenses or similar documents relating to the use of the properties that have been transferred to us in connection with our initial public offering and the assets we acquired in our acquisitions, required the consent of third parties, which in some cases is a governmental entity. We believe we have obtained sufficient third party consents, permits and authorizations for the transfer of assets necessary for us to operate our business in all material respects. With respect to any third party consents, permits or authorizations that have not been obtained, we believe the failure to obtain these consents, permits or authorizations will not have a material adverse effect on the operation of our business.
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
          In addition to the foregoing, as a result of a routine inspection by the U.S. Coast Guard of our tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, we have been informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78. In connection with this matter, two of our employees were served with grand jury subpoenas during the fourth quarter of 2007. We are cooperating with the investigation and, as of the date of this report, no formal charges, fines and/or penalties have been asserted against us.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
          Our common units are traded on the NASDAQ under the symbol “MMLP.” As of March 2, 2009 there were approximately 24 holders of record and approximately 10,371 beneficial owners of our common units. In addition, as of that date there were 850,674 subordinated units representing limited partner interests outstanding. All of the subordinated units are held by Martin Resource Management through a subsidiary. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:

Fiscal 2008:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2008	$37.20	$30.50	$0.720	$0.720
June 30, 2008	$36.24	$31.50	$0.740	$0.740
September 30, 2008	$32.76	$19.23	$0.750	$0.750
December 31, 2008	$26.99	$13.60	$0.750	$0.750
Fiscal 2007:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated
March 31, 2007	$39.17	$32.96	$0.640	$0.640
June 30, 2007	$42.66	$39.48	$0.660	$0.660
September 30, 2007	$42.65	$34.62	$0.680	$0.680
December 31, 2007	$38.61	$35.33	$0.700	$0.700
          On March 2, 2009, the last reported sales price of our common units as reported on the NASDAQ was $16.22 per unit.
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
          A total of 3,402,688 of our original 4,253,362 outstanding subordinated units owned by Martin Resource Management and its subsidiaries were converted into common units on a one-for-one basis following our quarterly cash distribution, 850,672 each on November 14, 2008, 2007, 2006 and 2005. The common units into which the subordinated units were converted were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The remaining 850,674 outstanding subordinated units will convert into common units at the end of the subordination period on November 14, 2009.
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
          The subordination period will extend until the first day of any quarter beginning after September 30, 2009, in which each of the following tests are met:
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
Item 6. Selected Financial Data
          The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from the audited consolidated financial statements of Martin Midstream Partners L.P.

          The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	2008	2007	2006	2005	2004
Income Statement Data:
Revenues	$1,213,958	$765,822	$576,384	$438,443	$294,144

Cost of product sold	1,013,525	618,689	459,170	351,820	229,976
Operating expenses	102,894	83,533	65,387	46,888	34,475
Selling, general, and administrative	16,939	11,985	10,977	8,133	6,198
Depreciation and amortization	31,218	23,442	17,597	12,642	8,766

Total costs and expenses	1,164,576	737,649	553,131	419,483	279,415
Other operating income	209	703	3,356	—	—

Operating Income	49,591	28,876	26,609	18,960	14,729
Equity in earnings of unconsolidated entities	13,224	10,941	8,547	1,591	912
Interest expense	(19,777)	(14,533)	(12,466)	(6,909)	(3,326)
Debt prepayment premium	—	—	(1,160)	—	—
Other, net	483	299	713	238	11

Income before income taxes	43,521	25,583	22,243	13,880	12,326
Income taxes	711	644	—	—	—

Net Income	$42,810	$24,939	$22,243	$13,880	$12,326

Net income per limited partner unit	$2.72	$1.67	$1.69	$1.58	$1.45
Weighted average limited partner units	14,529,826	14,018,799	12,602,000	8,583,634	8,349,551

Balance Sheet Data (at Period End):

Total assets	$668,916	$623,577	$457,461	$389,044	$188,332
Due to affiliates	13,420	7,543	10,474	3,492	429
Long-term debt	295,000	225,000	174,021	192,200	73,000
Partner’s capital (owner’s equity)	234,714	235,848	198,525	95,565	75,534

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	79,903	58,017	39,317	32,334	12,812
Investing activities	(100,184)	(127,103)	(95,098)	(138,742)	(34,322)
Financing activities	24,151	69,896	52,991	109,689	22,424

Other Financial Data:

Maintenance capital expenditures	16,528	10,342	12,391	5,100	5,182
Expansion capital expenditures	84,424	107,892	78,267	74,110	30,234

Total capital expenditures	$100,952	$118,234	$90,658	$79,210	$35,416

Cash dividends per common unit (in dollars)	$2.91	$2.60	$2.44	$2.19	$2.10

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
Overview
          We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum products and by-products;

•	Natural gas services;

•	Marine transportation services for petroleum products and by-products; and

•	Sulfur and sulfur-based products processing, manufacturing, marketing and distribution.
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
          2008 Developments and Subsequent Events
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
          Other Developments
          Quarterly Distribution. We declared a quarterly cash distribution for the fourth quarter of 2008 of $0.75 per common and subordinated unit on January 27, 2009, reflecting no change over the quarterly distribution paid in respect of the third quarter of 2008.
          Conversion of Subordinated Units. On November 14, 2008, 850,672 of our 1,701,346 outstanding subordinated units owned by Martin Resource Management through a subsidiary converted into common units on a one-for-one basis following our quarterly cash distribution on such date. Additional conversions of our outstanding subordinated units may occur in the future provided that certain distribution thresholds contained in our partnership agreement are met by us.
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
          You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements contained in this annual report on Form 10-K. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS 142”), Goodwill and Other Intangible Assets.

          Derivatives
          In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. In early 2006, we adopted a hedging policy that allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2008, we had designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
          Product Exchanges
          We enter into product exchange agreements with third parties whereby we agree to exchange NGLs and sulfur with third parties. We record the balance of NGLs and sulfur due to other companies under these agreements at quoted market product prices and the balance of NGLs and sulfur due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out method.
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
          Sulfur Services — Revenue is recognized when the customer takes title to the product, either at our plant or the customer facility.
          Equity Method Investments
          We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus our share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees, specifically identifiable to property, plant and equipment, are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment, annually. Under the provisions of SFAS 142, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. No portion of the net income from these entities is included in our operating income.
          Following our acquisition of Prism Gas in November 2005, we own an unconsolidated 50% interest in Waskom, Matagorda, and PIPE. As a result, these assets are accounted for by the equity method and we do not include any portion of their net income in operating income.

          On June 30, 2006, we, through Prism Gas, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the BCP. This interest is accounted for by the equity method of accounting. The lease contract expires in June 2009 and an extension is not currently contemplated.
          Goodwill
          Goodwill is subject to a fair-value based impairment test on an annual basis, or more often if events or circumstances indicate there may be impairment. We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support value of the goodwill.
          We performed the annual impairment tests as of September 30, 2008, September 30, 2007 and September 30, 2006, respectively. In performing such tests, we determined we had four “reporting units” which contained goodwill. These reporting units were in each of our four reporting segments: terminalling, natural gas services, marine transportation, and sulfur services. The estimated fair value of our reporting units with goodwill were developed using the guideline public company method, the guideline transaction method, and the discounted cash flow (“DCF”) method using observable market data where available. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. At September 30, 2008, 2007 and 2006 the estimated fair value of each of our four reporting units was in excess of its carrying value resulting in no impairment.
          As a result of the deterioration in the overall stock market subsequent to September 30, 2008 and the decline in our unit price, we reviewed specific factors, as outlined in Statement of Financial Accounting Standards No. 142, to determine if we had a trigging event that required us to test our goodwill for impairment as of December 31, 2008.
          These factors included whether there have been any significant fundamental changes since our annual impairment test to (i) our business as a whole or to the reporting units, including regulatory changes, (ii) our level of operating cash flows, (iii) our expectation of future levels of operating cash flows, (iv) our executive management team, and (v) the carrying value of our other long-lived assets. While these factors did not indicate a triggering event occurred, our unit price fell to a point by December 31, 2008, that resulted in our total market capitalization being less than our partner’s equity. We determined this to be a triggering event requiring us to perform an impairment test as of December 31, 2008. As a result of our goodwill impairment test for each of the four reporting units as of December 31, 2008, no impairment was determined to exist.
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
          Asset Retirement Obligation
     In accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, we recognize and measure our asset retirement obligations and the associated asset retirement cost upon acquisition of the related asset. Subsequent measurement and accounting provisions are in accordance with SFAS 143. We have recognized asset retirement obligations, where appropriate.

          Reclassifications
          As previously reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, which was filed with the SEC on November 9, 2005, we converted to a new accounting system in August 2005. In connection with the system conversion, we closely examined expense classifications under the new system. Upon review, it was determined that certain payroll, property insurance and property tax expenses that were previously categorized as selling, general and administrative expenses would be more appropriately classified as operating expenses or costs of products sold. As a result, those expenses were set up in the new system with the new classification. Accordingly, it is necessary for us to reclassify the related expense items for fiscal year 2004. Since the reclassifications, as indicated in the tables set forth below, had no impact on the prior periods’ revenues, operating income, cash flows from operations or net income, we have determined that the reclassifications are not material to our audited financial statements for the prior periods. Nonetheless, we are effecting the reclassifications for prior periods in order to provide comparative clarity and consistency for the 2004 annual period when compared to our financial reporting for our current 2008 fiscal year.
          The following table sets forth the effects of the reclassifications on certain line items within our previously reported consolidated statements of income for the year ended December 31, 2004 (dollars in thousands), which statements of income and certain relevant footnotes thereto as well as the relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations for those periods have been updated.
Year Ended December 31, 2004
(In Thousands)

	Terminalling
	and Storage	NGL	Marine	Sulfur	Total
Cost of products sold (as previously reported)	$6,775	$197,859	$—	$25,207	$229,841
Cost of products sold (as reclassified)	6,775	197,859	—	25,342	229,976
Operating expenses (as previously reported)	6,699	928	24,796	—	32,423

Operating expenses (as reclassified)	8,494	1,185	24,796	—	34,475
Selling, general and administrative (as previously reported)	2,194	1,457	175	4,599	8,425
Selling, general and administrative (as reclassified)	399	1,200	175	4,424	6,198
Our Relationship with Martin Resource Management
          Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement. In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. For the years ended December 31, 2008, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
          We are required to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management also licenses certain of its trademarks and trade names to us under this omnibus agreement.
          We are both an important supplier to and customer of Martin Resource Management. Among other things, we sell sulfuric acid and provide marine transportation and terminalling and storage services to Martin Resource Management. We purchase land transportation services, underground storage services, sulfuric acid and marine fuel from Martin Resource Management. Additionally, we have exclusive access to and use of a truck loading and unloading terminal and pipeline distribution system owned by Martin Resource Management at Mont Belvieu, Texas. All of these services and goods are purchased and sold pursuant to the terms of a number of agreements between us and Martin Resource Management.
          For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions — Agreements.”

Results of Operations
          The results of operations for the twelve months ended December 31, 2008, 2007 and 2006 have been derived from our consolidated financial statements.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the twelve months ended December 31, 2008, 2007 and 2006.

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income (loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
	(In thousands)
Year ended December 31, 2008:
Terminalling and storage	$90,474	$(4,189)	$86,285	$12,261	$(3,635)	$8,626
Natural gas services	679,375	—	679,375	2,780	945	3,725
Marine transportation	80,059	(3,710)	76,349	8,104	(2,534)	5,570
Sulfur services	372,987	(1,038)	371,949	31,956	5,224	37,180
Indirect selling, general and administrative	—	—	—	(5,510)	—	(5,510)

Total	$1,222,895	$(8,937)	$1,213,958	$49,591	$—	$49,591

Year ended December 31, 2007:
Terminalling and storage	$59,790	$(865)	$58,925	$10,745	$(472)	$10,273
Natural gas services	515,992	—	515,992	4,159	333	4,492
Marine transportation	63,533	(3,954)	59,579	7,949	(3,679)	4,270
Sulfur services	131,602	(276)	131,326	9,222	3,818	13,040
Indirect selling, general and administrative	—	—	—	(3,199)	—	(3,199)

Total	$770,917	$(5,095)	$765,822	$28,876	$—	$28,876

Year ended December 31, 2006:
Terminalling and storage	$36,606	$(389)	$36,217	$12,646	$(142)	$12,504
Natural gas services	389,735	—	389,735	4,239	—	4,239
Marine transportation	50,174	(2,339)	47,835	8,258	(1,847)	6,411
Sulfur services	102,646	(49)	102,597	4,719	1,989	6,708
Indirect selling, general and administrative	—	—	—	(3,253)	—	(3,253)

Total	$579,161	$(2,777)	$576,384	$26,609	$—	$26,609

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
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Our total revenues before eliminations were $1,222.9 million for the year ended December 31, 2008 compared to $770.9 million for the year ended December 31, 2007, an increase of $452.0 million, or 59%. Our operating income before eliminations was $49.6 million for the year ended December 31, 2008 compared to $28.9 million for the year ended December 31, 2007, an increase of $20.7 million, or 72%.

          The results of operations are described in greater detail on a segment basis below.
          Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues:
Services	$40,118	$29,400
Products	50,356	30,390

Total Revenues	90,474	59,790
Cost of products sold	42,721	26,298
Operating expenses	26,086	16,238
Selling, general and administrative expenses	120	139
Depreciation and amortization	9,272	6,358

	12,275	10,757

Other operating income (loss)	(14)	(12)

Operating income	$12,261	$10,745

          Revenues. Our terminalling and storage revenues increased $30.7 million, or 51%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Service revenue accounted for $10.7 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the end of 2007 and throughout 2008 and increased service revenue. Product revenue, which is lubricant sales, increased $20.0 million primarily due to our acquisition of the operations assets of Mega Lubricants Inc. (“Mega Lube”) in June 2007.
          Cost of products sold. Our cost of products sold increased $16.4 million, or 62% for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of the Mega Lube acquisition.
          Operating expenses. Operating expenses increased $9.8 million, or 61%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was result of our recent acquisitions and capital projects placed into service during the end of 2007 and throughout 2008. The increase was also a result of increased operating activities and an increase in costs of those activities at our terminals, including increased salaries and related burden and utility costs. Hurricane expenses also accounted for $1.1 million of this increase.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for the years ended December 31, 2008 and 2007.
          Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 46%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.
          Other operating income (loss). Other operating income was approximately the same for the year ended December 31, 2008 compared to the year ended December 31, 2007. This consisted solely of a loss related to the sale of equipment for both periods.
          In summary, terminalling and storage operating income increased $1.5 million, or 14%, for the years ended December 31, 2008 and 2007.

     Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues:
NGLs	$615,966	$481,018
Natural gas	59,346	35,983
Non-cash mark to market and impairment adjustments of commodity derivatives	4,930	(3,104)
Loss on cash settlements of commodity derivatives	(3,932)	(611)
Other operating fees	3,065	2,706

Total revenues	679,375	515,992

Cost of products sold:
NGLs	599,835	461,489
Natural gas	58,771	34,485

Total cost of products sold	658,606	495,974

Operating expenses	8,633	7,082
Selling, general and administrative expenses	5,292	5,524
Depreciation and amortization	4,067	3,252

	2,777	4,160

Other operating income	3	(1)

Operating income	$2,780	$4,159

NGLs Volumes (Bbls)	8,794	8,266

Natural Gas Volumes (Mmbtu)	7,267	5,550

*	Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$13,224	$10,941

Waskom:
Plant Inlet Volumes (Mmcf/d)	257	229

Frac Volumes (Bbls/d)	10,542	8,725

          Revenues. Our natural gas services revenues increased $163.4 million, or 32% for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to higher commodity prices, in addition to increased natural gas and NGL volumes.
          For the year ended December 31, 2008, NGL revenues increased $134.9 million, or 28% and natural gas revenues increased $23.4 million, or 65%. During 2008, our NGL average sales price per barrel increased $11.85 or 20% and our natural gas average sales price per Mmbtu increased $1.68, or 26% compared to the same period in 2007. NGL sales volumes for the year increased 6% and natural gas volumes increased 31% compared to the same period of 2007. The increase in NGL volumes is primarily due to increased industrial demand experienced during 2008 and the increase in natural gas volumes is primarily due to receiving a full year’s benefit of the Woodlawn acquisition.
          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the year ended December 31, 2008, 58% of our total natural gas volumes and 33% of our total NGL volumes were hedged as compared to 46% and 53%, respectively in 2007. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $1.0 million for 2008 compared to a decrease of $3.7 million in the same period of 2007.
          Costs of product sold. Our cost of products increased $162.6 million, or 33%, for the year ended December 31, 2008 compared to the same period in 2007. Of the increase, $138.3 million relates to NGLs and $24.3 million relates to natural gas. The percentage increase in NGL cost of products sold is greater than our percentage increase in NGL revenues as our NGL per barrel margins decreased $0.53, or 22%, primarily due to a sharp decline in commodity prices experienced in the fourth quarter of 2008. The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 70%, primarily as a result of the terms of Woodlawn’s producer contracts compared to our historical producer contracts.
          Operating expenses. Operating expenses increased $1.6 million, or 22%, for the year ended December 31, 2008 compared to the same period of 2007. This increase is primarily due to a full year of operations of the Woodlawn acquisition.
          Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the years ended December 31, 2008 and 2007.

          Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 25%, for the year ended December 31, 2008 compared to the same period of 2007. This increase was primarily a result of the Woodlawn acquisition.
          In summary, our natural gas services operating income decreased $1.4 million, or 33%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $13.2 million and $10.9 million for the year ended December 31, 2008 and 2007, respectively, an increase of 21%. This increase is primarily a result of receiving full benefit of the expansion to the Waskom plant and the Waskom fractionator in 2008 as the plant was shut down for a portion of 2007. As a result, our inlet volumes increased 12% and our fractionation volumes increased 21% for the year ended December 31, 2008 compared to the same period of 2007.
          Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues	$80,059	$63,533
Operating expenses	57,346	46,946
Selling, general and administrative expenses	2,635	535
Depreciation and amortization	12,128	8,819

	7,950	7,233

Other operating income	154	716

Operating income	$8,104	$7,949

          Revenues. Our marine transportation revenues increased $16.5 million, or 26%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Our inland marine assets generated an additional $16.8 million in revenue from expansion of our inland fleet and increased contract rates. This increase was offset by a slight decrease in our offshore revenues of $0.3 million resulting primarily from downtime associated with capital expenditures of offshore vessels.
          Operating expenses. Operating expenses increased $10.4 million, or 22%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to increases in fuel, salaries and wages, property and liability premiums and repair and maintenance expenses.
          Selling, general and administrative expenses. Selling, general & administrative expenses increased $2.1 million, or 393% for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was a result of the bankruptcy of a contractor to which we had made advance payments for the construction of vessels and other expenses associated with the expansion of our fleet.
          Depreciation and amortization. Depreciation and amortization increased $3.3 million, or 38%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was the result of capital expenditures made in the last 12 months.
          Other operating income. Other operating income decreased $0.5 million, or 78%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. In 2008, there were less gains recorded on the sale of property and equipment than in 2007.
          In summary, our marine transportation operating income increased $0.2 million, or 2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.

     Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur services segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues	$372,987	$131,602
Cost of products sold	314,001	97,747
Operating expenses	17,963	17,033
Selling, general and administrative expenses	3,382	2,587
Depreciation and amortization	5,751	5,013

	31,890	9,222

Other operating income	66	—

Operating income	$31,956	$9,222

Sulfur (long tons)	1,094.3	1,169.8
Fertilizer (long tons)	227.6	251.1

Sulfur Services Volumes (long tons)	1,321.9	1,420.9

          Revenues. Our sulfur services revenues increased $241.4 million, or 183%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of the significant escalation in market prices during 2008, primarily driven by higher costs of sulfur and raw materials, which generated higher revenues on decreased volumes. Margins were positively impacted due to a contract pricing provision with a significant customer which allowed us to invoice them at prices greater than the prevailing market prices in the fourth quarter of 2008.
          Cost of products sold. Our cost of products sold increased $216.3 million, or 221%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of significant escalation in market prices during 2008 which generated higher cost of products sold on decreased volumes, particularly with respect to prilled sulfur.
          Operating expenses. Our operating expenses increased $0.9 million, or 5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was a result of increased costs relating to fuel prices for marine transportation and increased gas utilities pricing.
          Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.8 million, or 31%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase is a result of increased compensation expense.
          Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 15%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This is attributable to full year of operations at our sulfuric acid facility.
          In summary, our sulfur services operating income increased $22.7 million, or 247%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.
          Statement of Operations Items as a Percentage of Revenues
          In the aggregate, our cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization have remained relatively constant as a percentage of revenues for the years ended December 31, 2008 and December 31, 2007. The following table summarizes, on a comparative basis, these items of our statement of operations as a percentage of our revenues.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues	100%	100%
Cost of products sold	83%	81%
Operating expenses	8%	11%
Selling, general and administrative expenses	1%	2%
Depreciation and amortization	3%	3%

          Equity in Earnings of Unconsolidated Entities
          For the years ended December 31, 2008 and 2007, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom Gas Processing Company (“Waskom”), Matagorda, PIPE and BCP.
          Equity in earnings of unconsolidated entities was $13.2 million for the year ended December 31, 2008, compared to $10.9 million for the year ended December 31, 2007, an increase of $2.3 million. This increase related to earnings received from Waskom, Matagorda, PIPE and BCP.
          Interest Expense
          Our interest expense for all operations was $19.8 million for 2008 compared to $14.5 million for 2007, an increase of $5.3 million, or 37%. This increase was primarily due to an increase in average debt outstanding offset by a decrease in interest rates throughout 2008 compared to 2007. Also, we had interest swap cash settlements of $2.7 million and non-cash mark-to-market charges of $0.7 million which increased interest expense in 2008.
          Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $5.5 million for 2008 compared to $3.2 million for 2007, an increase of $2.3 million or 72%.
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
          In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. For the years ended December 31, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Our total revenues before eliminations were $770.9 million for the year ended December 31, 2007, compared to $579.2 million for the year ended December 31, 2006, an increase of $191.7 million, or 33%. Our operating income before eliminations was $28.9 million for the year ended December 31, 2007, compared to $26.6 million for the year ended December 31, 2006, an increase of $2.3 million, or 9%.

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
          Cost of products sold. Our cost of products sold increased $16.3 million, or 163% for the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was primarily a result of the Mega Lube acquisition, an increase in product cost and an increase in sales volumes.
          Operating expenses. Operating expenses increased $4.0 million, or 32%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was result of our recent acquisitions and capital projects placed into service during the end of 2006 and throughout 2007. The increase was also a result of increased operating activities and an increase in costs of those activities at our terminals.
          Selling, general and administrative expenses. Selling, general & administrative expenses were approximately the same for the year ended December 31, 2007, compared to the year ended December 31, 2006.
          Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 35%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was primarily a result of our recent acquisitions and capital expenditures.
          Other operating income (loss). Other operating income for the year ended December 31, 2007, consisted solely of a loss related to the sale of equipment. Other operating income for the year ended December 31, 2006 consisted primarily of a gain of $3.1 million related to an involuntary conversion of assets. This gain resulted from insurance proceeds which were greater than the impairment of assets destroyed by hurricanes Katrina and Rita.
          In summary, terminalling and storage operating income decreased $1.9 million, or 15%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.

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

          Sulfur Services Segment
          The following table summarizes our results of operations in our sulfur services segment.

	Years Ended December 31,
	2007	2006
	(In thousands)
Revenues	$131,602	$102,646
Cost of products sold	97,747	76,372
Operating expenses	17,033	14,283
Selling, general and administrative expenses	2,587	2,651
Depreciation and amortization	5,013	4,621

Operating income	$9,222	$4,719

Sulfur (long tons)	1,169.8	836.3
Fertilizer (long tons)	251.1	188.9

Sulfur Services Volumes (long tons)	1,420.9	1,025.2

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
          Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For both the years ended December 31, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $1.5 million reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
Liquidity and Capital Resources
          Impact of Current Economic Crisis
          We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2009. However, current economic conditions, including wide fluctuations in commodity prices and deteriorating credit markets, have created constraints on liquidity within the capital markets and the ability to obtain credit in the markets. Due to restrictions on liquidity within the capital markets and existing litigation at Martin Resource Managment (See “Item 9B. Other Information”) we expect our ability to access the capital markets to remain constrained over the next twelve months. Our near-term focus is to ensure we have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The current economic crisis has created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders. We continue to evaluate our liquidity and capital resources and may consider sales of non-performing or non-core assets for additional liquidity.
          We intend to move forward with our commercially supported internal growth projects. Our ability to access the capital markets to fund new projects in the future at prices that make the proposed projects accretive is likely to be limited. We may revise the timing and scope of other projects as necessary to adapt to existing economic conditions and the incremental benefits expected to accrue to our unitholders from our expansion activities are likely to be decreased by substantial cost of capital increases during this period.
          In addition, if there is need to access the credit markets and the credit markets do not improve, we cannot assure you that we would be able to secure additional financing if needed, and, if such funds were available, whether the terms or conditions would be acceptable to us.
          Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. For example, the impact of the current economic crisis may significantly affect our customers, including their ability to satisfy receivables owed to us on a timely basis. Please read “Item 1A. Risk Factors — Risks Related to Our Business” for a discussion of such risks.

          General
          In 2008, cash increased $3.9 million as a result of $79.9 million provided by operating activities, $100.2 million used in investing activities and $24.2 million provided by financing activities. In 2007, cash increased $0.8 million as a result of $58.0 million provided by operating activities, $127.1 million used in investing activities and $69.9 million provided by financing activities. In 2006, cash decreased $2.8 million as a result of $39.3 million provided by operating activities, $95.1 million used in investing activities and $53.0 million provided by financing activities.
          For 2008, our investing activities of $100.2 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $0.9 million and $5.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2008, respectively. For 2007, our investing activities of $127.1 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $1.2 million and $8.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2007, respectively. For 2006, our investing activities of $95.1 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships.
          For 2008, 2007 and 2006 our capital expenditures for property and equipment were $101.0 million, $118.2 million, and $90.7 million, respectively.
          As to each period:
•	In 2008, we spent $84.4 million for expansion and $16.5 million for maintenance (including $6.6 million for maintenance in the fourth quarter of 2008). Our expansion capital expenditures were made in connection with marine vessel purchases and conversions, construction projects associated with our terminalling business. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminalling and sulfur services at our Neches facility, where $1.5 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Gustav and Ike.

•	In 2007, we spent $107.9 million for expansion and $10.3 million for maintenance (including $3.7 million for maintenance in the fourth quarter of 2007). Our expansion capital expenditures were made in connection with the Woodlawn and Mega Lube acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.3 million spent in connection with the restoration of assets destroyed in hurricanes Rita and Katrina.

•	In 2006, we spent $78.3 million for expansion and $12.4 million for maintenance. Our expansion capital expenditures were made in connection with our marine vessel purchases, acquiring assets relating to the South Houston and Prime Asphalt terminal acquisitions, the Corpus Christi barge terminal, the sulfur priller construction project at our Neches facility in Beaumont, Texas, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminal segment for terminal facilities where $4.7 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Rita and Katrina.
          In 2008, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $45.7 million, purchase of treasury stock of $0.1 million, payments of long-term debt under our current and predecessor credit facilities of $257.2 million and borrowings of long-term debt under our current and predecessor credit facilities of $327.2 million and payments of debt issuance costs of $18k.
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
     As of December 31, 2008, we had $295.0 million of outstanding indebtedness, consisting of outstanding borrowings of $165.0 million under our revolving credit facility and $130.0 million under our term loan facility.
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
     Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2008 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5
Type of Obligation	Obligation	One Year	Years	Years	Due Thereafter
Long-Term Debt
Revolving credit facility	$165,000	$—	$165,000	$—	$—
Term loan facility	130,000	—	130,000	—	—
Other	—	—	—	—	—
Non-competition agreements	500	250	100	100	50
Operating leases	26,361	3,814	10,297	4,782	7,468
Interest expense(1)
Revolving Credit Facility	17,096	9,145	7,951	—	—
Term loan facility	15,898	8,504	7,394	—	—
Other	—	—	—	—	—

Total contractual cash obligations	$354,855	$21,713	$320,742	$4,882	$7,518

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

     Letter of Credit At December 31, 2008, we had an outstanding irrevocable letter of credit in the amount of $0.1 million which was issued under our revolving credit facility. This letter of credit was issued to the Texas Commission on Environmental Quality to provide financial assurance for our used oil handling program.
     Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
          Description of Our Credit Facility
          On November 10, 2005, we entered into a new $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100.0 million for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, we increased our revolving credit facility $25.0 million resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility $75.0 million resulting in a committed $195.0 million revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2008, we had $165.0 million outstanding under the revolving credit facility and $130.0 million outstanding under the term loan facility. As of December 31, 2008, we had $29.9 million available under our revolving credit facility.
          On July 14, 2005, we issued a $0.1 million irrevocable letter of credit to the Texas Commission on Environmental Quality to provide financial assurance for its used oil handling program.
          Draws made under our credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on our credit facilities have ranged from a low of $225.0 million to a high of $319.1 million. As of December 31, 2008, we had $29.9 million available for working capital, internal expansion and acquisition activities under our credit facility.
          Our obligations under the credit facility are secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, marine vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees. We may prepay all amounts outstanding under this facility at any time without penalty.
          Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing LIBOR borrowings is 2.50%. Effective January 1, 2009, the applicable margin for existing LIBOR borrowings will decrease to 2.00%. As a result of our leverage ratio test, effective April 1, 2009, the applicable margin for existing LIBOR borrowings will remain at 2.00%. We incur a commitment fee on the unused portions of the credit facility.
          Effective October 2008, we entered into an interest rate swap that swaps $40.0 million of floating rate to fixed rate. The fixed rate cost is 2.820% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in October 2010 is accounted for using hedge accounting.
          Effective January 2008, we entered into an interest rate swap that swaps $25.0 million of floating rate to fixed rate. The fixed rate cost is 3.400% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in January 2010 is accounted for using hedge accounting.
          Effective September 2007, we entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 4.605% plus our applicable LIBOR borrowing spread. The cash flow hedge matures in September 2010 is accounted for using hedge accounting.

          Effective November 2006, we entered into an interest rate swap that swaps $40.0 million of floating rate to fixed rate. The fixed rate cost is 4.82% plus our applicable LIBOR borrowing spread. This interest rate swap which matures in December 2009 is accounted for using hedge accounting.
          Effective November 2006, we entered into an interest rate swap that swaps $30.0 million of floating rate to fixed rate. The fixed rate cost is 4.765% plus our applicable LIBOR borrowing spread. This interest rate swap, which matures in March 2010, is not accounted for using hedge accounting.
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
          The credit facility also contains covenants, which, among other things, require us to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75.0 million plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than 4.00 to 1.00 for each fiscal quarter. We are in compliance with the debt covenants contained in the credit facility for the years ended December 31, 2008 and 2007.
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
          On November 10 of each year, commencing with November 10, 2006, we must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. No prepayments under the term loan were required to be made in 2008 and 2007. If we receive greater than $15.0 million from the incurrence of indebtedness other than under the credit facility, we must prepay indebtedness under the credit facility with all such proceeds in excess of $15.0 million. Any such prepayments are first applied to the term loans under the credit facility. We must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. We must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
          As of March 3, 2009, our outstanding indebtedness includes $310.0 million under our credit facility.
Seasonality
          A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and sulfur-based fertilizer products, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive approximately half of our net income from our terminalling and storage, marine transportation, natural gas and sulfur businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Gustav and Ike in the third quarter of 2008 and Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted our operating expenses and adversely impacted our terminalling and storage and marine transportation business’s revenues.

Impact of Inflation
          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2008, 2007 and 2006. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure our unitholders that we will be able to pass along increased costs to our customers.
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
Environmental Matters
          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2008, 2007 or 2006.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
          Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the year ended December 31, 2008, changes in the fair value of our derivative contracts were recorded both in earnings and accumulated other comprehensive income (“AOCI”) since we have designated a portion of our derivative instruments as hedges as of December 31, 2008.
Commodity Price Risk
          We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. Under our hedging policy, we monitor and manage the commodity market risk associated with our commodity risk exposure. In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
          We use derivatives to manage the risk of commodity price fluctuations. Our counterparties to the commodity derivative contracts include Shell Energy North America (US), L.P., Morgan Stanley Capital Group Inc. and Wachovia Bank.
          On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, and have established a maximum credit limit threshold pursuant to our hedging policy and monitor the appropriateness of these limits on an ongoing basis. Currently, we have entered into these derivative transactions with an investment grade subsidiary of a major oil company and investment grade banks. While we anticipate that future derivative transactions will be entered into with investment grade counterparties, and that we will actively monitor the credit rating of such counterparties, it is nevertheless possible that losses will result from counterparty credit risk in the future. Such risks may be more likely due to the worldwide financial and credit crisis.
          We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on POL and POP basis. Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas, and natural gasoline.

          In October 2008, we elected to discontinue hedge accounting treatment for certain crude oil derivative contracts. The impact to the Consolidated Statement of Operations was a mark to market gain of $1.8 million for the year ended December 31, 2008.
          In December 2008, we terminated three commodity swap agreements resulting in a cash receipt from the counterparty of $1.9 million. These swap agreements were accounted for as cash flow hedges. As a result of the termination, a gain of $0.4 million was recorded to the Partnership’s Consolidated Statement of Operations for the year ended December 31, 2008.
          As a result of declining commodity prices, we determined that continued reporting of losses in AOCI for certain commodity hedges would lead to recognizing a net loss on the combination of the hedging instrument and the hedge transaction in future periods. Accordingly, the calculated loss of $2.6 million was immediately classified into 2008 earnings. The remaining deferred gains of $1.5 million and deferred losses of $0.1 million pertaining to the above commodity hedges will remain in AOCI and are expected to be reclassified into earnings in the same period that the forecasted hedge transaction is reported in earnings.
          Based on estimated volumes, as of December 31, 2008, Prism Gas had hedged approximately 47% and 21% of its commodity risk by volume for 2009 and 2010, respectively. As of December 31, 2008, commodity derivative assets of $3.6 million were included in current assets and $1.5 million were included in non-current assets on the balance sheet. We anticipate entering into additional commodity derivatives on an ongoing basis to manage risk associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements. In addition, we will enter into derivative arrangements that include the specific NGL products as well as natural gas and crude oil.
Hedging Arrangements in Place
As of December 31, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)
          Our principal customers with respect to Prism Gas’ natural gas gathering and processing services are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of our natural gas and NGL sales are made at market-based prices. Our standard gas and NGL sales contracts contain adequate assurance provisions which allows for the suspension of deliveries, cancellation of agreements or continuance of deliveries to the buyer after the buyer provides security for payment in a form satisfactory to us. For additional information regarding our hedging activities, please see “Note 16 — Commodity Cash Flow Hedges” in our “Notes to Consolidated Financial Statements” contained herein.
Interest Rate Risk
          We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 6.48% as of December 31, 2008. We had a total of $295.0 million of indebtedness outstanding under our credit facility as of the date hereof of which $60.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on December 31, 2008, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.6 million annually. We have entered into interest rate protection agreements to manage our interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our credit facility. There is considerable turmoil in the world economy and banking markets which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements.

          As of March 3, 2009, we had a total of $310.0 million of indebtedness outstanding under our credit facility. The impact of a 1% increase in interest rates on this amount of unhedged floating rate debt would result in an increase in interest expense, and a corresponding decrease in net income of approximately $3.0 million annually.

Item 8. Financial Statements and Supplementary Data
The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
          We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
          We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.
KPMG LLP
/s/ KPMG LLP
Shreveport, Louisiana
March 4, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
          We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.
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
          In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 4, 2009

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
Assets

Cash	$7,983	$4,113
Accounts and other receivables, less allowance for doubtful accounts of $481 and $394	68,117	88,039
Product exchange receivables	6,924	10,912
Inventories	42,461	51,798
Due from affiliates	555	2,325
Fair value of derivatives	3,623	235
Other current assets	1,079	584

Total current assets	130,742	158,006

Property, plant, and equipment, at cost	537,381	441,117
Accumulated depreciation	(125,256)	(98,080)

Property, plant and equipment, net	412,125	343,037

Goodwill	37,405	37,405
Investment in unconsolidated entities	79,843	75,690
Fair value of derivatives	1,469	—
Other assets, net	7,332	9,439

	$668,916	$623,577

Liabilities and Capital

Current installments of long-term debt	$—	$21
Trade and other accounts payable	87,382	104,598
Product exchange payables	10,924	24,554
Due to affiliates	13,420	7,543
Income taxes payable	414	602
Fair value of derivatives	6,478	4,502
Other accrued liabilities	6,077	4,752

Total current liabilities	124,695	146,572

Long-term debt	295,000	225,000
Deferred income taxes	8,538	8,815
Fair value of derivatives	4,302	5,576
Other long-term obligations	1,667	1,766

Total liabilities	434,202	387,729

Partners’ capital	239,649	242,610
Accumulated other comprehensive income (loss)	(4,935)	(6,762)

Total partners’ capital	234,714	235,848

Commitments and contingencies	$668,916	$623,577

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per unit
	amounts)
Revenues:
Terminalling and storage	$36,067	$29,400	$24,182
Marine transportation	76,349	59,579	47,835
Product sales:
Natural gas services	679,375	515,992	389,735
Sulfur services	371,949	131,326	102,597
Terminalling and storage	50,218	29,525	12,035

	1,101,542	676,843	504,367

Total revenues	1,213,958	765,822	576,384

Costs and expenses:
Cost of products sold:
Natural gas services	657,662	495,641	374,218
Sulfur services	313,142	97,577	75,165
Terminalling and storage	42,721	25,471	9,787

	1,013,525	618,689	459,170

Expenses:
Operating expenses	102,894	83,533	65,387
Selling, general and administrative	16,939	11,985	10,977
Depreciation and amortization	31,218	23,442	17,597

Total costs and expenses	1,164,576	737,649	553,131

Other operating income	209	703	3,356

Operating income	49,591	28,876	26,609

Other income (expense):
Equity in earnings of unconsolidated entities	13,224	10,941	8,547
Interest expense	(19,777)	(14,533)	(12,466)
Debt prepayment premium	—	—	(1,160)
Other, net	483	299	713

Total other income (expense)	(6,070)	(3,293)	(4,366)

Net income before taxes	43,521	25,583	22,243
Income taxes	711	644	—

Net income	$42,810	$24,939	$22,243

General partner’s interest in net income	$3,301	$1,564	$949
Limited partners’ interest in net income	$39,509	$23,375	$21,294

Net income per limited partner unit — basic and diluted	$2.72	$1.67	$1.69

Weighted average limited partner units — basic	14,529,826	14,018,799	12,602,000
Weighted average limited partner units — diluted	14,534,722	14,022,545	12,604,425
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
For the years ended December 31, 2008, 2007 and 2006

	Partners’ Capital					Accumulated
	Limited Partners				General	Comprehensive
	Common		Subordinated		Partner	Income
	Units	Amount	Units	Amount	Amount	Amount	Total
	(Dollars in thousands)
Balances – December 31, 2005	5,829,652	$100,206	3,402,690	$(5,642)	$1,001	—	$95,565
Net income	—	16,069	—	5,225	949	—	22,243
Follow-on public offering	3,450,000	95,272	—	—	—	—	95,272
Issuance of common units	470,484	15,000	—	—	—	—	15,000
General partner contribution	—	—	—	—	2,358	—	2,358
Conversion of subordinated units to common units	850,672	(2,495)	(850,672)	2,495	—	—	—
Unit-based compensation	3,000	24	—	—	—	—	24
Cash distributions ($2.44 per unit)	—	(22,650)	—	(8,302)	(1,107)	—	(32,059)
Commodity hedging gains reclassified to earnings	—	—	—	—	—	2	2
Adjustment in fair value of derivatives	—	—	—	—	—	120	120

Balances – December 31, 2006	10,603,808	$201,426	2,552,018	$(6,224)	$3,201	$122	$198,525
Net Income	—	19,781	—	3,594	1,564	—	24,939
Follow-on public offering	1,380,000	55,933	—	—	—	—	55,933
General partner contribution	—	—	—	—	1,192	—	1,192
Conversion of subordinated units to common units	850,672	(3,243)	(850,672)	3,243	—	—	—
Unit-based compensation	3,000	46	—	—	—	—	46
Cash distributions ($2.60 per unit)	—	(29,423)	—	(6,635)	(1,845)	—	(37,903)
Commodity hedging gains reclassified to earnings	—	—	—	—	—	478	478
Adjustment in fair value of derivatives	—	—	—	—	—	(7,362)	(7,362)

Balances – December 31, 2007	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$235,848
Net Income	—	34,978	—	4,531	3,301	—	42,810
Cash distributions ($2.91 per unit)	—	(37,357)	—	(4,951)	(3,409)	—	(45,717)
Conversion of subordinated units to common units	850,672	(2,754)	(850,672)	2,754	—	—	—
Unit-based compensation	3,000	39	—	—	—	—	39
Purchase of treasury units	(3,000)	(93)	—	—	—	—	(93)
Adjustment in fair value of derivatives	—	—	—	—	—	1,827	1,827

Balances – December 31, 2008	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$234,714

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net income	$42,810	$24,939	$22,243

Changes in fair values of commodity cash flow hedges	4,219	(3,569)	370
Cash flow hedging gains reclassified to earnings	3,043	478	2
Changes in fair value of interest rate cash flow hedges	(5,435)	(3,793)	(250)

Comprehensive income	$44,637	$18,055	$22,365

     See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$42,810	$24,939	$22,243

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,218	23,442	17,597
Amortization of deferred debt issue costs	1,120	1,233	1,040
Deferred income taxes	(277)	(149)	—
Gain on disposition or sale of property, plant, and equipment	(144)	(703)	(231)
Gain on involuntary conversion of property, plant, and equipment	(65)	—	(3,125)
Equity in earnings of unconsolidated entities	(13,224)	(10,941)	(8,547)
Distributions from unconsolidated entities	500	1,523	541
Distribution in-kind from unconsolidated entities	9,725	9,337	8,311
Non-cash mark-to-market on derivatives	(2,328)	3,904	(389)
Other	39	46	24
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	19,754	(27,066)	13,763
Product exchange receivables	3,988	(3,836)	(4,935)
Inventories	9,337	(18,297)	890
Due from affiliates	1,770	(995)	145
Other current assets	(495)	198	115
Trade and other accounts payable	(17,216)	47,535	(13,937)
Product exchange payables	(13,630)	9,817	5,113
Due to affiliates	5,877	(2,931)	6,982
Income taxes payable	(188)	245	—
Other accrued liabilities	1,325	870	(5,912)
Change in other non-current assets and liabilities	7	(154)	(386)

Net cash provided by operating activities	79,903	58,017	39,302

Cash flows from investing activities:
Payments for property, plant, and equipment	(94,969)	(82,164)	(66,352)
Acquisitions, net of cash acquired	(5,983)	(41,271)	(24,306)
Proceeds from sale of property, plant, and equipment	419	1,290	1,825
Insurance proceeds from involuntary conversion of property, plant and equipment	1,503	—	4,812
Return of investments from unconsolidated entities	1,225	1,952	433
Distributions from (contributions to) unconsolidated entities for operations	(2,379)	(6,910)	(11,510)

Net cash used in investing activities	(100,184)	(127,103)	(95,098)

Cash flows from financing activities:
Payments of long-term debt	(257,191)	(169,024)	(163,010)
Proceeds from long-term debt	327,170	219,950	135,801
Net proceeds from follow on public offering	—	55,933	95,272
General partner contribution	—	1,192	2,358
Purchase of treasury units	(93)	—	—
Proceeds from issuance of common units	—	—	15,000
Payments of debt issuance costs	(18)	(252)	(371)
Cash distributions paid	(45,717)	(37,903)	(32,059)

Net cash provided by financing activities	24,151	69,896	52,991

Net increase(decrease) in cash	3,870	810	(2,805)
Cash at beginning of period	4,113	3,303	6,108

Cash at end of period	$7,983	$4,113	$3,303

          See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
          Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United Stated Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products, natural gas services, marine transportation services for petroleum products and by products, and sulfur and sulfur based products processing, manufacturing, marketing and distribution.
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
          The Partnership owns Prism Gas Systems I, L.P. (“Prism Gas”) which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana. Prism Gas owns a 50% ownership interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), Panther Interstate Pipeline Energy LLC (“PIPE”), and Bosque County Pipeline (“BCP”) each accounted for under the equity method of accounting.
(2) SIGNIFICANT ACCOUNTING POLICIES
          (a) Principles of Presentation and Consolidation
          The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R). No such variable interest entities exist as of December 31, 2008 or 2007.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          (d) Revenue Recognition
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
          The Partnership’s Prism Gas subsidiary owns an unconsolidated 50% interest in Waskom, Matagorda, and PIPE. As a result, these assets are accounted for by the equity method.
          On June 30, 2006, the Partnership, through the Partnership’s Prism Gas subsidiary, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). The lease contract provides for termination in June 2009 and an extension of the lease is not currently contemplated. This interest is accounted for by the equity method of accounting.
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
          (g) Goodwill and Other Intangible Assets
          Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets. Other intangible assets primarily consist of covenants not-to-compete and contracts obtained through business combinations and are being amortized over the life of the respective agreements.
          Goodwill is subject to a fair-value based impairment test on an annual basis, or more often if events or circumstances indicate there may be impairment. The Partnership is required to identify their reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support value of the goodwill.
          The Partnership performed the annual impairment tests as of September 30, 2008, September 30, 2007 and September 30, 2006, respectively. In performing such tests, it was determined that there were four “reporting units” which contained goodwill. These reporting units were in each of the four reporting segments: terminalling, natural gas services, marine transportation, and sulfur services. The estimated fair value of the reporting units with goodwill were developed using the guideline public company method, the guideline transaction method, and the discounted cash flow (“DCF”) method using observable market data where available. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. At September 30, 2008, 2007 and 2006 the estimated fair value of each of the four reporting units was in excess of its carrying value resulting in no impairment.
          As a result of the deterioration in the overall stock market subsequent to September 30, 2008 and the decline in the Partnership’s unit price, the Partnership reviewed specific factors, as outlined in SFAS No. 142, to determine if the Partnership had a trigging event that required it to test the goodwill for impairment as of December 31, 2008. These factors included whether there have been any significant fundamental changes since the annual impairment test to (i) the Partnership as a whole or to the reporting units, including regulatory changes, (ii) the level of operating cash flows, (iii) the expectation of future levels of operating cash flows, (iv) the executive management team, and (v) the carrying value of the other long-lived assets. While these factors did not indicate a triggering event occurred, the Partnership’s unit price fell to a point by December 31, 2008 that resulted in the total market capitalization being less than the partner’s equity. The Partnership determined this to be a triggering event requiring the Partnership to perform an impairment test as of December 31, 2008. As a result of the goodwill impairment test for each of the four reporting units as of December 31, 2008, no impairment was determined to exist.
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
          Amortization of debt issuance cost, which is included in interest expense for the years ended December 31, 2008, 2007 and 2006, totaled $1,120, $1,233, and $1,040, respectively, and accumulated amortization amounted to $5,445 and $4,324 at December 31, 2008 and 2007, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $2,086 and $3,188 at December 31, 2008 and 2007, respectively.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Partnership has not identified any triggering events in 2008, 2007 or 2006 that would require an assessment for impairment of long-lived assets.
          (j) Asset Retirement Obligation
          Under SFAS No. 143, Accounting for Asset Retirement Obligations (“Statement No. 143) and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143, which provide accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership’s fixed assets include land, buildings, transportation equipment, storage equipment, marine vessels and operating equipment.
          The transportation equipment includes pipeline systems. The Partnership transports NGLs through the pipeline system and gathering system. The Partnership also gathers natural gas from wells owned by producers and delivers natural gas and NGLs on the Partnership’s pipeline systems, primarily in Texas and Louisiana to the fractionation facility of the Partnership’s 50% owned joint venture. The Partnership is obligated by contractual or regulatory requirements to remove certain facilities or perform other remediation upon retirement of the Partnership’s assets. However, the Partnership is not able to reasonably determine the fair value of the asset retirement obligations for the Partnership’s trunk and gathering pipelines and the Partnership’s surface facilities, since future dismantlement and removal dates are indeterminate. In order to determine a removal date of the Partnership’s gathering lines and related surface assets, reserve information regarding the production life of the specific field is required. As a transporter and gatherer of natural gas, the Partnership is not a producer of the field reserves, and the Partnership therefore does not have access to adequate forecasts that predict the timing of expected production for existing reserves on those fields in which the Partnership gathers natural gas. In the absence of such information, the Partnership is not able to make a reasonable estimate of when future dismantlement and removal dates of the Partnership’s gathering assets will occur. With regard to the Partnership’s trunk pipelines and their related surface assets, it is impossible to predict when demand for transportation of the related products will cease. The Partnership’s right-of-way agreements allow us to maintain the right-of-way rather than remove the pipe. In addition, the Partnership can evaluate the Partnership’s trunk pipelines for alternative uses, which can be and have been found. The Partnership will record such asset retirement obligations in the period in which more information becomes available for us to reasonably estimate the settlement dates of the retirement obligations.
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
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2008, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in accumulated other comprehensive income as a component of equity.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          (m) Unit Grants
          In May 2008, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan from treasury shares purchased by the Partnership in the open market for $93. These units vest in 25% increments beginning in January 2009 and will be fully vested in January 2012.
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
          The Partnership accounts for the transaction under Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That are Issued to other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.” The cost resulting from the share-based payment transactions was $39, $46 and $24 for the years ended December 31, 2008, 2007 and 2006, respectively. The Partnership’s general partner contributed cash of $2 in May 2007 and $2 in January 2006 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
          (n) Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the years ended December 31, 2008, 2007 and 2006, the general partner received $2,495, $1,087 and $484 in incentive distributions.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          The weighted average units outstanding for basic net income per unit were 14,529,826, 14,018,799 and 12,602,000 for years ended December 31, 2008, 2007 and 2006, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 4,896 units, 3,746 units and 2,425 for the years ended December 31, 2008, 2007 and 2006, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
          (p) Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“Martin Resource Management”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2,896, $1,493 and $1,493, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
            The Partnership’s derivative instruments which consist of commodity and interest rate swaps are required to be measured at fair value on a recurring basis. The fair value of the Partnership’s derivative instruments is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Refer to Notes 13 and 16 for further information on the Partnership’s derivative instruments and hedging activities.
     As prescribed by the FAS 157 levels listed above, the Partnership considers the Partnership’s derivative assets and liabilities as Level 2. The net fair value of the Partnership’s assets and liabilities measured on a recurring basis was a liability of $5,688 and $9,843 at December 31, 2008 and December 31, 2007, respectively.
(4) RECENT ACCOUNTING PRONOUNCEMENTS
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for the Partnership on January 1, 2009. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Partnership’s adoption of SFAS No. 161 will not have any effect on our consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting, disclosure and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Partnership on January 1, 2009. The adoption of SFAS No. 160 will not have a material impact on the Partnership’s consolidated financial statements. However, it could impact accounting for future transactions.
          In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) establishes revised principles and requirements for how entities will recognize and measure assets and liabilities acquired in a business combination, including but not limited to, generally expensing of acquisition costs as incurred and valuing noncontrolling interests (minority interests) at fair value at the acquisition date.   SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Partnership will adopt the provisions of SFAS No. 141(R) to business combinations completed on or after January 1, 2009.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Partnership to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Partnership would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Partnership adopted SFAS No. 159 on January 1, 2008 but has not elected to apply the fair value option provided under SFAS No. 159 to any eligible assets or liabilities.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. In February 2008, the FASB issued FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.   On January 1, 2008, the Partnership adopted the portion of SFAS No. 157 that was not delayed, and since the Partnership’s existing fair value measurements are consistent with the guidance of SFAS No. 157, the partial adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the Partnership’s consolidated financial statements. See Note 3 for expanded disclosures about fair value measurements.
(5) ACQUISITIONS
     (a) Stanolind Terminal Assets.
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
     (b) Asphalt Terminal.
          In October 2007, the Partnership acquired the asphalt assets of Monarch Oil, Inc. and related companies (“Monarch Oil”) for $3,927 which was allocated to property, plant and equipment. The results of Monarch Oil’s operations have been included in the consolidated financial statements beginning October 2, 2007. The assets are located in Omaha, Nebraska. The Partnership entered into an agreement with Martin Resource Management, whereby Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will bear all additional expenses to operate the facility. In connection with the Partnership’s Monarch Oil acquisition on October 2, 2007, the Partnership borrowed approximately $3,900 under its revolving credit facility.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
          Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 135 miles of natural gas gathering pipe, approximately 36 miles of condensate transport pipe and a 30 MMcfd processing plant. Prism Gas also acquired a nine-mile pipeline, from a Woodlawn related party, that delivers residue gas from Woodlawn to the Texas Eastern Transmission pipeline system.
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
          (e) Asphalt Terminals. In August 2006 and October 2006, respectively, the Partnership acquired the assets of Gulf States Asphalt Company LP and Prime Materials and Supply Corporation (“Prime”), for $4,679 which was allocated to property, plant and equipment. The assets are located in Houston, Texas and Port Neches, Texas. The Partnership entered into an agreement with Martin Resource Management, which Martin Resource Management will operate the facilities through a terminalling service agreement based upon throughput rates and will assume all additional expenses to operate the facility.
          (f) Corpus Christi Barge Terminal. In July 2006, the Partnership acquired a marine terminal located near Corpus Christi, Texas and associated assets from Koch Pipeline Company, LP for $6,200 which was all allocated to property, plant and equipment. The terminal is located on approximately 25 acres of land, and includes three tanks with a combined shell capacity of approximately 240,000 barrels, pump and piping infrastructure for truck unloading and product delivery to two oil docks, and there are several pumps, controls, and an office building on site for administrative use.
          (g) Marine Vessels. In November 2006, the Partnership acquired the La Force, an offshore tug, for $6,001 from a third party. This vessel is a 5,100 horse power offshore tug that was rebuilt in 1999 with new engines installed in 2005.
          In January 2006, the Partnership acquired the Texan, an offshore tug, and the Ponciana, an offshore NGL barge, for $5,850 from Martin Resource Management. The acquisition price was based on a third party appraisal. In March 2006, these vessels went into service under a long term charter with a third party. In February 2006, the Partnership acquired the M450, an offshore barge, for $1,551 from a third party. In March 2006, this vessel went into service under a one-year charter with an affiliate of Martin Resource Management.
(6) PUBLIC OFFERINGS
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
          A summary of the proceeds received from these transactions and the use of the proceeds received therefrom is as follows (all amounts are in thousands):

Proceeds received:
Sale of common units	$100,464
General partner contribution	2,050

Total proceeds received	$102,514

Use of Proceeds:
Underwriter’s fees	$4,521
Professional fees and other costs	671
Repayment of debt under revolving credit facility	62,000
Working capital	35,322

Total use of proceeds	$102,514

(7) INVENTORIES
          Components of inventories at December 31, 2008 and 2007 were as follows:

	2008	2007
Natural gas liquids	$10,530	$31,283
Sulfur	6,522	7,490
Sulfur Based Products	14,879	6,626
Lubricants	8,110	5,345
Other	2,420	1,054

	$42,461	$51,798

(8) PROPERTY, PLANT AND EQUIPMENT
          At December 31, 2008 and 2007, property, plant, and equipment consisted of the following:

	Depreciable Lives	2008	2007
Land	—	$15,647	$14,515
Improvements to land and buildings	10-25 years	43,092	34,585
Transportation equipment	3-7 years	1,768	616
Storage equipment	5-20 years	45,196	38,652

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Depreciable Lives	2008	2007
Marine vessels	4-25 years	200,473	147,627
Operating equipment	3-20 years	192,434	172,282
Furniture, fixtures and other equipment	3-20 years	1,548	1,542
Construction in progress		37,223	31,298

		$537,381	$441,117

Depreciation expense for the year ended December 31, 2008, 2007, and 2006 was $30,319, $22,455, and $16,932 respectively.
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
          At December 31, 2008 and 2007, goodwill balances consisted of the following:

	2008	2007
Carrying amount of goodwill:
Terminalling and storage	$1,020	$1,020
Natural gas services	29,010	29,010
Marine transportation	2,026	2,026
Sulfur services	5,349	5,349

	$37,405	$37,405

          At December 31, 2008 and 2007, covenants not-to-compete balances consisted of the following:

	2008	2007
Covenants not-to-compete:
Terminalling and storage	$1,928	$1,928
Natural gas services 6	40	640
Sulfur services	790	790

	2,758	3,358
Less accumulated amortization	1,539	1,610

	$1,219	$1,748

          Intangible assets consists of the covenants not-to-compete listed above, customer contracts associated with gathering and processing assets and a transportation contract associated with the residue gas pipeline. The covenants not-to-compete and contracts are presented in the consolidated balance sheets as other assets, net. Aggregate amortization expense for amortizing intangible assets was $899, $987, and $665 for the years ended December 31, 2008, 2007, and 2006, respectively. Estimated amortization expense for the years subsequent to December 31, 2008 are as follows: 2009 — $888; 2010 — $597; 2011 — $513; 2012 — $509; 2013 — $511; subsequent years -$1,731.
(10) LEASES
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
          The future minimum lease payments under non-cancelable operating leases for years subsequent to December 31, 2008 are as follows: 2009 — $3,814; 2010 — $3,652; 2011 — $3,459; 2012 — $3,186; 2013 — $2,488; subsequent years — $9,761.
          Rent expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was $12,527, $12,492 and $8,407, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(11) INVESTMENT IN UNCONSOLIDATED ENTITIES AND JOINT VENTURES
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
          In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $594 for both the years ended December 31, 2008 and 2007 has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $10,091 and $10,685 at December 31, 2008 and 2007, respectively. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually. No impairment was recognized in 2008, 2007 or 2006.
          As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
          Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2006	$64,937	$1,718	$3,786	$210	$70,651

Distributions in kind	(9,337)	—	—	—	(9,337)
Return on investments	(884)	(517)	(122)	—	(1,523)
Contributions to (distributions from) unconsolidated entities for operations	6,803	—	—	107	6,910
Return of investments	(1,741)	(118)	(93)	—	(1,952)
Equity in earnings:
Equity in earnings from operations	11,009	514	151	(139)	11,535
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Distributions in kind	(9,725)	—	—	—	(9,725)
Return on investments	(500)	—	—	—	(500)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	1,250	129	—	80	1,459
Contributions to (distributions from) unconsolidated entities for operations	920	—	—	—	920
Return of investments	(300)	(180)	(745)	—	(1,225)
Equity in earnings:
Equity in earnings from operations	13,646	(302)	640	(166)	13,818
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          Select financial information for significant unconsolidated equity method investees is as follows:

	Total	Long-	Partners’
	Assets	Term Debt	Capital	Revenues	Net Income
2008
Waskom	$78,661	$—	$67,730	$115,031	$27,292

2007
Waskom	$66,772	$—	$57,149	$81,797	$22,019

2006
Waskom	$53,260	$—	$45,450	$65,600	$17,246

          As of December 31, 2008 and 2007, the Partnership’s interest in cash of the unconsolidated equity method investees is $1,956 and $1,018, respectively.
(12) LONG-TERM DEBT
          At December 31, 2008 and December 31, 2007, long-term debt consisted of the following:

	December 31,	December 31,
	2008	2007
**$195,000 Revolving loan facility at variable interest rate (6.04%* weighted average at December 31, 2008), due November 2010 secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries and equity method investees	$165,000	$95,000
***$130,000 Term loan facility at variable interest rate (7.04%* at December 31, 2008), due November 2010, secured by substantially all of our assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in our operating subsidiaries	130,000	130,000

Other secured debt maturing in 2008, 7.25%	—	21

Total long-term debt	295,000	225,021
Less current installments	—	21

Long-term debt, net of current installments	$295,000	$225,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at either LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.50% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.50% to 2.00%. The applicable margin for term loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for term loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for existing LIBOR borrowings is 2.50%. Effective January 1, 2009, the applicable margin for existing LIBOR borrowings will decrease to 2.00%. As a result of our leverage ratio test as of December 31, 2008, effective April 1, 2009, the applicable margin for existing LIBOR borrowings will remain at 2.00%. The Partnership incurs a commitment fee on the unused portions of the credit facility.

**	Effective October, 2008, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 2.820% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in October, 2010.

**	Effective January, 2008, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 3.400% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in January, 2010.

**	Effective September, 2007, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 4.605% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in September, 2010.

**	Effective November, 2006, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 4.82% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in December, 2009.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

***	The $130,000 term loan has $105,000 hedged. Effective March, 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. The cash flow hedge matures in November, 2010. Effective November 2006, the Partnership entered into an additional interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March, 2010.
          On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. Under the amended and restated credit facility, as of December 31, 2008, the Partnership had $165,000 outstanding under the revolving credit facility and $130,000 outstanding under the term loan facility. As of December 31, 2008, the Partnership had $29,880 available under its revolving credit facility.
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
          The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) EBITDA (as defined in the credit facility) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than  4.00 to 1.00 for each fiscal quarter. The Partnership was in compliance with the debt covenants contained in credit facility for the years ended December 31, 2008 and 2007.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          On November 10 of each year, commencing with November 10, 2006, the Partnership must prepay the term loans under the credit facility with 75% of Excess Cash Flow (as defined in the credit facility), unless its ratio of total funded debt to EBITDA is less than 3.00 to 1.00. There were no prepayments made or required under the term loan through December 31, 2008. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loans under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 10, 2010. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
          Draws made under the Partnership’s credit facility are normally made to fund acquisitions and for working capital requirements. During the current fiscal year, draws on the Partnership’s credit facility have ranged from a low of $225,000 to a high of $319,100. As of December 31, 2008, the Partnership had $29,880 available for working capital, internal expansion and acquisition activities under the Partnership’s credit facility.
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
          The Partnership paid cash interest in the amount of $18,744, $17,253 and $12,426 for the years ended December 31, 2008, 2007 and 2006 respectively. Capitalized interest was $1,296, $2,483 and $1,546 for the years ended December 31, 2008, 2007 and 2006 respectively.
(13) INTEREST RATE CASH FLOW HEDGES
          The Partnership has entered into several cash flow hedge agreements with an aggregate notional amount of $235,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. The Partnership designated these swap agreements as cash flow hedges. Under these swap agreements, the Partnership pays a fixed rate of interest and receives a floating rate based on a three-month U.S. Dollar LIBOR rate. Because these swaps are designated as a cash flow hedge, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest costs are recognized in earnings. At the inception of these hedges, these swaps were identical to the hypothetical swap as of the trade date, and will continue to be identical as long as the accrual periods and rate resetting dates for the debt and these swaps remain equal. This condition results in a 100% effective swap for the following hedges:

Date of Hedge	Notional Amount	Fixed Rate	Maturity Date
October 2008	$40,000	2.820%	October 2010
January 2008	$25,000	3.400%	January 2010
September 2007	$25,000	4.605%	September 2010
November 2006	$40,000	4.820%	December 2009
March 2006	$75,000	5.250%	November 2010
          In December 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This interest rate swap matures in March 2010. The underlying debt related to this swap was paid prior to December 31, 2006, therefore, hedge accounting was not utilized. The swap has been recorded at fair value at December 31, 2008 with an offset to current operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          During the year ended December 31, 2008, the Partnership recognized increases in interest expense of $3,416 related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps. The total fair value of the interest rate swaps agreement was a liability of $10,780 and $4,677 at December 31, 2008 and 2007.
          The fair value of derivative liabilities is as follows:

	December 31,	December 31,
	2008	2007
Fair value of derivative liabilities — current	$(6,478)	$(1,241)
Fair value of derivative liabilities — long term	(4,302)	(3,436)

Net fair value of derivatives	$(10,780)	$(4,677)

(14) RELATED PARTY TRANSACTIONS
          Included in the consolidated financial statements are various related party transactions and balances primarily with 1) Martin Resource Management and affiliates, and 2) Waskom.
          Related party transactions include sales and purchases of products and services between the Partnership and these related entities as well as payroll and associated costs and allocation of overhead.
          The impact of these related party transactions is reflected in the consolidated financial statement as follows:

	2008	2007	2006
Revenues:
Terminalling and storage	$18,362	$11,816	$8,926
Marine transportation	24,956	23,729	15,319
Product sales:
Natural gas services	4,024	3,206	1,303
Sulfur services	22,631	4,326	24
Terminalling and storage	49	45	59

	26,704	7,577	1,386

	$70,022	$43,122	$25,631

Costs and expenses:
Cost of products sold:
Natural gas services	$92,322	$62,686	$52,030
Sulfur services	13,282	13,992	11,913
Terminalling and storage	533	—	1

	$106,137	$76,678	$63,944

Expenses:
Operating expenses
Marine transportation	$22,586	$20,891	$20,051
Natural gas services	1,625	1,538	1,560
Sulfur services	3,737	1,234	928
Terminalling and storage	9,713	5,328	3,931

	$37,661	$28,991	$26,470

Selling, general and administrative:
Natural gas services	880	927	773
Sulfur services	2,508	1,770	1,714
Terminalling and storage	—	41	74
Indirect overhead allocation, net of reimbursement	2,896	1,351	1,305

	$6,284	$4,089	$3,866

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(15) FINANCIAL INSTRUMENTS
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
(16) COMMODITY CASH FLOW HEDGES
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
          In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), all derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income until such time as the hedged item is recognized in earnings. The Partnership has adopted a hedging policy that allows it to use hedge accounting for financial transactions that are designated as hedges.
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2008, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of equity.
          The components of gain/loss on derivatives qualifying for hedge accounting and those that do not qualify for hedge accounting are included in the revenue of the hedged item in the Consolidated Statements of Operations for the year ended December 31, 2008, 2007 and 2006 as follows:

	December 31,
	2008	2007	2006
Change in fair value of derivatives that do not qualify for hedge accounting and settlements of maturing hedges	$1,222	$(3,129)	$1,117
Ineffective portion of derivatives qualifying for hedge accounting	(224)	(586)	(2)

Gain (loss) of derivatives in the Consolidated Statement of Operations	$998	$(3,715)	$1,115

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          The fair value of derivative assets and liabilities are as follows:

	December 31,
	2008	2007
Fair value of derivative assets — current	$3,623	$235
Fair value of derivative assets — long term	1,469	—
Fair value of derivative liabilities — current	—	(3,261)
Fair value of derivative liabilities — long term	—	(2,140)

Net fair value of derivatives	$5,092	$(5,166)

          Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2008 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of December 31, 2008, the remaining term of the contracts extend no later than December 2010, with no single contract longer than one year. The Partnership’s counterparties to the derivative contracts include Shell Energy North America (US) L.P., Morgan Stanley Capital Group Inc. and Wachovia Bank. For the period ended December 31, 2008, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in accumulated other comprehensive income as a component of equity since the Partnership has designated a portion of its derivative instruments as hedges as of December 31, 2008.

December 31, 2008
	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value
Mark to Market Derivatives::

Crude Oil Swap	3,000 BBL	Fixed price of $69.08 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	565

Crude Oil Swap	3,000 BBL	Fixed price of $70.90 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	628

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	300

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	453

Total swaps not designated as cash flow hedges				$1,946

Cash Flow Hedges:

Natural Gas swap	30,000 MMBTU	Fixed price of $9.025 settled against Inside Ferc Columbia Gulf daily average	January 2009 to December 2009	1,033

Crude Oil Swap	1,000 BBL	Fixed price of $70.45 settled against WTI NYMEX average monthly closings	January 2009 to December 2009	204

Natural Gasoline Swap	2,000 BBL	Fixed price of $86.42 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings.	January 2009 to December 2009	1,193

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	132

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2010 to December 2010	584

Total swaps designated as cash flow hedges				$3,146

Total net fair value of derivatives				$5,092

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
           The Partnership is exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids (“NGLs”) and condensate as a result of gathering, processing and sales activities. The Partnership’s gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids (“POL”) and percent-of-proceeds (“POP”) basis. The Partnership has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas, and natural gasoline.
          In October 2008, the Partnership elected to discontinue hedge accounting treatment for certain crude oil derivative contracts. The impact to the Consolidated Statement of Operations was a mark to market gain of $1,790 for the year ended December 31, 2008.
          In December 2008, the Partnership terminated three commodity swap agreements resulting in a cash receipt from the counterparty of $1,935. These swap agreements were accounted for as cash flow hedges. As a result of the termination, a gain of $400 was recorded to the Partnership’s Consolidated Statement of Operations for the year ended December 31, 2008.
          As a result of declining commodity prices, the Partnership determined that continued reporting of losses in accumulated other comprehensive income (“AOCI”) for certain commodity hedges would lead to recognizing a net loss on the combination of the hedging instrument and the hedge transaction in future periods. Accordingly, the calculated loss of $2,608 was immediately classified into 2008 earnings. The remaining deferred gains of $1,534 and deferred losses of $116 pertaining to the above commodity hedges will remain in AOCI and are expected to be reclassified into earnings in the same period that the forecasted hedge transaction is reported in earnings.
          Based on estimated volumes, as of December 31, 2008, the Partnership had hedged approximately 47% and 21% of its commodity risk by volume for 2009, and 2010, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
Hedging Arrangements in Place
As of December 31, 2008

Year	Commodity Hedged	Volume	Type of Derivative	Basis Reference
2009	Natural Gas	30,000 MMBTU/Month	Natural Gas Swap ($9.025)	Columbia Gulf
2009	Condensate & Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($69.08)	NYMEX
2009	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($70.90)	NYMEX
2009	Condensate	1,000 BBL/Month	Crude Oil Swap ($70.45)	NYMEX
2009	Natural Gasoline	2,000 BBL/Month	Natural Gasoline Swap ($86.42)	Mt. Belvieu (Non-TET)
2010	Condensate	2,000 BBL/Month	Crude Oil Swap ($69.15)	NYMEX
2010	Natural Gasoline	3,000 BBL/Month	Crude Oil Swap ($72.25)	NYMEX
2010	Condensate	1,000 BBL/Month	Crude Oil Swap ($104.80)	NYMEX
2010	Natural Gasoline	1,000 BBL/Month	Natural Gasoline Swap ($94.14)	Mt. Belvieu (Non-TET)

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
Impact of Cash Flow Hedges
Crude Oil
          For the years ended December 31, 2008, 2007 and 2006, net gains and losses on swap hedge contracts increased crude revenue by $1,745, decreased crude revenue by $3,374 and increased crude revenue by $76, respectively. As of December 31, 2008 an unrealized derivative fair value gain of $842, related to current and terminated cash flow hedges of crude oil price risk, was recorded in other comprehensive income (loss). Fair value gains of $197, $22 and $623 are expected to be reclassified into earnings in 2009, 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2008 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas
          For the years ended December 31, 2008, 2007 and 2006, net gains and losses on swap hedge contracts decreased gas revenue by $431 and increased gas revenue by $180 and $1,097, respectively. As of December 31, 2008 an unrealized derivative fair value gain of $1,033 related to cash flow hedges of natural gas was recorded in other comprehensive income (loss). This fair value gain is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas Liquids
          For the years ended December 31, 2008, 2007 and 2006, net losses on swap hedge contracts decreased liquids revenue by $316, $521 and $58, respectively. As of December 31, 2008, an unrealized derivative fair value gain of $2,669 related to current and terminated cash flow hedges of natural gas liquids price risk was recorded in other comprehensive income (loss). Fair value gains of $1,193, $584 and $892 are expected to be reclassified into earnings in 2009, 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2008 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
(17)        PARTNERS’ CAPITAL
          As of December 31, 2008, partners’ capital consists of 13,688,152 common limited partner units, representing a 92.3% partnership interest, 850,674 subordinated limited partner units, representing a 5.7% partnership interest and a 2% general partner interest. Martin Resource Management through a subsidiary, owned an approximate 34.9% limited partnership interest consisting of 4,334,143 common limited partner units and 850,674 subordinated limited partner units and a 2% general partner interest.
          The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
          As a result of achieving the defined financial test, 850,672 subordinated units representing 20% of the total originally issued subordinated units were converted into common units on each of November 14, 2008, 2007, 2006 and 2005. A total of 3,402,688 subordinated units representing 80% of the total originally issued subordinated units have been converted into common units as of December 31, 2008. When the subordination period ends, any remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.
(18) HURRICANE DAMAGE
          During the third quarter of 2008, several of the Partnership’s facilities in the Gulf of Mexico were in the path of two major hurricanes, Hurricane Gustav and Hurricane Ike. Physical damage to the Partnership’s assets caused by the hurricanes, as well as the related removal and recovery costs, are covered by insurance subject to a deductible. Losses incurred as a result of a single hurricane (an “occurrence”) are limited to a maximum aggregate deductible of $250 for flood damage and $1,000 minimum plus 2% of total insured value at each location for wind damage. The Partnership’s total flood coverage is $15,000 and total wind coverage is $100,000.
          The most significant damage to the Partnership’s assets was sustained at the Neches location. Property damage also occurred at the Partnership’s Galveston, Sabine Pass, Intracoastal City, Cameron East, Cameron West, Freeport, Venice, Port Fourchon, Stanolind, Mont Belvieu, and Spindletop locations. The Partnership performed a damage analysis and has estimated its non-cash charge as $1,269 for all locations which is equal to the net-book value of the damaged assets. A receivable of $4,351 has been recorded for the expected insurance recovery equal to the impairment charge and for all expenditures related to water damage less the fore mentioned deductible. This receivable was reduced by insurance proceeds received of $1,375. These insurance proceeds may exceed net book value of the Partnership’s assets determined to be impaired, which will result in the recognition of a gain equal to the amount of the excess. No net gain or loss has been recognized from the impairment of these damaged assets at December 31, 2008. Any gain or loss will be recognized after the full amount of insurance proceeds are received.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          The Partnership recognized hurricane costs of $1,461 for the year ended December 31, 2008, which approximates the Partnership’s hurricane deductibles under its applicable insurance policies, incurred as a result of Hurricanes Gustav and Ike for the year ended December 31, 2008. The actual hurricane cost payments for the year ended December 31, 2008 were $949.
          Insurance proceeds received as a result of the claims from damages incurred during Hurricanes Katrina and Rita in 2005 exceeded net book value of the Partnership’s assets determined to be impaired. During 2006, the Partnership received insurance proceeds of $4,812 for this involuntary conversion of assets, which resulted in a gain of $3,125 which is reported in other operating income.
(19) INCOME TAXES
          The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The net tax basis in the Partnership’s assets and liabilities is less than the reported amounts on the financial statements by approximately $3.9 million as of December 31, 2008 and more than the reported amounts on the financial statements by approximately $35.4 million as of December 31, 2007. Effective January 1, 2007, the Partnership became subject to the Texas margin tax as described below. Our subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. Current income taxes related to the operations of this subsidiary were $239 and $118 for the years ended December 31, 2008 and 2007, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment. A deferred tax benefit related to these basis differences of $277 and $149 was recorded for the years ended December 31, 2008 and 2007, respectively, and a deferred tax liability of $8,538 and $8,815 related to the basis differences existed at December 31, 2008 and 2007, respectively.
          As a result of its acquisition of Prism Gas, the Partnership assumed a current tax liability of $6.3 million as a result of a tax event triggered by the transfer of the ownership of the assets of Prism Gas in 2005 from a corporate to a partnership structure through the partial liquidation of the corporation. This liability was paid in 2006. The final liquidation of this corporate entity was completed on November 15, 2006. Additional federal and state income taxes of $173 resulting from the liquidation were recorded in income tax expense for the year ended December 31, 2007.
          On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. State income taxes attributable to the Texas margin tax of $749 and $538 were recorded in income tax expense for the years ended December 31, 2008 and 2007, respectively. The Partnership was not subject to income taxes prior to January 1, 2007.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          The components of income tax expense (benefit) from operations recorded for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$239	$274
State	749	519

	988	793

Deferred:
Federal	(277)	(149)

	$711	$644

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

			Operating		Operating
			Revenues	Depreciation	Income
	Operating	Intersegment	After	and	(Loss) after	Capital
	Revenues	Eliminations	Eliminations	Amortization	Eliminations	Expenditures
Year ended December 31, 2008:
Terminalling and storage	$90,474	$(4,189)	$86,285	$9,272	$8,626	$24,958
Natural gas services	679,375	—	679,375	4,067	3,725	9,565
Marine transportation	80,059	(3,710)	76,349	12,128	5,570	53,562
Sulfur services	372,987	(1,038)	371,949	5,751	37,180	6,884
Indirect selling, general, and administrative	—	—	—	—	(5,510)	—

Total	$1,222,895	$(8,937)	$1,213,958	$31,218	$49,591	$94,969

Year ended December 31, 2007:
Terminalling and storage	$59,790	$(865)	$58,925	$6,358	$10,273	$26,023
Natural gas services	515,992	—	515,992	3,252	4,492	4,090
Marine transportation	63,533	(3,954)	59,579	8,819	4,270	37,562
Sulfur services	131,602	(276)	131,326	5,013	13,040	14,489
Indirect selling, general, and administrative	—	—	—	—	(3,199)	—

Total	$770,917	$(5,095)	$765,822	$23,442	$28,876	$82,164

Year ended December 31, 2006:
Terminalling and storage	$36,606	$(389)	$36,217	$4,700	$12,504	$13,371
Natural gas services	389,735	—	389,735	1,667	4,239	5,552
Marine transportation	50,174	(2,339)	47,835	6,609	6,411	18,840
Sulfur services	102,646	(49)	102,597	4,621	6,708	28,589
Indirect selling, general, and administrative	—	—	—	—	(3,253)	—

Total	$579,161	$(2,777)	$576,384	$17,597	$26,609	$66,352

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
          The following table reconciles operating income to net income:

	Year Ended December 31,
	2008	2007	2006
Operating income	$49,591	$28,876	$26,609
Equity in earnings of unconsolidated entities	13,224	10,941	8,547
Interest expense	(19,777)	(14,533)	(12,466)
Debt prepayment premium	—	—	(1,160)
Other, net	483	299	713
Income taxes	(711)	(644)	—

Net incomes	$42,810	$24,939	$22,243

          Revenues from one customer in the Natural gas services segment were $103,424, $66,989, and $60,870 for the years ended December 31, 2008, 2007 and 2006, respectively.
          Total assets by segment at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Total assets:
Terminalling and storage	$157,598	$126,575	$89,354
Natural gas services	232,161	268,230	184,464
Marine transportation	150,733	107,081	77,668
Sulfur services	128,424	121,691	105,975

Total assets	$668,916	$623,577	$457,461

Investments in unconsolidated entities totaled $79,843 and $75,690 at December 31, 2008 and 2007, respectively, and are included in the natural gas services segment.
(21) QUARTERLY FINANCIAL INFORMATION
CONSOLIDATED QUARTERLY INCOME STATEMENT INFORMATION

	(Unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2008
Revenues	$313,016	$308,143	$364,386	$228,413	(1)
Operating Income	9,008	4,295	15,420	20,868	(2)
Equity in earnings of unconsolidated entities	3,510	4,372	3,503	1,839	(3)
Net income	8,017	4,317	13,747	16,729	(2)
Net income per limited partner unit	$0.51	$0.25	$0.88	$1.08

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2007
Revenues	$155,796	$162,314	$184,850	$262,862 (4)
Operating Income	7,600	6,167	6,565	8,544
Equity in earnings of unconsolidated entities	2,050	2,418	2,736	3,737
Net income	5,803	5,927	5,503	7,706
Net income per limited partner unit	$0.42	$0.41	$0.35	$0.49

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollar in thousands, except per unit amounts)
2006
Revenues	$146,822	$133,052	$147,505	$149,005
Operating Income	5,884	5,874	4,720	10,131	(5)
Equity in earnings of unconsolidated entities	2,412	2,310	2,720	1,105	(6)
Net income	4,287	5,248	4,329	8,378	(5)
Net income per limited partner unit	$0.33	$0.40	$0.32	$0.64

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

(1)	Decreased revenues were primarily related to NGL and Sulfur Services. NGL revenues decreased because of a $1.09 decrease in average sales price. Sulfur Services decreased because of a $465.50 L/T price decrease on molten sulfur.

(2)	Relates to Sulfur Services segment due to certain Sulfur contract pricing provisions which allowed for increased margins during a falling price environment.

(3)	Decrease in equity in earnings of unconsolidated entities due to falling commodity prices.

(4)	Increased total revenues of $78,012 were due primarily to a 35% increase in NGL sales volumes in the fourth quarter and an increase in the NGL average sales price.

(5)	Includes recognition of gain on involuntary conversion of assets of $2,272 due to Hurricanes Katrina and Rita.

(6)	Decrease in equity in earnings of unconsolidated entities due a shutdown of the Waskom plant in the fourth quarter.
(22) COMMITMENTS AND CONTINGENCIES
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
          On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of the general partner of the Partnership. The Partnership is not a party to this lawsuit, and it does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the MRMC Director Defendants or Other MRMC Defendants with respect to their service to the Partnership.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan.
          The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached the fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, it should be noted that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust.
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
(23) CONSOLIDATING FINANCIAL STATEMENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
          (a) Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2008.
          (b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing on page 71.
          (c) Changes in internal controls. The following changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          On October 24, 2008, we were advised by our independent registered public accounting firm, KPMG LLP, of the discovery of an error in the failure to record in the statement of operations the ineffective portion of certain commodity price swaps we had in place which did not qualify for hedge accounting at September 30, 2008. This error resulted from our failure to consult with our third party derivatives specialist which is a component of our internal control process. We have corrected this error, which resulted in recording additional earnings of $1.7 million before taxes in the third quarter of 2008. No results of operations for prior periods were affected by this error.
          We believe that our control procedures over recording the fair value of outstanding derivatives were not operating effectively at September 30, 2008, and that this deficiency in internal control over financial reporting at September 30, 2008 was a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency could result in a misstatement to our annual or interim financial statements that would not be prevented or detected. We have remediated this material weakness through the implementation of procedures that require the quarterly consultation with and review by our third party advisor with respect to our hedging activity and accounting for our derivative instruments.
Item 9B. Other Information
     Indemnification Agreements. On November 6, 2008, we and Martin Midstream GP entered into an Indemnification Agreement with each of the directors of our general partner, Ruben S. Martin, III, John P. Gaylord, Howard Hackney and C. Scott Massey. Each Indemnification Agreement requires us and our general partner to indemnify each such indemnitee to the fullest extent permitted by law, from and against all liabilities and expenses incurred in connection with any proceeding against such indemnitee.

Each Indemnification Agreement also provides for the advancement of expenses incurred by such indemnitee in connection with any proceeding against such indemnitee with respect to which such indemnitee may be entitled to indemnification by us or our general partner. The foregoing description of each Indemnification Agreement is qualified in its entirety by reference to the form of Indemnification Agreement included as Exhibit 10.28 to this Annual Report, which is incorporated herein by reference.
          Certain Other Information. On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Plaintiff is a director of Martin Resource Management and an executive officer of our general partner. The Defendant is a director and executive officer of Martin Resource Management and our general partner. The lawsuit alleges that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. We are not a party to the lawsuit and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Defendant with respect to his service as an officer or director of our general partner
          On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of our general partner. We are not a party to this lawsuit, and it does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the MRMC Director Defendants or Other MRMC Defendants with respect to their service to us.
          The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.
          The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached the fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, it should be noted that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust.
          On September 24, 2008, Martin Resource Management removed the Plaintiff as a director of our general partner. Such action was taken as a result of the collective effect of the Plaintiff’s recent activities, which the Board of Directors of Martin Resource Management determined were detrimental to both Martin Resource Management and us. The Plaintiff does not serve on any committees of the board of directors of our general partner. The position on the board of directors of our general partner will be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of our general partner.

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

Name	Age	Position with the General Partner
Ruben S. Martin	57	President, Chief Executive Officer and Director
Robert D. Bondurant	50	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	61	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	61	Executive Vice President, Chief Administrative Officer and Controller
Randy Tauscher	43	Executive Vice President
Scott D. Martin	43	Executive Vice President
Chris Booth	39	Vice President, General Counsel and Secretary
John P. Gaylord	48	Director
C. Scott Massey	56	Director
Howard Hackney	69	Director

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
          Scott D. Martin serves as Executive Vice President of our general partner. He served as a General Manager, Marine Operations of our general partner from June 2002 until February 2006, at which time he was appointed as Executive Vice President of our general partner. He served as a member of the Board of Directors of our general partner from 2002 until September 2008. Mr. Martin has served as a Director of Martin Resource Management since 1990. He has held a variety of positions in marketing, transportation, terminalling, finance, operations and business development with Martin Resource Management since 1988. Mr. Martin and Ruben S. Martin, see above, are brothers. Mr. Martin holds a bachelor of science degree in business administration from University of Arkansas, where he previously served as a member of the Walton Business School advisory board.
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
Board Meetings and Committees
          From January 1, 2008 to December 31, 2008, the Board of Directors of our general partner held 16 meetings. All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference. Additionally, the Board of Directors undertook action one time during 2008 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2008 to December 31, 2008, and a brief description of the functions performed by each committee are set forth below:
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

          Audit Committee (6 meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Hackney. All of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.
          Compensation Committee (5 meetings). The members of the compensation committee are Messrs. Gaylord, Massey and Hackney (chairman). The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.
          Nominating Committee (3 meetings). The members of the nominating committee are Messrs. Gaylord, Massey and Hackney (chairman). The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner.
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
          On May 5, 2008, we issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan . These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2007, 2008, 2009 and 2010, respectively.
Compensation Committee Interlocks and Insider Participation
          The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2008. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.
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
Section 16(a) Beneficial Ownership Reporting Compliance
          Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2008 except as follows: 13 reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were filed late by each of Messrs. Ruben Martin, Scott Martin, Skelton, Neumeyer, Bondurant and Booth.
Reimbursement of Expenses of our General Partner
          Our general partner does not receive a management fee or other compensation for its management of our partnership. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We reimbursed Martin Resource Management for $67.5 million of direct costs and expenses for the twelve months ended December 31, 2008 compared to $53.9 million for the twelve months ended December 31, 2007. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
          Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008 , 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
          Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement.”
Item 11. Executive Compensation
Compensation Discussion and Analysis
          We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management. We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. Please see “Item 13. Certain Relationships and Related Transactions — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.

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
          The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to drive performance and reward contributions in support of the business strategies of Martin Resource Management and its affiliates, including us. During 2008, Martin Resource Management did not use any elements of compensation based on specific performance-based criteria and did not have any other specific performance-based objectives.
          During 2008, elements of compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following:
•	Annual base salary;

•	Discretionary annual cash awards;

•	Awards pursuant to Martin Resource Management employee benefit plans; and

•	Other compensation, including limited perquisites.
          With respect to compensation objectives and decisions regarding the Named Executive Officers during 2008, Martin Resource Management takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Martin Resource Management did not consult with any compensation consultants with respect to determining 2008 compensation for any of our named executive officers.
          The compensation paid by Martin Resource Management to the Named Executive Officers is intended to yield competitive total cash compensation and drive performance in support of our business strategies, as well as the performance of Martin Resource Management and other Martin Resource Management affiliates for which the Named Executive Officers perform services.

          The 2008 equity-based awards under our long-term incentive plan that were given to our independent directors were determined by the Compensation Committee. Any equity-based awards under Martin Resource Management employee benefit plans given to the Named Executive Officers are determined by Mr. Ruben Martin.
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
          On May 5, 2008, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012, respectively. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

          Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 4, 2009, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.
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
          Martin Resource Management Purchase Plan for Units of Martin Midstream Partners L.P. Martin Resource Management maintains a purchase plan for our Units to provide employees of Martin Resource Management and its affiliates who perform services for us the opportunity to acquire an equity interest in us through the purchase of our common units. Each individual employed by Martin Resource Management or an affiliate of Martin Resource Management that provides services to us is eligible to participate in the purchase plan. Enrollment in the purchase plan by an eligible employee will constitute a grant by Martin Resource Management to the employee of the right to purchase common units under the purchase plan. The right to purchase common units granted by the Company under the purchase plan is for the term of a purchase period.
          During each purchase period, each participating employee may elect to make contributions to his bookkeeping account each pay period in an amount not less than one percent of his compensation and not more than fifteen percent of his compensation. The rate of contribution shall be designated by the employee at the time of enrollment. On each purchase date (the last day of such purchase period), Units will be purchased for each participating employee at the fair market value of such Units. The fair market value of the Units to be purchased during such purchase period shall mean the closing sales price of a Unit on the purchase date.
          Martin Resource Management Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements. This employee stock ownership plan is referred to as the “ESOP.” Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing three years of vesting service or upon their attainment of age 65, permanent disability or death during employment. Any forfeitures of non-vested accounts are allocated to the accounts of employed participants. Except for rollover contributions, participants are not permitted to make contributions to the ESOP.
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
SUMMARY COMPENSATION TABLE
          The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the periods from January 1, 2008 to December 31, 2008, January 1, 2007 to December 31, 2007 and January 1, 2006 to December 31, 2006.

Name and
Principal Position	Year	Salary ($)	Bonus ($)	Total Compensation
Ruben S. Martin	2008	$73,500	$—	$73,500
President and Chief Executive Officer	2007	$134,271	$—	$134,271
	2006	$137,718	$—	$137,718

Robert D. Bondurant	2008	$38,040	$—	$38,040
Executive Vice President and Chief Financial Officer	2007	$116,234	$—	$116,234
	2006	$105,565	$—	$105,565

Name and
Principal Position	Year	Salary ($)	Bonus ($)	Total Compensation
Donald R. Neumeyer	2008	$37,283	$—	$37,283
Executive Vice President and Chief Operating Officer	2007	$116,170	$—	$116,170
	2006	$108,065	$—	$108,065

Wesley M. Skelton	2008	$108,358	$—	$108,358
Executive Vice President, Controller and Chief Administrative Officer	2007	$151,936	$—	$151,936
	2006	$117,780	$—	$117,780

Randall L. Tauscher	2008	$300,000	$300,000	$600,000
Executive Vice President	2007	$—	$—	$—
	2006	$—	$—	$—

Chris H. Booth	2008	$77,625	$—	$77,625
Vice President, General Counsel and Secretary	2007	$120,938	$—	$120,938
	2006	$98,585	$—	$98,585
Director Compensation
          As a partnership, we are managed by our general partner. The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Martin Resource Management employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity. The following table sets forth the compensation of our board members for the period from January 1, 2008 through December 31, 2008.

	Fees Earned Paid in	Stock
Name	Cash ($)	Awards ($)(1)	Total ($)
Ruben S. Martin	N/A	N/A	N/A

John P. Gaylord	$35,000	$34,750	$69,750

C. Scott Massey	$35,000	$34,750	$69,750

Howard Hackney	$35,000	$34,750	$69,750

(1)	On May 5, 2008, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012, respectively. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, May 5, 2008, by the number of restricted common units granted to each director.
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

/s/ Howard Hackney Howard Hackney, Committee Chair

/s/ John P. Gaylord

John P. Gaylord

/s/ C. Scott Massey

C. Scott Massey
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth the beneficial ownership of our units as of March 4, 2009 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage		Percentage of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned(2)	Owned	Owned	Owned(2)
Martin Resource Management Corporation(3)	4,334,143	31.7%	850,674	100%	35.7%
Martin Resource LLC(3)	4,334,143	31.7%	850,674	100%	35.7%
Ruben S. Martin(4)	4,363,543	31.9%	850,674	100%	35.9%
Scott D. Martin(5)	4,346,931	31.8%	850,674	100%	35.7%
Donald R. Neumeyer	3,999	—	—	—	—
Wesley M. Skelton	3,062	—	—	—	—
Robert D. Bondurant	10,787	—	—	—	—
Chris Booth	1,586	—	—	—	—
Randall Tauscher	6,890	—	—	—	—
John P. Gaylord(6)	33,000	—	—	—	—
C. Scott Massey(6)(7)	7,250	—	—	—	—
Howard Hackney(6)	3,000	—	—	—	—
Kayne Anderson Capital Advisors, L.P.(8)	1,499,705	11.0%	—	—	10.3%
All directors and executive officers as a group (10 persons)(9)	4,445,905	32.5%	850,674	100%	36.4%

(1)	The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Martin Resource Management Corporation is the owner of Martin Resource LLC, and as such may be deemed to beneficially own the common and subordinated units held by Martin Resource LLC. The 4,334,143 common units and 850,674 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party.

(4)	Includes 4,334,143 common units and 850,674 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC. Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 42.5% of the voting power thereof and serves as its Chairman of the Board and President. As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(5)	Includes 4,334,143 common units and 850,674 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 48.5% of the voting power thereof and serves on its Board of Directors. As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(6)	On May 5, 2008, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012, respectively. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.

(7)	Mr. Massey may be deemed to be the beneficial owner of 250 common units held by his wife.

(8)	Based on a Schedule 13G (Amendment No. 4), dated February 11, 2009 filed by Kayne Anderson Capital Advisors, L.P. with the United States Securities and Exchange Commission. The filing is made jointly with Richard A. Kayne. The filers report that they have shared voting power with respect to the 1,499,705 common units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(9)	The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management Corporation as both Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owners thereof.
          Martin Resource Management Corporation owns our general partner and, together with our general partner, owns approximately 35.7% of our outstanding limited partner units. The table below sets forth information as of March 4, 2009 concerning (i) each person owning beneficially in excess of 5% of common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of
	Common Stock
	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Outstanding
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones (2)	1,278.00	12.0%
Martin Resource Management Corporation Employee Stock Ownership Trust (3)	1,922.00	18.1%
CNRT LLC (4)	2,266.67	21.3%
Ruben S. Martin III Dynasty Trust (5)	635.00	6.0%
SKM Partnership, Ltd. (6)	2,560.00	24.1%
Martin Transport, Inc. (7)	40.00	*
Ruben S. Martin (3) (4) (7) (8)	4,523.00	42.5%
Scott D. Martin (3) (6) (7) (9)	5,156.00	48.5%
Donald R. Neumeyer (10) (11) (12)	116.00	1.1%
Wesley M. Skelton (3) (10) (11) (12)	2,030.00	19.0%
Robert D. Bondurant (10) (11) (12)	200.00	1.8%
Executive officers and directors as a group (5 individuals)	8,131.00	76.5%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Karen Yost is the sole investment trustee and the sole dispositive trustee of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercises control over the voting of the securities owned by this trust and exercises sole control over the disposition of the securities owned by this trust. As a result, this person may be deemed to be the beneficial owners of the securities held by such trust. Karen Yost is an officer of Martin Resource Management.

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,922 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 1,922 shares.

(4)	Ruben S. Martin is the beneficial owner of the general partner of CNRT LLC and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,266.67 shares owned by such entity.

(5)	Bill Bankston is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust. As a result, he may be deemed to be the beneficial owner of the securities held by the trust. Scott D. Martin was the trustee of this trust until he resigned effective February 16, 2009 and was previously shown as the beneficial owner of the securities held by this trust. These 635 shares have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(7)	Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 42.5% of the voting power thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 48.5% of the voting power thereof and serves as an executive officer thereof and as a member of its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management Corporation. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc.; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 40 shares owned by Martin Transport, Inc.

(8)	Ruben S. Martin directly owns 294.33 shares of common stock.

(9)	Scott D. Martin directly owns 634 shares of common stock.

(10)	Messrs. Neumeyer, Skelton and Bondurant have the right to acquire 50, 48 and 140 shares, respectively, by virtue of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(11)	Messrs. Neumeyer, Skelton and Bondurant own securities in Martin Resource Martin Corporation of 16, 10 and 10 shares of common stock, respectively, obtained by the exercise of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(12)	Messrs. Neumeyer, Skelton and Bondurant each own securities in Martin Resource Martin Corporation of 50 restricted common shares representing shares by virtue of restricted stock issued under Martin Resource Management Corporation’s 2007 Long-Term Incentive Plan.
          The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008:
Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, Warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	716,000
Total	0	$0	716,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Item 11. Executive Compensation — Employee Benefit Plans — Martin Midstream Partners L.P. Long-Term Incentive Plan”.
          In May 5, 2008, we issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan from treasury shares purchased by us in the open market for $93. These units vest in 25% increments beginning in January 2009 and will be fully vested in January 2012.
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
Item 13. Certain Relationships and Related Transactions
          Martin Resource Management owns 4,334,143 of our common units and 850,674 subordinated units collectively representing approximately 35.7% of our outstanding limited partnership units. Our general partner is a wholly-owned subsidiary of Martin Resource Management.

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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us
•     4,253,362 subordinated units; (A total 3,402,688 of the original subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership. (850,672 subordinated units were converted on each of November 14, 2005, 2006, 2007 and 2008, respectively).

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $0.6 million on its 2.0% general partner interest and Martin Resource Management would receive an aggregate annual distribution of approximately $1.7 million on its subordinated units.

Payments to our general partner and its affiliates	Martin Resource Management is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
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
•	providing terminalling and storage services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products;

•	distributing NGLs; and

•	manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.
This restriction does not apply to:
•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating a small lube oil processing business in Smackover, Arkansas,

•	operating an underground NGL storage facility in Arcadia, Louisiana,

•	building and marketing sulfur prillers,

•	developing an underground natural gas storage facility in Arcadia, Louisiana,

•	operating, solely for our account, an NGL truck loading and unloading and pipeline distribution terminal in Mont Belvieu, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the business for fair market value, and we decline to do so with the concurrence of our conflicts committee; and

•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, we are provided the opportunity to purchase the restricted business.
          Indemnification Provisions. Under the omnibus agreement, Martin Resource Management was obligated to indemnify us for five years after the closing of our initial public offering for:
•	certain potential environmental liabilities associated with the operation of the assets contributed to us, and assets retained, by Martin Resource Management that relate to events or conditions occurring or existing before November 1, 2002; and

•	any payments we were required to make, as a successor in interest to affiliates of Martin Resource Management, under environmental indemnity provisions contained in the contribution agreement associated with the contribution of assets by Martin Resource Management to CF Martin Sulphur in November 2000.
These environmental indemnity provisions expired on November 1, 2007.
          Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. In addition to the direct expenses, Martin Resource Management, is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2008, 2007 and 2006, the Conflicts Committee of our general partner approved reimbursement amounts of $2.9, $1.5 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
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
          Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to lower certain fuel and insurance surcharges being charged to us. The agreement has an initial term that expired in December 2007 but which automatically renewed through December 2008. This agreement will continue to automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. We have the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport transports our NGL shipments as well as other liquid products. Our shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which we mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
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

          Marine Transportation Agreement. We are a party to a marine transportation agreement effective January 1, 2006, which was amended January 1, 2007, under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement between us and Martin Resource Management covering marine transportation services which expired November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates.
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
          Lubricants and Drilling Fluids Terminal Services Agreement — under which Martin Resource Management provides terminal services to us. Effective each January 1 this agreement, which was amended in July 2004, automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of our commissions we are charged under this agreement may be adjusted annually based on a price index.
          Cross Terminalling Agreement — under which we provide terminalling services to Cross Oil Refining & Marketing, Inc., an affiliate of Martin Resource Management. This agreement expired on October 27, 2008 and we entered into a new five year agreement which expires October 31, 2013. The per gallon throughput fee we charge under this agreement may be adjusted during each year of the agreement.
          Sulfuric Acid Sales Agency Agreement — under which Martin Resource Management purchases and markets the sulfuric acid produced by our sulfuric acid production plant at Plainview, Texas, and which is not consumed by our internal operations. This agreement, which was amended and restated in August 2008, will remain in place until we terminate it by providing 180 days’ written notice. Under this agreement, we sell all of our excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and we share in the profit of Martin Resource Management’s sales of the excess acid to such third parties.
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

          Waskom Agreements. Prism Gas is a party to a product purchase agreement and a gas processing agreement with Waskom whereby Prism Gas purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $77.3 million for the year ended December 31, 2008. In addition, Prism Gas provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
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
Item 14. Principal Accounting Fees and Services
KPMG LLP served as our independent auditors for the fiscal years ended December 31, 2008 and 2007. The following fees were paid to KPMG LLP for services rendered during our last two fiscal years:

	2008		2007
Audit fees	$837,500	(1)	$850,000	(2)
Audit related fees	12,800	(3)	15,175	(3)

Audit and audit related fees	850,300		865,175

Tax fees	80,725	(4)	101,483	(4)
All other fees	—		—

Total fees	$931,025		$966,658

(1)	2008 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC and fees related to services in connection with transactions.

(2)	2007 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC, issuance of the comfort letter related to the May 2007 equity offering and the review of registration statements and issuing related consents.

(3)	Audit related fees include fees for accounting consultations on various transactions occurring in 2008 and 2007.

(4)	Tax fees are for services related to the review of our partnership K-1’s returns, and research and consultations on other tax related matters.
          Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2008 and December 31, 2007 were approved in advance by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Capital for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

(2)	Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2008, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)	Exhibits

Reference is made to the Index to Exhibits beginning on page 129 for a list of all exhibits filed as part of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
It’s General Partner

Date: March 4, 2009		By:	/s/ Ruben S. Martin Ruben S. Martin
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2009.

Signature	Title

/s/ Ruben S. Martin Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)

/s/ Robert D. Bondurant Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)

/s/ Wesley M. Skelton Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)

/s/ John P. Gaylord John P. Gaylord	Director of Martin Midstream GP LLC

/s/ C. Scott Massey C. Scott Massey	Director of Martin Midstream GP LLC

/s/ Howard Hackney Howard Hackney	Director of Martin Midstream GP LLC

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Martin Midstream Partners L.P., dated November 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed November 2, 2007, and incorporated herein by reference).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of the Partnership, dated effective January 1, 2007 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed April 7, 2008, and incorporated herein by reference).

3.5	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Red. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.9	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.10	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 11, 2004, and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference).

10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2007, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 2, 2008, and incorporated herein by reference).

10.4	Second Amended and Restated Credit Agreement, dated November 10, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 14, 2005, and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.5	Omnibus Agreement dated November 1, 2002, by and among Martin Resource Management, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.6	Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.7	Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and Martin gas Sales LLC (“MGSLLC”) (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.8	Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.9	Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and Martin Resource Management (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.10	Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.11	Marine Fuel Agreement dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.12	Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.13†	Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.14†	Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.15†	Form of Restricted Common Unit Award Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed January 26, 2006, and incorporated herein by reference).

10.16	Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.17	Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

10.18	Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.19	Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q, filed November 10, 2003, and incorporated herein by reference).

10.20	Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.21	Purchase Agreement by and among the Operating Partnership, Prism Gas Systems I, L.P., Natural Gas Partners V, L.P., Robert E. Dunn, William J. Diehnelt, Gene A. Adams, Philip D. Gettig, Sharon C. Taylor and Scott A. Southard, dated September 6, 2005 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed September 6, 2005, and incorporated herein by reference).

10.22	Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed October 28, 2004, and incorporated herein by reference).

10.23	Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.24	Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K, filed January 23, 2004, and incorporated herein by reference).

10.25†	Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (Reg. No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

10.26	Stock Purchase Agreement, dated April 27, 2007, by and among Woodlawn Pipeline Co., Inc., Lantern Resources, L.P., David P. Deison and Prism Gas Systems I, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.27	Asset Purchase Agreement, dated April 27, 2007, by and among Peak Gas Gathering L.P. and Prism Gas Systems I, L.P. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.28	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report of Form 10-Q, filed November 6, 2008, and incorporated herein by reference).

10.29	Third Amendment to Second Amended and Restated Credit Agreement, effective as of September 24, 2008, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed September 30, 2008, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP.

23.3*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Balance Sheets as of December 31, 2008 and 2007 (audited) of Martin Midstream GP LLC.

*	Filed or furnished herewith.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Financial Statement Schedule
Pursuant to Item 15(a)(2)

Waskom Gas
Processing Company
Consolidated Financial Statements December 31,
2008 and 2007 and for each of the years in the three-
year period ended December 31, 2008, (with
Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
To the Partners of Waskom Gas Processing Company:
We have audited the accompanying consolidated balance sheets of Waskom Gas Processing Company and subsidiary (the “Partnership”) as of December 31, 2008 and 2007 and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 4, 2009

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$1,388,434	$265,786
Accounts receivable	236,207	613,648
Accounts receivable—partners	10,356,710	9,775,681
Accounts receivable—state grant	1,114,314	—
Inventories	463,575	433,273
Prepaid expenses	3,989	—

Total current assets	13,563,229	11,088,388

PROPERTY AND EQUIPMENT:
Gas plant asset and gas gathering equipment	80,210,281	67,931,309
Other fixed assets	734,871	584,747
Accumulated depreciation and amortization	(15,847,301)	(12,832,563)

Net property and equipment	65,097,851	55,683,493

TOTAL	$78,661,080	$66,771,881

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,813,545	$6,939,543
Accounts payable—partners	3,776,855	2,485,286

Total current liabilities	10,590,400	9,424,829

LONG-TERM LIABILITIES—Asset retirement obligation	340,893	197,740

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	67,729,787	57,149,312

TOTAL	$78,661,080	$66,771,881

See accompanying notes to consolidated financial statements.

~ 1 ~

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
OPERATING REVENUES:
Natural gas processing and other revenues	$35,868,029	$27,832,704	$21,844,945
Natural gas liquid sales	79,225,191	54,123,606	43,755,076
Gain/(Loss) on disposal of assets	(61,891)	(159,724)	500

Total operating revenues	115,031,329	81,796,586	65,600,521

OPERATING COSTS AND EXPENSES:
Cost of sales — natural gas liquids	78,008,310	53,014,173	42,505,653
Operating costs	6,414,677	4,595,878	4,355,646
Depreciation and amortization	3,129,246	1,925,840	1,493,499

Total operating costs and expenses	87,552,233	59,535,891	48,354,798

OPERATING INCOME BEFORE TAXES	27,479,096	22,260,695	17,245,723

Income tax expense	186,722	241,864	—

NET INCOME	$27,292,374	$22,018,831	$17,245,723

See accompanying notes to consolidated financial statements.

~ 2 ~

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Total
Partners’
Capital
BALANCE—December 31, 2005	$22,649,871

Cash contributions for capital expenditures	19,980,733

Cash contributions for working capital	2,494,939

Cash distributions	(300,000)

Distributions in-kind	(16,621,349)

Net income	17,245,723

BALANCE—December 31, 2006	$45,449,916

Cash contributions for capital expenditures	17,733,619

Cash distributions in excess of working capital	(4,128,057)

Cash distributions	(5,250,000)

Distributions in-kind	(18,674,997)

Net income	22,018,831

BALANCE—December 31, 2007	57,149,312

Cash contributions for capital expenditures	12,921,736

Cash distributions in excess of working capital	(8,583,683)

Cash distributions	(1,600,000)

Distributions in-kind	(19,449,952)

Net income	27,292,374

BALANCE—December 31, 2008	$67,729,787

See accompanying notes to consolidated financial statements.

~ 3 ~

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$27,292,374	$22,018,831	$17,245,723
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,129,246	1,925,840	1,493,499
Distributions in-kind to partners	(19,449,952)	(18,674,997)	(16,621,349)
Loss/(Gain) on sale of asset	61,891	159,724	(500)
Changes in operating assets and liabilities:
Accounts receivable	377,441	(286,895)	(391,548)
Accounts receivable — partners	(581,029)	1,452,006	(5,560,870)
Inventory	(30,302)	3,146	(412,779)
Prepaid expenses	(3,989)	—	—
Accounts payable and accrued liabilities	(125,998)	1,023,403	805,279
Accounts payable — partners	1,291,569	778,741	1,275,364

Net cash provided by (used in) operating activities	11,961,251	8,399,799	(2,167,181)

INVESTING ACTIVITIES:
Additions to property and equipment	(13,592,311)	(16,829,754)	(20,834,411)
Proceeds from sale of an asset	15,655	15,200	500

Net cash used in investing activities	(13,576,656)	(16,814,554)	(20,833,911)

FINANCING ACTIVITIES:
Contributions from partners	12,921,736	17,733,619	22,475,672
Distributions to partners	(10,183,683)	(9,378,057)	(300,000)

Net cash provided by financing activities	2,738,053	8,355,562	22,175,672

NET INCREASE (DECREASE) IN CASH	1,122,648	(59,193)	(825,420)

CASH—Beginning of year	265,786	324,979	1,150,399

CASH—End of year	$1,388,434	$265,786	$324,979

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—	$—

Taxes paid	$206,911	$—	$—

NON-CASH:
State grant receivable	$1,114,314	$—	$—

Addition to asset retirement obligation	$130,367	$—	$—

See accompanying notes to consolidated financial statements.

~ 4 ~

WASKOM GAS PROCESSING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	NATURE OF BUSINESS
Waskom Gas Processing Company (the “Partnership”), a Texas General Partnership, was formed on November 1, 1995 to construct and operate the Waskom Processing Plant (“the Plant”). As of December 31, 2008 the partners are CenterPoint Energy Gas Processing Company (50%) and Prism Gas Systems I, L.P. (50%). Prism Gas Systems I, L.P. serves as operator. The Partnership is engaged in the processing and marketing of natural gas and natural gas liquids (“NGL’s”), predominantly in Texas and northwest Louisiana. The Plant is a 265 MMcfd cryogenic turboexpander gas plant located in Harrison County, Texas. The Plant has full NGL fractionation, treating and stabilization capabilities. Fractionation is a process used to separate the mixture of NGL’s into individual products for sale. Expansions to the processing plant were completed in March and June of 2007 and July of 2008 increasing the capacity from 150 MMcf/d to 265 MMcf/d. In January 2007 the Waskom fractionator was expanded to a capacity of 12,500 barrels per day from 9,500 barrels per day. The natural gas supply for the Plant is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The primary suppliers of natural gas to the Plant include BP American Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represent approximately 70% of the 257 MMcf/d of natural gas supplied for the year ended December 31, 2008, 72% of the 229 MMcf/d of natural gas supplied for the year ended December 31, 2007 and 61% of the 183 MMcf/d for the year ended December 31, 2006 The Partnership’s processing contracts are predominately percent-of-liquids (POL) contracts, in which the Partnership retains a portion of the NGL’s recovered as a processing fee. The Partnership also operates under percent-of-proceeds (POP) contracts in which it retains a portion of both the residue gas and the NGL’ s as payment for services. There is currently one contract for processing on a keep-whole basis. The Partnership is not contractually required to process these keep-whole volumes and, therefore, only processes natural gas related to this contract under profitable conditions. Sales of third party gas and fractionated NGL’s are predominately to the partners and occur at the tailgate of the Plant.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—During 2008, Waskom Products Pipeline, LLC was formed as a wholly owned subsidiary of Waskom Gas Processing Company, to hold certain pipeline assets of the Partnership. Accordingly, the financial statements for 2008 are consolidated to include both of these entities. All eliminations of intercompany balances have been made.
Accounts Receivable—Accounts receivable include trade receivables, recorded at invoiced amounts.
Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the classes of assets, as follows:

Years
Gas gathering equipment	10
Gas plant	20
Furniture and fixtures	1
Computer equipment	3
Computer software	3
Depreciation expense was $3,116,460, $1,915,089 and $1,483,332 in 2008, 2007 and 2006, respectively. Repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized.
Inventories—Substantially all inventory at December 31, 2008 and 2007 represents pipe held for future projects. Such pipe was valued at acquisition cost.

~ 5 ~

Asset Retirement Obligations—Under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143) which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records as an offset to the Asset Retirement Obligation (“ARO”), an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership’s asset retirement obligations include, purging, plugging and remediation costs. Accretion expense for 2008, 2007 and 2006 was $12,786, $10,751 and $10,167, respectively. Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143 clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within the control of the entity.
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
Federal Income Taxes—The Partnership is a Texas General Partnership and as such has no liability for Federal Income Taxes. Each partner is responsible for its share of federal income tax. On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. Texas margin tax expense for 2008 and 2007 was $186,722 and $241,864, respectively. There was no income tax expense recorded for the year ended December 31, 2006.
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
Reclassifications—Certain reclassifications have been made to the 2007 and 2006 statements of income to conform to the 2008 presentation.
Recently Issued Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2008 the Partnership adopted the portion of SFAS No. 157 that was not delayed, which did not have an impact on the Partnership’s consolidated financial statements as the Partnership does not have any such assets or liabilities measured and reported at fair value. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on the Partnership’s consolidated financial statements.

~ 6 ~

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions taken or expected to be taken. The Partnership adopted FIN 48 effective January 1, 2007. There was no impact to the Partnership’s financial statements as a result of adopting FIN 48.
3.	RELATED-PARTY TRANSACTIONS
During 2008, 2007 and 2006, the Partnership engaged in certain material transactions with the partners. The Partnership believes that the terms of these transactions were comparable to those that could have been negotiated with unrelated third parties. As of December 31, 2008 and 2007, the Partnership had receivables of approximately $10.4 million and $9.8 million, respectively, and payables of approximately $3.8 million and $2.5 million, respectively, due from and due to the partners. Per the Partnership agreement, cash contributions are made by the partners for capital expenditures and working capital. Contributions for capital expenditures totaled $12,921,736, $17,733,619 and $19,980,733 for 2008, 2007 and 2006, respectively. Cash contributions for working capital totaled $2,494,939 in 2006. The partnership agreement allows for cash distributions to be made to the partners of any cash available in excess of working capital requirements, generally equal to two months of historical operating expenses. Such cash distributions in excess of working capital totaled $8,583,683 in 2008 and $4,128,057 in 2007. Other cash distributions totaled $1,600,000, $5,250,000 and $300,000 for 2008, 2007 and 2006, respectively. The Partnership purchases gas from third party producers and processes this gas based on processing contracts, which are primarily percent-of-liquids (POL) contracts. The percentage of liquids retained by the Partnership is distributed to the partners as distributions of products-in-kind based on the partners’ equity interest. Distributions of products in-kind of $19,449,952, $18,674,997 and $16,621,349 in 2008, 2007 and 2006, respectively, were made to the partners. Distributions of products in-kind are valued at prevailing market prices at the time of distribution. In some instances, the fractionated NGL’s (less any retained portions) are returned to the third party producers, but in most cases, the third party producers enter into agreements with the partners to market their product. In such instances, the Partnership will sell the product to the partners. Such sales amounted to $75,738,508, $53,365,845 and $43,678,571 in 2008, 2007 and 2006, respectively, and are included as natural gas liquid sales in the income statement.
4.	STATE GRANT
During 2008, the Partnership replaced certain equipment which entitled them to receive a partial reimbursement from the State of Texas. The necessary paperwork has been filed and the Partnership has completed its obligations to be eligible for reimbursement. The reimbursement is expected by April 30, 2009. The company recorded a receivable of $1.1 million with an offset to a contra account in property and equipment. The contra account will be amortized into income over the same period as the related equipment is depreciated. Such amortization in 2008 amounted to $16,715.
5.	COMMITMENTS AND CONTINGENCIES
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

~ 7 ~