Form 10-K
period 2009-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2010-03-04
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
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
Yes ☑           No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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
Yes ☐           No ☑
     As of June 30, 2009, 13,688,152 common units were outstanding. The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $190,489,698 based on the closing sale price on that date. There were 17,707,832 of the registrant’s common units and 889,444 of the registrant’s subordinated units outstanding as of March 4, 2010.
     DOCUMENTS INCORPORATED BY REFERENCE:       None.

i

PART I
Item 1. Business
Overview
     We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum products and by-products;

•	Natural gas services;

•	Sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and

•	Marine transportation services for petroleum products and by-products.
     The petroleum products and by-products we gather, process, transport, store and market are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. We generate the majority of our cash flow from fee-based contracts with these customers. Our location in the Gulf Coast region of the United States provides us strategic access to a major hub for petroleum refining, natural gas gathering and processing and support services for the exploration and production industry.
     We were formed in 2002 by Martin Resource Management Corporation (“Martin Resource Management”), a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. As of March 4, 2010, Martin Resource Management owns an approximate 40.0% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.
     The historical operation of our business segments by Martin Resource Management provides us with several decades of experience and a demonstrated track record of customer service across our operations. Our current lines of business have been developed and systematically integrated over this period of more than 50 years, including natural gas services (1950s); sulfur (1960s); marine transportation (late 1980s) and terminalling and storage (early 1990s). This development of a diversified and integrated set of assets and operations has produced a complementary portfolio of midstream services that facilitates the maintenance of long-term customer relationships and encourages the development of new customer relationships.
Primary Business Segments
     Our primary business segments can be generally described as follows:
•	Terminalling and Storage. We own or operate 12 marine shore based terminal facilities and 11 specialty terminal facilities located in the United States Gulf Coast region that provide storage, processing and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids, including the refining of various grades and quantities of naphthenic lubricants and related products. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•	Natural Gas Services. Through our acquisitions of Prism Gas Systems I, L.P. (“Prism Gas”) and Woodlawn Pipeline Co., Inc. (“Woodlawn”), we have ownership interests in over 615 miles of gathering and transmission pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico, as well as a 285 MMcfd capacity natural gas processing plant located in East Texas. In addition to our natural gas gathering and processing business, we distribute natural gas liquids or, “NGLs”. We purchase NGLs primarily from natural gas processors. We store NGLs in our supply and storage facilities for wholesale deliveries to propane retailers, refineries and industrial NGL users in Texas and the Southeastern United States. We own an NGL pipeline which spans approximately 200 miles running from Kilgore to Beaumont, Texas. We own three NGL supply and storage facilities with an aggregate above-ground storage capacity of approximately 3,000 barrels and we lease approximately 2.2 million barrels of underground storage capacity for NGLs. We believe we have a natural gas processing competitive advantage in East Texas with the only full fractionation facilities serving this area. The recent acquisition of natural gas gathering and processing assets from Crosstex Energy, L.P. and Crosstex Energy, Inc. by our Waskom Gas Processing Company (a joint venture in which we participate with Center Point Energy Gas Processing Company, an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc.) further strengthens our East Texas infrastructure.

•	Sulfur Services. We have developed an integrated system of transportation assets and facilities relating to sulfur services over the last 30 years. We process and distribute sulfur predominantly produced by oil refineries primarily located in the United States Gulf Coast region. We handle molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur on take or pay fee contracts at our facilities in Port of Stockton, California and Beaumont, Texas. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah. In October 2007, we completed the construction of a sulfuric acid production plant in Plainview, Texas which processes molten sulfur into sulfuric acid. Demand for our sulfur products exists in both the domestic and foreign markets, and we believe our asset base provides us with additional opportunities to handle increases in U.S. supply and access to foreign demand.

•	Marine Transportation. We own a fleet of 40 inland marine tank barges, 17 inland push boats and four offshore tug barge units that transport petroleum products and by-products largely in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts and many of our customers have long standing contractual relationships with us. Over the past several years, we have focused on modernizing our fleet. As a result, the average age of our vessels has decreased from 33 years in 2006 to 22 years as of March 4, 2010 and we anticipate that the average age will be 19 years at the end of 2010. This modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products. For example, we are one of a very limited number of companies that can transport molten sulfur.
2009 Developments and Subsequent Events
     Recent Acquisitions
     Acquisition of Cross Assets. On November 25, 2009, we closed a transaction with Martin Resource Management and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which we acquired certain specialty lubricants processing assets (“Assets”) from Cross for total consideration of $44.9 million (the “Contribution”). As consideration for the Contribution, we issued 804,721 of our common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. The common units will be entitled to receive distributions beginning in February 2010, while the subordinated units will have no distribution rights until the second anniversary of closing of the Contribution. At the end of such second anniversary, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units. In connection with the Contribution, our general partner made a capital contribution of $0.9 million to us in order to maintain its 2% general partner interest in us.
     In connection with the closing of the Contribution, we and Martin Resource Management entered into a long-term, fee for services-based Tolling Agreement whereby Martin Resource Management agreed to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. Under the Tolling Agreement, Martin Resource Management generally agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels will be refined at a price of $4.28 per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee of $1.3 million and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the

Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. The Tolling Agreement has a 12-year term, subject to certain termination rights specified therein. Martin Resource Management will continue to market and distribute all finished products under the Cross brand name. In addition, Martin Resource Management will continue to own and operate the Cross packaging business.
     The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, we are required to revise our financial statements to include activities of the Cross assets as of the date of common control. Our historical financial statements have been recast to reflect the results attributable to the Cross assets as if we owned the Cross assets for all periods presented.
     Acquisition of the East Harrison Pipeline System. In December 2009, we acquired, through Prism Gas, from Woodward Partners, Ltd., 6.45 miles of gathering pipeline referred to as the East Harrison Pipeline System for approximately $0.3 million. The system currently transports approximately 500 Mcfd of natural gas under various transport contracts which provide for a minimum monthly fee.
     Other Developments
     Fourth Amendment to Credit Agreement. On December 21, 2009, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Agreement”), among Martin Operating Partnership L.P., a wholly-owned subsidiary of ours (the “Operating Partnership”), as borrower, the Partnership and certain of our subsidiaries, as guarantors, the financial institutions parties thereto, as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and the various other agents and parties thereto. The Fourth Amendment modified our existing Credit Agreement to, among other things, (1) increase the total commitments of the lenders thereunder from $325.0 million to approximately $335.7 million, (2) provide that the term loans thereunder will automatically convert to revolving loans on November 10, 2010, such that after giving effect to such conversion the aggregate revolving loan commitments will be approximately $335.7 million, (3) extend the maturity date of amounts outstanding under the Credit Agreement from November 10, 2010 to November 9, 2012, (4) increase the applicable interest rate margin and fees payable to the lenders under the Credit Agreement, (5) amend the financial covenants and certain other covenants under the Credit Agreement, (6) include procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $375.0 million for all term loan and revolving loan commitments under the Credit Agreement, (7) eliminate the requirement that we make annual prepayments of the term loans outstanding under the Credit Agreement with excess cash flow, (8) eliminate the swing line facility under the Credit Agreement and (9) limit asset dispositions to $25 million per fiscal year.
     Conversion of Subordinated Units Issued at Formation of Partnership. On November 14, 2009, all of our remaining 850,674 outstanding subordinated units, which were issued at the formation of the partnership and owned by Martin Resource Management through a subsidiary, converted into common units on a one-for-one basis following our quarterly cash distribution on such date. All of the 4,253,362 original subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership.
     Investment by Martin Resource Management. On November 25, 2009, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $20.0 million in cash in the Partnership in exchange for 714,285 of our common units (the “Investment”). In connection with the Investment, our general partner made a capital contribution to us of $0.4 million in order to maintain its 2% general partner interest in us. Proceeds from the Investment were used to repay borrowings under our credit facility.
     Subsequent Events
     Fifth Amendment to Credit Agreement. On January 14, 2010, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to, among other things, (1) permit us to invest up to $25 million in our joint ventures and (2) limit our ability to make capital expenditures.
     Increase Joinder. On February 25, 2010, we entered into a Commitment Increase and Joinder Agreement (the “Increase Joinder”) with respect to the Credit Agreement. The Increase Joinder increased the maximum amount of borrowings and letters of credit under our credit facility from approximately $335.7 million to $350.0 million.
     Acquisition by Waskom of the Harrison Pipeline System. On January 15, 2010, we, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System. The Partnership’s share of the acquisition cost is approximately $20.0 million.
     Quarterly Distribution. On January 21, 2010, we declared a quarterly cash distribution of $0.75 per common unit for the fourth quarter of 2009, or $3.00 per common unit on an annualized basis, to be paid on February 12, 2010 to unitholders of record as of February 5, 2010, reflecting no change over the quarterly distribution paid in respect to the third quarter of 2009.
     Public Offering. On February 8, 2010, we completed a public offering of 1,650,000 common units, resulting in net proceeds of $50.6 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.
Business Strategy
The key components of our business strategy are to:
•	Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in new or existing areas of operation that will allow us to leverage our existing market position, increase the distributable cash flow from our existing assets through improved utilization and efficiency, and leverage our existing customer base. This ability to pursue organic growth opportunities which can be seen in the construction of our Beaumont, Texas sulfur prilling facility, which provides our customers with access to foreign markets.

•	Pursue Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. We seek to identify and pursue opportunities to expand our customer base across all of our business segments. We generally begin a relationship with a customer by transporting or marketing a limited range of products and services. We believe expanding our customer base and our product and service offerings to existing customers is the most efficient and cost-effective method of achieving organic growth. We believe significant opportunities exist to expand our customer base and provide additional services and products to existing customers.

•	Pursue Strategic Acquisitions. We monitor the marketplace to identify and pursue accretive acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we will attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow. Our acquisitions have tended to focus on targets with which we are familiar through historical business relations (as suppliers or customers). This allows us to seek out operations that we believe will be strengthened by our management team and existing operations. An example of our strategy is the acquisition of our Prism subsidiary in 2005 which complemented and expanded our NGL distribution capabilities. We believe that our diversified base of operations provides multiple platforms for strategic growth through acquisitions.

•	Pursue Strategic Alliances. Many of our larger customers are establishing strategic alliances with midstream service providers such as us to address logistical and transportation problems or achieve operational synergies. These strategic alliances are typically structured differently than our regular commercial relationships, with the goal that such alliances would expand our business relationships with our customers and suppliers. Due to our diversified portfolio of assets and the comprehensive solutions provided thereby, we believe we are an attractive partner for the pursuit of strategic alliances and we intend to pursue strategic alliances with customers in the future.

•	Expand Geographically. We work to identify and assess other attractive geographic markets for our services and products based on the market dynamics and the cost associated with penetration of such markets. We typically enter a new market through an acquisition or by securing at least one major customer or supplier and then dedicating or purchasing assets for operation in the new market. Once in a new territory, we seek to expand our operations within this new territory both by targeting new customers and by selling additional services and products to our original customers in the territory. Our focus on geographic expansion can be seen in the 2005 acquisition of our Bay Sulfur assets in Stockton, California which allowed for us to establish our presence in the West Coast sulfur markets.

•	Maintain Financial Strength and Flexibility. We continue to seek additional long-term, fee-based contracts to further minimize our exposure to commodity price fluctuations and sustain our long-term customer relationships. We continue to hedge a significant portion of our remaining exposure to commodity price fluctuations. In addition, we intend to continue to maintain a strong balance sheet by financing growth through a combination of long-term debt and equity, with the goal of having flexibility to fund future organic growth and strategic acquisitions through opportunistically accessing the capital markets.
Competitive Strengths
     We believe we are well positioned to execute our business strategy because of the following competitive strengths:
•	Asset Base and Integrated Distribution Network. We operate a diversified asset base that, together with the services provided by Martin Resource Management, enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and storage and midstream logistical services while minimizing our dependence on the availability and pricing of services provided by third parties. Our integrated distribution network enables us to provide customers with a complementary portfolio of transportation, terminalling, distribution and other midstream services for petroleum products and by-products. We believe our customers value the efficiency of using this complementary portfolio as opposed to contracting with a varying number of other service providers to obtain the same services.

•	Strategically Located Assets. We believe we are one of the largest providers of shore bases and one of the largest lubricant distributors and marketers in the United States Gulf Coast region. In addition, we are one of the largest operators of marine service terminals in the United States Gulf Coast region providing broad geographic coverage and distribution capability of our products and comprehensive services to our customers. Our natural gas gathering and processing assets are focused in areas that have continued to experience high levels of drilling activity and natural gas production. In addition, our natural gas services business is well positioned in the East Texas area with the only full fractionation facilities serving this area.

•	Specialized Transportation Equipment and Storage Facilities. We have the assets and expertise to handle and transport certain petroleum products and by-products with unique requirements for transportation and storage. For example, we own facilities and resources to transport molten sulfur and asphalt, which must be maintained at temperatures between approximately 275 and 350 degrees Fahrenheit to remain in liquid form. We believe these capabilities allow us to enhance relationships with our customers by offering them services to handle their unique product requirements. These specialized assets, and the comprehensive solutions provided thereby, provide us with the flexibility to require minimum fee contracts with certain of our customers that require these specialized services.

•	Ability for Growth Across Multiple Segments. Our distinct lines of business allow us to allocate capital to the most promising growth opportunities based on current and anticipated market conditions. We believe that with our Prism Gas assets, we have opportunities for organic growth in our natural gas gathering and processing operations through increasing fractionation capacity, pipeline expansions, new pipeline construction and bolt-on acquisitions. We believe Prism Gas’ assets are well situated in the Haynesville Shale, which is one of the four largest U.S. shale deposits, and anticipate growth opportunities as these deposits are further developed. Additionally, we believe we could significantly increase our sulfur processing capacity with minimal capital investment.

•	Experienced Management Team and Operational Expertise. Members of our executive management team and the heads of our principal business lines have, on average, more than 30 years of experience in the industries in which we operate. Further, these individuals have been employed by Martin Resource Management, on average, for more than 18 years. Our management team has a successful track record of creating internal growth and completing acquisitions. We believe our management team’s experience and familiarity with our industry and businesses are important assets that assist us in implementing our business strategies.

•	Strong Industry Reputation and Established Relationships with Suppliers and Customers. We believe we have established a reputation in our industry as a reliable and cost-effective supplier of services to our customers and have a track record of safe, efficient operation of our facilities. Our management has also established long-term relationships with many of our suppliers and customers. We believe we benefit from our management’s reputation and track record, and from these long-term relationships.

•	Financial Strength and Flexibility. We have historically financed our operations with a combination of debt and equity while maintaining a modest leverage profile, even in challenging business environments. Since our initial public offering, we have accessed the public equity markets 4 times for $241.0 million in total net proceeds, including capital contributions from our general partner. We have also occasionally issued units to Martin Resource Management in exchange for cash or assets.

•	Fee-Based Contracts and Active Commodity Risk Management. We generate a majority of our cash flow from fee-based contracts with our customers. In addition, a significant portion of these fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of a portion of cash flows to volume fluctuations. We seek to further minimize our exposure to commodity price fluctuations through swaps for crude oil, natural gas and natural gasoline. As of December 31, 2009, Prism Gas has hedged approximately 50% of its commodity risk by volume for 2010.
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
     Although many large energy and chemical companies own terminalling and storage facilities, these companies also use third-party terminalling and storage services. Major energy and chemical companies typically have a strong demand for terminals owned by independent operators when such terminals are strategically located at or near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of lack of capacity, the nature of the stored material or specialized handling requirements.
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
     Marine Shore Based Terminals. We own or operate 12 marine shore based terminals along the Gulf Coast from Venice, Louisiana to Corpus Christi, Texas. Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers.
     We are one of the largest operators of marine shore based terminals in the Gulf Coast region. These terminals are used to distribute and market lubricants and the full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through contractual arrangements, pays us for terminalling and storage of fuel oil and lubricants at these terminal facilities.
     Our 12 marine shore based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.
     Full Service Terminals. We own or operate eight full service terminals. These terminal facilities provide logistical support services and provide storage and handling services for fuel oil and lubricants. The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.
     The following is a summary description of our eight full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	16	87,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	12	32,500 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	17,000 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	12	34,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	16,500 Bbls.
Venice (6)	Venice, Louisiana	2.8	2	15,000 Bbls.

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2015.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2014.

(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2036.

(4)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2012 and can be extended by us through March 2022.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2013.

(6)	This terminal is located on land owned by a third party and leased under a sublease agreement that expires in August 2012.
     Fuel and Lubricant Terminals. We own or operate four lubricant and fuel oil terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.
     The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1)	Berwick, Louisiana	2	25,000 Bbls.
Intracoastal City(2)(3)	Intracoastal City, Louisiana	16	39,000 Bbls.
Fourchon(4)	Fourchon, Louisiana	11	80,000 Bbls.

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2012 and can be extended by us through September 2017.

(2)	A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expired in January 2010 and is automatically renewed on a monthly basis.

(3)	A portion of this terminal is located on land owned by third parties and leased under a lease that expires in April 2014.

(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in January 2017.

     Specialty Petroleum Terminals. We own or operate 11 terminal facilities providing storage and handling services for some or all of the following: anhydrous ammonia, asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Our specialty terminals have an aggregate storage capacity of approximately 2.24 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck. The location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of petroleum products and by-products. We developed our terminalling and storage assets by acquiring existing terminalling and storage facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our petroleum product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities, streamline their operations and customize and upgrade them as part of our growth strategy. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.
     Our Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006 with two five-year options. Our Stanolind terminal is located on approximately 11 acres of land owned by us located on the Neches River in Beaumont. Our Neches terminal is a deep water marine terminal located near Beaumont, Texas on approximately 50 acres of land owned by us. Our Ouachita County terminal is located on approximately six acres of land owned by us on the Ouachita River in southern Arkansas. Our Corpus Christi terminal is located on approximately 25 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi.
     At our Tampa, Neches, Stanolind and Corpus Christi terminals, our customers are primarily large oil refining and natural gas processing companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities, based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled. At our Ouachita County terminal, Cross Oil Refining & Marketing, Inc., a related party owned by Martin Resource Management, operates the terminal under a long-term terminalling agreement whereby we receive a throughput fee.
     In Channelview, Texas, we operate an inland terminal used for lubricant blending, storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package and ship our lubricants to our terminals or directly to customers.
     In Smackover, Arkansas, we own a refining terminal where we process crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. This process is dedicated to an affiliate of Martin Resource Management through a long-term tolling agreement based upon throughput rates and a monthly reservation fee.
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
     We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues. The following is a summary description of our specialty marine terminals:

			Aggregate
Terminal	Location	Tanks	Capacity	Products	Description
Tampa(1)	Tampa, Florida	8	779,000 Bbls.	Asphalt, sulfur and fuel oil	Marine terminal, loading/unloading for vessels, barges railcars and trucks

Stanolind	Beaumont, Texas	8	555,000 Bbls.	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks

Neches	Beaumont, Texas	7	500,400 Bbls.	Ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for barges and trucks

Corpus Christi	Corpus Christi, Texas	4	330,000 Bbls.	Fuel oil and diesel	Marine Terminal, loading/unloading barges and vessels and unloading trucks

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	34,000 sq. ft. Warehouse/29,000 Bbls	Lubricants	Lubricants blending and truck loading/unloading

Cross Refining	Smackover, Arkansas	7,500 Bbls per day	Naphthenic lubricants, Distillates, Asphalt	Crude refining facility

South Houston Asphalt	Houston, Texas	71,000 Bbls	Asphalt	Asphalt Processing and storage

Port Neches Asphalt	Port Neches, Texas	31,250 Bbls	Asphalt	Asphalt Processing and storage

Omaha Asphalt	Omaha, Nebraska	114,225 Bbls	Asphalt	Asphalt Processing and storage

Spindletop	Beaumont, Texas	90,000 Bbls	Natural Gasoline	Pipeline receipts and shipments

(1)	This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016 with two five-year extension options.
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

     We believe we successfully compete for terminal customers because of the strategic location of our terminals along the Gulf Coast, our integrated transportation services, our reputation, the prices we charge for our services and the quality and versatility of our services. Additionally, while some companies have significantly more terminalling and storage capacity than us, not all terminalling and storage facilities located in the markets we serve are equipped to properly handle specialty products such as asphalt, sulfur, anhydrous ammonia and sulfuric acid. As a result, our facilities typically command higher terminal fees when compared to fees charged for terminalling and storage of other petroleum products.
     The principal competitive factors affecting our terminals which provide lubricant distribution and marketing, as well as shore bases at certain terminals, are the locations of the facilities, availability of competing logistical support services and the experience of personnel and dependability of service. The distribution and marketing of our lubricant products is brand sensitive and we encounter brand loyalty competition. Shore base rental contracts are generally long-term contracts and provide more protection from competition. Our primary competitors for both lubricants and shore bases include several independent operations as well as major companies that maintain their own similarly equipped marine terminals, shore bases and lubricant supply sources.
Natural Gas Services Segment
     NGL Industry Overview. NGLs are produced through natural gas processing. They are also a by-product of crude oil refining. NGL consists of hydrocarbons that are vapors at atmospheric temperatures and pressures but change to liquid phase under pressure. NGLs include ethane, propane, normal butane, iso butane and natural gasoline.
     Ethane is almost entirely used as a petrochemical feedstock in the production of ethylene and propylene. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a fuel for heating, for industrial applications, as motor fuel and as a refrigerant. Normal butane is used as a petrochemical feedstock, as a blend stock for motor gasoline and as a component in aerosol propellants. Normal butane can also be made into iso butane through isomerization. Iso butane is used in the production of motor gasoline, alkylation or MTBE and as a component in aerosol propellants. Natural gasoline is used as a component of motor gasoline and as a petrochemical feedstock.
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

(3)	In addition, under a throughput agreement, we are entitled to the access and use of a truck loading and unloading and pipeline distribution terminal owned by Enterprise Products and located at Mont Belvieu, Texas. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This terminal facility has a storage capacity of 8,000 barrels.
     Our NGL customers that utilize these assets consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2009, we sold approximately 32% of our NGL volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 68% of our NGL volume to refiners and industrial processors.
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
     Prism Gas has ownership interests in over 615 miles of gathering pipelines located in the natural gas producing regions of North Central Texas and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 285 MMcfd natural gas processing plant located in East Texas. The underlying assets are in two operating areas:
East Texas and North Central Texas
The East Texas and North Central Texas area assets consist of the Waskom Processing Plant, Woodlawn, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line, Bosque County Pipeline (“BCP”), the East Texas Gathering System and the Prism Liquids Pipeline.
•	Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 285 MMcfd of processing capacity with full fractionation facilities. Expansions to the processing plant were completed in March and June of 2007, July of 2008 and June of 2009 increasing the capacity from 150 MMcfd to 285 MMcfd. In June 2009, the Waskom fractionator was expanded to a capacity of 14,500 barrels per day (“bpd”). For the years ended December 31, 2009 and 2008, inlet throughput and NGL fractionation averaged approximately 243 and 257 MMcfd and 10,034 and 10,542 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting.

•	Harrison Pipeline System – In January of 2010, as 50% owner and operator of Waskom Gas Processing Company, through Waskom Gas Processing Company’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, we acquired the Harrison Pipeline System, located in Harrison County in East Texas. The system consists of approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and various equipment. We will reflect the results of operations from this system using the equity method of accounting.

•	Woodlawn Plant and Gathering System — On May 2, 2007, we, through our subsidiary Prism Gas, acquired 100% of the outstanding stock of Woodlawn. The results of Woodlawn’s operations have been included in our consolidated financial statements beginning May 2, 2007. Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas. Woodlawn’s system consists of approximately 142 miles of natural gas gathering pipe, approximately 33 miles of condensate transport pipe and a 30 MMcfd processing plant. Prism Gas acquired a nine-mile pipeline from a Woodlawn related party that delivers residue gas from the Woodlawn plant to the Texas Eastern Transmission pipeline system.

•	McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low-pressure gathering system connected to the Waskom Processing Plant providing processing and blending services for natural gas, with high nitrogen and high liquids content gathered by the system. For the years ended December 31, 2009 and 2008, the McLeod Gathering System gathered approximately 4 and 5 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•	East Harrison Gathering System – In December of 2009, we acquired 6.45 miles of gathering pipeline referred to as the East Harrison Pipeline System. For December 2009, the system transported 514 Mcfd. Prism Gas owns a consolidated 100% interest in this system.

•	Hallsville Gathering System — The Hallsville Gathering System, which Prism Gas constructed in 2006 in Harrison County, Texas, provides gathering and centralized compression for producers in the Oak Hill Field of East Texas. The system operates at low pressure and redelivers gas to two interstate and three intrastate markets via the Oakhill Gathering System. For the years ended December 31, 2009 and 2008, the Hallsville Gathering System gathered approximately 18 and 21 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•	The Marshall Line — The Marshall Line is a 10” gathering line that Prism Gas began leasing from Kinder Morgan Texas in 2006. It is located in Harrison County, Texas. The Marshall Line gathers gas at intermediate pressure and feeds the Waskom Processing Plant. Prism Gas owns a consolidated 100% interest in the lease.

•	Bosque County Pipeline — The Bosque County Pipeline, gathers gas in four North Central Texas counties centered around Bosque County. Prism Gas owned an unconsolidated 20% non-operating interest in a partnership that owned the lease rights to the assets of the Bosque County Pipeline, with Panther Pipeline Ltd. owning a 42.5% operating interest and two unrelated parties owning the remaining 37.5% interest. The lease contract terminated in June 2009.

•	East Texas Gathering System — The East Texas Gathering System, located in Panola County, Texas, is comprised of gathering systems built to gather gas produced in this area to market outlets. Prism Gas owns a consolidated 100% interest in these systems.
     The natural gas supply for the Waskom Processing Plant, the Woodlawn Plant and Gathering System, the McLeod Gathering System, the Hallsville Gathering System, the Marshall Line and the East Texas Gathering System is derived primarily from natural gas wells located in the Cotton Valley and Haynesville formations of East Texas and Northwest Louisiana.
     The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. Prism Gas’ East Texas Operating Area includes assets that provide gathering and processing services to producers in Cass, Gregg, Harrison, Panola and Rusk Counties, Texas and Caddo Parish, Louisiana. The total number of wells permitted in Prism Gas’ East Texas Operating Area was 419 and 2,323 in calendar years 2009 and 2008, respectively. These annual permit numbers include 200 and 261 permits for horizontal wells in 2009 and 2008, respectively. Improved technology and drilling applications have enhanced the economics of drilling in the Cotton Valley formation; however, in 2009 the economic benefit was more than offset by lower prices and as a result drilling activity declined. We anticipate that drilling activity in 2010 will begin to recover from the low levels of 2009.

     In 2008 and 2009, development of the Haynesville Shale began. The Haynesville Shale is one of the four largest U.S. shale deposits. One of the largest producers in the Haynesville Shale estimates the formation will ultimately produce over 500 TCF of natural gas and will be among the top 10 natural gas fields in the world. Haynesville gas contains less natural gas liquids than Cotton Valley gas and as a result, in 2009, the inlet stream to Waskom Processing Plant contained less natural gas liquids than the historical average.
     Our primary suppliers of natural gas to the Waskom Processing Plant include BP America Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represented approximately 70% of the 257 MMcfd of natural gas supplied in 2008 and approximately 64% of the 243 MMcfd of natural gas supplied for the year ended December 31, 2009. A substantial portion (approximately 26%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership. We receive natural gas at the Waskom Processing Plant from our McLeod Gathering System. We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant. In June 2009, we completed construction to expand the fractionator to 14,500 bpd to provide additional capacity for the increase in NGL volumes from the plant expansion that was underway and trucked-in NGL volumes. In 2009, trucked-in NGL volumes decreased along with the decline in drilling activity. The processing plant was expanded to 285 MMcfd in four phases with the first expansion of 30 MMcfd being completed in March 2007, the second expansion of 70 MMcfd being completed in June 2007, the third phase of 15 MMcfd being completed in July 2008 and the fourth phase of 20 MMcfd being completed in June 2009.
     There are currently five cryogenic processing plants that compete with Waskom for natural gas supplies. Drilling activity in the Cotton Valley formation is moving north from the Panola-Harrison County line further into Harrison County. Our plant is the preferred gas plant for much of this new production due to its proximity to the increased drilling activity. In addition, the Waskom Processing Plant is the only plant in this area that has full fractionation capability with access to strong local markets for NGLs. Purchasers of NGLs fractionated at Waskom include various chemical companies and other industrial distributors.
     The processing contracts for the Waskom Processing Plant are primarily percent-of-liquids (“POL”) contracts, in which we retain a portion of the NGLs recovered as a processing fee, percent-of-proceeds (“POP”) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services and straight fee contracts in which we receive a fee for every Mcf of gas delivered to the plant. Currently, approximately 50% of the contracts are POL, 34% of the contracts are fee and 16% of the contracts are POP. In addition, there is one minor contract for processing on a keep-whole basis.
     Woodlawn provides gathering and processing services. The Woodlawn gathering system provides both low and intermediate pressure gathering services. The gas is gathered to a 30 MMcfd refrigerated gas processing plant. The NGL’s that are recovered at Woodlawn are trucked to the Waskom Processing Plant for fractionation. For both years ended December 31, 2009 and 2008, the system gathered and processed 24 MMcfd. The contracts on the Woodlawn system are primarily wellhead purchase with some POP contracts.
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
     Cotton Valley and Haynesville wells are now being drilled in the southern area served by the McLeod Gathering System. The new Cotton Valley wells that have recently been tied into the system are POL contracts with a small gathering fee. These contracts are typically lower margin, higher volume contracts. The Haynesville wells are typically fee based gathering. In this area, competition is geographic based with the McLeod Gathering System capturing wells that are located near the system and the competitor capturing wells that are near its system.
     The Hallsville Gathering System was constructed in 2005 and 2006 to gather low pressure gas. The wells tied into the system are fee-based gathering contracts.

     The Marshall Line was leased from Kinder Morgan to provide additional sources of gas for the Waskom Processing Plant. The gas on the system is from Cotton Valley production and is tied into the system under percent of index-based contracts.
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
•	Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas offshore federal waters, gathers and transports gas in both offshore and onshore areas. In September 2008, Hurricane Ike caused extensive damage to an offshore platform on the system. Repairs were completed in February 2009. Prior to the hurricane damage approximately 15 MMcfd of natural gas was gathered and transported for the year ended December 31, 2008. For the year ended December 31, 2009 approximately 26 MMcfd of natural gas was gathered and transported on the system. Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC (“PIPE”), the owner of the Fishhook Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

•	Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas State waters, gathers gas in both the offshore and onshore areas. For the years ended December 31, 2009 and 2008, the Matagorda Offshore Gathering System gathered approximately 10 and 15 MMcfd of natural gas, respectively. Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.
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
     The Fishhook Gathering System is located in Jefferson County, Texas offshore federal waters and gathers gas from producers. This area is characterized by strong drilling activity with traditionally high-volume, high-decline wells. Typically, two to four of these traditional wells are drilled near the Fishhook Gathering System each year. Contracts on this system are 100% fee-for-service contracts with both the gathering fee and the maximum transmission fee stated in PIPE’s FERC Gas Tariff, on file with the Federal Energy Regulatory Commission. There are currently two competing pipelines in the area which limit our ability to increase margins on this system. However, we believe that our existing relationships with active producers will enable us to capture additional volumes from new production in this area.
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
Sulfur Services Segment
     Industry Overview. Sulfur is a natural element and is required to produce a variety of industrial products. In the United States, approximately 10 million tons of sulfur are consumed annually, with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the United States is “recovered sulfur,” or sulfur that is a by-product from oil refineries and natural gas processing plants. Sulfur production in the United States is principally located along the Gulf Coast, along major inland waterways and in some areas of the western United States.
     Sulfur is an important plant nutrient and is primarily used in the manufacture of phosphate fertilizers, with the balance used for industrial purposes. The primary application of sulfur in fertilizers occurs in the form of sulfuric acid. Burning sulfur creates sulfur dioxide, which is subsequently oxidized and dissolved in water to create sulfuric acid. The sulfuric acid is then combined with phosphate rock to make phosphoric acid, the base material for most high-grade phosphate fertilizers.
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
     Our Operations and Products. We have an integrated system of transportation assets and facilities relating to our sulfur services. We gather molten sulfur from refiners, primarily located on the Gulf Coast, and from natural gas processing plants, primarily located in the southwestern United States. We transport sulfur by inland and offshore barges, rail cars and trucks. In the U.S., recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary transportation and storage assets and expertise to handle the unique requirements for transportation and storage of molten sulfur for domestic customers.
     The terms of our commercial sulfur contracts typically range from one to five years in length. We handle molten sulfur on margin-based contracts. The prices in such contracts are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage to large integrated oil companies that produce sulfur and fertilizer manufacturers that consume sulfur under transportation and storage contracts with remaining lives from one to two years in duration.
     The sulfur prilling assets we acquired from the acquisition of Bay Sulfur in April 2005 are located at the Port of Stockton in California and are used to process molten sulfur into pellets. These dry, bulk pellets are stored and loaded at our facility at the Port of Stockton. The sulfur pellets are sold into certain U.S. and international agricultural markets. Our facility at the Port of Stockton can process approximately 1,000 metric tons of molten sulfur per day. In January 2007, we completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas. In January 2009, we completed the construction of a second sulfur priller at our Neches facility in Beaumont, Texas. The two Beaumont prillers have the capacity to process approximately 4,000 metric tons of molten sulfur per day. We process molten sulfur into prilled sulfur on take-or-pay fee contracts. Our sulfur prilling facilities provide refiners access to the export market for the sale of their residual sulfur.
     In late September 2007, we completed construction of a sulfuric acid production facility at our Plainview, Texas location. This facility processes molten sulfur to produce approximately 500 short tons of sulfuric acid per day. Our sulfuric acid facility provides our Plainview fertilizer plant with an economical supply of sulfuric acid and the remaining sulfuric production is sold to Martin Resource Management which markets the product to third parties.
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
     Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities. These products allow us to leverage the sulfur services segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 238,000 tons in 2009 as a result of acquisitions and internal growth.
     In the United States, fertilizer is generally sold to farmers through local dealers. These dealers are typically owned and supplied by much larger wholesale distributors. We sell primarily to these wholesale distributors throughout the United States. Our industrial sulfur products are marketed primarily in the eastern United States, where many paper manufacturers and power plants are located. Our products are sold in accordance with price lists that vary from state to state. These price lists are updated periodically to reflect changes in seasonal or competitive prices. We transport our fertilizer and industrial sulfur products to our customers using third-party common carriers. We utilize rail shipments for large volume and long distance shipments where available.
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
     Our Sulfur Services Facilities.
     We own 59 railcars and lease approximately 150 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

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

     We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	12	20,000 bbl and under	Asphalt, crude oil, fuel oil,
			gasoline and sulfur(1)
Inland tank barges	28	20,000 - 30,000 bbl	Asphalt, crude oil, fuel oil
			and gasoline(1)
Inland push boats	17	800 - 3,800	N/A
		horsepower
Offshore tank barges	4	40,000 bbl and 95,000	Asphalt, fuel oil and NGLs
		bbl
Offshore tugboats	4	3,200 - 7,200	N/A
		horsepower

(1)	One of our 12 inland tank barges with capacity of up to 20,000 bbl, and 15 of our 28 inland tank barges with capacity of 20,000 to 30,000 bbl, are specialized and equipped to transport asphalt.
     Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies and Martin Resource Management. We conduct our marine transportation services on a fee basis primarily under annual contracts.
     The average age of our vessels is 22 years as of March 4, 2010 and we anticipate that the average age of our vessels will be 19 years by the end of 2010.
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
Our Relationship with Martin Resource Management
     Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil packaging facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	building and marketing sulfur prillers;

•	developing an underground natural gas storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska.
     We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

     Ownership
     As of March 4, 2010, Martin Resource Management owned an approximate 40.0% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.
     Management
     Martin Resource Management directs our business operations through its ownership and control of our general partner. We benefit from our relationship with Martin Resource Management through access to a significant pool of management expertise and established relationships throughout the energy industry. We do not have employees. Martin Resource Management’s employees are responsible for conducting our business and operating our assets on our behalf.
     Related Party Agreements
     We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $63.1 million of direct costs and expenses for the twelve months ended December 31, 2009, compared to $67.5 million for the twelve months ended December 31, 2008. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
     In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008, and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
     In addition to the omnibus agreement, we and Martin Resource Management have entered into various other agreements that may not be the result of arm’s-length negotiations and consequently may not be as favorable to us as they might have been if we had negotiated them with unaffiliated third parties. The agreements include, but are not limited to, a motor carrier agreement, a terminal services agreement, a marine transportation agreement, a product storage agreement, a product supply agreement, a throughput agreement, and a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement. Pursuant to the terms of the omnibus agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the Conflicts Committee of our general partner’s board of directors.
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Agreements.”
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
     In the aggregate, our purchases of land transportation services, NGL storage services, and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately

15%, 10% and 12% of our total cost of products sold during the years ended December 31, 2009, 2008, and 2007, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
     Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7%, 6% and 5% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. In connection with the closing of the Tesoro Marine asset acquisition in 2003, we entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids. Additionally, we have entered into a long-term, fee for services-based Tolling Agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Agreements.”
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
Insurance
     Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity, (“P&I”), insurance coverage is provided by P&I associations and other insurance underwriters. Our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement, (“Pooling Agreement”), through which approximately 90% of the world’s ocean-going tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a pre-determined amount, beyond which we are covered by catastrophe insurance coverage.
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
     Clean Air Act
     Our operations are subject to the federal Clean Air Act, as amended, and comparable state statutes. Amendments to the Clean Air Act adopted in 1990 contain provisions that may result in the imposition of increasingly stringent pollution control requirements with respect to air emissions from the operations of our terminal facilities, processing and storage facilities and fertilizer and related products manufacturing and processing facilities. Such air pollution control requirements may include specific equipment or technologies to control emissions, permits with emissions and operational limitations, pre-approval of new or modified projects or facilities producing air emissions, and similar measures. For example, the Neches Terminal we use is located in an EPA-designated ozone non-attainment area, referred to as the Beaumont/Port Arthur non-attainment area, which is now subject to a new, EPA-adopted 8-hour standard for complying with the national standard for ozone. Categorized as being in “moderate” non-attainment for ozone, the Beaumont/Port Arthur non-attainment area has until 2010 to achieve compliance with this new standard, which almost certainly will require the adoption of more restrictive regulations in this non- attainment area for the issuance of air permits for new or modified facilities. In addition, existing sources of air emissions in the Beaumont/Port Arthur area are already subject to stringent emission reduction requirements. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and/or result in the limitation or cessation of construction or operation of certain air emission sources. We believe our operations, including our manufacturing, processing and storage facilities and terminals, are in substantial compliance with applicable requirements of the Clean Air Act and analogous state laws.
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
     On August 8, 2005, President George W. Bush signed into law the Domenici-Barton Energy Policy Act of 2005 (“EP Act”). The EP Act is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, the EP Act amends the NGA and the Natural Gas Policy Act of 1978 by increasing the criminal penalties available for violations of each act. The EP Act also adds a new section to the NGA which provides FERC with the power to assess civil penalties of up to $1,000,000 per day per violation of the NGA.
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
Employees
     We do not have any employees. Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services. These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. Martin Resource Management employs approximately 642 individuals who provide direct support to our operations as of March 2, 2010. None of these employees are represented by labor unions.
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
     The payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our credit facility from making cash distributions during a default or an event of default under our credit facility, or if the payment of a distribution would cause a default or an event of default thereunder. Our leverage and various limitations in our credit facility may reduce our ability to incur additional debt, engage in certain transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.
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
     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions. As a result of these conditions, the availability of funds from the credit and capital markets has diminished significantly and the cost of raising money in the debt and equity capital markets has increased substantially. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under our existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. These conditions, have made, and may continue to make, it difficult to obtain funding for our capital needs. Due to these conditions, we cannot be certain that new debt or equity financing will be available on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, complete future acquisitions or expansion and maintenance capital projects, which could have a material adverse effect on our revenues and results of operations.
We are exposed to counterparty risk in our credit facility and related interest rate protection agreements.
     We rely on our credit facility to assist in financing a significant portion of our working capital, acquisitions and capital expenditures. Our ability to borrow under our credit facility may be impaired because:
•	one or more of our lenders may be unable or otherwise fail to meet its funding obligations;

•	the lenders do not have to provide funding if there is a default under the credit facility or if any of the representations or warranties included in the credit facility are false in any material respect; and

•	if any lender refuses to fund its commitment for any reason, whether or not valid, the other lenders are not required to provide additional funding to make up for the unfunded portion.
     If we are unable to access funds under our credit facility, we will need to meet our capital requirements, including some of our short-term capital requirements, using other sources. Alternative sources of liquidity may not be available on acceptable terms, if at all. If the cash generated from our operations or the funds we are able to obtain under our credit facility or other sources of liquidity are not sufficient to meet our capital requirements, then we may need to delay or abandon capital projects or other business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
     In addition, we have entered into interest rate protection agreements to manage our interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our credit facility. There is considerable turmoil in the world economy and banking markets which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements, which could have a material adverse effect on our business, financial condition and results of operations.
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
The impacts of climate-related initiatives, at the international, federal and state levels, remain uncertain at this time.
     Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” For example, in 2009 the U.S. House of Representatives passed the Markey-Waxman bill (HR 2454), which would establish a so-called “cap and trade” regime and new permitting requirements to regulate greenhouse gas generation, as well as provide an incentive for the production and use of clean energy. To date, the U.S. Senate has not passed any comparable legislation. In sum, we believe that the potential for climate change legislation on the federal level is unknown. In addition, in late 2009, the U.S. EPA issued an “endangerment finding” under the Clear Air Act (“CAA”) with respect to carbon dioxide, which could lead to the regulation of carbon dioxide as a criteria pollutant under the CAA and have significant ramifications for us and the industry in general. On the international front, the United Nations

Climate Change Conference in Copenhagen, which took place in December 2009, did not result in any significant progress toward a binding agreement to replace the Kyoto Protocol, which expires in 2012.
     Overall, it is possible that future legislative and regulatory activity in this area will in some way impact us, but it is unclear at this time whether such impact will be, in the aggregate, positive or negative, or material. We continue to monitor political and regulatory developments in this area, but their overall impact on us, from a cost, benefit and financial performance standpoint, is uncertain at this time.
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
     Changes in the insurance markets attributable to the September 11, 2001, terrorist attacks, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. In addition, changes in the insurance markets attributable to the effects of Hurricanes Katrina, Rita and Ike, and their aftermath, may make some types of insurance more difficult or expensive for us to obtain. As a result, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to such events. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.
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
     Our success is largely dependent upon the continued services of members of the senior management team of Martin Resource Management. Those senior executive officers have significant experience in our businesses and have developed strong relationships with a broad range of industry participants. The loss of any of these executives could have a material adverse effect on our relationships with these industry participants, our results of operations and our ability to make distributions to our unitholders. Additionally, if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner, the lenders under our credit facility could declare amounts outstanding thereunder immediately due and payable. If such event occurs, our results of operations and our ability to make distribution to our unitholders could be negatively impacted.

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
     Martin Resource Management provides us with various services and products pursuant to various commercial contracts. The loss of any of these services and products provided by Martin Resource Management could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders. Additionally, we provide terminalling and storage, processing and marine transportation services to Martin Resource Management to support its businesses under various commercial contracts. The loss of Martin Resource Management as a customer could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
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
     The OPA 90, provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters for barges that carry petroleum products that are regulated under OPA. Under OPA, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to enter U.S. ports or trade in U.S. waters. The phase-out dates vary based on the age of the vessel and other factors. All but one of our offshore tank barges are double-hull vessels which have no phase out date. We have 11 single-hull barges that will be phased out of the petroleum product trade by the year 2015. The phase out of these single-hull vessels in accordance with OPA may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.
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
     The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2009, and 2008, Prism Gas purchased approximately 19% and 22%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.
     In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2008, the spot price of Henry Hub natural gas ranged from a high of $13.31 per MMBtu to a low of $5.38 per MMBtu. From January 1, 2009, through December 31, 2009, the same price ranged from $6.10 per MMBtu to $1.84 per MMBtu. On December 31, 2009, the spot price was $5.79 per MMBtu.
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
     As of December 31, 2009, Prism Gas has hedged approximately 50% of its commodity risk by volume for 2010. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. We anticipate entering into additional hedges in 2010 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.
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
We depend on certain natural gas producers for a significant portion of our supply of natural gas and NGLs. The loss of any of these customers could result in a decline in our volumes, revenues and cash available for distribution.
     We rely on certain natural gas producers for a significant portion of our natural gas and NGL supply. While some of these producers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas volumes supplied by these producers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition, unless we were able to acquire comparable volumes from other sources.
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
     We believe that our natural gas gathering operations meet the tests the FERC uses to establish a pipeline’s status as a gatherer exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure our unitholders that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts.
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
     We currently estimate that we will incur costs of less than $0.5 million between 2010 and 2012 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.
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
     Martin Resource Management through its subsidiaries currently holds 889,444 subordinated units and 6,703,823 common units. The subordinated units will have no distribution rights until February, 2012. At the end of such second anniversary, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units.
     Common units will generally be freely transferable without restriction or further registration under the Securities Act, except that any common units held by an “affiliate” of ours may not be resold publicly except in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.
     Our partnership agreement provides that we may issue an unlimited number of limited partner interests of any type without a vote of the unitholders. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:
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
     If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because our general partner and its affiliates, including Martin Resource Management, control 40.8% of our outstanding limited partnership units as of March 4, 2010, our general partner initially cannot be removed without the consent of it and its affiliates.
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
     Our common units are quoted on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MMLP.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our unit price.
     In order to comply with Section 404 of the Sarbanes-Oxley Act, we periodically document and test our internal control procedures. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to address in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.
Risks Relating to Our Relationship with Martin Resource Management
Existing litigation between Ruben Martin and Scott Martin and related parties concerning the ownership, management and operation of Martin Resource Management, the owner of our General Partner, could adversely effect us.
     There are several pending lawsuits between Ruben Martin, the President, Chief Executive Officer and member of the board of directors of our General Partner, and Scott Martin, who is Ruben Martin’s brother, and related parties concerning the ownership, management and operation of Martin Resource Management, the owner of our General Partner. We are not a party to any of those lawsuits and they do not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against our directors, officers or employees with respect to their service to us. The existence of those lawsuits, however, including any ultimate outcomes that might be deemed negative to us or our existing management team, could adversely effect our ability to access capital markets or obtain additional credit or negatively impact our business, results of operations and/or ability to make distributions to our unitholders. Any similar effects from such litigation on Martin Resource Management or its existing management team could also adversely affect us.
     In addition, such litigation, depending on its ultimate outcome, could also result in changes in the existing boards of directors and management teams of Martin Resource Management and us. To the extent that any such adverse circumstances occur, they could be deemed by our lenders to have a “material adverse effect” on us, thereby providing such lenders with an opportunity to prohibit further borrowings by us under our credit facility and, depending on the circumstances, assert that an event of default exists thereunder. If any such event of default exists and is continuing, then, upon the election of our lenders, all outstanding amounts due under our credit facility could be accelerated and could become immediately due and payable. Similarly, a negative outcome in such litigation could result in a similar result under the credit facility maintained by Martin Resource Management. While any such litigation remains pending, there can be no assurance that the litigation parties adverse to our existing management team or the existing management team of Martin Resource Management will not seek to disrupt, delay or postpone any future attempts by us to access the capital markets.
     For a more detailed discussion of these pending litigation matters, please see “Item 9B. Other Information —Existing Litigation at Martin Resource Management.”
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
     As of March 4, 2010, Martin Resource Management owns an approximate 40.0% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:
•	Officers of Martin Resource Management who provide services to us also devote significant time to the businesses of Martin Resource Management and are compensated by Martin Resource Management for that time.

•	Neither our partnership agreement nor any other agreement requires Martin Resource Management to pursue a business strategy that favors us or utilizes our assets or services. Martin Resource Management’s directors and officers have a fiduciary duty to make these decisions in the best interests of the shareholders of Martin Resource Management without regard to the best interests of the unitholders.

•	Martin Resource Management may engage in limited competition with us.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Martin Resource Management, in resolving conflicts of interest, which has the effect of reducing its fiduciary duty to our unitholders.

•	Under our partnership agreement, our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders will be treated as having consented to some actions and conflicts of interest that, without such consent, might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Our general partner determines which costs incurred by Martin Resource Management are reimbursable by us.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by Martin Resource Management.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	The audit committee of our general partner retains our independent auditors.

•	In some instances, our general partner may cause us to borrow funds to permit us to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

•	Our general partner has broad discretion to establish financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.
Martin Resource Management and its affiliates may engage in limited competition with us.
     Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence”. If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
If Martin Resource Management were ever to file for bankruptcy or otherwise default on its obligations under its credit facility, amounts we owe under our credit facility may become immediately due and payable and our results of operations could be adversely affected.
     If Martin Resource Management were ever to commence or consent to the commencement of a bankruptcy proceeding or otherwise defaults on its obligations under its credit facility, its lenders could foreclose on its pledge of the interests in our general partner and take control of our general partner. If Martin Resources Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, either a judgment against Martin Resource Management or a bankruptcy filing by or against Martin Resource Management could independently result in an event of default under our credit facility if it could reasonably be expected to have a material adverse effect on us. If our lenders do declare us in default and accelerate repayment, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders. A bankruptcy filing by or against Martin Resource Management could also result in the termination or material breach of some or all of the various commercial contracts between us and Martin Resource Management, which could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
Tax Risks
The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.
     The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. In order for us to be classified as a partnership for U.S. federal income tax purposes, more than 90% of our gross income each year must be “qualifying income” under Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). “Qualifying income” includes income and gains derived from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Thus, “qualifying income” includes income from providing marine transportation services to customers with respect to crude oil, natural gas and certain products thereof but does not include rental income from leasing vessels to customers. The recent decision of the United States Court of Appeals for the Fifth Circuit in Tidewater Inc. v. United States, 565 F.3d 299 (5th Cir. April 13, 2009) held that marine time charter agreements are “leases” that generate rental income for purposes of a foreign sales corporation provision of the Code.
     After the Tidewater decision, there is some uncertainty regarding the status of a significant portion of our income as “qualifying income” and, thus, whether we are classified as a partnership for federal income tax purposes. As a result of this uncertainty, our counsel, Baker Botts L.L.P., has previously rendered an opinion that we should (as opposed to will) be classified as a partnership for U.S. federal income tax purposes. Additionally, as a result of the Tidewater decision, we have requested a private letter ruling from the U.S. Internal Revenue Service to confirm that gross income from our marine time charter agreements constitutes “qualifying income” under Section 7704 of the Internal Revenue Code. There can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will issue a favorable private letter ruling to us.
     If the income from our marine time charters were not considered “qualifying income,” then we would not have satisfied the “qualifying income” requirement of Section 7704 for any year of our existence and, accordingly, we would be classified as a corporation for federal income tax purposes. If we were treated as a corporation for federal income tax purposes, we would owe federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely owe state income tax at varying rates, for 2006 through the current tax year. Distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity for a period of several years, cash available for distribution to unitholders would be reduced. Treatment of us as a corporation would result in a reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a reduction in the value of the common units.
     Moreover, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, members of Congress have considered substantive changes to the existing U.S. tax laws that would have affected certain publicly traded partnerships. Although the legislation considered would not have appeared to affect our tax treatment, we are unable to predict whether any such change or other proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to you.

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
A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units and the costs of any contest will be borne by our unitholders, debt security holders and our general partner.
     Except as noted above, we have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from our counsel’s conclusions. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders, debt security holders and our general partner.
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
     Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation positions that may not conform to all aspects of the Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.
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
Item 4. Reserved
PART II
Item 5. Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
     Our common units are traded on the NASDAQ under the symbol “MMLP.” As of March 2, 2010 there were approximately 24 holders of record and approximately 10,934 beneficial owners of our common units. In addition, as of that date there were 889,444 subordinated units representing limited partner interests outstanding. All of the subordinated units are held by Martin Resource Management through a subsidiary. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:
Fiscal 2009:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated[1]
March 31, 2009	$21.00	$14.89	$0.750	$0.750
June 30, 2009	$21.96	$17.33	$0.750	$0.750
September 30, 2009	$28.50	$20.70	$0.750	$0.750
December 31, 2009	$31.69	$26.02	$0.750	$0.750

Fiscal 2008:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated[1]
March 31, 2008	$37.20	$30.50	$0.720	$0.720
June 30, 2008	$36.24	$31.50	$0.740	$0.740
September 30, 2008	$32.76	$19.23	$0.750	$0.750
December 31, 2008	$26.99	$13.60	$0.750	$0.750

[1]	All of our original 4,253,362 subordinated units which were issued upon the formation of the Partnership and subsequently converted into common units on a one-for-one bases received distributions prior to their conversion. The 889,444 subordinated units issued in connection with the acquisition of the Cross assets will not receive cash distributions until February 2012, the first distribution paid after they automatically convert into common units in November 2011.
     On March 3, 2010, the last reported sales price of our common units as reported on the NASDAQ was $31.91 per unit.
     On November 25, 2009, we closed a transaction with Martin Resource Management and Cross, in which we acquired certain specialty lubricants processing assets from Cross for total consideration of $44.9 million. As consideration for the Contribution, we issued 804,721 of our common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. The common units will be entitled to receive distributions beginning in February 2010, while the subordinated units will have no distribution rights until the second anniversary of closing of the Contribution. At the end of such second anniversary, in November 2011, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units. In connection with the Contribution, our general partner made a capital contribution of $0.9 million to us in order to maintain its 2% general partner interest in us. The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We accounted for the Cross acquisition as a transfer of net assets between entities under common control. The Cross assets were recorded at $33.0 million, which represents the amounts reflected in Martin Resource Management’s historical consolidated financial statements. The difference between the purchase price and Martin Resource Management’s carrying value of the combined net assets acquired and liabilities assumed was recorded as an adjustment to partners’ capital.
     On November 25, 2009, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $20.0 million in cash in us in exchange for 714,285 of our common units. In connection with the Investment, our general partner made a capital contribution to us of $0.4 million in order to maintain its 2% general partner interest in us. Proceeds from the Investment were used to repay borrowings under our credit facility. In issuing the common units, we relied on the exemption from registration provided by Section 4(2) of the Securities Act.
     All of our original 4,253,362 outstanding subordinated units owned by Martin Resource Management and its subsidiaries, which were issued at the formation of the Partnership, converted into common units on a one-for-one basis following our quarterly cash distributions in November 2009. The subordinated units converted as follows: 850,674 on November 14, 2009 and 850,672 each on November 14, 2008, 2007, 2006 and 2005. The common units into which the subordinated units were converted were issued in reliance on Section 3(a)(9) of the Securities Act.
     Within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Until our current subordinated units convert into common units in November 2011, the subordinated units will not have the right to receive distributions of available cash from operating surplus .
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
     Our ability to distribute available cash is contractually restricted by the terms of our credit facility. Our credit facility contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distributions to unitholders if the distribution would cause a default or an event of default, or a default or an event of default is existing, under our credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Credit Facility.”

Item 6. Selected Financial Data
     The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is derived from the audited consolidated financial statements of Martin Midstream Partners L.P.
     The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	2009[1]	2008[1]	2007[1]	2006	2005
Income Statement Data:
Revenues	$662,385	$1,246,444	$804,327	$576,384	$438,443

Cost of product sold	457,259	1,013,526	618,689	459,170	351,820
Operating expenses	117,438	126,808	104,165	65,387	46,888
Selling, general, and administrative	19,775	19,062	13,918	10,977	8,133
Depreciation and amortization	39,506	34,893	26,323	17,597	12,642

Total costs and expenses	633,978	1,194,289	763,095	553,131	419,483
Other operating income	6,013	209	703	3,356	—

Operating income	34,420	52,364	41,935	26,609	18,960

Equity in earnings of unconsolidated entities	7,044	13,224	10,941	8,547	1,591
Interest expense	(18,995)	(21,433)	(15,125)	(12,466)	(6,909)
Debt prepayment premium	—	—	—	(1,160)	—
Other, net	326	801	405	713	238

Income before income taxes	22,795	44,956	38,156	22,243	13,880
Income taxes	592	1,398	5,595	—	—

Net income	$22,203	$43,558	$32,561	$22,243	$13,880

Net income per limited partner unit	$1.17	$2.72	$1.67	$1.69	$1.58
Weighted average limited partner units	14,680,807	14,529,826	14,018,799	12,602,000	8,583,634

Balance Sheet Data (at Period End):

Total assets	$685,939	$706,322	$656,604	$457,461	$389,044
Due to affiliates	13,810	23,085	17,119	10,474	3,492
Long-term debt	304,372	295,000	225,000	174,021	192,200
Partner’s capital (owner’s equity)	264,951	246,379	246,765	198,525	95,565

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	47,592	86,340	61,209	39,317	32,334
Investing activities	(14,675)	(106,621)	(130,295)	(95,098)	(138,742)
Financing activities	(34,944)	24,151	69,896	52,991	109,689

Other Financial Data:

Maintenance capital expenditures	7,601	17,998	11,955	12,391	5,100
Expansion capital expenditures	28,572	89,435	109,474	78,267	74,110

Total capital expenditures	$36,173	$107,433	$121,429	$90,658	$79,210

Cash dividends per common unit (in dollars)	$3.00	$2.91	$2.60	$2.44	$2.19

[1]	Financial information for 2007, 2008 and the period from January 1, 2009 through November 24, 2009 have been revised to include results attributable to the Cross assets. The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. We are required to revise our historical financial statements to include the activities of the Cross assets as of the date of common control. Martin Resource Management acquired Cross in November 2006; however, the activity for the period Cross was owned by Martin Resource Management during 2006 was not considered significant to our consolidated financial statements and has been excluded from the 2006 consolidated financial statements. The acquisition of the Cross assets and increase in partners capital for the common and subordinated units issued in November 2009 are recorded at amounts based on the historical carrying value of the Cross assets at that date.

     The following tables present our historical results of operations, the effect of including the results of the Cross assets which are included in our terminalling and storage segment and the revised total amounts included in our consolidated financial statements:

	Year Ended December 31, 2009
	Historical
	Martin Midstream
	Partners LP	Cross Assets Results	Revised Total
	(Dollars in thousands, except per unit amounts)
Revenues	$633,776	$28,609	$662,385
Costs and expenses:
Cost of products sold (excluding depreciation and amortization)	457,259	—	457,259
Operating expenses	98,677	18,761	117,438
Selling, general and administrative	18,090	1,685	19,775
Depreciation and amortization	35,143	4,363	39,506

Total costs and expenses	609,169	24,809	633,978

Other operating income	6,160	(147)	6,013

Operating income	30,767	3,653	34,420

Equity in earnings of unconsolidated entities	7,044	—	7,044
Interest expense	(18,124)	(871)	(18,995)
Other, net	303	23	326

Net income before taxes	19,990	2,805	22,795
Income tax benefit (expense)	549	(1,141)	(592)

Net income	$20,539	$1,664	$22,203

	Year Ended December 31, 2008
	Historical
	Martin Midstream
	Partners LP	Cross Assets Results	Revised Total
	(Dollars in thousands, except per unit amounts)
Revenues	$1,213,958	$32,486	$1,246,444
Costs and expenses:
Cost of products sold (excluding depreciation and amortization)	1,013,526	—	1,013,526
Operating expenses	102,894	23,914	126,808
Selling, general and administrative	16,939	2,123	19,062
Depreciation and amortization	31,218	3,675	34,893

Total costs and expenses	1,164,576	29,712	1,194289

Other operating income	209	—	209

Operating income	49,591	2,773	52,364

Equity in earnings of unconsolidated entities	13,224	—	13,224
Interest expense	(19,777)	(1,656)	(21,433)
Other, net	483	318	801

Net income before taxes	43,521	1,435	44,956
Income tax benefit (expense)	(711)	(687)	(1,398)

Net income	$42,810	$748	$43,558

	Year Ended December 31, 2007
	Historical
	Martin Midstream
	Partners LP	Cross Assets Results	Revised Total
	(Dollars in thousands, except per unit amounts)
Revenues	$765,822	$38,505	$804,327
Costs and expenses:
Cost of products sold (excluding depreciation and amortization)	618,689	—	618,689
Operating expenses	83,533	20,632	104,165
Selling, general and administrative	11,985	1,933	13,918
Depreciation and amortization	23,442	2,881	26,323

Total costs and expenses	737,649	25,446	763,095

Other operating income	703	—	703

Operating income	28,876	13,059	41,935

Equity in earnings of unconsolidated entities	10,941	—	10,941
Interest expense	(14,533)	(592)	(15,125)
Other, net	299	106	405

Net income before taxes	25,583	12,573	38,156
Income tax benefit (expense)	(644)	(4,951)	(5,595)

Net income	$24,939	$7,622	$32,561

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
Overview
We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Our four primary business lines include:
•	Terminalling and storage services for petroleum and by-products;

•	Natural gas services;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.
     The petroleum products and by-products we gather, process, transport, store and market are produced primarily by major and independent oil and gas companies who often turn to third parties, such as us, for the transportation and disposition of these products. In addition to these major and independent oil and gas companies, our primary customers include independent refiners, large chemical companies, fertilizer manufacturers and other wholesale purchasers of these products. We generate the majority of our cash flow from fee-based contracts with these customers. Our location in the Gulf Coast region of the United States provides us strategic access to a major hub for petroleum refining, natural gas gathering and processing and support services for the exploration and production industry.
     We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. As of March 4, 2010, Martin Resource Management owns an approximate 40.0% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.

     The historical operation of our business segments by Martin Resource Management provides us with several decades of experience and a demonstrated track record of customer service across our operations. Our current lines of business have been developed and systematically integrated over this period of more than 50 years, including natural gas services (1950s); sulfur (1960s); marine transportation (late 1980s) and terminalling and storage (early 1990s). This development of a diversified and integrated set of assets and operations has produced a complementary portfolio of midstream services that facilitates the maintenance of long-term customer relationships and encourages the development of new customer relationships.
2009 Developments and Subsequent Events
     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events have restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished and, if available, the cost of funds has increased. One of the features driving investments in master limited partnerships, including us, over the past few years has been the distribution growth offered by master limited partnerships due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets.
     Conditions in our industry continued to be challenging in 2009. For example:
•	Market prices of oil, natural gas, NGLs, and sulfur remained below the market prices realized throughout most of 2008.

•	The decline in drilling activity by gas producers in our areas of operations that began during the fourth quarter of 2008 as a result of the global economic crisis has continued. Several gas producers in our areas of operation substantially reduced drilling activity during 2009 as compared to their drilling levels during 2008.

•	The decline in the demand for marine transportation services based on decreased refinery production resulting in an oversupply of equipment.

•	A modest shift in marine transportation contracts from term contracts to spot contracts.
Despite the weaker commodity price environment and reduced drilling activity, we are positioning ourselves to benefit from a recovering economy. In particular:
•	We adjusted our business strategy for 2009 to focus on maximizing our liquidity, maintaining a stable asset base and improving the profitability of our assets by increasing their utilization while controlling costs. We also reduced our capital expenditures.

•	We continue to evaluate opportunities to enter into commodity hedging transactions to further reduce our commodity price risk.

•	We completed the disposition of certain non-strategic assets including the April 2009 sale of the Mont Belvieu Railcar Unloading Facility for $19.6 million, and we may consider marketing certain other non-strategic assets in the future.

•	We extended the maturity date of our existing credit facility and increased the aggregate commitments of the lenders thereunder through an amendment in order to have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The current economic crisis and the existing litigation at Martin Resource Management created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders.

•	We acquired certain assets of a subsidiary of Martin Resource Management in exchange for the issuance of new common and subordinated units to maintain appropriate financial ratios satisfactory to our lenders. See “Recent Acquisitions — Acquisition of Cross Assets”.

     Recent Acquisitions
     Acquisition of Cross Assets. On November 25, 2009, we closed a transaction with Martin Resource Management and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which we acquired certain specialty lubricants processing assets (“Assets”) from Cross for total consideration of $44.9 million (the “Contribution”). As consideration for the Contribution, we issued 804,721 of our common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. The common units will be entitled to receive distributions beginning in February 2010, while the subordinated units will have no distribution rights until the second anniversary of closing of the Contribution. At the end of such second anniversary, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units. In connection with the Contribution, our general partner made a capital contribution of $0.9 million to us in order to maintain its 2% general partner interest in us.
     In connection with the closing of the Contribution, we and Martin Resource Management entered into a long-term, fee for services-based Tolling Agreement whereby Martin Resource Management agreed to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. Under the Tolling Agreement, Martin Resource Management has generally agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels will be refined at a price of $4.28 per barrel. In addition, Martin Resource Management has agreed to pay a monthly reservation fee of $1.3 million and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. The Tolling Agreement has a 12 year term, subject to certain termination rights specified therein. Martin Resource Management will continue to market and distribute all finished products under the Cross brand name. In addition, Martin Resource Management will continue to own and operate the Cross packaging business.
     The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, we are required to revise our financial statements to include activities of the Cross assets as of the date of common control. Our historical financial statements have been recast to reflect the results attributable to the Cross assets as if we owned the Cross assets for all periods presented.
     Acquisition of the East Harrison Pipeline System. In December 2009, we acquired, through Prism Gas, from Woodward Partners, Ltd. 6.45 miles of gathering pipeline referred to as the East Harrison Pipeline System for approximately $0.3 million. The system currently transports approximately 500 Mcfd of natural gas under various transport contracts which provide for a minimum monthly fee.
     Other Developments
     Fourth Amendment to Credit Agreement. On December 21, 2009, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Agreement”), among Martin Operating Partnership L.P., a wholly-owned subsidiary of ours (the “Operating Partnership”), as borrower, the Partnership and certain of our subsidiaries, as guarantors, the financial institutions parties thereto, as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and the various other agents and parties thereto. The Fourth Amendment modified our existing Credit Agreement to, among other things, (1) increase the total commitments of the lenders thereunder from $325.0 million to approximately $335.7 million, (2) provide that the term loans thereunder will automatically convert to revolving loans on November 10, 2010, such that after giving effect to such conversion the aggregate revolving loan commitments will be approximately $335.7 million, (3) extend the maturity date of amounts outstanding under the Credit Agreement from November 10, 2010 to November 9, 2012, (4) increase the applicable interest rate margin and fees payable to the lenders under the Credit Agreement, (5) amend the financial covenants and certain other covenants under the Credit Agreement, (6) include procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $375.0 million for all term loan and revolving loan commitments under the Credit Agreement, (7) eliminate the requirement that we make annual prepayments of the term loans outstanding under the Credit Agreement with excess cash flow, (8) eliminate the swing line facility under the Credit Agreement and (9) limit asset dispositions to $25 million per fiscal year.
     Conversion of Subordinated Units Issued at Formation of Partnership. On November 14, 2009, all of our remaining 850,674 outstanding subordinated units issued at the formation of the partnership and owned by Martin Resource Management through a subsidiary converted into common units on a one-for-one basis following our quarterly cash distribution on such date. All of the 4,253,362 original subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership.

     Investment by Martin Resource Management. On November 25, 2009, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $20.0 million in cash in the Partnership in exchange for 714,285 of our common units (the “Investment”). In connection with the Investment, our general partner made a capital contribution to us of $0.4 million in order to maintain its 2% general partner interest in us. Proceeds from the Investment were used to repay borrowings under our credit facility.
     Subsequent Events
     Fifth Amendment to Credit Agreement. On January 14, 2010, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to, among other things, (1) permit us to invest up to $25 million in our joint ventures and (2) limit our ability to make capital expenditures.
     Increase Joinder. On February 25, 2010, we entered into a Commitment Increase and Joinder Agreement (the “Increase Joinder”) with respect to the Credit Agreement. The Increase Joinder increased the maximum amount of borrowings and letters of credit under our credit facility from approximately $335.7 million to $350.0 million.
     Acquisition by Waskom of the Harrison Pipeline System. On January 15, 2010, the Partnership, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System. The Partnership’s share of the acquisition cost is approximately $20.0 million.
     Quarterly Distribution. On January 21, 2010, we declared a quarterly cash distribution of $0.75 per common unit for the fourth quarter of 2009, or $3.00 per common unit on an annualized basis, to be paid on February 12, 2010 to unitholders of record as of February 5, 2010, reflecting no change over the quarterly distribution paid in respect to the third quarter of 2009.
     Public Offering. In February 2010, we completed a public offering of 1,650,000 common units, resulting in net proceeds of $50.6 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.
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
     You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements contained in this annual report on Form 10-K. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units as it relates to our annual goodwill evaluation.
     Derivatives
     All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2009, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.

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
     Revenue Recognition
     Revenue for our four operating segments is recognized as follows:
     Terminalling and storage — Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. For our tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
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
     We have performed the annual impairment tests as of September 30, 2009, September 30, 2008, and September 30, 2007, and we have determined fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method, and (iii) the guideline transaction method. At September 30, 2009, 2008 and 2007 the estimated fair value of each of our four reporting units was in excess of its carrying value resulting in no impairment.
     As a result of the deterioration in the overall stock market subsequent to September 30, 2008 and the decline in our unit price, we reviewed specific factors, as outlined in under certain provisions of ASC 350-20, to determine if we had a trigging event that required us to test our goodwill for impairment as of December 31, 2008. These factors included whether there have been any significant fundamental changes since our annual impairment test to (i) our business as a whole or to the reporting units, including regulatory changes, (ii) our level of operating cash flows, (iii) our expectation of future levels of operating cash flows, (iv) our executive management team and (v) the carrying value of our other long-lived assets. While these factors did not indicate a triggering event occurred, our unit price fell to a point by December 31, 2008, that resulted in our total market capitalization being less than our partner’s equity. We determined this to be a triggering event requiring us to perform an impairment test as of December 31, 2008. As a result of our goodwill impairment test for each of the four reporting units as of December 31, 2008, no impairment was determined to exist.
     No such triggering events occurred that would cause us to perform an impairment test at December 31, 2009.
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
     Our management closely monitors potentially uncollectible accounts. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due us could potentially be adversely affected. These charges have not had a materially adverse effect on our operations or financial condition.
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
Our Relationship with Martin Resource Management
     Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement. In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
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
     For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements.”
Results of Operations
     The results of operations for the twelve months ended December 31, 2009, 2008 and 2007 have been derived from our consolidated financial statements.
     We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the twelve months ended December 31, 2009, 2008 and 2007.

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income(loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
	(In thousands)
Year ended December 31, 2009:
Terminalling and storage	$109,513	$(4,219)	$105,294	$20,231	$(2,332)	$17,899
Natural gas services	408,989	(7)	408,982	4,880	786	5,666
Sulfur services	79,631	(2)	79,629	9,575	4,201	13,776
Marine transportation	72,103	(3,623)	68,480	5,811	(2,655)	3,156
Indirect selling, general and administrative	—	—	—	(6,077)	—	(6,077)

Total	$670,236	$(7,851)	$662,385	$34,420	$—	$34,420

Year ended December 31, 2008:
Terminalling and storage	$122,960	$(4,189)	$118,771	$15,034	$(3,635)	$11,399
Natural gas services	679,375	—	679,375	2,780	945	3,725
Sulfur services	372,987	(1,038)	371,949	31,956	5,224	37,180
Marine transportation	80,059	(3,710)	76,349	8,104	(2,534)	5,570
Indirect selling, general and administrative	—	—	—	(5,510)	—	(5,510)

Total	$1,255,381	$(8,937)	$1,246,444	$52,364	$—	$52,364

			Operating		Operating	Operating
		Revenues	Revenues	Operating	Income	Income(loss)
	Operating	Intersegment	after	Income	Intersegment	after
	Revenues	Eliminations	Eliminations	(loss)	Eliminations	Eliminations
	(In thousands)
Year ended December 31, 2007:
Terminalling and storage	$98,295	$(865)	$97,430	$23,804	$(472)	$23,332
Natural gas services	515,992	—	515,992	4,159	333	4,492
Sulfur services	131,602	(276)	131,326	9,222	3,818	13,040
Marine transportation	63,533	(3,954)	59,579	7,949	(3,679)	4,270
Indirect selling, general and administrative	—	—	—	(3,199)	—	(3,199)

Total	$809,422	$(5,095)	$804,327	$41,935	$—	$41,935

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
     The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, we are required to revise our financial statements to include activities of the Cross assets as of the date of common control. Our historical financial statements have been recast to reflect the results attributable to the Cross assets as if we owned the Cross assets for all periods presented.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Our total revenues before eliminations were $670.2 million for the year ended December 31, 2009 compared to $1,255.4 million for the year ended December 31, 2008, a decrease of $585.2 million, or 47%. Our operating income before eliminations was $34.4 million for the year ended December 31, 2009 compared to $52.4 million for the year ended December 31, 2008, a decrease of $18.0 million, or 34%.
     The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2009	2008
	(In thousands)
Revenues:
Services	$73,885	$72,604
Products	35,628	50,356

Total Revenues	109,513	122,960
Cost of products sold	31,331	42,721
Operating expenses	45,783	50,001
Selling, general and administrative expenses	1,955	2,243
Depreciation and amortization	15,717	12,947

	14,727	15,048

Other operating income (loss)	5,504	(14)

Operating income	$20,231	$15,034

     Revenues. Our terminalling and storage revenues decreased $13.4 million, or 11%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Service revenue accounted for a $1.3 million increase offset by a $14.7 million decrease in lubricant product sales. The service revenue increase was primarily a result of new agreements entered into in 2008 and 2009, including a new lubricant terminalling fee of $5.3 million. This service revenue increase was offset by decreased activity at our terminals of $2.4 million, decreased revenues from the Cross assets of $1.2 million, and lost revenues due to the sale of our Mont Belvieu terminal of $0.4 million. Of the $14.7 million lubricant product sales decrease, $12.6 million was due to the sale of our traditional lubricants business, including inventory, to Martin Resource

Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals. The remaining $2.1 million decrease is due to a 13% decrease in average selling price offset by a 7% increase in sales volumes at our Mega Lubricant facility.
     Cost of products sold. Our cost of products sold decreased $11.4 million, or 27% for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily due to the sale of our traditional lubricants business, including inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals.
     Operating expenses. Operating expenses decreased $4.2 million, or 8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was a result of a $3.2 million decrease from the Cross assets, a $1.1 million decreases in hurricane expenses that were recorded in 2008, and a decrease in utility cost of $0.5 million. These decreases were offset by an increase in salaries and burden of $0.3 million and product hauling costs of $0.3 million.
     Selling, general and administrative expenses. Selling, general & administrative expenses decreased $0.3 million, or 13% for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily due to the Cross assets.
     Depreciation and amortization. Depreciation and amortization increased $2.8 million, or 21%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was primarily a result of our recent acquisitions and capital expenditures.
     Other operating income (loss). Other operating income for the year ended December 31, 2009 consisted primarily of a gain on the sale of our Mont Belvieu terminal on April 30, 2009.
     In summary, terminalling and storage operating income increased $5.2 million, or 35%, for the years ended December 31, 2009 and 2008.
     Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2009	2008
	(In thousands)
Revenues:
NGLs	$384,124	$615,966
Natural gas	20,334	59,346
Non-cash mark to market and impairment adjustments of commodity derivatives	(2,490)	4,930
Gain (loss) on cash settlements of commodity derivatives	3,273	(3,932)
Other operating fees	3,748	3,065

Total revenues	408,989	679,375

Cost of products sold:
NGLs	364,350	599,835
Natural gas	19,261	58,771

Total cost of products sold	383,611	658,606

Operating expenses	8,627	8,633
Selling, general and administrative expenses	7,332	5,292
Depreciation and amortization	4,527	4,067

	4,892	2,777

Other operating income	(12)	3

Operating income	$4,880	$2,780

NGLs Volumes (Bbls)	9,880	8,794

Natural Gas Volumes (Mmbtu)	6,155	7,267

Equity in Earnings of Unconsolidated Entities	$7,044	$13,224

Waskom:
Plant Inlet Volumes (MMcfd)	243	257

Frac Volumes (Bbls/d)	10,034	10,542

*	Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

     Revenues. Our natural gas services revenues decreased $270.4 million, or 40% for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to lower commodity prices.
     For the year ended December 31, 2009, NGL revenues decreased $231.8 million, or 38% and natural gas revenues decreased $39.0 million, or 66%. During 2009, our NGL average sales price per barrel decreased $31.17 or 45% and our natural gas average sales price per Mmbtu decreased $4.86, or 60% compared to the same period in 2008. NGL sales volumes for the year increased 12% and natural gas volumes decreased 15% compared to the same period of 2008. The increase in NGL volumes is primarily due to increased industrial demand experienced during 2009 and the decrease in natural gas volumes is primarily due to the Waskom plant shutdown in second quarter 2009 and operational issues on various producer’s gathering lines in fourth quarter 2009.
     Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the year ended December 31, 2009, 54% of our total natural gas volumes and 35% of our total NGL volumes were hedged as compared to 58% and 33%, respectively in 2008. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.8 million for 2009 compared to an increase of $1.0 million in the same period of 2008.
     Costs of product sold. Our cost of products decreased $275.0 million, or 42%, for the year ended December 31, 2009 compared to the same period in 2008. Of the decrease, $235.5 million relates to NGLs and $39.5 million relates to natural gas. The percentage decrease in NGL cost of products sold is greater than our percentage decrease in NGL revenues as our NGL per barrel margins increased $0.17, or 9%. The percentage decrease relating to natural gas cost of products sold is greater than the percentage decrease in natural gas revenues which caused our Mmbtu margins to increase by 121%. This is primarily a result of revisions to the terms of certain producer contracts.
     Operating expenses. Operating expenses remained consistent for the years ended December 31, 2009 and 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million, or 39%. for the year ended December 31, 2009 compared to the same period of 2008. This increase was primarily a result of increased salary expenses due to increased headcount and compensation increases of $1.6 million and an increase in expense related to uncollectible accounts receivable of $0.4 million.
     Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 11%, for the year ended December 31, 2009 compared to the same period of 2008. This increase was primarily a result of normal capital expenditure activity during the current year.
     In summary, our natural gas services operating income increased $2.1 million, or 76%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
     Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $7.0 million and $13.2 million for the year ended December 31, 2009 and 2008, respectively, a decrease of 47%. This decrease is a result of several factors including significantly lower commodity prices and the Waskom plant shutdown during the second quarter of 2009 which contributed to our inlet volumes decreasing 5% and our fractionation volumes decreasing 5% for the year ended December 31, 2009 compared to the same period of 2008.

     Sulfur Services Segment
     The following table summarizes our results of operations in our sulfur services segment.

	Years Ended December 31,
	2009	2008
	(In thousands)
Revenues	$79,631	$372,987
Cost of products sold	43,748	314,001
Operating expenses	17,113	17,963
Selling, general and administrative expenses	3,449	3,382
Depreciation and amortization	6,151	5,751

	9,170	31,890

Other operating income	405	66

Operating income	$9,575	$31,956

Sulfur (long tons)	1,107.4	1,094.3
Fertilizer (long tons)	238.0	227.6

Sulfur Services Volumes (long tons)	1,345.4	1,321.9

     Revenues. Our sulfur services revenues decreased $293.4 million, or 79%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was a result of lower market prices in 2009 compared to 2008 while volumes remained relatively constant.
     Cost of products sold. Our cost of products sold decreased $270.3 million, or 86%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was directly related to the decreased price of our raw materials in 2009 compared to 2008. Our overall gross margin per ton decreased from $44.62 in 2008 to $26.66 in 2009. This is related to commodity prices being extremely high in 2008 compared to a more normalized year like 2009.
     Operating expenses. Our operating expenses decreased $0.9 million, or 5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was a result of decreased costs relating to fuel prices for marine transportation of our sulfur products.
     Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased less than $0.1 million, or 2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
     Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This is attributable to a new sulfur priller at our Neches facility that came online in the first quarter of 2009.
     In summary, our sulfur services operating income decreased $22.4 million, or 70%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
     Marine Transportation Segment
     The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2009	2008
	(In thousands)
Revenues	$72,103	$80,059
Operating expenses	52,335	57,346
Selling, general and administrative expenses	962	2,635
Depreciation and amortization	13,111	12,128

	5,695	7,950

Other operating income	116	154

Operating income	$5,811	$8,104

     Revenues. Our marine transportation revenues decreased $8.0 million, or 10%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our inland marine revenues declined $6.9 million primarily due to decreases in ancillary charges of $4.8 million and a $2.1 million decrease due to reduced charter contract rates. Our offshore revenue decreased $1.1 million primarily from reduction in offshore fleet utilization.
     Operating expenses. Operating expenses decreased $5.0 million, or 9%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This was primarily a result of a decrease in fuel costs of $5.3 million and outside charter expenses of $2.1 million. These decreases were offset by increases in repair and maintenance of $1.0 million, wage and burden cost of $0.8 million and other operating expenses, including insurance premiums, of $0.6 million.
     Selling, general and administrative expenses. Selling, general & administrative expenses decreased $1.7 million, or 63% for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily a result of a reduction of bad debt expense in 2009.
     Depreciation and amortization. Depreciation and amortization increased $1.0 million, or 8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was the result of capital expenditures made in the last 12 months.
     Other operating income. Other operating income remained relatively flat for the year ended December 31, 2009 compared to the year ended December 31, 2008. In 2009, there were fewer gains recorded on the sale of property and equipment than in 2008.
     In summary, our marine transportation operating income decreased $2.3 million, or 28%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
     Equity in Earnings of Unconsolidated Entities
     For the years ended December 31, 2009 and 2008, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom Gas Processing Company (“Waskom”), Matagorda, PIPE and BCP. With respect to BCP, the lease contract terminated in June 2009, and, as such, the investment was fully amortized as of June 20, 2009.
     Equity in earnings of unconsolidated entities was $7.0 million for the year ended December 31, 2009, compared to $13.2 million for the year ended December 31, 2008, a decrease of $6.2 million. This decrease is a result of several factors including significantly lower commodity prices and the Waskom plant shutdown during the second quarter of 2009 which contributed to our inlet volumes decreasing 5% and our fractionation volumes decreasing 5% for the year ended December 31, 2009 compared to the same period of 2008.
     Interest Expense
     Our interest expense for all operations was $19.0 million for 2009 compared to $21.4 million for 2008, a decrease of $2.4 million, or 11%. This decrease was primarily due to a decrease in average debt outstanding and a decrease in interest rates throughout 2009 compared to 2008. Also, we had interest swap cash settlements of $7.9 million which increased interest expense in 2009.
     Indirect Selling, General and Administrative Expenses
     Indirect selling, general and administrative expenses were $6.1 million for 2009 compared to $5.5 million for 2008, an increase of $0.6 million or 11%.
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
     In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. For the years ended December 31, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5 and $2.9 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Our total revenues before eliminations were $1,255.4 million for the year ended December 31, 2008 compared to $809.4 million for the year ended December 31, 2007, an increase of $446.0 million, or 55%. Our operating income before eliminations was $52.4 million for the year ended December 31, 2008 compared to $41.9 million for the year ended December 31, 2007, an increase of $10.5 million, or 25%.
     The acquisition of the Cross assets were considered transfers of net assets between entities under common control. Accordingly, we are required to revise our financial statements to include activities of the Cross assets as of the date of common control. Our historical financial statements have been recast to reflect the results attributable to the Cross assets as if we owned the Cross assets for all periods presented.
     The results of operations are described in greater detail on a segment basis below.
     Terminalling and Storage Segment
     The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues:
Services	$72,604	$67,905
Products	50,356	30,390

Total Revenues	122,960	98,295
Cost of products sold	42,721	26,298
Operating expenses	50,001	36,871
Selling, general and administrative expenses	2,243	2,071
Depreciation and amortization	12,947	9,239

	15,048	23,817

Other operating income (loss)	(14)	(12)

Operating income	$15,034	$23,804

     Revenues. Our terminalling and storage revenues increased $24.7 million, or 25%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Service revenue accounted for $4.7 million of this increase. The service revenue increase was primarily a result of recent acquisitions and capital projects being placed into service during the end of 2007 and throughout 2008 which totaled $9.0 million and increased service revenue of $1.7 million. These increases were offset by a $6.0 million decrease in Cross revenues. Product revenue, which is lubricant sales, increased $20.0 million primarily due to our acquisition of the operations assets of Mega Lubricants Inc. (“Mega Lube”) in June 2007.
     Cost of products sold. Our cost of products sold increased $16.4 million, or 62% for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of the Mega Lube acquisition.
     Operating expenses. Operating expenses increased $13.1 million, or 36%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was result of our recent acquisitions and capital projects placed into service during the end of 2007 and throughout 2008 which totaled $6.1 million. The increase was also a result of inclusion of operating expenses for the Cross assets of $3.3 million, increased operating activities of $0.9 million and an increase in costs of those activities at our terminals, including increased salaries and related burden of $1.3 million and utility costs of $0.3 million. Hurricane expenses also accounted for $1.1 million of this increase.
     Selling, general and administrative expenses. Selling, general & administrative expenses increased $0.2 million, or 8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily due to the Cross assets.
     Depreciation and amortization. Depreciation and amortization increased $3.7 million, or 40%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily a result of our recent acquisitions and capital expenditures.

     Other operating income (loss). Other operating income was approximately the same for the year ended December 31, 2008 compared to the year ended December 31, 2007. This consisted solely of a loss related to the sale of equipment for both periods.
     In summary, terminalling and storage operating income decreased $8.8 million, or 37%, for the years ended December 31, 2008 and 2007.
     Natural Gas Services Segment
     The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2008	2007
	(In thousands)
Revenues:
NGLs	$615,966	$481,018
Natural gas	59,346	35,983
Non-cash mark to market and impairment adjustments of commodity derivatives	4,930	(3,104)
Loss on cash settlements of commodity derivatives	(3,932)	(611)
Other operating fees	3,065	2,706

Total revenues	679,375	515,992

Cost of products sold:
NGLs	599,835	461,489
Natural gas	58,771	34,485

Total cost of products sold	658,606	495,974

Operating expenses	8,633	7,082
Selling, general and administrative expenses	5,292	5,524
Depreciation and amortization	4,067	3,252

	2,777	4,160

Other operating income	3	(1)

Operating income	$2,780	$4,159

NGLs Volumes (Bbls)	8,794	8,266

Natural Gas Volumes (Mmbtu)	7,267	5,550

*	Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$13,224	$10,941

Waskom:
Plant Inlet Volumes (MMcfd)	257	229

Frac Volumes (Bbls/d)	10,542	8,725

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
     Operating expenses. Our operating expenses increased $0.9 million, or 5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was a result of increased costs relating to fuel prices for marine transportation $0.4 million and increased gas utilities pricing $0.5 million.
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
     Operating expenses. Operating expenses increased $10.4 million, or 22%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to increases in fuel of $4.7 million, salaries and wages of $3.3 million, property and liability premiums of $0.6 million and repair and maintenance expenses of $0.4 million.
     Selling, general and administrative expenses. Selling, general & administrative expenses increased $2.1 million, or 393% for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was a result of the bankruptcy of a contractor to which we had made advance payments for the construction of vessels of $1.3 million and other expenses associated with the expansion of our fleet.
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
     Interest Expense
     Our interest expense for all operations was $21.4 million for 2008 compared to $15.1 million for 2007, an increase of $6.3 million, or 42%. This increase was primarily due to an increase in average debt outstanding offset by a decrease in interest rates throughout 2008 compared to 2007. Also, we had interest swap cash settlements of $2.7 million and mark-to-market charges of $0.7 million which increased interest expense in 2008.
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
Liquidity and Capital Resources
Amendment to Credit Facility; Impact of Current Economic Crisis and Existing Litigation at Martin Resource Management
     On December 21, 2009, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Credit Agreement (the “Credit Agreement”), among Martin Operating Partnership L.P., a wholly-owned subsidiary of ours (the “Operating Partnership”), as borrower, the Partnership and certain of our subsidiaries, as guarantors, the financial institutions parties thereto, as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and the various other agents and parties thereto. The Fourth Amendment modified our existing Credit Agreement to, among other things, (1) increase the total commitments of the lenders thereunder from $325.0 million to approximately $335.7 million, (2) provide that the term loans thereunder will automatically convert to revolving loans on November 10, 2010, such that after giving effect to such conversion the aggregate revolving loan commitments will be approximately $335.7 million, (3) extend the maturity date of amounts outstanding under the Credit Agreement from November 10, 2010 to November 9, 2012, (4) increase the applicable interest rate margin and fees payable to the lenders under the Credit Agreement, (5) amend the financial covenants and certain other covenants under the Credit Agreement, (6) include procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $375.0 million for all term loan and revolving loan commitments under the Credit Agreement, (7) eliminate the requirement that we make annual prepayments of the term loans outstanding under the Credit Agreement with excess cash flow, (8) eliminate the swing line facility under the Credit Agreement and (9) limit asset dispositions to $25 million per fiscal year.
     Subsequently, on January 14, 2010, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to, among other things, (1) permit us to invest up to $25 million in our joint ventures and (2) limit our ability to make capital expenditures. And on February 25, 2010, we entered into a Commitment Increase and Joinder Agreement (the “Increase Joinder”) with respect to the Credit Agreement. The Increase Joinder increased the maximum amount of borrowings and letters of credit under our credit facility from approximately $335.7 million to $350.0 million.
     Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2010.
     Due to restrictions on liquidity within the capital markets and the existing litigation at Martin Resource Management our ability to access the capital markets in the future may be constrained. Our near-term focus is to ensure we have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The current economic crisis and the existing litigation at Martin Resource Management has created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders. We continue to evaluate our liquidity and capital resources and we have and will continue to consider sales of non-essential assets and other available options for additional liquidity. For example, in the second quarter of 2009 we sold the assets comprising the Mont Belvieu railcar unloading facility to Enterprise Products Operating LLC. See Note 16 to our Financial Statements — Gain on Disposal of Assets.
     Within the constraints noted above, we intend to move forward with our commercially supported internal growth projects. We may revise the timing and scope of other projects as necessary to adapt to existing economic, capital market and litigation conditions affecting us.
     Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks. For example, the impact of the current economic crisis may significantly affect our customers, including their ability to satisfy receivables to us on a timely basis. Please read “Item 1A. Risk Factors – Risks Related to Our Business” for a discussion of such risks.
     General
     In 2009, cash decreased $2.0 million as a result of $47.6 million provided by operating activities, $14.7 million used in investing activities and $34.9 million used in financing activities. In 2008, cash increased $3.9 million as a result of $86.3 million provided by operating activities, $106.6 million used in investing activities and $24.2 million provided by financing activities. In 2007, cash increased $0.8 million as a result of $61.2 million provided by operating activities, $130.3 million used in investing activities and $69.9 million provided by financing activities.
     For 2009, our investing activities of $14.7 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $0.4 million and $3.8 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2009, respectively. For 2008, our investing activities of $106.6 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $0.9 million and $5.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2008, respectively. For 2007, our investing activities of $130.3 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, and investments in and returns of investments from unconsolidated partnerships. Our investment in unconsolidated partnerships helped to fund $1.2 million and $8.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2007, respectively.

     For 2009, 2008 and 2007 our capital expenditures for property and equipment were $44.1 million, $107.4 million, and $121.4 million, respectively.
     As to each period:
•	In 2009, we spent $36.5 million for expansion and $7.6 million for maintenance (including $0.9 million for maintenance in the fourth quarter of 2009). Our expansion capital expenditures were made in connection with marine vessel purchases and conversions, construction projects associated with our terminalling and sulfur services businesses. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•	In 2008, we spent $89.4 million for expansion and $18.0 million for maintenance (including $7.0 million for maintenance in the fourth quarter of 2008). Our expansion capital expenditures were made in connection with marine vessel purchases and conversions, construction projects associated with our terminalling business. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and in our terminalling and sulfur services at our Neches facility, where $1.5 million in maintenance capital expenditures was spent in connection with restoration of assets destroyed in Hurricanes Gustav and Ike.

•	In 2007, we spent $109.5 million for expansion and $11.9 million for maintenance (including $4.1 million for maintenance in the fourth quarter of 2007). Our expansion capital expenditures were made in connection with the Woodlawn and Mega Lube acquisitions, marine vessel purchases and conversions, construction projects associated with our terminalling business, and the sulfuric acid plant construction project at our facility in Plainview, Texas. Our maintenance capital expenditures were primarily made in our marine transportation segment for routine dry dockings of our vessels pursuant to the United States Coast Guard requirements and include $0.3 million spent in connection with the restoration of assets destroyed in hurricanes Rita and Katrina.
     In 2009, our financing activities consisted of payments of long-term debt under our credit facilities of $432.0 million and borrowings of long-term debt under our credit facilities of $433.7 million, cash distributions paid to common and subordinated unitholders of $47.5 million, purchase of treasury stock of $0.1 million and payments of debt issuance costs of $10.4 million. Additional financing activities consisted of $20.0 million in connection with a private equity offering issuance of 714,285 common units to Martin Resource Management and contributions of $1.3 million from our general partner to maintain its 2% general partner interest.
     In November 2009, we acquired the Cross assets for total consideration of $44.9 million as a result of a non-cash financing activity. As consideration for the contribution of the Cross assets, we issued 804,721 of our common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. In connection with the contribution of the Cross assets, our general partner made a capital contribution of $0.9 million to us in order to maintain its 2% general partner interest.
     In 2008, our financing activities consisted of payments of long-term debt under our credit facilities of $257.2 million and borrowings of long-term debt under our credit facilities of $327.2 million, cash distributions paid to common and subordinated unitholders of $45.7 million, purchase of treasury stock of $0.1 million and payments of debt issuance costs of $18 thousand.
     In 2007, our financing activities consisted of payments of long-term debt under our credit facilities of $169.0 million and borrowings of long-term debt under our credit facilities of $220.0 million, cash distributions paid to common and subordinated unitholders of $37.9 million and payments of debt issuance costs of $0.3 million. Additional financing activities consisted of net proceeds from a follow-on public equity offering of $55.9 million and contributions of $1.2 million from our general partner to maintain its 2% general partner interest.
     Capital Resources
     Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity needs to be cash flows from operations and borrowings under our credit facility.
     As of December 31, 2009, we had $298.2 million of outstanding indebtedness, consisting of outstanding borrowings of $230.3 million under our revolving credit facility and $67.9 million under our term loan facility.

     In November 2009, we acquired certain specialty lubricants processing assets through the issuance of 804,721 common units and 889,444 subordinated units for total consideration of $44.9 million. Our general partner contributed $0.9 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.
     In November 2009, we issued 714,285 common units to Martin Resource LLC, an affiliate of Martin Resource Management, for approximately $20.4 million, including a capital contribution of approximately $0.4 million made by our general partner in order to maintain its 2% general partner interest in us. These funds were used to reduce the revolving line of credit.
Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2009 is as follows (dollars in thousands):

	Payment due by period
	Total		1-3	3-5
Type of Obligation	Obligation	Less than One Year	Years	Years	Due Thereafter
Long-Term Debt
Revolving credit facility	$230,251	$—	$230,251	$—	$—
Term loan facility	67,949	—	67,949	—	—
Capital leases including current maturities	6,283	111	297	482	5,393
Non-competition agreements	250	50	100	100	—
Purchase obligations	23,280	7,760	15,520	—	—
Operating leases	23,082	4,233	9,698	4,314	4,837
Interest expense(1)
Revolving credit facility	53,205	18,614	34,591	—	—
Term loan facility	9,190	3,215	5,975	—	—
Capital leases	6,071	991	1,921	1,800	1,359

Total contractual cash obligations	$419,561	$34,974	$366,302	$6,696	$11,589

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
Letter of Credit. At December 31, 2009, we had outstanding irrevocable letters of credit in the amount of $2.1 million, which were issued under our revolving credit facility.
Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
     Description of Our Credit Facility
     On November 10, 2005, we entered into a $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which includes a $20.0 million letter of credit sub-limit. Our credit facility, as amended on December 21, 2009, also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $375.0 million for all commitments under the credit facility. Effective June 30, 2006, we increased our revolving credit facility by $25.0 million, resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility by $75.0 million, resulting in a committed $195.0 million revolving credit facility. Effective December 21, 2009, (i) we increased our revolving credit facility by approximately $72.7 million, resulting in a committed $267.8 million revolving credit facility and (ii) decreased our term loan facility by approximately $62.1 million, resulting in a $67.9 million term loan facility. On November 10, 2010, the term loans under our credit facility will automatically convert to revolver loans that mature on November 9, 2012 along with the aggregate principal amount all outstanding committed revolver loans outstanding on such date.
     Under the credit facility, as of December 31, 2009, we had approximately $230.3 million outstanding under the revolving credit facility, $67.9 million outstanding under the term loan facility, and $2.1 million of letters of credit issued under our credit facility, leaving approximately $35.4 million available under our credit facility for future revolving credit borrowings and letters of credit.

     On February 25, 2010, we increased the maximum amount of borrowings and letters of credit under our credit facility from approximately $335.7 million to $350.0 million. As of February 25, 2010, after giving effect to this increase, we had approximately $210.1 million outstanding under the revolving credit facility, $67.9 million outstanding under the term loan facility, and $2.1 million of letters of credit issued under our credit facility, leaving approximately $69.9 million available under our credit facility for future revolving credit borrowings and letters of credit. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During 2009, draws on our credit facility ranged from a low of $285.0 million to a high of $315.0 million.
     The credit facility matures on November 9, 2012, and all amounts outstanding thereunder are due on such date. The credit facility is guaranteed by substantially all of our subsidiaries. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, , including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in our subsidiaries and certain of our equity method investees.
     We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, equity issuances and debt incurrences. Prepayments as a result of asset sales and debt incurrences require a mandatory reduction of the lenders’ commitments under the credit facility equal to 25% of the corresponding mandatory prepayment, but in no event will such prepayments cause the lenders’ commitments under the credit facility to be less than $250.0 million. Prepayments as a result of equity issuances do not require any reduction of the lenders’ commitments under the credit facility.
     Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee of 0.50% per annum on the unused revolving credit availability under the credit facility. The letter of credit fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the new credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

		Eurodollar Rate	Letter of Credit
Leverage Ratio	Base Rate Loans	Loans	Fees
Less than 2.75 to 1.00	2.50%	3.50%	3.50%
Greater than or equal to 2.75 to 1.00 and less than 3.00 to 1.00	2.75%	3.75%	3.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	3.00%	4.00%	4.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	3.50%	4.50%	4.50%
Greater than or equal to 4.00 to 1.00	3.75%	4.75%	4.75%
     As of December 31, 2009, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 4.50%. Effective January 1, 2010, based on our leverage ratio as of December 31, 2010, the applicable margin for Eurodollar Rate borrowings will remain at 4.50% until the next quarterly determination of our leverage ratio. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.
     The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.25 to 1.00. After our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.00 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00.
     In addition, the credit facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to:

•	grant or assume liens;

•	make investments (including investments in our joint ventures) and acquisitions;

•	enter into certain types of hedging agreements;

•	incur or assume indebtedness;

•	sell, transfer, assign or convey assets;

•	repurchase our equity, make distributions and certain other restricted payments, but the credit facility permits us to make quarterly distributions to unitholders so long as no default or event of default exists under the credit facility;

•	change the nature of our business;

•	engage in transactions with affiliates.

•	enter into certain burdensome agreements;

•	make certain amendments to the omnibus agreement and our material agreements;

•	make capital expenditures; and

•	permit our joint ventures to incur indebtedness or grant certain liens.
Each of the following will be an event of default under the credit facility:
•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to meet the quarterly financial covenants;

•	failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;

•	the failure of any representation or warranty to be materially true and correct when made;

•	our or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount;

•	bankruptcy or other insolvency events involving us or any of our subsidiaries;

•	judgments against us or any of our subsidiaries, in excess of a threshold amount;

•	certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount;

•	a change in control (as defined in the credit facility);

•	the termination of any material agreement or certain other events with respect to material agreements;

•	the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral;

•	any of our joint ventures incurs debt or liens in excess of a threshold amount.
     The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding there under immediately due and payable. In addition, either a bankruptcy event with respect to Martin Resource Management or a judgment with respect to Martin Resource Management could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us.

     If an event of default relating to bankruptcy or other insolvency events occurs with respect to us or any of our subsidiaries, all indebtedness under our credit facility will immediately become due and payable. If any other event of default exists under our credit facility, the lenders may terminate their commitments to lend us money, accelerate the maturity of the indebtedness outstanding under the credit facility and exercise other rights and remedies. In addition, if any event of default exists under our credit facility, the lenders may commence foreclosure or other actions against the collateral. Any event of default and corresponding acceleration of outstanding balances under our credit facility could require us to refinance such indebtedness on unfavorable terms and would have a material adverse effect on our financial condition and results of operations as well as our ability to make distributions to unitholders.
     If any default occurs under our credit facility, or if we are unable to make any of the representations and warranties in the credit facility, we will be unable to borrow funds or have letters of credit issued under our credit facility.
     As of March 3, 2010, our outstanding indebtedness includes $275.0 million under our credit facility.
     We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.
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
     Effective January 2008, we entered into an interest rate swap that swaps $25.0 million of floating rate to fixed rate. The fixed rate cost is 3.400% plus our applicable LIBOR borrowing spread. Effective April 2009, we entered into two subsequent swaps to lower our effective fixed rate to 3.050% plus our applicable LIBOR borrowing spread. The original swap and the first subsequent swap are accounted for using mark-to-market accounting. The second subsequent swap is accounted for using hedge accounting. Each of the swaps matured in January 2010.
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
Impact of Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2009, 2008 and 2007. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure our unitholders that we will be able to pass along increased costs to our customers.
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
Environmental Matters
     Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2009, 2008 or 2007.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Historically, we have not engaged in commodity contract trading or hedging activities. However, in connection with our acquisition of Prism Gas, we have established a hedging policy. For the year ended December 31, 2009, changes in the fair value of our derivative contracts were recorded both in earnings and accumulated other comprehensive income (“AOCI”) since we have designated a portion of our derivative instruments as hedges as of December 31, 2009.
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
     On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, have established a maximum credit limit threshold pursuant to our hedging policy, and monitor the appropriateness of these limits on an ongoing basis. We have agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of December 31, 2009, we have no cash collateral deposits posted with counterparties.
     We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of gathering, processing and sales activities. Our exposure to these fluctuations is primarily in the gas processing component of our business. Gathering and processing revenues are earned under various contractual arrangements with gas producers. Gathering revenues are generated through a combination of fixed-fee and index-related arrangements. Processing revenues are generated primarily through contracts which provide for processing on percent-of-liquids and percent-of-proceeds basis.
1)	Percent-of-liquids contracts: Under these contracts, we receive a fee in the form of a percentage of the NGLs recovered, and the producer bears all of the cost of natural gas shrink. Therefore, margins increase during periods of high NGL prices and decrease during periods of low NGL prices.

2)	Percent-of-proceeds contracts: Under these contracts, we generally gather and process natural gas on behalf of certain producers, sell the resulting residue gas and NGLs at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed upon percentage of the residue gas and NGLs to the producer and sell the volumes kept to third parties at market prices. Under these types of contracts, revenues and gross margins increase as natural gas prices and NGL prices increase, and revenues and gross margins decrease as natural gas and NGL prices decease.
     Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the years ended December 31, 2009 and 2008 as our contract mix and volumes associated with those contracts did not differ materially.
     The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.5 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $0.7 million.
     Prism Gas has entered into hedging transactions through 2010 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.
     Based on estimated volumes, as of December 31, 2009, we had hedged approximately 50% of our commodity risk by volume for 2010. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.
The relevant payment indices for our various commodity contracts are as follows:
•	Natural gas contracts — monthly posting for ANR Pipeline Co. — Louisiana as posted in Platts Inside FERC’s Gas Market Report;

•	Crude oil contracts — WTI NYMEX average for the month of the daily closing prices; and

•	Natural gasoline contracts — Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).
Derivative Contracts in Place
As of December 31, 2009

			Commodity	Commodity	Fair Value	Fair Value
			Price	Price	Asse	Liability
Period	Underlying	Notional Volume	We Receive	We Pay	(In Thousands)	(In Thousands)

January 2010-December 2010	Crude Oil	24,000 (BBL)	Index	$69.15/bbl	$—	$290
January 2010-December 2010	Crude Oil	36,000 (BBL)	Index	$72.25/bbl	—	326
January 2010-December 2010	Crude Oil	12,000 (BBL)	Index	$104.80/bbl	275	—
January 2010-December 2010	Natural Gasoline	12,000 (BBL)	Index	$94.14/bbl	241	—
January 2010-December 2010	Natural Gas	240,000 (MMBTU)	Index	$5.95/Mmbtu	42	—
January 2010-December 2010	Natural Gas	120,000 (MMBTU)	Index	$6.005/Mmbtu	28	—

					$586	$616

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

Interest Rate Risk
     Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.32% as of December 31, 2009. As of March 3, 2010, we had a total of $275.0 million of indebtedness outstanding under our credit facility of which $110.0 million was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on December 31, 2009, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.1 million annually.
     We have entered into interest rate protection agreements to manage our interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our credit facility. Continued instability in the banking markets could affect whether our counterparties of interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements.
     We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. Pursuant to the terms of the interest rate swap agreement, we pay a fixed rate and receive an interest payment based on the one-month LIBOR. The net difference to be paid or received under the interest rate swap agreement is settled monthly and is recognized as an adjustment to interest expense.
     At December 31, 2009, we are party to interest rate swap agreements with Royal Bank of Canada as shown below:
Interest Rate Swaps
As of December 31, 2009

					Fair Value	Fair Value
		Notional	Interest Rate	Interest Rate	Asset	Liability
Date of Swap	Maturity	Amount	We Pay	We Receive	(In Thousands)	(In Thousands)

March 2006	November 2010	$75,000	5.250%	3 MO LIBOR	$—	$3,448
November 2006	March 2010	$30,000	4.765%	3 MO LIBOR	—	334
September 2007	September 2010	$25,000	4.605%	3 MO LIBOR	—	771
January 2008	January 2010	$25,000	3.400%	3 MO LIBOR	—	198
October 2008	October 2010	$40,000	2.820%	3 MO LIBOR	—	938
February 2009	November 2010	$75,000	1.295%	1 MO LIBOR	—	556
March 2009	September 2010	$25,000	1.290%	1 MO LIBOR	—	169
April 2009	January 2010	$25,000	.720%	1 MO LIBOR	—	10
April 2009	October 2010	$40,000	1.000%	1 MO LIBOR	—	187
February 2009	November 2010	$75,000	3 MO LIBOR	1.445%	696	—
March 2009	September 2010	$25,000	3 MO LIBOR	1.590%	220	—
April 2009	January 2010	$25,000	3 MO LIBOR	1.070%	50	—
April 2009	October 2010	$40,000	3 MO LIBOR	1.240%	320	—
					—
					$1,286	$6,611

Item 8. Financial Statements and Supplementary Data
The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.
/s/ KPMG LLP
Shreveport, Louisiana
March 4, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors
Martin Midstream GP LLC:
     We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Shreveport, Louisiana
March 4, 2010

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008 [1]
	(Dollars in thousands)
Assets

Cash	$5,956	$7,983
Accounts and other receivables, less allowance for doubtful accounts of $1,025 and $481, respectively	77,413	68,168
Product exchange receivables	4,132	6,924
Inventories	35,510	42,754
Due from affiliates	3,051	555
Fair value of derivatives	1,872	3,623
Other current assets	1,340	3,418

Total current assets	129,274	133,425

Property, plant and equipment, at cost	584,036	576,608
Accumulated depreciation	(162,121)	(130,976)

Property, plant and equipment, net	421,915	445,632

Goodwill	37,268	37,405
Investment in unconsolidated entities	80,582	79,843
Fair value of derivatives	—	1,469
Other assets, net	16,900	8,548

	$685,939	$706,322

Liabilities and Partners’ Capital

Current installments of lease obligations	$111	$—
Trade and other accounts payable	71,911	94,146
Product exchange payables	7,986	10,924
Due to affiliates	13,810	23,085
Income taxes payable	454	414
Fair value of derivatives	7,227	6,478
Other accrued liabilities	5,000	6,428

Total current liabilities	106,499	141,475

Long-term debt and capital leases, less current maturities	304,372	295,000
Deferred income taxes	8,628	17,499
Fair value of derivatives	—	4,302
Other long-term obligations	1,489	1,667

Total liabilities	420,988	459,943

Partners’ capital	267,027	251,314
Accumulated other comprehensive loss	(2,076)	(4,935)

Total partners’ capital	264,951	246,379

Commitments and contingencies
	$685,939	$706,322

[1]	Financial information for 2008 has been revised to include balances attributable to the Cross assets. See Note 2(a) — Principles of Presentation and Consolidation.
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009 [1]	2008 [1]	2007 [1]
	(Dollars in thousands, except per unit amounts)
Revenues:
Terminalling and storage *	$69,710	$68,552	$67,905
Marine transportation *	68,480	76,349	59,579
Product sales: *
Natural gas services	408,982	679,375	515,992
Sulfur services	79,629	371,949	131,326
Terminalling and storage	35,584	50,219	29,525

	524,195	1,101,543	676,843

Total revenues	662,385	1,246,444	804,327

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	382,542	657,662	495,641
Sulfur services *	43,386	313,143	97,577
Terminalling and storage	31,331	42,721	25,471

	457,259	1,013,526	618,689
Expenses:
Operating expenses *	117,438	126,808	104,165
Selling, general and administrative *	19,775	19,062	13,918
Depreciation and amortization	39,506	34,893	26,323

Total costs and expenses	633,978	1,194,289	763,095

Other operating income	6,013	209	703

Operating income	34,420	52,364	41,935

Other income (expense):
Equity in earnings of unconsolidated entities	7,044	13,224	10,941
Interest expense	(18,995)	(21,433)	(15,125)
Other, net	326	801	405

Total other income (expense)	(11,625)	(7,408)	(3,779)

Net income before taxes	22,795	44,956	38,156
Income tax benefit (expense)	(592)	(1,398)	(5,595)

Net income	$22,203	$43,558	$32,561

General partner’s interest in net income[2]	$3,249	$3,301	$1,564

Limited partners’ interest in net income[2]	$17,179	$39,509	$23,375

Net income per limited partner unit — basic and diluted	$1.17	$2.72	$1.67
Weighted average limited partner units — basic	14,680,807	14,529,826	14,018,799
Weighted average limited partner units — diluted	14,684,775	14,534,722	14,022,545

[1]	Financial information for 2007, 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets. See Note 2(a) — Principles of Presentation and Consolidation.

[2]	General and limited partner’s interest in net income includes net income of the Cross assets since the date of the acquisition.

See accompanying notes to consolidated financial statements.

*	Related Party Transactions Included Above

Revenues:
Terminalling and storage	$19,998	$18,362	$11,816
Marine transportation	19,370	24,956	23,729
Product Sales	5,838	26,704	7,577
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	56,914	92,322	62,686
Sulfur services	12,583	13,282	13,992
Expenses:
Operating expenses	37,284	37,661	28,991
Selling, general and administrative	7,162	6,284	4,089

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
For the years ended December 31, 2009, 2008 and 2007

	Partners’ Capital						Accumulated
				Subordinated			Comprehensive
	Parent Net	Common		Units	Amount	General Partner	Income
	Investment [1]	Units	Amount	(Dollars in thousands)		Amount	Amount	Total
Balances — December 31, 2006	$3,295	10,603,808	$201,426	2,552,018	$(6,224)	$3,201	$122	$201,820

Net Income	7,622	—	19,781	—	3,594	1,564	—	32,561

Follow-on public offering	—	1,380,000	55,933	—	—	—	—	55,933

General partner contribution	—	—	—	—	—	1,192	—	1,192

Conversion of subordinated units to common units	—	850,672	(3,243)	(850,672)	3,243	—	—	—

Unit-based compensation	—	3,000	46	—	—	—	—	46

Cash distributions ($2.60 per unit)	—	—	(29,423)	—	(6,635)	(1,845)	—	(37,903)

Commodity hedging gains reclassified to earnings	—	—	—	—	—	—	478	478

Adjustment in fair value of derivatives	—	—	—	—	—	—	(7,362)	(7,362)

Balances — December 31, 2007	$10,917	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$246,765

Net Income	748	—	34,978	—	4,531	3,301	—	43,558

Cash distributions ($2.91 per unit)	—	—	(37,357)	—	(4,951)	(3,409)	—	(45,717)

Conversion of subordinated units to common units	—	850,672	(2,754)	(850,672)	2,754	—	—	—

Unit-based compensation	—	3,000	39	—	—	—	—	39

Purchase of treasury units	—	(3,000)	(93)	—	—	—	—	(93)

Adjustment in fair value of derivatives	—	—	—	—	—	—	1,827	1,827

Balances — December 31, 2008	$11,665	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$246,379

Net Income	1,664	—	16,310	—	980	3,249	—	22,203

General partner contribution	—	—	—	—	—	1,324	—	1,324

Units issued in connection with Cross acquisition		804,721	16,523	889,444	16,434	—	—	32,957

Recognition of beneficial conversion feature	—	—	(111)	—	111	—	—	—

Issuance of common units	—	714,285	20,000	—	—	—	—	20,000

Cash distributions ($3.00 per unit)	—	—	(41,064)	—	(2,552)	(3,846)	—	(47,462)

Conversion of subordinated units to common units	—	850,674	(5,328)	(850,674)	5,328	—	—	—

Unit-based compensation	—	3,000	98	—	—	—	—	98

Purchase of treasury units	—	(3,000)	(78)	—	—	—	—	(78)

Distributions to parent	(13,329)	—	—	—	—	—	—	(13,329)

Adjustment in fair value of derivatives	—	—	—	—	—	—	2,859	2,859

Balances — December 31, 2009	$—	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

[1]	Financial information for 2007, 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets. See Note 2(a) — Principles of Presentation and Consolidation.
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2009[1]	2008[1]	2007[1]
	(Dollars in thousands)
Net income	$22,203	$43,558	$32,561
Changes in fair values of commodity cash flow hedges	14	4,219	(3,569)
Commodity cash flow hedging (gains) losses reclassified to earnings	(2,646)	3,043	478
Changes in fair value of interest rate cash flow hedges	(1,854)	(5,435)	(3,793)
Interest rate cash flow hedging losses reclassified to earnings	7,345	—	—

Comprehensive income	$25,062	$45,385	$25,677

1   Financial information for 2007, 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets. See Note 2(a) — Principles of Presentation and Consolidation.
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009[1]	2008[1]	2007[1]
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$22,203	$43,558	$32,561

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,506	34,895	26,322
Amortization of deferred debt issue costs	1,689	1,120	1,233
Deferred income taxes	294	2,442	680
Gain on disposition or sale of property, plant, and equipment	(4,996)	(131)	(484)
Gain on involuntary conversion of property, plant, and equipment	(1,017)	(65)	—
Equity in earnings of unconsolidated entities	(7,044)	(13,224)	(10,941)
Distributions from unconsolidated entities	650	500	1,523
Distribution in-kind from unconsolidated entities	5,826	9,725	9,337
Non-cash mark-to-market on derivatives	2,526	(2,327)	3,904
Other	98	39	47
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(10,471)	19,753	(26,992)
Product exchange receivables	2,792	3,988	(3,422)
Inventories	7,135	9,398	(18,651)
Due from affiliates	1,560	1,770	(995)
Other current assets	2,461	(992)	(1,241)
Trade and other accounts payable	(15,874)	(14,904)	46,119
Product exchange payables	(2,938)	(13,629)	9,817
Due to affiliates	4,133	5,966	(5,583)
Income taxes payable	569	(453)	(1,225)
Other accrued liabilities	871	101	793
Change in other non-current assets and liabilities	(2,381)	(1,190)	(1,593)

Net cash provided by operating activities	47,592	86,340	61,209

Cash flows from investing activities:
Payments for property, plant, and equipment	(35,846)	(101,450)	(85,359)
Acquisitions, net of cash acquired	(327)	(5,983)	(41,271)
Proceeds from sale of property, plant, and equipment	19,445	463	1,293
Insurance proceeds from involuntary conversion of property, plant and equipment	2,224	1,503	—
Return of investments from unconsolidated entities	877	1,225	1,952
Distributions from (contributions to) unconsolidated entities for operations	(1,048)	(2,379)	(6,910)

Net cash used in investing activities	(14,675)	(106,621)	(130,295)

Cash flows from financing activities:
Payments of long-term debt	(431,982)	(257,191)	(169,024)
Proceeds from long-term debt	433,700	327,170	219,950
Net proceeds from follow on public offering	—	—	55,933
General partner contribution	1,324	—	1,192
Purchase of treasury units	(78)	(93)	—
Proceeds from issuance of common units	20,000	—	—
Payments of debt issuance costs	(10,446)	(18)	(252)
Cash distributions paid	(47,462)	(45,717)	(37,903)

Net cash provided by (used in) financing activities	(34,944)	24,151	69,896

Net increase(decrease) in cash	(2,027)	3,870	810

Cash at beginning of period	7,983	4,113	3,303

Cash at end of period	$5,956	$7,983	$4,113

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$7,764	$—	$—

Issuance of common and subordinated units in connection with Cross acquisition	$32,957	$—	$—

1   Financial information for 2007, 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets. See Note 2(a) — Principles of Presentation and Consolidation.
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
(1) ORGANIZATION AND DESCRIPTION OF BUSINESS
          Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United Stated Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products, natural gas services, sulfur and sulfur-based products processing, manufacturing, marketing and distribution and marine transportation services for petroleum products and by-products.
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
(2) SIGNIFICANT ACCOUNTING POLICIES
          (a) Principles of Presentation and Consolidation
          The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 810-10 and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10. No such variable interest entities exist as of December 31, 2009 or 2008.
          The Partnership acquired the assets of Cross Oil Refining & Marketing Inc. (“Cross”) from Martin Resource Management (“Martin Resource Management”) in November 2009 as described in Note 5. The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. The acquisition of the Cross assets and increase in partners capital for the common and subordinated units issued in November 2009 are recorded at amounts based on the historical carrying value of the Cross assets at that date, and the Partnership is required to revise its historical financial statements to include the activities of the Cross assets as of the date of common control. Martin Resource Management acquired Cross in November 2006; however, the activity for the period Cross was owned by Martin Resource Management during 2006 was not considered significant to the Partnership’s consolidated financial statements and has been excluded from the consolidated financial statements. The Partnership’s historical financial statements for 2007, 2008 and the period January 1, 2009 through November 24, 2009 have been revised to reflect the financial position, cash flows and results of operations attributable to the Cross assets as if the Partnership owned the Cross assets for these periods. Net income attributable to the Cross assets for periods prior to the Partnership’s acquisition of the assets is not allocated to the general and limited partners for purposes of calculating net income per limited partner unit. See Note (2)(o).
          (b) Product Exchanges
          The Partnership enters into product exchange agreements with third parties whereby the Partnership agrees to exchange NGLs and sulfur with third parties. The Partnership records the balance of exchange products due to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
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
          (d) Revenue Recognition
          Terminalling and storage — Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate. For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
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
          (e) Equity Method Investments
          The Partnership uses the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions and advances plus the Partnership’s share of accumulated earnings as of the entities’ latest fiscal year-ends, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees, specifically identifiable to property, plant and equipment, are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment, annually. Under certain provisions of ASC 350-20, related to goodwill, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of ASC 323-10, which relates to the equity method of accounting for investments in common stock. No portion of the net income from these entities is included in the Partnership’s operating income.
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
          Equipment under capital leases is stated at the present value of minimum lease payments less accumulated amortization. Equipment under capital leases is amortized straight line over the estimated useful life of the asset.
          Routine maintenance and repairs are charged to operating expense while costs of betterments and renewals are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between net book value of the asset and proceeds from disposition is recognized as gain or loss.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
          (g) Goodwill and Other Intangible Assets
          Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with certain provisions of ASC 350-20. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under certain provisions of ASC 360-10 related to accounting for impairment or disposal of long-lived assets. Other intangible assets primarily consist of covenants not-to-compete and contracts obtained through business combinations and are being amortized over the life of the respective agreements.
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
          The Partnership performed the annual impairment tests as of September 30, 2009, September 30, 2008 and September 30, 2007, respectively. In performing such tests, it was determined that there were four “reporting units” which contained goodwill. These reporting units were in each of the four reporting segments: terminalling, natural gas services, marine transportation, and sulfur services. The estimated fair value of the reporting units with goodwill were developed using the guideline public company method, the guideline transaction method, and the discounted cash flow (“DCF”) method using observable market data where available. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. At September 30, 2009, 2008 and 2007 the estimated fair value of each of the four reporting units was in excess of its carrying value, which indicates no impairment existed.
          As a result of the deterioration in the overall stock market subsequent to September 30, 2008 and the decline in the Partnership’s unit price, the Partnership reviewed specific factors, as outlined under certain provisions of ASC 350-20, to determine if the Partnership had a trigging event that required it to test the goodwill for impairment as of December 31, 2008. These factors included whether there have been any significant fundamental changes since the annual impairment test to (i) the Partnership as a whole or to the reporting units, including regulatory changes, (ii) the level of operating cash flows, (iii) the expectation of future levels of operating cash flows, (iv) the executive management team, and (v) the carrying value of the other long-lived assets. While these factors did not indicate a triggering event occurred, the Partnership’s unit price fell to a point by December 31, 2008 that resulted in the total market capitalization being less than the partner’s equity. The Partnership determined this to be a triggering event requiring the Partnership to perform an impairment test as of December 31, 2008. As a result of the goodwill impairment test for each of the four reporting units as of December 31, 2008, no impairment was determined to exist.
          (h) Debt Issuance Costs
          In connection with the Partnership’s multi-bank credit facility, on November 10, 2005, it incurred debt issuance costs of $3,258. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility on June 30, 2006, it incurred debt issuance costs of $372. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility on December 28, 2007, it incurred debt issuance costs of $252. In connection with the amendment and expansion of the Partnership’s multi-bank credit facility in December, 2009, it incurred debt issuance costs of $10,383. Due to a reduction in the number of lenders under the Partnership’s multi-bank credit agreement, $495 of the existing debt issuance costs were determined not to have continuing benefit and were expensed during 2009. These debt issuance costs, along with the remaining unamortized deferred issuance costs relating to the line of credit facility as of November 10, 2005 which remain deferred, are amortized over the term of the revised debt arrangement.
          Amortization of debt issuance cost, which is included in interest expense for the years ended December 31, 2009, 2008 and 2007, totaled $1,689, $1,120, and $1,233, respectively, and accumulated amortization amounted to $105 and $5,445 at December 31, 2009 and 2008, respectively. The unamortized balance of debt issuance costs, classified as other assets amounted to $10,885 and $2,086 at December 31, 2009 and 2008, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
          (i) Impairment of Long-Lived Assets
          In accordance with ASC 360-10, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Partnership has not identified any triggering events in 2009, 2008 or 2007 that would require an assessment for impairment of long-lived assets.
          (j) Asset Retirement Obligation
          Under ASC 410-20, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership’s fixed assets include land, buildings, transportation equipment, storage equipment, marine vessels and operating equipment.
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
          (k) Derivative Instruments and Hedging Activities
          In accordance with certain provisions of ASC 815-10 related to accounting for derivative instruments and hedging activities, all derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.
          Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2009, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in accumulated other comprehensive income as a component of equity.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
          (l) Comprehensive Income
          Comprehensive income includes net income and other comprehensive income. Other comprehensive income for the partnership includes unrealized gains and losses on derivative financial instruments. In accordance ASC 815-10, the partnership records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.
          (m) Unit Grants
          In August 2009, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan from treasury shares purchased by the Partnership in the open market for $77. These units vest in 25% increments beginning in January 2010 and will be fully vested in January 2013.
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
          The Partnership accounts for the transaction under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees. The cost resulting from the share-based payment transactions was $98, $39, and $46 for the years ended December 31, 2009, 2008 and 2007, respectively. The Partnership’s general partner contributed cash of $2 in May 2007 to the Partnership in conjunction with the issuance of these restricted units in order to maintain its 2% general partner interest in the Partnership.
          (n) Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. For the years ended December 31, 2009, 2008 and 2007, the general partner received $2,896, $2,495, and $1,087 in incentive distributions.
          (o) Net Income per Unit
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
applied retrospectively for all financial statements presented and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          The Partnership adopted the amended provisions of ASC 260-10 on January 1, 2009. Adoption did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the years ended December 31, 2009, 2008 and 2007, respectively, and the IDRs do not share in losses under the partnership agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. The Partnership agreement does not explicitly limit distributions to the general partner; therefore, any earnings in excess of distributions are to be allocated to the general partner and limited partners utilizing the distribution formula for available cash specified in the Partnership agreement. For years ended December 31, 2009, 2008 and 2007, the general partner’s interest in net income, including the IDRs, represents distributions declared after period end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.
          General and limited partner interest in net income includes only net income of the Cross assets since the date of acquisition. Accordingly, net income of the Partnership is adjusted to remove the net income attributable to the Cross assets prior to the date of acquisition and such income is allocated to the Parent. The recognition of the beneficial conversion feature for the period is considered a deemed distribution to the subordinated unit holders and reduces net income available to common limited partners in computing net income per unit.
          For purposes of computing diluted net income per unit, the Partnership uses the more dilutive of the two-class and if-converted methods. Under the if-converted method, the beneficial conversion feature is added back to net income available to common limited partners, the weighted-average number of subordinated units outstanding for the period is added to the weighted-average number of common units outstanding for purposes of computing basic net income per unit and the resulting amount is compared to the diluted net income per unit computed using the two-class method.
          The following table reconciles net income to limited partners’ interest in net income:

	Years Ended December 31,
	2009	2008	2007
Net income attributable to Martin Midstream Partners L. P	$22,203	$43,558	$32,561
Less pre-acquisition income allocated to Parent	1,664	748	7,622
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	2,896	2,495	1,087
Distributions payable on behalf of general partner interest	949	914	758
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(596)	(108)	(281)
Less beneficial conversion feature	111	—	—

Limited partners’ interest in net income	$17,179	$39,509	$23,375

          The weighted average units outstanding for basic net income per unit were 14,680,807, 14,529,826, and 14,018,799 for years ended December 31, 2009, 2008 and 2007, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 3,968, 4,896 and 3,746 units for the years ended December 31, 2009, 2008 and 2007, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
          (p) Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“Martin Resource Management”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services. Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Dollars in Thousands)
reimbursement was capped at $2,000 through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3,542, $2,896, and $1,493, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
          (q) Environmental Liabilities and Litigation
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
          (r) Accounts Receivable and Allowance for Doubtful Accounts.
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
          (t) Income Taxes
          With respect to the Partnership’s taxable subsidiary (Woodlawn Pipeline Co., Inc.) and the Cross assets prior to the date of acquisition (see Notes 2(a) and 5(b)), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The Partnership’s derivative instruments, which consist of commodity and interest rate swaps, are required to be measured at fair value on a recurring basis. The fair value of the Partnership’s derivative instruments is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets, which is considered Level 2. Refer to Note 13 for further information on the Partnership’s derivative instruments and hedging activities.
     The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31,
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,286	$—	$1,286	$—
Commodity derivatives	586	—	586	—

Total assets	$1,872	$—	$1,872	$—

Liabilities
Interest rate derivatives	$6,611	$—	$6,611	$—
Commodity derivatives	616	—	616	—

Total liabilities	$7,227	$—	$7,227	$—

     The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31,
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Commodity derivatives	$5,092	$—	$5,092	$—

Liabilities
Interest rate derivatives	$10,780	$—	$10,780	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     FASB ASC 825-10-65, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt including current installments —The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate.
(4) RECENT ACCOUNTING PRONOUNCEMENTS
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
     In March 2008, the FASB amended the provisions of ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions. ASC 260-10 is to be applied retrospectively for all financial statements presented and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted this guidance on January 1, 2009. See Note 1(o) for more information.
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
     In December 2007, FASB amended the provisions of ASC 805-10-65 related to business combinations, which establishes principles and requirements for how an acquiror in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership adopted certain provisions of ASC 805-10-65 on January 1, 2009. The application of ASC 805-10-65 will cause management to evaluate future transactions under different conditions than previously completed significant acquisitions, particularly related to the near-term and long-term economic impact of expensing transaction costs. No such transactions have occurred during 2009.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(5) ACQUISITIONS
     (a) East Harrison Pipeline System.
     In December 2009, the Partnership acquired, through Prism Gas, from Woodward Partners, Ltd. 6.45 miles of gathering pipeline referred to as the East Harrison Pipeline System for $327. The system currently transports approximately 500 Mcfd of natural gas under various transport contracts which provide for a minimum monthly fee.
     (b) Cross assets.
     In November 2009, the Partnership closed a transaction with Martin Resource Management (“Martin Resource Management”) and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which the Partnership acquired certain specialty lubricants processing assets (“Assets”) from Cross for total consideration of $44,878 (the “Contribution”). As consideration for the Contribution, the Partnership issued 804,721 common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. In connection with the Contribution, the General Partner made a capital contribution of $918 in cash to the Partnership in order to maintain its 2% general partner interest.
     The Partnership accounted for the Cross acquisition as a transfer of net assets between entities under common control pursuant to the provisions of FASB ASC 850. The Cross assets were recorded at $32,957, which represents the amounts reflected in Martin Resource Management’s historical consolidated financial statements. The difference between the purchase price and Martin Resource Management’s carrying value of the combined net assets acquired and liabilities assumed was recorded as an adjustment to partners’ capital.
     (c) Stanolind Assets.
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
(6) ISSUANCE OF COMMON UNITS
     In addition to the units referred to in Note 5(b) above, in November 2009, the Partnership closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $20,000 in cash in the Partnership in exchange for 714,285 common units of the Partnership. In connection with the issuance of these common units, the General Partner made a capital contribution to the Partnership of $408 in order to maintain its 2% general partner interest in the Partnership.
(7) INVENTORIES
     Components of inventories at December 31, 2009 and 2008 were as follows:

	2009	2008
Natural gas liquids	$15,002	$10,530
Sulfur	2,540	6,522
Sulfur Based Products	10,053	14,879
Lubricants	4,684	8,110
Other	3,231	2,713

	$35,510	$42,754

(8) PROPERTY, PLANT AND EQUIPMENT
     At December 31, 2009 and 2008, property, plant, and equipment consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Depreciable Lives	2009	2008
Land	—	$15,759	$16,899
Improvements to land and buildings	10-25 years	48,704	47,237
Transportation equipment	3-7 years	1,786	2,443
Storage equipment	5-20 years	59,597	52,296
Marine vessels	4-25 years	210,593	200,473
Operating equipment	3-20 years	238,956	211,934
Furniture, fixtures and other equipment	3-20 years	1,646	2,168
Construction in progress		6,995	43,158

		$584,036	$576,608

Depreciation expense for the year ended December 31, 2009, 2008, and 2007 was $37,027, $33,060, and $24,780, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $116, $0, and $0 for 2009, 2008, and 2007; respectively. Gross assets under capital leases were $7,764 and $0 at December 31, 2009 and 2008. Accumulated amortization associated with capital leases was $116 and $0 at December 31, 2009 and 2008.
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
     At December 31, 2009 and 2008, goodwill balances consisted of the following:

	2009	2008
Carrying amount of goodwill:
Terminalling and storage	$883	$1,020
Natural gas services	29,010	29,010
Sulfur services	5,349	5,349
Marine transportation	2,026	2,026

	$37,268	$37,405

     In conjunction with the sale of the Partnership’s railcar unloading facility at Mont Belvieu, $137 of goodwill was allocated from the terminalling and storage segment to the carrying value of the disposed assets in accordance with certain provisions of ASC 350-20 related to goodwill. See Note 16 for more information regarding the disposal of the Mont Belvieu facility.
     At December 31, 2009 and 2008, covenants not-to-compete balances consisted of the following:

	2009	2008
Covenants not-to-compete:
Terminalling and storage	$1,928	$1,956
Natural gas services	—	40
Sulfur services	100	790

	2,028	2,786
Less accumulated amortization	1,324	1,572

	$704	$1,214

     Intangible assets consists of the covenants not-to-compete listed above, customer contracts associated with gathering and processing assets and a transportation contract associated with the residue gas pipeline. The covenants not-to-compete and contracts are presented in the consolidated balance sheets as other assets, net. Aggregate amortization expense for amortizing intangible assets was $2,479, $1,833, and $1,543 for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated amortization expenses for the years subsequent to December 31, 2009 are as follows: 2010 — $600; 2011 — $516; 2012 — $512; 2013 — $514; 2014 — $435; subsequent years -$1,279.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(10) LEASES
     The Partnership has numerous non-cancelable operating leases primarily for transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. Management expects to renew or enter into similar leasing arrangements for similar equipment upon the expiration of the current lease agreements. The Partnership also has cancelable operating lease land rentals and outside marine vessel charters. Certain of our marine vessels have been acquired under capital leases.
     The Partnership’s future minimum lease obligations as of December 31, 2009 consist of the following:

		Capital
Fiscal year	Operating Leases	Leases
2010	$4,233	$1,102
2011	4,036	1,102
2012	3,205	1,117
2013	2,457	1,135
2014	2,176	1,147
Thereafter	6,975	6,751

Total	23,082	12,354
Less amounts representing interest costs	—	6,071

Present value of net minimum capital lease payments	—	6,283
Less current installments	—	111

Present value of net minimum capital lease payments, excluding current installments	$—	$6,172

     Rent expense for operating leases for the years ended December 31, 2009, 2008 and 2007 was $11,158, $12,527 and $12,492; respectively. The amount recognized in interest expense for capital leases was $250, $0, and $0 for the years ended December 31, 2009, 2008 and 2007; respectively.
(11) INVESTMENT IN UNCONSOLIDATED ENTITIES AND JOINT VENTURES
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
     In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $594 for the years ended December 31, 2009, 2008 and 2007, respectively, has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The remaining unamortized excess investment relating to property and equipment was $9,497, $10,091 and $10,685 at December 31, 2009, 2008 and 2007, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or if changes in circumstance indicate that a potential impairment exists. No impairment was recorded in 2009, 2008 or 2007.
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
     Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2007	$70,237	$1,582	$3,693	$178	$75,690

Distributions in kind	(9,725)	—	—	—	(9,725)
Return on investments	(500)	—	—	—	(500)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	1,250	129	—	80	1,459
Contributions to (distributions from) unconsolidated entities for operations	920	—	—	—	920
Return of investments	(300)	(180)	(745)	—	(1,225)
Equity in earnings:
Equity in earnings from operations	13,646	(302)	640	(166)	13,818
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

Distributions in kind	(5,826)	—	—	—	(5,826)
Distributions from unconsolidated entities	(650)	—	—	—	(650)
Contributions to unconsolidated entities:
Cash contributions	—	90	—	—	90
Contributions to unconsolidated entities for operations	958	—	—	—	958
Return of investments	—	(490)	(375)	(12)	(877)
Equity in earnings:
Equity in earnings (losses) from operations	6,934	602	182	(80)	7,638
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31 2009	$75,844	$1,401	$3,337	$—	$80,582

     Select financial information for significant unconsolidated equity method investees is as follows:

	As of December 31,		Years ended December 31,
		Partners’
	Total Assets	Capital	Revenues	Net Income
2009
Waskom	$79,604	$70,561	$71,044	$13,867

2008
Waskom	$78,661	$67,730	$115,031	$27,292

2007
Waskom	$66,772	$57,149	$81,797	$22,019

     As of December 31, 2009 and December 31, 2008 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity method investees is $32,717 and $27,208, respectively. There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity method investees.
     As of December 31, 2009 and 2008, the Partnership’s interest in cash of the unconsolidated equity method investees is $704 and $1,956, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(12) LONG-TERM DEBT AND CAPITAL LEASES
     At December 31, 2009 and December 31, 2008, long-term debt consisted of the following:

	December 31,	December 31,
	2009	2008
** $267,722 (at December 31, 2008 - $195,000) Revolving loan facility at variable interest rate (8.08%* weighted average at December 31, 2009), due November 2012 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$230,251	$165,000
$67,949 (at December 31, 2008 - $130,000) Term loan facility at variable interest rate (4.73%* at December 31, 2009), converts to revolver loan on November 2010, secured by substantially all of the Partnership assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in Partnership’s operating subsidiaries	67,949	130,000
Capital lease obligations	6,283	—

Total long-term debt and capital lease obligations	304,483	295,000
Less current installments of capital lease obligations	111	—

Long-term debt and capital lease obligations, net of current installments	$304,372	$295,000

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.50% to 4.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.50% to 3.75%. The applicable margin for term loans that are LIBOR loans ranges from 3.50% to 4.75% and the applicable margin for term loans that are base prime rate loans ranges from 2.50% to 3.75%. The applicable margin for existing LIBOR borrowings is 4.50%. Effective January 1, 2010, the applicable margin for existing LIBOR borrowings will remain at 4.50%. As a result of the Partnership’s leverage ratio test as of December 31, 2009, effective April 1, 2010, the applicable margin for existing LIBOR borrowings will remain at 4.50% under the current credit facility.

**	Effective October 2008, the Partnership entered into a cash flow hedge that swaps $40,000 of floating rate to fixed rate. The fixed rate cost is 2.820% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 2.580% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges mature in October 2010.

**	Effective January 2008, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 3.400% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 3.050% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges mature in January 2010.

**	Effective September 2007, the Partnership entered into a cash flow hedge that swaps $25,000 of floating rate to fixed rate. The fixed rate cost is 4.605% plus the Partnership’s applicable LIBOR borrowing spread. Effective March 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 4.305% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges mature in September 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

**	Effective November 2006, the Partnership entered into an interest rate swap that swaps $30,000 of floating rate to fixed rate. The fixed rate cost is 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matures in March 2010.

**	Effective March 2006, the Partnership entered into a cash flow hedge that swaps $75,000 of floating rate to fixed rate. The fixed rate cost is 5.25% plus the Partnership’s applicable LIBOR borrowing spread. Effective February 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 5.10% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges mature in November 2010.
     On November 10, 2005, the Partnership entered into a new $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which includes a $20,000 letter of credit sub-limit. This credit facility also includes procedures for additional financial institutions to become revolving lenders, or for any existing revolving lender to increase its revolving commitment, subject to a maximum of $100,000 for all such increases in revolving commitments of new or existing revolving lenders. Effective June 30, 2006, the Partnership increased its revolving credit facility $25,000 resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility $75,000 resulting in a committed $195,000 revolving credit facility. Effective December 21, 2009, the Partnership increased its revolving credit facility $72,722 resulting in a committed $267,722 revolving credit facility. The Partnership decreased its term loan facility $62,051 resulting in a $67,949 term loan facility. On November 10, 2010, the term loan converts to a revolver loan which matures on November 9, 2012 along with the aggregate principal amount of all outstanding committed revolver loans outstanding on such date.
     Under the amended and restated credit facility, as of December 31, 2009, the Partnership had $230,251 outstanding under the revolving credit facility and $67,949 outstanding under the term loan facility. As of December 31, 2009, irrevocable letters of credit issued under the Partnership’s credit facility totaled $2,120.
     As of December 31, 2009, the Partnership had $35,351 available under its revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During 2009, draws on the Partnership’s credit facility ranged from a low of $285,000 to a high of $315,000.
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
     The credit facility also contains covenants, which, among other things, require the Partnership to maintain specified ratios of: (i) minimum net worth (as defined in the credit facility) of $75,000 plus 50% of net proceeds from equity issuances after November 10, 2005; (ii) trailing four quarters of Earnings Before Interest, Taxes, Depreciation and Amortization as defined in the credit facility, (“EBITDA”) to interest expense of not less than 3.0 to 1.0 at the end of each fiscal quarter; (iii) total funded debt to EBITDA of not more than 4.75 to 1.00 for each fiscal quarter; and (iv) total secured funded debt to EBITDA of not more than 4.00 to 1.00 for each fiscal quarter. The Partnership was in compliance with the covenants contained in the credit facility for the years ended December 31, 2009 and 2008.
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
     The Partnership is required to make certain prepayments under the credit facility. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. Any such prepayments are first applied to the term loan under the credit facility. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by November 9, 2012. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
     In connection with the Partnership’s Stanolind asset acquisition on January 22, 2008, the Partnership borrowed approximately $6,000 under its revolving credit facility.
     The Partnership paid cash interest in the amount of $18,291, $18,744, and $17,253 for the years ended December 31, 2009, 2008, and 2007 respectively. Capitalized interest was $259, $1,383 and $2,483 for the years ended December 31, 2009, 2008 and 2007 respectively.
(13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at December 31, 2009, we believe certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
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
     As of December 31, 2009 and 2008, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.
     Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2009 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of December 31, 2009, the remaining term of the contracts extend no later than December 2010, with no single contract longer than one year. For the years ended December 31, 2009, and 2008, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark to Market Derivatives::

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(326)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	(290)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	January 2010 to December 2010	275

Total swaps not designated as cash flow hedges				$(341)

Cash Flow Hedges:

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	January 2010 to December 2010	241

Natural Gas Swap	20,000 Mmbtu	Fixed price of $5.95 settled against IF_ANR_LA first of the month posting	January 2010 to December 2010	42

Natural Gas Swap	12,000 Mmbtu	Fixed price of $6.005 settled against IF_ANR_LA first of the month posting	January 2010 to December 2010	28

Total swaps designated as cash flow hedges				$311

Total net fair value of commodity derivatives				$(30)

     Based on estimated volumes, as of December 31, 2009, the Partnership had hedged approximately 50% of its commodity risk by volume for 2010. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
     The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at December 31, 2009. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.
     On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of December 31, 2009 the Partnership has no cash collateral deposits posted with counterparties.
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
Impact of Commodity Cash Flow Hedges
     Crude Oil
     For the years ended December 31, 2009, 2008 and 2007, net gains and losses on swap hedge contracts decreased crude revenue by $854, increased crude revenue by $1,745 and decreased crude revenue by $3,374, respectively. As of December 31, 2009 an unrealized derivative fair value gain of $770 related to current and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
terminated cash flow hedges of crude oil price risk was recorded in AOCI. Fair value gains of $147 and $623 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2009 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
     Natural Gas
     For the years ended December 31, 2009, 2008 and 2007, net gains and losses on swap hedge contracts increased gas revenue by $1,824, decreased gas revenue by $431 and increased gas revenue by $180, respectively. As of December 31, 2009 an unrealized derivative fair value gain of $70 related to cash flow hedges of natural gas was recorded in AOCI. This fair value gain is expected to be reclassified into earnings in 2010. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
     Natural Gas Liquids
     For the years ended December 31, 2009, 2008 and 2007, net gains and losses on swap hedge contracts decreased liquids revenue by $186, $316 and $521, respectively. As of December 31, 2009, an unrealized derivative fair value gain of $1,072 related to current and terminated cash flow hedges of natural gas liquids price risk was recorded in AOCI. Fair value gains of $180 and $892 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2009 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
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
     The Partnership has entered into several cash flow hedge agreements with an aggregate notional amount of $165,000 to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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
     The Partnership recognized increases in interest expense of $7,762 and $3,416 for the years ended December 31, 2009 and 2008, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
     The net effective fixed rate for the Partnership’s hedged portion of long-term debt is 4.17% as of December 31, 2009. See Note 12 for more information on the Partnership’s long-term debt and related interest rates.
     For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.
Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items
     The following table summarizes the fair values and classification of our derivative instruments in our Consolidated Balance Sheet:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		December 31,			December 31,
	Balance Sheet Location	2009	2008	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:	Current Assets:			Current Liabilities:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$923	$5,427
Commodity contracts	Fair value of derivatives	311	2,430	Fair value of derivatives	—	—

		311	2,430		923	5,427

	Non-current Assets:			Non-current Liabilities:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	4,050
Commodity contracts	Fair value of derivatives	—	716	Fair value of derivatives	—	—

		—	716		—	4,050

Total derivatives designated as hedging instruments		$311	$3,146		$923	$9,477

Derivatives not designated as hedging instruments:	Current Assets:			Current Liabilities:
Interest rate contracts	Fair value of derivatives	$1,286	$—	Fair value of derivatives	$5,688	$1,051
Commodity contracts	Fair value of derivatives	275	1,193	Fair value of derivatives	616	—

		1,561	1,193		6,304	1,051

	Non-current Assets:			Non-current Liabilities:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	252
Commodity contracts	Fair value of derivatives	—	753	Fair value of derivatives	—	—

		—	753		—	252

Total derivatives not designated as hedging instruments		$1,561	$1,946		$6,304	$1,303

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in Thousands)
Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Years Ended December 31, 2009, 2008 and 2007

									Ineffective Portion and Amount
				Effective Portion				Location of Gain or	Excluded from Effectiveness Testing
				Location of Gain or	Amount of Gain or (Loss)			(Loss) Recognized
				(Loss) Reclassified	Reclassified from			in Income	Amount of Gain or (Loss)
	Amount of Gain or (Loss)			from Accumulated	Accumulated OCI			on	Recognized in Income
	Recognized in OCI on Derivatives			OCI into Income	into Income			Derivatives	on Derivatives
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Derivatives designated as hedging instruments

Interest rate contracts	$(1,854)	$(5,435)	$(3,793)	Interest Expense	$(7,345)	$—	$—	Interest Expense	$—	$—	$—

Commodity contracts.	14	4,219	(3,569)	Natural Gas Services Revenues	2,667	(2,819)	108	Natural Gas Services Revenues	(21)	(224)	(586)

Total derivatives designated as hedging instruments	$(1,840)	$1,216	$(7,362)		$(4,678)	$(2,819)	$108		$(21)	$(224)	$(586)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Recognized in Income on	Income on Derivatives
	Derivatives	2009	2008	2007
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$(547)	$(1,052)	$(677)
Commodity contracts	Natural Gas Services Revenues	(1,863)	4,041	(3,237)

Total derivatives not designated as hedging instruments		$(2,410)	$2,989	$(3,914)

     Amounts expected to be reclassified into earnings for the subsequent twelve month period are losses of $3,988 for interest rate cash flow hedges and gains of $397 for commodity cash flow hedges.
(14) RELATED PARTY TRANSACTIONS
     As of December 31, 2009, Martin Resource Management owns 6,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 44.8% of the Partnership’s outstanding limited partnership units. The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management. The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2009 of approximately 44.8% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.
     The following is a description of the Partnership’s material related party transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in Thousands)
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
     Under the omnibus agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2,000 through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008, and 2007, the Conflicts Committee of the Partnership’s general partner approved reimbursement amounts of $3,500, $2,900, and $1,500, respectively, reflecting the Partnership’s allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management’s retained businesses.
     The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control the Partnership’s general partner. The omnibus agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management without the prior approval of the Conflicts Committee of the Partnership’s general partner’s board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between the Partnership and Martin Resource Management that requires aggregate annual payments in excess of the then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Under the omnibus agreement, Martin Resource Management has granted the Partnership a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the Conflicts Committee of the Partnership’s general partner if such amendment would adversely affect the Partnership’s unitholders. The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on behalf of the Partnership, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.
     Motor Carrier Agreement. The Partnership is a party to a motor carrier agreement effective January 1, 2006 with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. This agreement replaced a prior agreement between the Partnership and Martin Transport, Inc. for land transportation services. Under the agreement, Martin Transport agreed to ship the Partnership’s NGL shipments as well as other liquid products. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to lower certain fuel and insurance surcharges being charged to the Partnership. The agreement has an initial term that expired in December 2007 but will continue to automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The Partnership has the right to terminate this agreement at any time by providing 90 days prior notice. Under this agreement, Martin Transport transports the Partnership’s NGL shipments as well as other liquid products. The Partnership’s shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which the parties mutually agree or

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in Thousands)
in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list. Under this Agreement, Martin Transport has indemnified the Partnership against all claims arising out of the negligence or willful misconduct of Martin Transport and its officers, employees, agents, representatives and subcontractors. The Partnership indemnified Martin Transport against all claims arising out of the negligence or willful misconduct of the Partnership and its officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport and the Partnership, indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.
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
     Marine Fuel. The Partnership is a party to an agreement with Martin Resource Management under which Martin Resource Management provides it with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. The Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at an established margin above its cost on a spot-contract basis. Each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. This agreement provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.
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
     Specialty Terminal Services Agreement. The Partnership entered into an agreement under which Martin Resource Management provides certain specialty terminal services to it. Effective each November 1, this agreement

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in Thousands)
automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees the Partnership charges under this agreement may be adjusted annually based on a price index.
     Lubricants and Drilling Fluids Terminal Services Agreement. The Partnership is a party to a Lubricants and Drilling Fluids Terminal Services Agreement under which Martin Resource Management provides terminal services to the Partnership. Subsequent to April 2009, this agreement only applies to drilling fluids as the Partnership sold its lubricants business at its marine shore based terminals, including inventory, to Martin Resource Management. Effective each January 1 this agreement, which was amended in July 2004, automatically renews for successive one-year terms until either party terminates the agreement by giving written notice to the other party at least 60 days prior to the end of the then-applicable term. The per gallon handling fee and the percentage of the Partnership’s commissions it is charged under this agreement may be adjusted annually based on a price index.
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
     Cross Tolling Agreement. The Partnership is a party to a long-term, fee for services-based Tolling Agreement with Cross Oil Refining & Marketing, Inc., an affiliate of Martin Resource Management effective November 24, 2009 whereby Martin Resource Management pays the Partnership for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. Under this Tolling Agreement, Martin Resource Management agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels are refined at a price of $4.28 per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee of $1,300 and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. The Tolling Agreement has a 12 year term, subject to certain termination rights specified therein.
     Sulfuric Acid Sales Agency Agreement. The Partnership is party to a Sulfuric Acid Sales Agency Agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, and which is not consumed by the Partnership’s internal operations. This agreement, which was amended and restated in August 2008 and further amended in July 2009, will remain in place until the Partnership terminates it by providing 180 days’ written notice. Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third-parties.
     Waskom Agreements. The Partnership is a party to a product purchase agreement and a gas processing agreement and a liquids fractionation and treating agreement with Waskom whereby the Partnership purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $47,500 for the year ended December 31, 2009. In addition, the Partnership, through its Prism subsidiary provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in Thousands)
     The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	2009	2008	2007
Revenues:
Terminalling and storage	$19,998	$18,362	$11,816
Marine transportation	19,370	24,956	23,729
Product sales:
Natural gas services	238	4,024	3,206
Sulfur services	5,445	22,631	4,326
Terminalling and storage	155	49	45

	5,838	26,704	7,577

	$45,206	$70,022	$43,122

     The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$56,914	$92,322	$62,686
Sulfur services	12,583	13,282	13,992
Terminalling and storage	287	533	—

	$69,784	$106,137	$76,678

     The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Operating expenses
Marine transportation	$20,464	$22,586	$20,891
Natural gas services	1,491	1,625	1,538
Sulfur services	4,496	3,737	1,234
Terminalling and storage	10,833	9,713	5,328

	$37,284	$37,661	$28,991

     The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Natural gas services	$1,116	880	927
Sulfur services	2,504	2,508	1,770
Terminalling and storage	—	—	41
Indirect overhead allocation, net of reimbursement	3,542	2,896	1,351

	$7,162	$6,284	$4,089

     The amount of related party interest expense reflected in the consolidated financial statement is $872, $1,656 and $592 for the years ending December 31, 2009, 2008 and 2007, respectively.
(15) PARTNERS’ CAPITAL
     As of December 31, 2009, partners’ capital consists of 16,057,832 common limited partner units, representing a 92.9% partnership interest, 889,444 subordinated limited partner units, representing a 5.1% partnership interest and a 2% general partner interest. Martin Resource Management through a subsidiary, owned an approximate 43.9% limited partnership interest consisting of 6,703,823 common limited partner units and 889,444 subordinated limited partner units and a 2% general partner interest.

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
(16) GAIN ON DISPOSAL OF ASSETS
     On April 30, 2009, the Partnership sold certain assets comprising the Mont Belvieu railcar unloading facility, which yielded net proceeds from the sale in the amount of $19,610. The assets sold related to twenty railcar spaces and Phase I of a newly constructed major expansion that had not been placed in operation. This disposition was separated into two phases because of the contractual requirement to complete the two phases of construction in progress prior to final closing of the transaction. The disposition related to Phase I, which was completed in April 2009, was comprised of property, plant and equipment and allocated goodwill included in the Partnership’s terminalling segment with an aggregate carrying value of $14,329. This transaction yielded a gain on the sale of property, plant, and equipment in the amount of $5,281, a portion which was deferred in the amount of $200 for expected future warranty costs associated with the sale. The gain is included in “other operating income” in the consolidated statement of operations. As of December 31, 2009, the remaining portion of the property, plant and equipment in Phase II is under construction and the Partnership is expected to make additional expenditures which will increase the carrying value of the disposed assets by approximately $600.
     The Partnership received $2,500 during the third quarter of 2009 for funds previously held in escrow relating to the completion of Phase II. The Partnership will receive an additional $250 upon final completion of Phase II, which is expected to occur during the first quarter of 2010. The current balance related to Phase II construction is $1,775 and was offset against the escrow monies received resulting in a current liability of $725. The balance is included in other current liabilities on the Company’s consolidated balance sheet at December 31, 2009. The Partnership expects to recognize a gain in the amount of approximately $375 during the first quarter of 2010. Additionally, the Partnership expects to receive payments of $375 in April 2010 and April 2012, respectively, which represent payments from an indemnity escrow resulting from the sale. The Partnership expects to record these amounts as gains in each respective quarter. The Partnership paid down the outstanding revolving loans under its credit facility with the net cash proceeds from this sale of assets. The amount paid down is available for future borrowings under the revolving credit facility.
(17) GAIN ON INVOLUNTARY CONVERSION OF ASSETS
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
     The most significant damage to the Partnership’s assets was sustained at the Neches location. Property damage also occurred at the Partnership’s Galveston, Sabine Pass, Intracoastal City, Cameron East, Cameron West, Freeport, Venice, Port Fourchon, Stanolind, Mont Belvieu, and Spindletop locations. Based on an analysis of the damage as performed by the Partnership has estimated its non-cash charge as $1,207 for all locations which is equal to the net-book value of the damaged assets. A receivable was established for the expected insurance recovery equal to the impairment charge and for all expenditures related to water damage less the for mentioned deductible.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     The Partnership recognized a $1,207 estimated loss during the last half of 2008, which approximates the Partnership’s hurricane deductible under its applicable insurance policies, incurred as a result of Hurricanes Gustav and Ike. The loss is included in “operating expenses” in the consolidated statement of operations for the year ended December 31, 2008.
     Insurance proceeds received as a result of the aforementioned claims exceeded net book value of the Partnership’s assets determined to be impaired. During 2009, the Partnership received insurance proceeds of $2,224 for this involuntary conversion of assets, which resulted in a gain of $1,017 which is reported in other operating income.
(18) INCOME TAXES
     The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn, a subsidiary of the Partnership, is subject to income taxes due to its corporate structure. A current federal income tax benefit of $1,061 and a current federal income tax expense of $239 and $118, related to the operation of the subsidiary, were recorded for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.
     The activities of the Cross assets prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Cross assets operating results for 2007, 2008 and the period from January 1, 2009 through November 24, 2009. Related payables/receivables are included in Due to affiliates and Other current assets, respectively, on the consolidated balance sheet.
     A deferred tax expense related to the Woodlawn basis differences and the basis differences of the Cross assets of $294, $2,442 and $680 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. A deferred tax liability of $8,628 and $17,499 related to these basis differences existed at December 31, 2009 and 2008, respectively. A deferred tax asset related to the activities of the Cross assets of $165 is included in Other current assets at December 31, 2008.
     In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $422, $749 and $538 were recorded in income tax expense for the years ended December 31, 2009, 2008 and 2007, respectively.
     An income tax receivable of $760 is included in Other current assets at December 31, 2009. An income tax liability of $454 and $414 existed at December 31, 2009 and 2008, respectively.
     The components of income tax expense (benefit) from operations recorded for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current:
Federal	$(311)	$(1,879)	$3,642
State	609	835	1,273

	298	(1,044)	4,915
Deferred:
Federal	294	2,442	680

	$592	$1,398	$5,595

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(19) BUSINESS SEGMENTS
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

					Operating Income
	Operating	Intersegment	Operating Revenues	Depreciation and	(Loss) after
	Revenues	Eliminations	After Eliminations	Amortization	Eliminations	Capital Expenditures
Year ended December 31, 2009:
Terminalling and storage	$109,513	$(4,219)	$105,294	$15,717	$17,899	$18,404
Natural gas services	408,989	(7)	408,982	4,527	5,666	5,010
Sulfur services	79,631	(2)	79,629	6,151	13,776	7,909
Marine transportation	72,103	(3,623)	68,480	13,111	3,156	4,523
Indirect selling, general, and administrative	—	—	—	—	(6,077)	—

Total	$670,236	$(7,851)	$662,385	$39,506	$34,420	$35,846

Year ended December 31, 2008:
Terminalling and storage	$122,960	$(4,189)	$118,771	$12,947	$11,399	$31,439
Natural gas services	679,375	—	679,375	4,067	3,725	9,565
Sulfur services	372,987	(1,038)	371,949	5,751	37,180	6,884
Marine transportation	80,059	(3,710)	76,349	12,128	5,570	53,562
Indirect selling, general, and administrative	—	—	—	—	(5,510)	—

Total	$1,255,381	$(8,937)	$1,246,444	$34,893	$52,364	$101,450

Year ended December 31, 2007:
Terminalling and storage	$98,295	$(865)	$97,430	$9,239	$23,332	$29,218
Natural gas services	515,992	—	515,992	3,252	4,492	4,090
Sulfur services	131,602	(276)	131,326	5,013	13,040	14,489
Marine transportation	63,533	(3,954)	59,579	8,819	4,270	37,562
Indirect selling, general, and administrative	—	—	—	—	(3,199)	—

Total	$809,422	$(5,095)	$804,327	$26,323	$41,935	$85,359

     The following table reconciles operating income to net income:

	Year Ended December 31,
	2009	2008	2007
Operating income	$34,420	$52,364	$41,935
Equity in earnings of unconsolidated entities	7,044	13,224	10,941
Interest expense	(18,995)	(21,433)	(15,125)
Other, net	326	801	405
Income taxes	(592)	(1,398)	(5,595)

Net income	$22,203	$43,558	$32,561

     Revenues from one customer in the Natural gas services segment were $72,492, $103,424 and $66,989 for the years ended December 31, 2009, 2008 and 2007, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
     Total assets by segment at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Total assets:
Terminalling and storage	$178,941	$195,229	$159,681
Natural gas services	256,397	232,059	268,187
Sulfur services	110,953	128,367	121,672
Marine transportation	139,648	150,667	107,064

Total assets	$685,939	$706,322	$656,604

Investments in unconsolidated entities totaled $80,582 and $79,843 at December 31, 2009 and 2008, respectively, and are included in the natural gas services segment.
(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
CONSOLIDATED QUARTERLY INCOME STATEMENT INFORMATION

	First[1] Quarter	Second[1] Quarter	Third[1] Quarter	Fourth[1]Quarter
	(Dollar in thousands, except per unit amounts)
2009
Revenues	$163,051	$139,201	$159,272	$200,861
Operating Income	7,906	15,958	6,062	4,494
Equity in earnings of unconsolidated entities	2,059	1,028	2,139	1,818
Net income	5,213	10,760	4,274	1,956
Net income per limited partner unit [2]	$0.28	$0.48	$0.26	$0.15

	First[1] Quarter	Second[1] Quarter	Third[1] Quarter	Fourth[1]Quarter
	(Dollar in thousands, except per unit amounts)
2008
Revenues	$318,839	$318,649	$372,856	$236,100
Operating Income	7,553	6,513	16,707	21,591
Equity in earnings of unconsolidated entities	3,510	4,372	3,503	1,839
Net income	7,066	5,328	14,136	17,028
Net income per limited partner unit [2]	$0.51	$0.25	$0.88	$1.08

	First[1] Quarter	Second[1] Quarter	Third[1] Quarter	Fourth[1]Quarter
	(Dollar in thousands, except per unit amounts)
2007
Revenues	$170,376	$170,964	$195,338	$267,649
Operating Income	15,527	9,065	11,189	6,154
Equity in earnings of unconsolidated entities	2,050	2,418	2,736	3,737
Net income	10,585	7,532	8,157	6,287
Net income per limited partner unit [2]	$0.42	$0.41	$0.35	$0.49

[1]	Financial information for 2007, 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets. See Note 2(a).

[2]	Net income per limited partner unit is calculated as net income attributable to the limited partners, which excludes income attributable to the Cross assets. See Note 2(o).

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(21) COMMITMENTS AND CONTINGENCIES
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
     On May 2, 2008, the Partnership received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management, the Plaintiff and the Defendant are executive officers of the Partnership’s general partner, the Defendant is a director of both Martin Resource Management and the Partnership’s general partner, and the Plaintiff is a director of Martin Resource Management. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. The Partnership is not a party to the lawsuit and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Defendant with respect to his service as an officer or director of the Partnership’s general partner.
     In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment. The Defendant has further advised the Partnership that on June 30, 2009 he posted a cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal. Accordingly, during the pendency of the appeal process, no change in the makeup of the Martin Resource Management Board of Directors is expected.
     The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the Board of Directors of Martin Resource Management from a five-person board, currently consisting of the Defendant and the Plaintiff as well as Wes Skelton, Don Neumeyer, and Bob Bondurant (executive officers of Martin Resource Management and the Partnership), to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee, and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”), currently consisting of the Defendant, the Plaintiff and Wes Skelton, to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it.
     On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of the Partnership’s general partner. The Partnership is not a party to this lawsuit, and it does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to the Partnership.
     The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of March 4, 2010, no further action has been taken at the trial court level in this matter.
     The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict, and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
     On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the Board of Directors of Martin Resource Management determined were detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the Partnership’s general partner. The position on the board of directors of the Partnership’s general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership. This position on the board of directors has not been filled as of March 4, 2010.
     On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its Board of Directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of all members of the Martin Resource Management Board of Directors other than the Plaintiff or the Defendant.
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
(23) SUBSEQUENT EVENTS
     Acquisition by Waskom of the Harrison Pipeline System. On January 15, 2010, the Partnership, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System. The Partnership’s share of the acquisition cost is approximately $20,000.
     Fifth Amendment to Credit Agreement. On January 14, 2010, the Partnership entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to, among other things, (1) permit it to invest up to $25,000 in its joint ventures and (2) limit its ability to make capital expenditures.
     Increase Joinder. On February 25, 2010, the Partnership entered into a Commitment Increase and Joinder Agreement (the “Increase Joinder”) with respect to the Credit Agreement. The Increase Joinder increased the maximum amount of borrowings and letters of credit under the Partnership’s credit facility from approximately $335,670 to $350,000.
     Public Offering. On February 8, 2010, the Partnership completed a public offering of 1,650,000 common units at a price of $32.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 93.3% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,650,000 common units, net of underwriters’ discounts, commissions and offering expenses were $50,585. The Partnership’s general partner contributed $1,089 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. On February 8, 2010, the Partnership made a $45,000 payment to reduce the outstanding balance under its revolving credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2009.
     (b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing on page 79.
     There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     Existing Litigation at Martin Resource Management. On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management, the Plaintiff and the Defendant are executive officers of our general partner, the Defendant is a director of both Martin Resource Management and our general partner, and the Plaintiff is a director of Martin Resource Management. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. We are not a party to the lawsuit and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Defendant with respect to his service as an officer or director of our general partner.
     In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment. The Defendant has further advised us that on June 30, 2009 he posted a cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal. Accordingly, during the pendency of the appeal process, no change in the makeup of the Martin Resource Management Board of Directors is expected.
     The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3.2 million, attorney’s fees of approximately $1.6 million and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the Board of Directors of Martin Resource Management from a five-person board, currently consisting of the Defendant and the Plaintiff as well as Wes Skelton, Don Neumeyer, and Bob Bondurant (executive officers of Martin Resource

Management and the Partnership), to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee, and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”), currently consisting of the Defendant, the Plaintiff and Wes Skelton, to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it.
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
     The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of March 4, 2010, no further action has been taken at the trial court level in this matter.
     The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict, and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
     On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the Board of Directors of Martin Resource Management determined were detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of our general partner. The position on the board of directors of our general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership. This position on the board of directors has not been filled as of March 4, 2010.
     On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its Board of Directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of all members of the Martin Resource Management Board of Directors other than the Plaintiff or the Defendant.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
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

Name	Age	Position with the General Partner
Ruben S. Martin	58	President, Chief Executive Officer and Director
Robert D. Bondurant	51	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	62	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	62	Executive Vice President, Chief Administrative Officer and Controller
Randy Tauscher	44	Executive Vice President
Scott D. Martin	44	Executive Vice President
Chris Booth	40	Vice President, General Counsel and Secretary
John P. Gaylord	49	Director
C. Scott Massey	57	Director
Howard Hackney	70	Director
     Ruben S. Martin serves as President, Chief Executive Officer and a member of the Board of Directors of our general partner. Mr. Martin has served in such capacities since June 2002. Mr. Martin has served as President of Martin Resource Management since 1981 and has served in various capacities within the company since 1974. Mr. Martin and Scott D. Martin, see below, are brothers. Mr. Martin holds a bachelor of science degree in industrial management from the University of Arkansas. Mr. Martin was selected to serve as a director on our general partner’s Board of Directors due to his depth of knowledge of the Partnership, including its strategies, its operations, his business judgment and his position within the Partnership.
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
     Chris Booth serves as Vice President, General Counsel and Secretary of our general partner. Mr. Booth has served in the capacities of Vice President and General Counsel since February 2006 and in the capacity of Secretary since November 2006. Mr. Booth joined Martin Resource Management in October 2005. Prior to joining Martin Resource Management, Mr. Booth was an attorney with the law firm of Mehaffy Weber located in Beaumont, Texas. Mr. Booth holds a doctor of jurisprudence degree and a masters of business administration degree from the University of Houston. Additionally, Mr. Booth holds a bachelor of science degree in business management from LeTourneau University. Mr. Booth is an attorney licensed to practice in the State of Texas.
     John P. Gaylord serves as a member of the Board of Directors of our general partner. Mr. Gaylord has served as a Director since June 2002. Mr. Gaylord has served as the President of Jacintoport Terminal Company since 1992. He originally joined Jacintoport Terminal Company when it was founded in 1989 as Vice President of Finance. Mr. Gaylord holds a bachelor of arts degree from Texas Christian University and a master of business administration degree from Southern Methodist University. Mr. Gaylord was selected to serve as a director on our general partner’s Board of Directors due to his extensive business experience and expertise in terminalling and storage operations.
     C. Scott Massey serves as a member of the Board of Directors of our general partner. Mr. Massey has served as a Director since June 2002. Mr. Massey has been self employed as a Certified Public Accountant since 1998. From 1977 to 1998, Mr. Massey worked for KPMG Peat Marwick, LLP in various positions, including, most recently, as a Partner in the firm’s Tax Practice — Energy, Real Estate, Timber from 1986 to 1998. Mr. Massey received a bachelor of business administration degree from the University of Texas at Austin and a juris doctor degree from the University of Houston. Mr. Massey is a Certified Public Accountant, licensed in the states of Louisiana and Texas. Mr. Massey was selected to serve as a director on our general partner’s Board of Directors due to his extensive background in public accounting and taxation. Mr. Massey qualifies as an “audit committee financial expert” under the SEC guidelines.
     Howard Hackney serves as a member of the Board of Directors of our general partner. Mr. Hackney has served as a Director since May 2005. Mr. Hackney currently serves as a director of Texas Bank and Trust of Longview, Texas and Federal Home Loan Bank of Dallas, Texas, where he is the Chairman of the Audit Committee and a member of the Executive and Strategic Planning Committees. Mr. Hackney from time to time is an adjunct faculty member at LeTourneau University Business School in finance and management. His past experience includes service as the President of Texas Bank and Trust of Longview, Texas, President of Bank One of Longview, Texas, President and a director of Merchant and Planters National Bank of Sherman, Texas and Executive Vice President and a director of Capital National Bank of Houston, Texas. Mr. Hackney received a BBA and MBA from Southern Methodist University. Mr. Hackney was selected to serve as a director on our general partner’s Board of Directors due to his business and financial expertise, which is a product of his extensive finance and management background.
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

Board Meetings and Committees
     From January 1, 2009 to December 31, 2009, the Board of Directors of our general partner held 13 meetings. All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference. Additionally, the Board of Directors undertook action two times during 2009 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees. Each member of the Audit, Compensation, Nominating and Conflicts Committees is an independent director in accordance with NASDAQ and applicable securities laws. Each of the board committees has a written charter approved by the board. Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section. The current members of the committees, the number of meetings held by each committee from January 1, 2009 to December 31, 2009, and a brief description of the functions performed by each committee are set forth below:
     Conflicts Committee (8 meetings). The members of the Conflicts Committee are Messrs. Gaylord (chairman), Massey and Hackney. All of the members of the Conflicts Committee, attended all meetings of the committee for the period noted above. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
     Audit Committee (5 meetings). The members of the audit committee are Messrs. Gaylord, Massey (chairman) and Hackney. All of the members, attended all meetings of the audit committee for the period noted above. The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. C. Scott Massey is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.
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
     On August 3, 2009, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively. On May 5, 2008, we issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2007, 2008, 2009 and 2010, respectively.
Compensation Committee Interlocks and Insider Participation
     The current members of the compensation committee of our general partner that are identified above were the only persons who served on such committee during 2009. Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee. Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe directors, executive officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2009 except as follows: 13 reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were filed late by each of Messrs. Ruben Martin, Scott Martin, Skelton, Neumeyer, Bondurant and Booth. In addition, following the Cross acquisition four reports on Form 4 were filed late by Martin Resource LLC, Martin Resource Management, Messrs. Ruben Martin and Scott Martin, and one report on Form 3 was filed late by Cross Oil Refining & Marketing, Inc.
Reimbursement of Expenses of our General Partner
     Our general partner does not receive a management fee or other compensation for its management of our partnership. However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We reimbursed Martin Resource Management for $63.1 million of direct costs and expenses for the twelve months ended December 31, 2009 compared to $67.5 million for the twelve months ended December 31, 2008. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
     Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services. In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
     Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement.”
Item 11. Executive Compensation
Compensation Discussion and Analysis
Background
     We are required to provide information regarding the compensation program in place as of December 31, 2009, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the “Named Executive Officers”). This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.
     We are a master limited partnership and have no employees. We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations. We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.
Compensation Objectives
     As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management. During 2009, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation
     Martin Resource Management’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation. Elements of compensation which to the Named Executive Officers may be eligible to receive from Martin Resource Management consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans and (4) where appropriate, other compensation, including limited perquisites.
     Annual Base Salary. Base salary is intended to provide fixed compensation to the Named Executive Officers for their performance of core duties with respect to Martin Resource Management and its affiliates, including us, and to compensate for experience levels, scope of responsibility and future potential. Base salaries are not intended to compensate individuals for extraordinary performance or for above average company performance. The base salaries of the Named Executive Officers are reviewed on an annual basis, as well as at the time of promotion and other changes in responsibilities or market conditions.
     Discretionary Annual Cash Awards. In addition to the annual base salary, the Named Executive Officers may be eligible to receive discretionary annual cash awards that, if awarded, are paid in a lump sum near the end of the fiscal year. These cash awards are designed to provide the Named Executive Officers with competitive incentives to help drive performance and promote achievement of Martin Resource Management’s business objectives. Named Executive Officers may also be eligible to receive a cash award based upon their services provided to us in the event that any such Named Executive Officer has devoted a significant amount of their time to working for us. Any such award is determined in accordance with the same methodologies as the discretionary annual cash awards for Martin Resource Management, as described below.
     Employee Benefit Plan Awards. The Named Executive Officers may be eligible to receive awards pursuant to Martin Midstream Partners L.P. Long-Term Incentive Plan and Martin Resource Management employee benefit plans. These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual inventive opportunities tied to the annual performance of Martin Resource Management. In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management.
     Other Compensation. Martin Resource Management generally does not pay for perquisites for any of the Named Executive Officers, other than general recreational activities at certain Martin Resource Management’s properties located in Texas, car allowances and use of Martin Resource Management vehicles, including aircraft. No perquisites are paid for services rendered to us. Martin Resource Management provides an executive life insurance policy and long term disability policy for the Named Executive Officers with the annual premiums being paid by Martin Resource Management. Martin Resource Management does not provide any greater allocation toward employee health insurance premiums than is provided for all other employees covered on the health benefits plan.
Compensation Methodology
     The compensation policies and philosophy of Martin Resource Management govern the types and amount of compensation granted to each of the Named Executive Officers. The board of directors and Conflicts Committee of our general partner do have responsibility for evaluating and determining the reasonableness of the total amount we are charged under the omnibus agreement for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management.
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

     When setting compensation for the Named Executive Officers, the elements of compensation above are considered holistically to provide an appropriate combination of compensation. Annual base salaries are determined by the compensation committee of Martin Resource Management following an individual performance review of each Named Executive Officer. Further, Martin Resource Management, with the approval of Mr. Ruben Martin, the Chief Executive Officer of Martin Resource Management, normally reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants. Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management’s earnings as determined by Martin Resource Management’s compensation committee for distribution to key employees of Martin Resource Management. Upon such allocation, Mr. Martin determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. With respect to employee benefit plan awards, Mr. Martin makes a recommendation to the compensation committee of Martin Resource Management as to whether such awards should be awarded to any employees. Any such employee plan awards are then approved by the compensation committee and distributed to the employees, including Named Executive Officers, accordingly.
     Any awards granted under our long-term incentive plan, which to date have consisted only of the grant of restricted common units to the independent directors of our general partner, are approved by the compensation committee. Other than the restricted units granted to directors, we do not anticipate that we will grant any awards under our long-term incentive plan to employees of Martin Resource Management at this time.
     The Named Executive Officers who serve on the compensation committee of Martin Resource Management play a role in setting the compensation as base salaries, discretionary annual cash awards and employee benefit awards are set by that committee. Current members of the Martin Resource Management Compensation Committee are Mr. Ruben Martin, Chief Executive Officer, Mr. Robert Bondurant, Chief Financial Officer, Mr. Donald Neumeyer, Chief Operating Officer, Mr. Wesley Skelton, Chief Administrative Officer and Mrs. Melanie Mathews, Vice President-Human Resources. Further, as is explained above, Mr. Martin, as Chief Executive Officer, also has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.
Determination of 2009 Compensation Amounts
     With respect to compensation objectives and decisions regarding the Named Executive Officers during 2009, Martin Resource Management took note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Martin Resource Management analyzed the compensation of similarly situated employees of the general partners or sponsors of Amerigas Partners LP, Atlas Pipeline Partners LP, Boardwalk Pipeline Partners LP, Buckeye GP Holdings L.P., Calumet Specialty Products Partners, Copano Energy L.L.C., Crosstex Energy LP, DCP Midstream LP, Ferrell Gas Partners LP, Genesis Energy LP, Global Partners LP, Hiland Partners LP, Inergy LP, Magellan Midstream Partners LP, Markwest Energy Partners LP, Oneok Partners LP, Regency Energy Partners LP, Star Gas Partners LP and Suburban Propane Partners LP. In addition, Martin Resource Management engaged the services of the internationally recognized Hay Group in analyzing compensation for its executive officers, including the Named Executive Officers. However, Martin Resource Management does not “benchmark” its compensation packages, and the ultimate determination of any compensation is subject to the discretion of Martin Resource Management’s compensation committee, and ultimately, its Chief Executive Officer.
     During 2009, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites. With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries and in one case, a cash award, based upon their service to us.
     Annual Base Salary. The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our omnibus agreement with Martin Resource Management, are reflected in the summary compensation table below. Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 31.6% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2009. The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 15% to 78%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Donald Neumeyer, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Wesley Skelton, an Executive Vice President, Controller and Chief Administrative Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President of our general partner and Mr. Chris Booth, the Vice President, General Counsel and Secretary of our general partner. Annual base salaries of the Named Executive Officers were increased in 2009 by Martin Resource Management by 8%.
     Discretionary Annual Cash Awards. Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below. A discretionary annual cash award was granted by Martin Resource Management to Mr. Tauscher based upon the substantial amount of time he devoted to us in 2009. This was the only such award granted in 2009.
     Employee Benefit Plan Awards and Other Compensation. No employee benefit plan awards or other compensation were granted to the Named Executive Officers in 2009 based upon their service to us.
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
     On August 3, 2009, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively. On May 5, 2008, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012, respectively. On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively. On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date. The 2008 equity-based awards under our long-term incentive plan given to our independent directors were approved by the compensation committee.
     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. As of March 4, 2010, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.
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
     Martin Resource Management Phantom Stock Plan. Under Martin Resource Management’s phantom stock plan, phantom stock units granted thereunder have a ten year life and are non-transferable. Each recipient may exercise an election to receive either
• an equivalent number of shares of Martin Resource Management, or
• cash based on the latest valuation of the shares of common stock of Martin Resource Management held by the ESOP.
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

SUMMARY COMPENSATION TABLE
     The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the periods from January 1, 2009 to December 31, 2009, January 1, 2008 to December 31, 2008 and January 1, 2007 to December 31, 2007.

Name and
Principal Position	Year	Salary ($)	Bonus ($)	Total Compensation
Ruben S. Martin President and Chief Executive Officer	2009	$91,579	$—	$91,579
	2008	$73,500	$—	$73,500
	2007	$134,271	$—	$134,271

Robert D. Bondurant Executive Vice President and Chief Financial Officer	2009	$40,972	$—	$40,972
	2008	$38,040	$—	$38,040
	2007	$116,234	$—	$116,234

Donald R. Neumeyer Executive Vice President and Chief Operating Officer	2009	$44,296	$—	$44,296
	2008	$37,283	$—	$37,283
	2007	$116,170	$—	$116,170

Wesley M. Skelton Executive Vice President, Controller and Chief Administrative Officer	2009	$118,544	$—	$118,544
	2008	$108,358	$—	$108,358
	2007	$151,936	$—	$151,936

Randall L. Tauscher Executive Vice President	2009	$242,282	$120,000	$363,282
	2008	$300,000	$300,000	$600,000
	2007	$—	$—	$—

Chris H. Booth Vice President, General Counsel and Secretary	2009	$82,225	$—	$82,225
	2008	$77,625	$—	$77,625
	2007	$120,938	$—	$120,938

Director Compensation
     As a partnership, we are managed by our general partner. The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members. Martin Resource Management employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity. The following table sets forth the compensation of our board members for the period from January 1, 2009 through December 31, 2009.

	Fees Earned Paid in	Stock
Name	Cash ($)	Awards ($)(1)	Total ($)
Ruben S. Martin	N/A	N/A	N/A

John P. Gaylord	$35,000	$27,850	$62,850

C. Scott Massey	$35,000	$27,850	$62,850

Howard Hackney	$35,000	$27,850	$62,850

(1)	On August 3, 2009, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, August 3, 2009, by the number of restricted common units granted to each director.
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
/s/ Howard Hackney
Howard Hackney, Committee Chair
/s/ John P. Gaylord
John P. Gaylord
/s/ C. Scott Massey
C. Scott Massey
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the beneficial ownership of our units as of March 4, 2010 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our General Partner as a group.

		Percentage of
		Common Units		Percentage of	Percentage of Total
	Common Units	Beneficially	Subordinated Units	Subordinated Units	Units Beneficially
Name of Beneficial Owner(1)	Beneficially Owned	Owned(2)	Beneficially Owned	Beneficially Owned	Owned(2)
Martin Resource Management Corporation(3)	6,703,823	37.9%	889,444	100%	40.8%
Martin Resource LLC(3)	5,899,102	33.3%	—	100%	31.7%
Cross Refining & Marketing Inc.(3)	804,721	4.5%	889,444	100%	9.1%
Ruben S. Martin(4)	6,754,380	38.1%	889,444	100%	41.1%
Scott D. Martin(5)	6,717,145	37.9%	889,444	100%	40.9%
Donald R. Neumeyer	4,504	—	—	—	—
Wesley M. Skelton	3,422	—	—	—	—
Robert D. Bondurant	11,604	—	—	—	—
Chris Booth	1,925	—	—	—	—
Randall Tauscher	7,747	—	—	—	—
John P. Gaylord(6)	34,000	—	—	—	—
C. Scott Massey(6)(7)	8,250	—	—	—	—
Howard Hackney(6)	4,000	—	—	—	—
Kayne Anderson Capital Advisors, L.P.(8)	951,182	5.4%	—	—	5.1%
All directors and executive officers as a group (10 persons)(9)	6,843,154	38.6%	889,444	100%	41.6%

(1)	The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas 75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)	Martin Resource Management Corporation is the owner of Martin Resource LLC and Cross Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC and the common and subordinated units held by Cross Refining & Marketing Inc. The 5,889,102 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 804,721 common units and 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(4)	Includes 6,703,823 common units and 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC and Cross Oil Refining & Marketing, Inc. Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 41.6% of the voting stock thereof and serves as its Chairman of the Board and President. As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(5)	Includes 6,703,823 common units and 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC and Cross Oil Refining & Marketing, Inc. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 47.5% of the voting stock thereof and serves on its Board of Directors. As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(6)	On August 3, 2009, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively.

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

(7)	Mr. Massey may be deemed to be the beneficial owner of 250 common units held by his wife.

(8)	Based on a Schedule 13G (Amendment No. 4), dated February 11, 2010 filed by Kayne Anderson Capital Advisors, L.P. with the United States Securities and Exchange Commission. The filing is made jointly with Richard A. Kayne. The filers report that they have shared voting power with respect to the 951,182 common units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(9)	The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management Corporation as both Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owners thereof.
     Martin Resource Management Corporation owns our general partner and, together with our general partner, owns approximately 40.8% of our outstanding limited partner units as of March 4, 2010. The table below sets forth information as of March 4, 2010 concerning (i) each person owning beneficially in excess of 5% of common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group. Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership
	of Common Stock
	Number of	Percent of
Name of Beneficial Owner(1)	Shares	Outstanding
R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones (2)	1,278.00	11.8%
Martin Resource Management Corporation Employee Stock Ownership Trust (3)	1,922.00	17.7%
CNRT LLC (4)	2,266.67	20.9%
RSM III Investments, Ltd. (5)	2,266.67	20.9%
Ruben S. Martin III Dynasty Trust (6)	635.00	5.8%
SKM Partnership, Ltd. (7)	2,560.00	23.6%
Martin Transport, Inc. (8)	40.00	*
Ruben S. Martin (3) (4) (8) (9)	4,523.00	41.6%
Scott D. Martin (3) (7) (8) (10)	5,156.00	47.5%
Donald R. Neumeyer (11) (12) (13)	116.00	1.1%
Wesley M. Skelton (3) (11)(12) (13)	2,030.00	18.7%
Robert D. Bondurant (11) (12) (13)	200.00	1.8%
Executive officers and directors as a group (5 individuals)	8,131.00	74.8%

*	Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)	Karen Yost is the sole investment trustee and the sole dispositive trustee of the R.S. Martin Jr. Children’s Trust No. One f/b/o Angela Santi Jones and exercises control over the voting of the securities owned by this trust and exercises sole control over the disposition of the securities owned by this trust. As a result, this person may be deemed to be the beneficial owners of the securities held by such trust. Karen Yost is an officer of Martin Resource Management. However, this trust terminated on February 17, 2010 and is in the winding-up process. Its remaining assets will ultimately be distributed to its beneficiary, Angela Alexander (formerly, Angela Santi Jones).

(3)	Ruben S. Martin, Scott D. Martin and Wesley M. Skelton are the co-trustees of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercise shared control over the voting and disposition of the securities owned by this trust. As a result, these persons may be deemed to be the beneficial owners of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 1,922 shares owned by such trust. Mr. Skelton disclaims beneficial ownership of these 1,922 shares.

(4)	Ruben S. Martin is the president of RSM III Management Corp., which is the general partner of RSM III Investments Ltd., which is the sole member of CNRT LLC. Courtney Stovall and Robin Martin, as managers of CNRT LLC exercise control over the voting of the securities owned by this entity. However, as a result of his position with the general partner of the sole member of this entity, Ruben S. Martin may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,266.67 shares owned by such entity.

(5)	RSM III Investments Ltd. is the sole member of CNRT LLC and, as such, may be deemed to be the beneficial owner of the securities owned by CNRT LLC.

(6)	Bill Bankston is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust. As a result, he may be deemed to be the beneficial owner of the securities held by the trust. These 635 shares have been pledged as security to a third party to secure payment for a loan made by such third party.

(7)	Scott D. Martin is the beneficial owner of the general partner of SKM Partnership, Ltd. and exercises control over the voting and disposition of the securities owned by this entity. As a result, he may be deemed to be the beneficial owner of the securities held by such entity; thus, the number of shares of common stock reported herein as beneficially owned by such individual includes the 2,560 shares owned by such entity.

(8)	Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 41.6% of the voting stock thereof and serves as its Chairman of the Board and President. Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 47.5% of the voting stock thereof and serves as a member of its Board of Directors. Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management Corporation. As a result, each of Ruben S. Martin and Scott D. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc.; thus, the number of shares of common stock reported herein as beneficially owned by such individuals includes the 40 shares owned by Martin Transport, Inc.

(9)	Ruben S. Martin directly owns 294.33 shares of common stock.

(10)	Scott D. Martin directly owns 634 shares of common stock.

(11)	Messrs. Neumeyer, Skelton and Bondurant each have the right to acquire 30, 30, and 50 shares, respectively, by virtue of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(12)	Messrs. Neumeyer, Skelton and Bondurant own securities in Martin Resource Martin Corporation of 36, 28 and 100 shares of common stock, respectively, obtained by the exercise of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(13)	Messrs. Neumeyer, Skelton and Bondurant each own securities in Martin Resource Martin Corporation of 50 restricted common shares representing shares by virtue of restricted stock issued under Martin Resource Management Corporation’s 2007 Long-Term Incentive Plan.
     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009:
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, Warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	716,000
Total	0	$0	716,000

(1)	Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.
     On August 3, 2009, we issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan from treasury shares purchased by us in the open market for $78. These units vest in 25% increments beginning in January 2010 and will be fully vested in January 2013.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Martin Resource Management owns 6,703,823 of our common units and 889,444 subordinated units collectively representing approximately 40.8% of our outstanding limited partnership units as of March 4, 2010. Our general partner is a wholly-owned subsidiary of Martin Resource Management. Our general partner owns a 2.0% general partner interest in us and our incentive distribution rights. Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 40.8% of our outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us
•     4,253,362 subordinated units; (All of the original 4,253,362 subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership. 850,672 subordinated units were converted on each of November 14, 2005, 2006, 2007 and 2008, respectively, and 850,674 subordinated units were converted on November 14, 2009)

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $0.7 million on its 2.0% general partner interest and Martin Resource Management would receive an aggregate annual distribution of approximately $3.4 on its common units.

Payments to our general partner and its affiliates	Martin Resource Management is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf. The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us. Our general partner has sole discretion in determining the amount of these expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. Please read “Agreements — Omnibus Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
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
          Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007, the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
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
          Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement. We entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which we have complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. We did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is obligated to maintain, and repair all common use areas and facilities located at this terminal. We share the use of these common use areas and facilities only with Martin Resource Management who also have tanks located at the Stanolind facility. See “Item 1. Business — Terminalling and Storage Segment — Specialty Petroleum Terminals.”
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
          Specialty Terminal Services Agreement. We entered into an agreement under which Martin Resource Management provides terminal services to us. Effective each November 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The fees we charge under this agreement may be adjusted annually based on a price index.
          Terminal Services Agreement. We entered into an agreement under which we provide terminalling services to Martin Resource Management. This agreement was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to- month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.
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

          Cross Terminalling Agreement. We entered into an agreement under which we provide terminalling services to Cross Oil Refining & Marketing, Inc., an affiliate of Martin Resource Management. This agreement expired on October 27, 2008 and we entered into a new five year agreement which expires October 31, 2013. The per gallon throughput fee we charge under this agreement may be adjusted during each year of the agreement.
          Cross Tolling Agreement. We entered into an agreement under which we provide process crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross Oil Refining & Marketing, Inc. The Tolling Agreement has a 12-year term which expires November 24, 2021. Under this Tolling Agreement, Martin Resource Management agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels are refined at a price of $4.28 per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee of $1,300 and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.
          Sulfuric Acid Sales Agency Agreement. The Partnership is party to a Sulfuric Acid Sales Agency Agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, and which is not consumed by the Partnership’s internal operations. This agreement, which was amended and restated in August 2008 and further amended in July 2009, will remain in place until the Partnership terminates it by providing 180 days’ written notice. Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third-parties.
          Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.
Other Related Party Transactions
          Acquisition of Cross Assets. On November 25, 2009, we closed a transaction with Martin Resource Management and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which we acquired certain specialty lubricants processing assets (“Assets”) from Cross for total consideration of $44.9 million (the “Contribution”). As consideration for the Contribution, we issued 804,721 of our common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. The common units will be entitled to receive distributions beginning in February 2010, while the subordinated units will have no distribution rights until the second anniversary of closing of the Contribution. At the end of such second anniversary, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units. In connection with the Contribution, our general partner made a capital contribution of $0.9 million to us in order to maintain its 2% general partner interest in us.
          In connection with the closing of the Contribution, we and Martin Resource Management entered into a long-term, fee for services-based Tolling Agreement whereby Martin Resource Management agreed to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. Under the Tolling Agreement, Martin Resource Management generally agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels will be refined at a price of $4.28 per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee of $1.3 million and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. The Tolling Agreement has a 12-year term, subject to certain termination rights specified therein. Martin Resource Management will continue to market and distribute all finished products under the Cross brand name. In addition, Martin Resource Management will continue to own and operate the Cross packaging business.

          Acquisition by Waskom of the Harrison Pipeline System. On January 15, 2010, the Partnership, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System. The Partnership’s share of the acquisition cost is approximately $20.0 million.
          2010 Public Offering. In February 2010, we completed a public offering of 1,650,000 common units, resulting in proceeds of $50.6 million, after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us. The net proceeds were used to pay down revolving debt under our credit facility.
          Issuance of Common Units. In November 2009, we issued 714,285 common units to Martin Resource LLC, an affiliate of Martin Resource Management, for $20.4 million, including a capital contribution of approximately $0.4 million made by our general partner in order to maintain its 2% general partner interest in us. These funds were used to pay down our revolving line of credit.
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
          Waskom Agreements. Prism Gas is a party to a product purchase agreement and a gas processing agreement with Waskom whereby Prism Gas purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $47.2 million for the year ended December 31, 2009. In addition, Prism Gas provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
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

Item 14. Principal Accounting Fees and Services
KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2009 and 2008. The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2009		2008
Audit fees	$795,000	(1)	$837,500	(1)
Audit related fees	—		12,800	(2)

Audit and audit related fees	795,000		850,300

Tax fees	105,765	(3)	80,725	(3)
All other fees	—		—

Total fees	$900,765		$931,025

(1)	2009 and 2008 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC and fees related to services in connection with transactions.

(2)	Audit related fees include fees for accounting consultations on various transactions occurring in 2009 and 2008.

(3)	Tax fees are for services related to the review of our partnership K-1’s returns, and research and consultations on other tax related matters.
          Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence. All of the services described above that were provided by KPMG LLP in years ended December 31, 2009 and December 31, 2008 were approved in advance by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Capital for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

(2)	Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2009, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)	Exhibits

Reference is made to the Index to Exhibits beginning on page 147 for a list of all exhibits filed as part of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P. (Registrant)

By:	Martin Midstream GP LLC
It’s General Partner

Date: March 4, 2010	By:	/s/ Ruben S. Martin Ruben S. Martin
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
3.1
Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2
First Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 6, 2002 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

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

3.5
Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 25, 2009 (filed as Exhibit 10.1 to the Partnership’s Amendment to Current Report on Form 8-K/A, filed January 19, 2010, and incorporated herein by reference).

3.6
Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.7
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

3.8
Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.9
Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.10
Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.11
Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2
Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (SEC File No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement, dated October 29, 2004, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 11, 2004, and incorporated herein by reference).

10.2
First Amendment to Credit Agreement, dated May 3, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed May 4, 2005, and incorporated herein by reference).

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

Exhibit
Number	Exhibit Name

Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed January 2, 2008, and incorporated herein by reference).

10.5
Omnibus Agreement dated November 1, 2002, by and among Martin Resource Management, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.6
Motor Carrier Agreement dated November 1, 2002, by and between the Operating Partnership and Transport (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.7
Terminal Services Agreement dated November 1, 2002, by and between the Operating Partnership and Martin Gas Sales LLC (“MGSLLC”) (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.8
Throughput Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.6 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.9
Contract for Marine Transportation dated November 1, 2002, by and between the Operating Partnership and Martin Resource Management (filed as Exhibit 10.7 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.10
Product Storage Agreement dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.11
Marine Fuel Agreement dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.12
Product Supply Agreement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.10 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.13†
Martin Midstream Partners L.P. Long-Term Incentive Plan (filed as Exhibit 10.11 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

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

10.16
Assignment and Assumption of Lease and Sublease dated November 1, 2002, by and between the Operating Partnership and MGSLLC (filed as Exhibit 10.12 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.17
Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.18
Marine Transportation Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.14 to the Partnership’s Quarterly Report of Form 10-Q (SEC File No. 000-50056), filed November 10, 2003, and incorporated herein by reference).

10.19
Terminalling Agreement, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc., dated October 27, 2003 (filed as Exhibit 10.15 to the Partnership’s Quarterly Report of Form 10-Q (SEC File No. 000-50056), filed November 10, 2003, and incorporated herein by reference).

10.20
Asset Purchase Agreement by and among the Partnership, the Operating Partnership and Tesoro Marine Services, L.L.C., dated October 27, 2003 (filed as Exhibit 10.1 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K (SEC File No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

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

10.22
Amended and Restated Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed October 28, 2004, and incorporated herein by reference).

10.23
Transportation Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.3 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K (SEC File No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.24
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K (SEC File No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.25†
Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (SEC File No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

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

10.30
Amended and Restated Contribution Agreement, dated as of November 25, 2009, by and among the Operating Partnership, Cross Oil Refining & Marketing, Inc., Martin Resource Management and the Partnership (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.31
Tolling Agreement, dated as of November 25, 2009, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.32
Amendment No. 1 to Omnibus Agreement, dated as of November 25, 2009, by and among Martin Resource Management, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.33
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.34
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 21, 2009, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., Prism Liquids Pipeline LLC, the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed December 23, 2009, and incorporated herein by reference).

21.1*	List of Subsidiaries.

Exhibit
Number	Exhibit Name
23.1*	Consent of KPMG LLP.

23.2*	Consent of KPMG LLP.

23.3*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1*	Balance Sheets as of December 31, 2009 and 2008 (audited) of Martin Midstream GP LLC.

*	Filed or furnished herewith.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

Financial Statement Schedule
Pursuant to Item 15(a)(2)

Waskom Gas
Processing Company
Consolidated Financial Statements December 31, 2009 and 2008 and for each of the years in the three- year period ended December 31, 2009, (with Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
To the Partners of
Waskom Gas Processing Company:
We have audited the accompanying consolidated balance sheets of Waskom Gas Processing Company and subsidiary (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit is in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Shreveport, Louisiana
March 4, 2010

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$23,160	$1,388,434
Accounts receivable	178,032	236,207
Accounts receivable—partners	9,373,492	10,356,710
Accounts receivable—state grant	—	1,114,314
Inventories	468,372	463,575
Prepaid expenses	—	3,989

Total current assets	10,043,056	13,563,229

PROPERTY AND EQUIPMENT:
Gas plant asset and gas gathering equipment	88,211,154	80,210,281
Other fixed assets	746,743	734,871
Accumulated depreciation and amortization	(19,396,696)	(15,847,301)

Net property and equipment	69,561,201	65,097,851

TOTAL	$79,604,257	$78,661,080

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,505,267	$6,813,545
Accounts payable—partners	1,844,015	3,776,855

Total current liabilities	8,349,282	10,590,400

LONG-TERM LIABILITIES—Asset retirement obligation	694,177	340,893

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	70,560,798	67,729,787

TOTAL	$79,604,257	$78,661,080

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING REVENUES:
Natural gas processing and other revenues	$23,421,165	$35,868,029	$27,832,704
Natural gas liquid sales	47,623,953	79,225,191	54,123,606
Loss on disposal of assets	(847)	(61,891)	(159,724)

Total operating revenues	71,044,271	115,031,329	81,796,586

OPERATING COSTS AND EXPENSES:
Cost of sales — natural gas liquids	46,645,393	78,008,310	53,014,173
Operating costs	6,420,633	6,414,677	4,595,878
Depreciation and amortization	4,000,412	3,129,246	1,925,840

Total operating costs and expenses	57,066,438	87,552,233	59,535,891

OPERATING INCOME BEFORE TAXES	13,977,833	27,479,096	22,260,695

Income tax expense	110,712	186,722	241,864

NET INCOME	$13,867,121	$27,292,374	$22,018,831

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Total
Partners’
Capital
BALANCE—December 31, 2006	$45,449,916

Cash contributions for capital expenditures	17,733,619

Cash distributions in excess of working capital	(4,128,057)

Cash distributions	(5,250,000)

Distributions in-kind	(18,674,997)

Net income	22,018,831

BALANCE—December 31, 2007	57,149,312

Cash contributions for capital expenditures	12,921,736

Cash distributions in excess of working capital	(8,583,683)

Cash distributions	(1,600,000)

Distributions in-kind	(19,449,952)

Net income	27,292,374

BALANCE—December 31, 2008	$67,729,787

Cash contributions for capital expenditures	8,310,458

Cash distributions in excess of working capital	(6,394,002)

Cash distributions	(1,300,000)

Distributions in-kind	(11,652,566)

Net income	13,867,121

BALANCE—December 31, 2009	$70,560,798

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$13,867,121	$27,292,374	$22,018,831
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,000,412	3,129,246	1,925,840
Distributions in-kind to partners	(11,652,566)	(19,449,952)	(18,674,997)
Loss/(Gain) on sale of asset	847	61,891	159,724
Changes in operating assets and liabilities:
Accounts receivable	1,172,489	377,441	(286,895)
Accounts receivable—partners	983,218	(581,029)	1,452,006
Inventory	(4,798)	(30,302)	3,146
Prepaid expenses	3,989	(3,989)	—
Accounts payable and accrued liabilites	(354,716)	(125,998)	1,023,403
Accounts payable—partners	(1,932,840)	1,291,569	778,741

Net cash provided by operating activities	6,083,157	11,961,251	8,399,799

INVESTING ACTIVITIES:
Additions to property and equipment	(8,773,336)	(13,592,311)	(16,829,754)
Proceeds from sale/disposal of assets	708,449	15,655	15,200

Net cash used in investing activities	(8,064,887)	(13,576,656)	(16,814,554)

FINANCING ACTIVITIES:
Contributions from partners	8,310,458	12,921,736	17,733,619
Distributions to partners	(7,694,002)	(10,183,683)	(9,378,057)

Net cash provided by financing activities	616,455	2,738,053	8,355,562

NET INCREASE (DECREASE) IN CASH	(1,365,274)	1,122,648	(59,193)

CASH—Beginning of year	1,388,434	265,786	324,979

CASH—End of year	$23,160	$1,388,434	$265,786

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—	$—

Taxes paid	$221,201	$206,911	$—

NON-CASH:
State grant receivable	$—	$1,114,314	$—

Addition to asset retirement obligation	$122,777	$130,367	$—

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS
     Waskom Gas Processing Company (the “Partnership”), a Texas General Partnership, was formed on November 1, 1995 to construct and operate the Waskom Processing Plant (“the Plant”). As of December 31, 2009 the partners are CenterPoint Energy Gas Processing Company (50%) and Prism Gas Systems I, L.P. (50%). Prism Gas Systems I, L.P. serves as operator. The Partnership is engaged in the processing and marketing of natural gas and natural gas liquids (“NGL’s”), predominantly in Texas and northwest Louisiana.
     The Plant is a 285 MMcfd cryogenic turboexpander gas plant located in Harrison County, Texas. The Plant has full NGL fractionation, treating and stabilization capabilities. Fractionation is a process used to separate the mixture of NGL’s into individual products for sale. Expansions to the processing plant were completed in March and June of 2007, July of 2008 and June of 2009 increasing the capacity from 150 MMcfd to 285 MMcfd. In July 2009 the Waskom fractionator was expanded to a capacity of 14,500 barrels per day from 12,500 barrels per day.
     The natural gas supply for the Plant is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana. The primary suppliers of natural gas to the Plant include BP American Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation, which collectively represent approximately 64% of the 243 MMcfd of natural gas supplied for the year ended December 31, 2009, 70% of the 257 MMcfd of natural gas supplied for the year ended December 31, 2008 and 72% of the 229 MMcfd for the year ended December 31, 2007.
     The Partnership’s processing contracts are predominately percent-of-liquids (“POL”) contracts, in which the Partnership retains a portion of the NGL’s recovered as a processing fee. The Partnership also operates under percent-of-proceeds (“POP”) contracts in which it retains a portion of both the residue gas and the NGL’s as payment for services. There is currently one contract for processing on a keep-whole basis. The Partnership is not contractually required to process these keep-whole volumes and, therefore, only processes natural gas related to this contract under profitable conditions. Sales of third party gas and fractionated NGL’s are predominately to the partners and occur at the tailgate of the Plant.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation— During 2008, Waskom Products Pipeline, LLC was formed as a wholly owned subsidiary of Waskom Gas Processing Company, to hold certain pipeline assets of the Partnership. Accordingly, the financial statements for 2009 and 2008 are consolidated to include both of these entities. All eliminations of intercompany balances have been made.
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

     Depreciation expense was $3,769,905, $3,116,460, and $1,915,089 in 2009, 2008 and 2007, respectively. Repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized.
     Inventories—Substantially all inventory at December 31, 2009 and 2008 represents pipe held for future projects. Such pipe was valued at acquisition cost.
     Asset Retirement Obligations—The Partnership records asset retirement obligations (“ARO”) for costs associated with legal obligations to retire tangible, long-lived assets. The Partnership records as an offset to the “ARO”, an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Partnership’s asset retirement obligations include purging, plugging and remediation costs associated with the pipeline. Accretion expense for 2009, 2008 and 2007 was $230,507, $12,786 and $10,751, respectively.
     Impairment of Long-Lived Assets—Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
     Revenue Recognition—Revenues are recognized when title passes or service is performed. The Partnership’s business consists largely of the ownership and operation of physical assets. End sales from these businesses result in physical deliveries of commodities.
     Federal Income Taxes—The Partnership is a Texas General Partnership and as such has no liability for Federal Income Taxes. Each partner is responsible for its share of federal income tax. On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Therefore, the Partnership has calculated its deferred tax assets and liabilities for Texas based on the new margin tax. The cumulative effect of the change was immaterial. The impact of the change in deferred tax assets does not have a material impact on tax expense. Texas margin tax expense for 2009, 2008 and 2007 was $110,712, $186,722 and $241,864, respectively.
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
3. RELATED-PARTY TRANSACTIONS
     During 2009, 2008 and 2007, the Partnership engaged in certain material transactions with the partners. The Partnership believes that the terms of these transactions were comparable to those that could have been negotiated with unrelated third parties. As of December 31, 2009 and 2008, the Partnership had receivables of approximately $9,373,492 and $10,356,710, respectively, and payables of approximately $1,844,015 and $3,776,855, respectively, due from and due to the partners.

     Per the partnership agreement, cash contributions are made by the partners for capital expenditures and working capital. Contributions for capital expenditures totaled $8,310,458, $12,921,736 and $17,733,619 for 2009, 2008 and 2007, respectively. The partnership agreement allows for cash distributions to be made to the partners of any cash available in excess of working capital requirements, generally equal to two months of historical operating expenses. Such cash distributions in excess of working capital totaled $6,394,002, $8,583,683 and $4,128,057 in 2009, 2008 and 2007, respectively. Other cash distributions totaled $1,300,000, $1,600,000 and $5,250,000 for 2009, 2008 and 2007, respectively.
     The Partnership purchases gas from third party producers and processes this gas based on processing contracts, which are primarily POL contracts. The percentage of liquids retained by the Partnership is distributed to the partners as distributions of products-in-kind based on the partners’ equity interest. Distributions of products in-kind of $11,652,566, $19,449,952 and $18,674,997 in 2009, 2008 and 2007, respectively, were made to the partners. Distributions of products in-kind are valued at prevailing market prices at the time of distribution.
     In some instances, the fractionated NGL’s (less any retained portions) are returned to the third party producers, but in most cases, the third party producers enter into agreements with the partners to market their product. In such instances, the Partnership will sell the product to the partners. Such sales amounted to $46,241,067, $75,738,508 and $53,365,845 in 2009, 2008 and 2007, respectively, and are included as natural gas liquid sales in the income statement.
4. STATE GRANT
     During 2008, the Partnership replaced certain equipment which entitled them to receive a partial reimbursement from the State of Texas. Reimbursements of $1,114,314 and $459,409 were received in March 2009 and August 2009. The Partnership recorded these reimbursements to a contra account in property, plant and equipment. The contra account will be amortized to earnings over the same period as the related equipment is depreciated.
5. SUBSEQUENT EVENT
     On January 15, 2010, the Partnership, through the Partnership’s wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System. The acquisition cost was approximately $40,000,000.
     The Partnership has evaluated subsequent events from the balance sheet date through March 4, 2010, the date at which the financial statements were to available to be issued, and determined there are no other items to disclose.
6. COMMITMENTS AND CONTINGENCIES
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