Form 10-K/A
period 2009-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2010-05-04
CIK 1176334

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐
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
     DOCUMENTS INCORPORATED BY REFERENCE:            None.

EXPLANATORY NOTE
     Martin Midstream Partners L.P. (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2010, solely to correct certain typographical errors in the Financial Statements of Martin Midstream Partners L.P. for the year ended December 31, 2009. Specifically, the third paragraph of the Report of Independent Registered Public Accounting Firm on page 78 should read:
     “In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.”
     Although this paragraph contained certain typographical errors, the remainder of Item 8 — Financial Statements and Supplementary Data was accurate. In all other respects, the Partnership’s annual report on Form 10-K filed on March 4, 2010 remains unchanged. This Amendment No. 1 is as of the date of the original filing date of the Partnership’s annual report on Form 10-K and the Partnership has not updated the disclosures contained therein to reflect any events that occurred at a later date.

i

PART IV
Item 8. Financial Statements and Supplementary Data

SIGNATURES
Certifications of Chief Executive Officer Pursuant to Section 302
Certifications of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
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

Martin Midstream Partners L.P.
(Registrant)

By:	Martin Midstream GP LLC
It’s General Partner

Date: May 4, 2010	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer