Form 10-Q
period 2010-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2010-05-05
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐                     No ☑
          The number of the registrant’s Common Units outstanding at May 5, 2010 was 17,707,832. The number of the registrant’s subordinated units outstanding at May 5, 2010 was 889,444.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash	$13,300	$5,956
Accounts and other receivables, less allowance for doubtful accounts of $1,544 and $1,025, respectively	74,107	77,413
Product exchange receivables	261	4,132
Inventories	33,950	35,510
Due from affiliates	5,322	3,051
Fair value of derivatives	820	1,872
Other current assets	2,671	1,340

Total current assets	130,431	129,274

Property, plant and equipment, at cost	585,476	584,036
Accumulated depreciation	(169,953)	(162,121)

Property, plant and equipment, net	415,523	421,915

Goodwill	37,268	37,268
Investment in unconsolidated entities	99,580	80,582
Fair value of derivatives	73	—
Other assets, net	22,927	16,900

	$705,802	$685,939

Liabilities and Partners’ Capital
Current portion of capital lease obligations	$116	$111
Trade and other accounts payable	71,420	71,911
Product exchange payables	5,460	7,986
Due to affiliates	13,356	13,810
Income taxes payable	740	454
Fair value of derivatives	594	7,227
Other accrued liabilities	3,102	5,000

Total current liabilities	94,788	106,499

Long-term debt and capital leases, less current maturities	293,339	304,372
Deferred income taxes	8,481	8,628
Other long-term obligations	1,478	1,489

Total liabilities	398,086	420,988

Partners’ capital	307,280	267,027
Accumulated other comprehensive income (loss)	436	(2,076)

Total partners’ capital	307,716	264,951

Commitments and contingencies
	$705,802	$685,939

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2010	2009[1]
Revenues:
Terminalling and storage *	$16,041	$15,744
Marine transportation *	17,877	16,336
Product sales: *
Natural gas services	165,229	90,866
Sulfur services	34,409	26,586
Terminalling and storage	9,120	13,519

	208,758	130,971

Total revenues	242,676	163,051

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	157,664	82,667
Sulfur services *	24,735	18,435
Terminalling and storage	8,446	12,105

	190,845	113,207

Expenses:
Operating expenses *	29,195	28,164
Selling, general and administrative *	5,270	4,555
Depreciation and amortization	9,905	9,219

Total costs and expenses	235,215	155,145

Other operating income	102	—

Operating income	7,563	7,906

Other income (expense):
Equity in earnings of unconsolidated entities	2,176	2,059
Interest expense	(8,003)	(4,840)
Other, net	60	88

Total other income (expense)	(5,767)	(2,693)

Net income before taxes	1,796	5,213
Income tax benefit (expense)	(25)	1

Net income	$1,771	$5,214

General partner’s interest in net income	$863	$807
Limited partners’ interest in net income	$631	$4,063

Net income per limited partner unit — basic and diluted	$0.04	$0.28

Weighted average limited partner units — basic	17,708,165	14,532,826
Weighted average limited partner units — diluted	17,709,027	14,537,094

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Included Above
Revenues:
Terminalling and storage	$10,694	$3,926
Marine transportation	6,060	4,900
Product Sales	307	1,667
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	18,706	11,011
Sulfur services	3,317	2,905
Expenses:
Operating expenses	10,633	9,000
Selling, general and administrative	1,802	1,613

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Martin						Accumulated
	Resource	Partners’ Capital					Other
	Management					General	Comprehensive
	Net	Common		Subordinated		Partner	Income
	Investment[1]	Units	Amount	Units	Amount	Amount	(Loss)	Total
Balances — January 1, 2009	$11,665	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$246,379

Net income	344	—	3,826	—	237	807	—	5,214

Cash distributions	—	—	(10,266)	—	(638)	(962)	—	(11,866)

Unit-based compensation	—	—	19	—	—	—	—	19

Adjustment in fair value of derivatives	—	—	—	—	—	—	872	872

Balances — March 31, 2009	$12,009	13,688,152	$232,912	850,674	$(4,089)	$3,849	$(4,063)	$240,618

Balances — January 1, 2010	$—	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net income	—	—	908	—	—	863	—	1,771

Recognition of beneficial conversion feature	—	—	(277)	—	277	—	—	—

Follow-on public offering	—	1,650,000	50,530	—	—	—	—	50,530

General partner contribution	—	—	—	—	—	1,089	—	1,089

Cash distributions	—	—	(12,043)	—	—	(1,121)	—	(13,164)

Unit-based compensation	—	—	27	—	—	—	—	27

Adjustment in fair value of derivatives	—	—	—	—	—	—	2,512	2,512

Balances — March 31, 2010	$—	17,707,832	$284,828	889,444	$16,890	$5,562	$436	$307,716

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009[1]
Net income	$1,771	$5,214
Changes in fair values of commodity cash flow hedges	499	419
Commodity cash flow hedging gains (losses) reclassified to earnings	(117)	(697)
Changes in fair value of interest rate cash flow hedges	(241)	(623)
Interest rate cash flow hedging losses reclassified to earnings	2,371	1,773

Comprehensive income	$4,283	$6,086

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009[1]
Cash flows from operating activities:
Net income	$1,771	$5,214

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,905	9,219
Amortization of deferred debt issuance costs	1,467	281
Amortization of debt discount	6	—
Deferred taxes	(147)	(66)
Gain on sale of property, plant and equipment	(102)	—
Equity in earnings of unconsolidated entities	(2,176)	(2,059)
Distributions from unconsolidated entities	—	650
Distributions in-kind from equity investments	3,741	1,303
Non-cash mark-to-market on derivatives	(3,142)	1,132
Other	27	19
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	3,306	1,416
Product exchange receivables	3,871	1,116
Inventories	1,560	9,907
Due from affiliates	(2,271)	(2,204)
Other current assets	(1,331)	(42)
Trade and other accounts payable	(525)	(17,655)
Product exchange payables	(2,526)	(2,641)
Due to affiliates	(454)	16,857
Income taxes payable	286	92
Other accrued liabilities	(1,898)	(2,649)
Change in other non-current assets and liabilities	(20)	(1,216)

Net cash provided by operating activities	11,348	18,674

Cash flows from investing activities:
Payments for property, plant and equipment	(3,475)	(14,386)
Payments for plant turnaround costs	(1,043)	—
Proceeds from sale of property, plant and equipment	625	—
Investment in unconsolidated entities	(20,110)	—
Return of investments from unconsolidated entities	115	220
Distributions from (contributions to) unconsolidated entities for operations	(568)	640

Net cash used in investing activities	(24,456)	(13,526)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(284,127)	(28,400)
Proceeds from long-term debt	273,093	35,100
Net proceeds from follow on offering	50,530	—
General partner contribution	1,089	—
Payments of debt issuance costs	(6,969)	—
Cash distributions paid	(13,164)	(11,866)

Net cash provided by (used in) financing activities	20,452	(5,166)

Net increase (decrease) in cash	7,344	(18)
Cash at beginning of period	5,956	7,983

Cash at end of period	$13,300	$7,965

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
(1) General
          Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products, natural gas services, sulfur and sulfur-based products processing, manufacturing, marketing and distribution, and marine transportation services for petroleum products and by-products.
          The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010.
          On November 25, 2009, the Partnership closed a transaction with Martin Resource Management Corporation (“Martin Resource Management”) and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which the Partnership acquired certain specialty lubricants processing assets from Cross for total consideration of $44,900. The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, the Partnership is required to revise its financial statements to include activities of the Cross assets as of the date of common control. The Partnership’s March 31, 2009 financial statements have been recast to reflect the results attributable to the Cross assets as if it owned the Cross assets for all periods presented.
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
          (b) Unit Grants
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
          The Partnership accounts for the transactions under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees. The cost resulting from the share-based payment transactions was $27 and $19 for the three months ended March 31, 2010 and 2009, respectively.
          (c) Incentive Distribution Rights
          The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the partnership agreement of the Partnership (the “Partnership Agreement”), and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The target distribution levels entitle the general partner to receive 2% of quarterly cash distributions up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended March 31, 2010 and 2009 the general partner received $844 and $724, respectively, in incentive distributions.
          (d) Net Income per Unit
          The Partnership follows the provisions of ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. To the extent the Partnership Agreement does not explicitly limit distributions to the general partner, any earnings in excess of distributions are to be allocated to the general partner and limited partners utilizing the distribution formula for available cash specified in the Partnership Agreement. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement.
          The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three months ending March 31, 2010 and 2009, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. For the three months ending March 31, 2010 and 2009, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.
          General and limited partner interest in net income includes only net income of the Cross assets since the date of acquisition. Accordingly, net income of the Partnership is adjusted to remove the net income attributable to the Cross assets prior to the date of acquisition and such income is allocated to Martin Resource Management. The recognition of the beneficial conversion feature for the period is considered a deemed distribution to the subordinated unit holders and reduces net income available to common limited partners in computing net income per unit.
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
          The following table reconciles net income to limited partners’ interest in net income:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to Martin Midstream Partners L.P.	$1,771	$5,214
Less pre-acquisition income allocated to Martin Resource Management	—	344
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	844	724
Distributions payable on behalf of general partner interest	277	237
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(258)	(154)
Less beneficial conversion feature	277	—

Limited partners’ interest in net income	$631	$4,063

          The weighted average units outstanding for basic net income per unit was 17,708,165 and 14,532,826 for the three months ended March 31, 2010 and 2009, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 862 and 4,268 for the three months ended March 31, 2010 and 2009, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
          (e) Income Taxes
          With respect to the Partnership’s taxable subsidiary, Woodlawn Pipeline Co., Inc. (“Woodlawn”), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(2) New Accounting Pronouncements
          In December 2009, FASB amended the provisions of ASC 810 related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identity a controlling financial interest and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This amended guidance required additional year-end and interim disclosures for public companies that are similar to the disclosures required by ASC 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9. The Partnership adopted this amended guidance on January 1, 2010. The adoption did not have an impact on the Partnership’s financial position or results of operations.
(3) Acquisitions
          On January 15, 2010, the Partnership, through Prism Gas Systems I, L.P. (“Prism Gas”), as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly-owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System. The Partnership’s share of the acquisition cost was approximately $20,000 and was recorded as an investment in an unconsolidated entity.
(4) Inventories
          Components of inventories at March 31, 2010 and December 31, 2009 were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	March 31,	December 31,
	2010	2009
Natural gas liquids	$12,422	$15,002
Sulfur	7,281	2,540
Sulfur based products	8,440	10,053
Lubricants	3,166	4,684
Other	2,641	3,231

	$33,950	$35,510

(5) Investments in Unconsolidated Entities and Joint Ventures
          Prism Gas owns an unconsolidated 50% interest in WGPC and its subsidiaries (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.
          In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $149 and $149 for the three months ended March 31, 2010 and 2009, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $9,348 and $9,497 at March 31, 2010 and December 31, 2009, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the three months ended March 31, 2010 or 2009.
          As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
          Activity related to these investment accounts for the three months ended March 31, 2010 and 2009 is as follows:

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	$—	$80,582

Distributions in kind	(3,741)	—	—	—	(3,741)
Contributions to unconsolidated entities:
Cash contributions (See Note 3)	20,110	—	—	—	20,110
Contributions to unconsolidated entities for operations	568	—	—	—	568
Return of investments	—	(30)	(85)	—	(115)
Equity in earnings:
Equity in earnings (losses) from operations	2,296	(35)	64	—	2,325
Amortization of excess investment	(138)	(4)	(7)	—	(149)

Investment in unconsolidated entities, March 31, 2010	$94,939	$1,332	$3,309	$—	$99,580

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

Distributions in kind	(1,303)	—	—	—	(1,303)
Distributions from unconsolidated entities	(650)				(650)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	—	90	—	—	90
Contributions to (distributions from) unconsolidated entities for operations	(730)	—	—	—	(730)
Return of investments	—	(25)	(195)	—	(220)
Equity in earnings:
Equity in earnings (losses) from operations	1,969	161	120	(42)	2,208
Amortization of excess investment	(138)	(4)	(7)	—	(149)

Investment in unconsolidated entities, March 31, 2009	$74,126	$1,436	$3,477	$50	$79,089

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
          Select financial information for significant unconsolidated equity-method investees is as follows:

			Three Months Ended
	As of March 31		March 31
		Partner’s		Net
	Total Assets	Capital	Revenues	Income
2010
Waskom	$117,606	$109,025	$28,654	$4,591

	As of December 31
2009
Waskom	$79,604	$70,561	$15,430	$3,939

          As of March 31, 2010 and December 31, 2009 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $34,778 and $32,717, respectively. There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.
          As of March 31, 2010 and December 31, 2009, the Partnership’s interest in cash of the unconsolidated equity-method investees was $1,159 and $704, respectively.
(6) Derivative Instruments and Hedging Activities
          The Partnership’s results of operations are materially impacted by changes in crude oil, natural gas and NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. The Partnership is required to recognize all derivative instruments as either assets or liabilities at fair value on the Partnership’s Consolidated Balance Sheets and to recognize certain changes in the fair value of derivative instruments on the Partnership’s Consolidated Statements of Operations.
          The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at March 31, 2010, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
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
March 31, 2010
(Unaudited)
instrument and the hedge transaction in future periods, then the losses would be immediately reclassified to earnings.
          For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in earnings.
          (a) Commodity Derivative Instruments
          The Partnership is exposed to market risks associated with commodity prices and uses derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with its commodity risk exposure. The Partnership has entered into hedging transactions through 2011 to protect a portion of its commodity exposure. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership is focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
          Due to the volatility in commodity markets, the Partnership is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which is determined on a derivative by derivative basis. This may result, and has resulted in increased volatility in the Partnership’s financial results. Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: a substantial fluctuation in energy prices, the number of derivatives the Partnership holds and significant weather events that have affected energy production. The number of instances in which the Partnership has discontinued hedge accounting for specific hedges is primarily due to those reasons. However, even though these derivatives may not qualify for hedge accounting, the Partnership continues to hold the instruments as it believes they continue to afford the Partnership opportunities to manage commodity risk exposure.
          As of March 31, 2010 and 2009, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.
          Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2010 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of March 31, 2010, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. For the three months ended March 31, 2010 and 2009, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark-to-Market Derivatives::

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	April 2010 to December 2010	$(323)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	April 2010 to December 2010	(271)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	April 2010 to December 2010	183

Total swaps not designated as cash flow hedges				$(411)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Cash Flow Hedges:

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	April 2010 to December 2010	$145

Natural Gas Swap	20,000 Mmbtu	Fixed price of $5.95 settled against IF_ANR_LA first of the month posting	April 2010 to December 2010	308

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.005 settled against IF_ANR_LA first of the month posting	April 2010 to December 2010	159

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.125 settled against IF_ANR_LA first of the month posting	January 2011 to December 2011	98

Total swaps designated as cash flow hedges				$710

Total net fair value of commodity derivatives				$299

          Based on estimated volumes, as of March 31, 2010, the Partnership had hedged approximately 47% and 7% of its commodity risk by volume for 2010 and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
          The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at March 31, 2010. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.
          On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of March 31, 2010, the Partnership has no cash collateral deposits posted with counterparties.
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
          (b) Impact of Commodity Cash Flow Hedges
          Crude Oil. For the three months ended March 31, 2010 and 2009, net gains and losses on swap hedge contracts decreased crude revenue by $3 and increased crude revenue by $180, respectively. As of March 31, 2010 an unrealized derivative fair value gain of $722, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI. Fair value gains of $99 and $623 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
          Natural Gas. For the three months ended March 31, 2010 and 2009, net gains and losses on swap hedge contracts increased gas revenue by $65 and $370, respectively. As of March 31, 2010 an unrealized derivative fair value gain of $562 related to cash flow hedges of natural gas was recorded in AOCI. Fair value gains of $465 and $97 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
          Natural Gas Liquids. For the three months ended March 31, 2010 and 2009, net gains and losses on swap hedge contracts decreased liquids revenue by $37 and increased liquids revenue by $397, respectively. As of March 31, 2010, an unrealized derivative fair value gain of $1,010 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI. Fair value gains of $118 and $892 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
          For information regarding fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.
          (c) Impact of Interest Rate Derivative Instruments
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
          In March 2010, in connection with a pay down of the Partnership’s revolving credit facility, the Partnership terminated all of its cash flow hedge agreements with an aggregate notional amount of $140,000 which it had entered to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. Termination fees of $3,850 were paid on early extinguishment of all interest rate swap agreements in March 2010.
          The Partnership recognized increases in interest expense of $2,561 and $1,923 for the three months ended March 31, 2010 and 2009, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
          For information regarding gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” below.
(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items
          The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments
	Current:			Current:

Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$923
Commodity contracts	Fair value of derivatives	637	311	Fair value of derivatives	—	—

		637	311		—	923

	Non-current:			Non-current:

Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	73	—	Fair value of derivatives	—	—

		73	—		—	—

Total derivatives designated as hedging instruments		$710	$311		$—	$923

Derivatives not designated as hedging instruments
	Current:			Current:

Interest rate contracts	Fair value of derivatives	$—	$1,286	Fair value of derivatives	$—	$5,688
Commodity contracts	Fair value of derivatives	183	275	Fair value of derivatives	594	616

		183	1,561		594	6,304

	Non-current:			Non-current:

Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—

		—	—		—	—

Total derivatives not designated as hedging instruments		$183	$1,561		$594	$6,304

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	For the Three Months Ended March 31, 2010 and 2009
						Ineffective Portion and Amount
	Effective Portion					Excluded from Effectiveness Testing
			Location of			Location of
			Gain or (Loss)			Gain or
			Reclassified			(Loss)	Amount of Gain or
	Amount of Gain or		from	Amount of Gain or (Loss)		Recognized	(Loss) Recognized in
	(Loss) Recognized in		Accumulated	Reclassified from		in Income	Income on
	OCI on Derivatives		OCI into	Accumulated OCI into Income		on	Derivatives
	2010	2009	Income	2010	2009	Derivatives	2010	2009
Derivatives designated as hedging instruments
Interest rate contracts	$(241)	$(623)	Interest Expense	$(2,371)	$(1,773)	Interest Expense	$—	$—
Commodity contracts	499	419	Natural Gas Revenues	113	718	Natural Gas Revenues	4	(21)

Total derivatives designated as hedging instruments	$258	$(204)		$(2,258)	$(1,055)		$4	$(21)

		Amount of Gain or
	Location of Gain or (Loss)	(Loss) Recognized in
	Recognized in Income on	Income on
	Derivatives	Derivatives
		2010	2009
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$(190)	$(150)
Commodity contracts	Natural Gas Services Revenues	(93)	250

Total derivatives not designated as hedging instruments		$(283)	$100

          Amounts expected to be reclassified into earnings for the subsequent twelve-month period are losses of $1,858 for interest rate cash flow hedges and gains of $706 for commodity cash flow hedges.
(7) Fair Value Measurements
          The Partnership provides disclosures pursuant to certain provisions of ASC 820, which provides a framework for measuring fair value and expanded disclosures about fair value measurements. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of each asset and liability carried at fair value into one of the following categories:
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
March 31, 2010
(Unaudited)
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
          The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$—	$—	$—	$—
Natural gas derivatives	565	—	565	—
Crude oil derivatives	183	—	183	—
Natural gas liquids derivatives	145	—	145	—

Total assets	$893	$—	$893	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—
Crude oil derivatives	(271)	—	(271)	—
Natural gas liquids derivatives	(323)	—	(323)	—

Total liabilities	$(594)	$—	$(594)	$—

          The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$1,286	$—	$1,286	$—
Natural gas derivatives	70	—	70	—
Crude oil derivatives	275	—	275	—
Natural gas liquids derivatives	241	—	241	—

Total assets	$1,872	$—	$1,872	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest rate derivatives	$6,611	$—	$6,611	$—

Crude oil derivatives	290	—	290	—
Natural gas liquids derivatives	326	—	326	—

Total liabilities	$7,227	$—	$7,227	$—

          ASC 825-10-65, related to disclosures about fair value of financial instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt including current installments — The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate. The carrying value of the Notes described below approximate fair value due to the Notes being issued five days prior to the end of the current reporting period.
(8) Related Party Transactions
          As of March 31, 2010 Martin Resource Management owns 6,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 40.8% of the Partnership’s outstanding limited partnership units. The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management. The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2010 of approximately 40.8% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.
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
March 31, 2010
(Unaudited)
amount the Partnership is required to reimburse Martin Resource Management for direct expenses. In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.
          Under the omnibus agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2,000 through November 1, 2007 when the cap expired. For the year ended December 31, 2009, the Conflicts Committee of the board of directors of the Partnership’s general partner (the “Conflicts Committee”) approved reimbursement amounts of $3,500, reflecting the Partnership’s allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually. These indirect expenses cover all of the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management’s retained businesses.
          The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control the Partnership’s general partner. The omnibus agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management without the prior approval of the Conflicts Committee. For purposes of the omnibus agreement, the term material agreements means any agreement between the Partnership and Martin Resource Management that requires aggregate annual payments in excess of the then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Under the omnibus agreement, Martin Resource Management has granted the Partnership a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the Partnership’s unitholders. The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on behalf of the Partnership, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.
          Motor Carrier Agreement. The Partnership is a party to a motor carrier agreement effective January 1, 2006 with Martin Transport, Inc. (“Martin Transport”), a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. This agreement replaced a prior agreement between the Partnership and Martin Transport for land transportation services. Under the agreement, Martin Transport agreed to ship the Partnership’s NGL shipments as well as other liquid products. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to lower certain fuel and insurance surcharges being charged to the Partnership. The agreement has an initial term that expired in December 2007 but will continue to automatically renew for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The Partnership has the right to terminate this agreement at any time by providing 90 days prior notice. The Partnership’s shipping rates were fixed for the first year of the agreement, subject to certain cost adjustments. These rates are subject to any adjustment to which the parties mutually agree or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list. Under this agreement, Martin Transport has indemnified the Partnership against all claims arising out of the negligence or willful misconduct of Martin Transport and its officers, employees, agents, representatives and subcontractors. The Partnership indemnified Martin Transport against all claims arising out of the negligence or willful misconduct of the Partnership and its officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport and the Partnership, indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.
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
March 31, 2010
(Unaudited)
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
          Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement. The Partnership entered into a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement with Martin Resource Management under which it has complete, non-exclusive access to, and use of, all marine terminal facilities, all loading and unloading facilities for vessels, barges and trucks and other common use facilities located at the Stanolind terminal. This easement has a perpetual duration. The Partnership did not incur any expenses, costs or other financial obligations under the easement. Martin Resource Management is obligated to maintain and repair all common use areas and facilities located at this terminal. The Partnership shares the use of these common use areas and facilities only with Martin Resource Management who also have tanks located at the Stanolind facility.
          Terminal Services Agreements. The Partnership entered into terminal services agreements under which it provides terminalling services to Martin Resource Management. These agreements automatically renew on a month-to-month basis until either party terminates the agreements by giving written notice to the other party at least 60 days prior to the expiration of the then-applicable term. The per gallon throughput fee that the Partnership charges under these agreements may be adjusted annually based on a price index.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
          Cross Terminalling Agreement. The Partnership is party to the Cross Terminalling Agreement under which it provides terminalling services to Cross. This agreement expired on October 27, 2008 and the Partnership entered into a new five-year agreement which expires October 31, 2013. The per gallon throughput fee the Partnership charges under this agreement may be adjusted during each year of the agreement.
          Cross Tolling Agreement. The Partnership is a party to a long-term, fee for services-based Tolling Agreement with Cross whereby Martin Resource Management pays the Partnership for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts. Under this Tolling Agreement, Martin Resource Management agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a price of $4.00 per barrel. Any additional barrels are refined at a price of $4.28 per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee of $1,300 and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement. The Tolling Agreement has a 12-year term, subject to certain termination rights specified therein.
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
          Waskom Agreements. The Partnership is a party to a product purchase agreement and a gas processing agreement and a liquids fractionation and treating agreement with Waskom whereby the Partnership purchases product from and supplies product to Waskom. These intercompany transactions totaled approximately $15,776 for the quarter ended March 31, 2010. In addition, the Partnership, through Prism Gas, provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.
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
          The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
Terminalling and storage	$10,694	$3,926
Marine transportation	6,060	4,900
Product sales:
Natural gas services	61	127
Sulfur services	186	1,529
Terminalling and storage	60	11

	307	1,667

	$17,061	$10,493

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
          The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Costs and expenses:
Cost of products sold:
Natural gas services	$18,706	$11,011
Sulfur services	3,317	2,905
Terminalling and storage	877	205

	$22,900	$14,121

          The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Operating expenses
Terminalling and storage	$3,041	$2,945
Natural gas services	332	441
Sulfur services	1,016	924
Marine Transportation	6,244	4,690

	$10,633	$9,000

          The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Natural gas services	$269	$204
Sulfur services	617	534
Indirect overhead allocation, net of reimbursement	916	875

	$1,802	$1,613

          The amount of related party interest expense reflected in the Consolidated Statement of Operations is $0 and $171 for the three months ending March 31, 2010 and 2009, respectively.

(9) Business Segments
          The Partnership has four reportable segments: terminalling and storage, natural gas services, sulfur services and marine transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.
          The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating		Operating
		Intersegment	Revenues	Depreciation	Income (loss)
	Operating	Revenues	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended March 31, 2010
Terminalling and storage	$26,342	$(1,181)	$25,161	$4,011	$2,605	$1,787
Natural gas services	165,229	—	165,229	1,191	2,707	346
Sulfur services	34,409	—	34,409	1,523	4,340	1,293
Marine transportation	18,998	(1,121)	17,877	3,180	(290)	49
Indirect selling, general and administrative	—	—	—	—	(1,799)	—

Total	$244,978	$(2,302)	$242,676	$9,905	$7,563	$3,475

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

			Operating		Operating
		Intersegment	Revenues	Depreciation	Income (loss)
	Operating	Revenues	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended March 31, 2009
Terminalling and storage	$30,349	$(1,086)	$29,263	$3,314	$2,462	$7,108
Natural gas services	90,866	—	90,866	1,119	2,751	1,111
Sulfur services	26,586	—	26,586	1,485	3,293	4,996
Marine transportation	17,243	(907)	16,336	3,301	863	1,171
Indirect selling, general and administrative	—	—	—	—	(1,463)	—

Total	$165,044	$(1,993)	$163,051	$9,219	$7,906	$14,386

          The following table reconciles operating income to net income:

	Three Months Ended
	March 31,
	2010	2009
Operating income	$7,563	$7,906
Equity in earnings of unconsolidated entities	2,176	2,059
Interest expense	(8,003)	(4,840)
Other, net	60	88
Income taxes	(25)	1

Net income	$1,771	$5,214

          Total assets by segment are as follows:

	March 31,	December 31,
	2010	2009
Total assets:
Terminalling and storage	$178,094	$178,941
Natural gas services	266,810	256,397
Sulfur services	122,775	139,648
Marine transportation	138,123	110,953

Total assets	$705,802	$685,939

(10) Long-Term Debt and Capital Leases
          At March 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
$200,000 Senior notes, 8.875% interest, net of unamortized discount of $2,806 and $0, respectively, issued March 2010 and due April 2018, unsecured	$197,194	$—
** $275,000 Revolving loan facility at variable interest rate (4.53%* weighted average at March 31, 2010), due March 2013 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	90,000	230,251

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)

	March 31,	December 31,
	2010	2009
$67,949 Term loan facility at variable interest rate (4.73%* at December 31, 2009), converted to revolver loan on March 26, 2010, previously secured by substantially all of the Partnership assets, which included, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in Partnership’s operating subsidiaries	—	67,949
Capital lease obligations	6,261	6,283

Total long-term debt and capital lease obligations	293,455	304,483
Less current installments	116	111

Long-term debt and capital lease obligations, net of current installments	$293,339	$304,372

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.00% to 4.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.00% to 3.25%. The applicable margin for existing LIBOR borrowings is 4.00%. Effective April 1, 2010, the applicable margin for existing LIBOR borrowings will remain at 4.00%. As a result of the Partnership’s leverage ratio test as of March 31, 2010, effective July 1, 2010, the applicable margin for existing LIBOR borrowings will decrease to 3.50% under the current credit facility.

**	Effective October 2008, the Partnership entered into a cash flow hedge that swapped $40,000 of floating rate to fixed rate. The fixed rate cost was 2.820% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 2.580% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in October 2010, but were terminated in March 2010.

**	Effective January 2008, the Partnership entered into a cash flow hedge that swapped $25,000 of floating rate to fixed rate. The fixed rate cost was 3.400% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 3.050% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges matured in January 2010.

**	Effective September 2007, the Partnership entered into a cash flow hedge that swapped $25,000 of floating rate to fixed rate. The fixed rate cost was 4.605% plus the Partnership’s applicable LIBOR borrowing spread. Effective March 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 4.305% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in September 2010, but were terminated in March 2010.

**	Effective November 2006, the Partnership entered into an interest rate swap that swapped $30,000 of floating rate to fixed rate. The fixed rate cost was 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matured in March 2010.

**	Effective March 2006, the Partnership entered into a cash flow hedge that swapped $75,000 of floating rate to fixed rate. The fixed rate cost was 5.25% plus the Partnership’s applicable LIBOR borrowing spread. Effective February 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 5.10% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in November 2010, but were terminated in March 2010.
          (a) Senior Notes
          In March 2010, the Partnership and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of the Partnership (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
“Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200,000 in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Notes”). We completed the aforementioned Notes offering on March 26, 2010 and received proceeds of approximately $197,200, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.
          Purchase Agreement. Under the Purchase Agreement, the Issuers agreed to sell the Notes. The Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Issuers offered and issued the Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S.
          The Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the Guarantors, on one hand, and the Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The Issuers also agreed not to issue certain debt securities for a period of 60 days after March 23, 2010 without the prior written consent of Wells Fargo Securities.
          Indenture.
          Interest and Maturity. On March 26, 2010, the Issuers issued the Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act. The Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Notes will mature on April 1, 2018. The interest payment dates are April 1 and October 1, beginning on October 1, 2010.
          Optional Redemption. Prior to April 1, 2013, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the Notes with the proceeds of certain equity offerings. Prior to April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-month period beginning on April 1, 2014, 102.219% for the twelve-month period beginning on April 1, 2015 and 100.00% for the twelve-month period beginning on April 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Notes.
          Certain Covenants. The Indenture restricts the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.
          Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of the principal of, or premium, if any, on the Notes; (iii) failure by the Partnership to comply with certain covenants relating to asset sales, repurchases of the Notes upon a change of control and mergers or consolidations; (iv) failure by the Partnership for 180 days after notice to comply with its reporting obligations under the Securities Exchange Act of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
1934; (v) failure by the Partnership for 60 days after notice to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by the Partnership or any of its restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20,000 or more, subject to a cure provision; (vii) failure by the Partnership or any of its restricted subsidiaries to pay final judgments aggregating in excess of $20,000, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of the Partnership’s restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Issuers and the Trustee, may declare the Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the Notes to become due and payable.
          Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors must cause to be filed with the SEC, a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors must use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors must use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 270 days after March 26, 2010. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the Notes. The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes under the Registration Rights Agreement.
          (b) Credit Facility
          On November 10, 2005, the Partnership entered into a $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which included a $20,000 letter of credit sub-limit. Effective June 30, 2006, the Partnership increased its revolving credit facility by $25,000, resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility by $75,000, resulting in a committed $195,000 revolving credit facility. Effective December 21, 2009, (i) the Partnership increased its revolving credit facility by approximately $72,722, resulting in a committed $267,722 revolving credit facility and (ii) decreased its term loan facility by approximately $62,051, resulting in a $67,949 term loan facility. Effective January 14, 2010, the Partnership modified its revolving credit facility to (i) permit investment up to $25,000 in joint ventures and (ii) limit its ability to make capital expenditures. Effective February 25, 2010, the Partnership increased the maximum amount of borrowings and letters of credit available under its credit facility from approximately $335,671 to $350,000. Effective March 26, 2010, the Partnership’s credit facility was amended to (i) decrease the size of its aggregate facility from $350,000 to $275,000, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit the Partnership to invest up to $40,000 in its joint ventures, (v) eliminate the covenant that limits its ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit its ability to make future acquisitions and (viii) adjust the financial covenants.
          Under the amended and restated credit facility, as of March 31, 2010, the Partnership had $90,000 outstanding under the revolving credit facility. As of March 31, 2010, irrevocable letters of credit issued under the Partnership’s credit facility totaled $2,120.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
          As of March 31, 2010, the Partnership had $182,880 available under its revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $82,000 to a high of $324,500.
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
          In addition, the credit facility contains various covenants, which, among other things, limit the Partnership’s ability to: (i) incur indebtedness; (ii) grant certain liens; (iii) merge or consolidate unless it is the survivor; (iv) sell all or substantially all of its assets; (v) make certain acquisitions; (vi) make certain investments; (vii) make certain capital expenditures; (viii) make distributions other than from available cash; (ix) create obligations for some lease payments; (x) engage in transactions with affiliates; (xi) engage in other types of business and (xii) incur indebtedness or grant certain liens through its joint ventures.
          The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to the Partnership’s or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00. The Partnership was in compliance with the covenants contained in the credit facility as of March 31, 2010.
          The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls the Partnership’s general partner, or if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner and a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under our credit facility is not appointed, the lenders under the Partnership’s credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under the Partnership’s credit facility if it is deemed to have a material adverse effect on the Partnership. Any event of default and corresponding acceleration of outstanding balances under the Partnership’s credit facility could require the Partnership to refinance such indebtedness on unfavorable terms and would have a material adverse effect on the Partnership’s financial condition and results of operations as well as its ability to make distributions to unitholders.
          The Partnership is required to make certain prepayments under the credit facility. If the Partnership receives greater than $15,000 from the incurrence of indebtedness other than under the credit facility, it must prepay indebtedness under the credit facility with all such proceeds in excess of $15,000. The Partnership must prepay revolving loans under the credit facility with the net cash proceeds from any issuance of its equity. The Partnership must also prepay indebtedness under the credit facility with the proceeds of certain asset dispositions. Other than these mandatory prepayments, the credit facility requires interest only payments on a quarterly basis until maturity. All outstanding principal and unpaid interest must be paid by March 15, 2013. The credit facility contains customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy-related defaults, change of control defaults and litigation-related defaults.
          The Partnership paid cash interest in the amount of $9,729 and $4,925 for the three months ended March 31, 2010 and 2009, respectively. Capitalized interest was $25 and $168 for the three months ended March 31, 2010 and 2009, respectively. In March 2010, the Partnership terminated all of its interest rate swaps resulting in termination fees of $3,850.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
(11) Equity Offering
          On February 8, 2010, the Partnership completed a public offering of 1,650,000 common units at a price of $32.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). In connection with the public offering of units, on February 3, 2010, the Partnership entered into an underwriting agreement with UBS Securities LLC, RBC Capital Markets Corporation and Wells Fargo Securities, LLC, as representatives for the several underwriters parties thereto. The common units sold in the offering were registered under the Securities Act pursuant to the Partnership’s existing shelf registration statement. Following this offering, the common units represented a 93.3% limited partnership interest in the Partnership. Total proceeds from the sale of the 1,650,000 common units, net of underwriters’ discounts, commissions and offering expenses were $50,530. The Partnership’s general partner contributed $1,089 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. On February 8, 2010, the Partnership used $45,000 of the proceeds to reduce the outstanding balance under its revolving credit facility.
(12) Income Taxes
          The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn is subject to income taxes due to its corporate structure. A current federal income tax benefit of $0 and $289 and a current state income tax expense of $5 and $5, related to the operation of the subsidiary, were recorded for the three months ended March 31, 2010 and 2009, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.
          A deferred tax benefit related to the Woodlawn and Cross basis differences of $147 and $66 was recorded for the three months ended March 31, 2010 and 2009, respectively. A deferred tax liability of $8,481 and $8,628 related to the basis differences existed at March 31, 2010 and December 31, 2009, respectively.
          The activities of the assets acquired from Cross prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Cross assets operating results for the three months ended March 31, 2009. A current federal tax expense of $166 related to the Cross assets was recorded for the three months ended March 31, 2009.
          In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $172 and $188 were recorded in current income tax expense for the three months ended March 31, 2010 and 2009, respectively.
          An income tax receivable of $760 (which is included in other current assets) existed at both March 31, 2010 and December 31, 2009.
          The components of income tax expense (benefit) from operations recorded for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
Current:
Federal	$—	$(123)
State	172	188

	172	65
Deferred:
Federal	(147)	(66)

	$25	$(1)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
(13) Commitments and Contingencies
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
          The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from a five-person board, currently consisting of the Defendant and the Plaintiff as well as Wes Skelton, Don Neumeyer and Bob Bondurant (executive officers of Martin Resource Management and the general partner of the Partnership), to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”), currently consisting of the Defendant, the Plaintiff and Wes Skelton, to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it.
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
          The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of May 4, 2010, no further action has been taken at the trial court level in this matter.
          The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
          On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined were detrimental to both

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2010
(Unaudited)
Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the Partnership’s general partner. The position on the board of directors of the Partnership’s general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership. This position on the board of directors has not been filled as of May 5, 2010.
          On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its board of directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of all members of the Martin Resource Management board of directors other than the Plaintiff and the Defendant.
          On May 4, 2010, the Partnership received a copy of a petition filed in a new case with the Court by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff is a director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. The Partnership is not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership.
(14) Consolidating Financial Statements
          In connection with the Partnership’s filing of a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”), Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, may issue unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the registration statement. If issued, the guarantees will be full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities under the Registration Statement which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          References in this quarterly report on Form 10-Q to “Martin Resource Management” refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this quarterly report.
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
          Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 and in this report.
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
Recent Developments
          Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events have severely restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished significantly and, if available, the cost of funds has increased substantially. One of the features driving investments in master limited partnerships, including us, over the past few years has been the distribution growth offered by master limited partnerships due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets. Despite these difficult market conditions, we were able to issue both senior unsecured long-term debt and equity in the first quarter of 2010.
          Conditions in our industry continue to be challenging in 2010. For example:
•	The decline in drilling activity by gas producers in our areas of operations that began during the fourth quarter of 2008 as a result of the global economic crisis has continued. Several gas producers in our areas of operation have substantially reduced drilling activity during 2009 and 2010 as compared to their drilling levels during 2008.

•	The decline in the demand for marine transportation services based on decreased refinery production resulting in an oversupply of equipment.
          Despite the reduced drilling activity and the decline in the demand for marine transportation services, we are positioning ourselves to benefit from a recovering economy. In particular:
•	We adjusted our business strategy for 2009 and 2010 to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling costs. We reduced our capital expenditures in 2009, but will increase them in 2010 based on our capital raised in both the debt and equity markets in the first quarter 2010.

•	We continue to evaluate opportunities to enter into commodity hedging transactions to further reduce our commodity price risk.

•	We completed the disposition of certain non-strategic assets including the April 2009 sale of the Mont Belvieu Railcar Unloading Facility for $19.6 million, and we may consider marketing certain other non-strategic assets in the future.

•	Our near-term focus is to ensure that we have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The current economic crisis and the existing litigation at Martin Resource Management has created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders.

•	The senior unsecured notes issued in March 2010 represent fixed rate debt. We are contemplating entering into interest rate hedging contracts that swap a portion of our fixed rate interest payments with floating rate interest payments.
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
          You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010 in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under ASC 350 related to intangibles-goodwill and other.
          Derivatives
          All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2010, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.
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
          Revenue Recognition
          Revenue for our four operating segments is recognized as follows:
          Terminalling and storage. Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee. For throughput contracts, revenue is recognized based on the volume moved through our terminals at the contracted rate. For our tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility. When lubricants and drilling fluids are sold by truck, revenue is recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product.
          Natural gas services. Natural gas gathering and processing revenues are recognized when title passes or service is performed. NGL distribution revenue is recognized when product is delivered by truck to our NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, we recognize NGL distribution revenue when the customer receives the product from either the storage facility or pipeline.
          Sulfur services. Revenue is recognized when the customer takes title to the product at our plant or the customer facility.
          Marine transportation. Revenue is recognized for contracted trips upon completion of the particular trip. For time charters, revenue is recognized based on a per day rate.
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
          All four of our “reporting units”, terminalling and storage, natural gas services, sulfur services and marine transportation, contain goodwill.
          We have performed the annual impairment test as of September 30, 2009 and we have determined that the fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method and (iii) the guideline transaction method.
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
          Estimates of future asset retirement obligations include significant management judgment and are based on projected future retirement costs. Such costs could differ significantly when they are incurred. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates due to surface repair, labor and material costs, revisions to estimated inflation rates and changes in the estimated timing of abandonment. For example, the Company does not have access to natural gas reserves information related to our gathering systems to estimate when abandonment will occur.
Our Relationship with Martin Resource Management
          Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil processing facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, our asphalt facilities in Omaha, Nebraska.
          We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.
          Ownership
          Martin Resource Management owns an approximate 40.0% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.
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
          Related Party Agreements
          We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $18.6 million of direct costs and expenses for the three months ended March 31, 2010 compared to $14.2 million for the three months ended March 31, 2009. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
          In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective October 1, 2009 through September 30, 2010, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $3.5 million. We reimbursed Martin Resource Management for $0.9 and $0.7 million of indirect expenses for the three months ended March 31, 2010 and 2009, respectively. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
          In addition to the omnibus agreement, we and Martin Resource Management have entered into various other agreements. The agreements include, but are not limited to, a motor carrier agreement, a terminal services agreement, a marine transportation agreement, a product storage agreement, a product supply agreement, and a Purchaser Use Easement, Ingress-Egress Easement and Utility Facilities Easement. Pursuant to the terms of the omnibus agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the Conflicts Committee.
          For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions — Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010.
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
          In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 10% and 9% of our total cost of products sold during the three months ended March 31, 2010 and 2009, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
          Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% and 6% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.

          In April 2009, we sold our traditional lubricant business to Martin Resource Management in return for a service fee for lubricant volume moved through our terminals.
          In November 2009, we purchased the refining assets of Cross Oil Refining & Marketing, Inc. (“Cross”) and entered into a long-term, fee for services-based Tolling Agreement whereby Martin Resource Management pays us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.
          For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions — Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010.
          Approval and Review of Related Party Transactions
          If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee, as constituted under our limited partnership agreement. Certain related party transactions are required to be submitted to the Conflicts Committee. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.
Results of Operations
          The results of operations for the three months ended March 31, 2010 and 2009 have been derived from our consolidated and condensed financial statements.
          We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2010 and 2009. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended March 31, 2010
Terminalling and storage	$26,342	$(1,181)	$25,161	$3,309	$(704)	$2,605
Natural gas services	165,229	—	165,229	2,295	412	2,707
Sulfur services	34,409	—	34,409	2,927	1,413	4,340
Marine transportation	18,998	(1,121)	17,877	831	(1,121)	(290)
Indirect selling, general and administrative	—	—	—	(1,799)	—	(1,799)

Total	$244,978	$(2,302)	$242,676	$7,563	$—	$7,563

Three months ended March 31, 2009
Terminalling and storage	$30,349	$(1,086)	$29,263	$3,269	$(807)	$2,462
Natural gas services	90,866	—	90,866	2,481	270	2,751
Sulfur services	26,586	—	26,586	1,894	1,399	3,293
Marine transportation	17,243	(907)	16,336	1,725	(862)	863
Indirect selling, general and administrative	—	—	—	(1,463)	—	(1,463)

Total	$165,044	$(1,993)	$163,051	$7,906	$—	$7,906

          Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings (loss) of unconsolidated entities, interest expense and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.
          Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
          Our total revenues before eliminations were $245.0 million for the three months ended March 31, 2010 compared to $165.0 million for the three months ended March 31, 2009, an increase of $80 million, or 48%. Our operating income before eliminations was $7.6 million for the three months ended March 31, 2010 compared to $7.9 million for the three months ended March 31, 2009, a decrease of $0.3 million, or 4%.
          The results of operations are described in greater detail on a segment basis below.
          Terminalling and Storage Segment
          The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues:
Services	$17,222	$16,786
Products	9,120	13,563

Total revenues	26,342	30,349

Cost of products sold	8,446	12,105
Operating expenses	10,517	11,230
Selling, general and administrative expenses	59	431
Depreciation and amortization	4,011	3,314

Operating income	$3,309	$3,269

          Revenues. Our terminalling and storage revenues decreased $4.0 million, or 13%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Service revenue accounted for a $0.4 million increase offset by a $4.4 million decrease in lubricant product sales. The service revenue increase was primary a result of our acquisition of certain specialty lubricants processing assets from Cross (the “Cross Assets”). Product revenue decreased $4.4 million primarily due to the sale of our traditional lubricants business, including inventory, to Martin Resource Management in April 2009 in return for a service fee of $5.4 million for lubricant volumes moved through our terminals. This was offset by an increase in sales volumes and average selling price at our Mega Lubricants terminal resulting in an additional $0.9 million.
          Cost of products sold. Our cost of products sold decreased $3.7 million, or 30%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to the sale of our traditional lubricants business, including inventory, to Martin Resource Management in April 2009 in return for a service fee of $4.6 million for lubricant volumes moved through our terminals. This was offset by an increase in sales volumes and average selling price at our Mega Lubricants terminal resulting in an additional $0.9 million.
          Operating expenses. Operating expenses decreased $0.7 million, or 6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was due primarily to a decrease in product handling costs by $0.2 million, utility costs by $0.2 million and a decrease in activity at our terminals.
          Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.4 million, or 86%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to the inclusion of the recast 2009 historical expenses attributable to the Cross Assets.

          Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 21%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily a result of capital expenditures made in the past twelve months.
          In summary, our terminalling operating income was approximately the same for both three month periods ended March 31, 2010 and 2009.
          Natural Gas Services Segment
          The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues:
NGLs	$153,011	$83,806
Natural gas	10,995	5,184
Non-cash mark-to-market adjustment of commodity derivatives	(52)	(265)
Gain (loss) on cash settlements of commodity derivatives	77	1,213
Other operating fees	1,198	928

Total revenues	165,229	90,866

Cost of products sold:
NGLs	147,283	77,966
Natural gas	10,793	4,971

Total cost of products sold	158,076	82,937

Operating expenses	1,766	2,505
Selling, general and administrative expenses	1,901	1,824
Depreciation and amortization	1,191	1,119

	2,295	2,481

Other operating income	—	—

Operating income (loss)	$2,295	$2,481

NGLs Volumes (Bbls)	2,870	2,327

Natural Gas Volumes (Mmbtu)	2,031	1,357

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$2,176	$2,059

Waskom:
Plant Inlet Volumes (Mmcf/d)	247	243

Frac Volumes (Bbls/d)	8,404	11,426

          Revenues. Our natural gas services revenues increased $74.4 million, or 82% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to higher commodity prices and increased natural gas and NGL volumes.
          For the three months ended March 31, 2010, NGL revenues increased $69.2 million, or 83% and natural gas revenues increased $5.8 million, or 112%. NGL sales volumes for the three months of 2010 increased 23% and natural gas volumes increased 50% compared to the same period of 2009. Our NGL average sales price per barrel for the three months ended March 31, 2010 increased $17.30, or 48%, and our natural gas average sales price per Mmbtu increased $1.59, or 42% compared to the same period of 2009. The increase in NGL and natural gas volumes is primarily due to increased industrial demand and producer volumes resulting from a recovery from the economic downturn.

          Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended March 31, 2010, 45% of our total natural gas volumes and 37% of our total NGL volumes were hedged as compared to 51% and 36%, for the same period in 2009. Non-cash mark-to-market losses offset by gains recognized on cash settlements of our derivative contracts resulted in no impact on total natural gas and NGL revenues for the first quarter of 2010 compared to an increase of $0.9 million in the same period of 2009.
          Costs of product sold. Our cost of products sold increased $75.1 million, or 91%, for the three months ended March 31, 2010 compared to the same period of 2009. Of the increase, $69.3 million relates to NGLs and $5.8 million relates to natural gas. The percentage increase in NGL cost of products sold is greater than our percentage increase in NGL revenues as our NGL margins decreased $0.51 per barrel, or 20%. We were unable to expand our margins due to decreasing commodities prices on sales contracts executed and priced in 2009 that were not fulfilled until 2010. The percentage increase relating to natural gas cost of products sold is more than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease $0.06 per Mmbtu primarily as a result of our pricing structure with respect to certain contracts.
          Operating expenses. Operating expenses decreased $0.7 million, or 30%, for the three months ended March 31, 2010 compared to the same period of 2009. This decrease is primarily related to maintenance on the Woodlawn gathering system that occurred in 2009.
          Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the three months ended March 31, 2010 as compared to the same period for 2009.
          Depreciation and amortization. Depreciation and amortization remained consistent for the three months ended March 31, 2010 as compared to the same period for 2009.
          In summary, our natural gas services operating income increased $0.2 million, or 8%, for the three months ended March 31, 2010 compared to the same period of 2009.
          Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.2 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $0.1 million. This increase is related to earnings received from Waskom, Matagorda and PIPE. This increase is primarily a result of the Harrison Gathering System acquisition offset by lower volumes related to a shut in platform on the Fishhook System (PIPE), unscheduled downtime for a major NGL customer and a leaner gas stream due to volumes associated with the Haynesville Shale.
          Sulfur Segment
          The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues	$34,409	$26,586
Cost of products sold	24,826	18,526
Operating expenses	4,236	3,853
Selling, general and administrative expenses	897	828
Depreciation and amortization	1,523	1,485

Operating income	$2,927	$1,894

Sulfur (long tons)	273.2	229.2
Fertilizer (long tons)	69.7	50.6

Sulfur Services Volumes (long tons)	342.9	279.8

          Revenues. Our sulfur services revenues increased $7.8 million, or 29%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily a result of a 23% increase in our volumes sold and an average sales price increase of 6%.

          Cost of products sold. Our cost of products sold increased $6.3 million, or 34%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our margin per ton remained constant as the costs of products increased in proportion to revenues.
          Operating expenses. Our operating expenses increased $0.4 million, or 10%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was a result of the payment of an insurance deductible for a hull damage claim suffered by the Margaret Sue of $0.2 million and fuel costs of $0.2 million.
          Selling, general and administrative expenses Selling, general and administrative expenses remained relatively consistent for both periods March 31, 2010 and 2009.
          Depreciation and amortization. Depreciation and amortization expense remained relatively consistent for both periods March 31, 2010 and 2009.
          In summary, our sulfur operating income increased $1.0 million, or 55%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
          Marine Transportation Segment
          The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues	$18,998	$17,243
Operating expenses	14,475	12,208
Selling, general and administrative expenses	614	9
Depreciation and amortization	3,180	3,301

	729	1,725

Other operating income	102	—

Operating income	$831	$1,725

          Revenues. Our marine transportation revenues increased $1.8 million, or 10%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our offshore revenues increased $2.2 million due to increased utilization of our offshore vessels. This was offset by a $0.4 million decrease in our inland marine operations primarily due to expiration of several term contracts at favorable rates and the introduction of those tows into the spot market at lower rates and decreased utilization.
          Operating expenses. Operating expenses increased $2.3 million, or 19%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase in operating costs is primarily due to increased barge leases of $1.1 million and an increase in repairs and maintenance of $1.0 million.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase is due to a $0.3 million recovery of a receivable in 2009 previously deemed uncollectible and a $0.3 million increase in bad debt in 2010.
          Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily a result of disposal of equipment offset by capital expenditures made in the last twelve months.
          Other operating income. Other operating income related to a gain on the sale of equipment in the period ended March 31, 2010.
          In summary, our marine transportation operating income decreased $0.9 million, or 52%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

          Equity in Earnings of Unconsolidated Entities
          We own an unconsolidated 50% interest in Waskom, Matagorda and PIPE. As a result, these assets are accounted for by the equity method.
          On January 15, 2010, Waskom, through its wholly owned subsidiaries Waskom Midstream LLC and Olin Gathering LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System. The Partnership’s share of the acquisition cost was approximately $20 million and was recorded as an investment in an unconsolidated entity.
          For the three months ended March 31, 2010 and 2009 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and the Bosque County Pipeline.
          Equity in earnings of unconsolidated entities was $2.2 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $0.1 million. This increase is related to earnings received from Waskom, Matagorda and PIPE. This increase is primarily a result of the Harrison Gathering System acquisition offset by lower volumes related to a shut in platform on the Fishhook System (PIPE), unscheduled downtime for a major NGL customer and a leaner gas stream due to volumes associated with the Haynesville Shale.
          Interest Expense
          Our interest expense for all operations was $8.0 million for the three months ended March 31, 2010, compared to the $4.9 million for the three months ended March 3, 2009, an increase of $3.1 million, or 63%. This increase was primarily due to the termination of all our interest rate swaps at a cost of $3.8 million and increases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps.
          Indirect Selling, General and Administrative Expenses
          Indirect selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009, an increase of $0.3 million, or 20%.
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
          In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. Effective October 1, 2009 through September 30, 2010, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $3.5. We reimbursed Martin Resource Management for $0.9 and $0.7 million of indirect expenses for the three months ended March 31, 2010 and 2009, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
Liquidity and Capital Resources
          Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private. During the three months ended March 31, 2010, we completed several transactions that have improved our liquidity position. We received net proceeds of $197.2 million from a private placement of senior notes and $50.5 million from a public offering of common units. Additionally, we made certain strategic amendments to our credit facility.
          As a result of these financing activities, discussed in further detail below, management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances and our current borrowing capacity under the expanded revolving credit facility. However, it may be necessary to raise additional funds to finance our future capital requirements.
          Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 4, 2010, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.
          Debt Financing Activities
          Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40.0 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions and (viii) adjust the financial covenants. For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Credit Facility” within this Item.
          On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility. For a more detailed discussion regarding the notes offering, see “Description of Our Long-Term Debt—Senior Notes” within this Item.
          The senior unsecured notes issued in March 2010 represent fixed rate debt. We are contemplating entering into interest rate swaps that swap a portion of these fixed rate interest payments with floating rate interest payments. We expect this transaction to occur during the second quarter of 2010.
          Equity Offering
          On February 8, 2010, we completed a public offering of approximately 1.65 million common units, representing limited partner interests in us at a purchase price of $32.35 per common unit. In connection with the public offering of units, on February 3, 2010, we entered into an underwriting agreement with UBS Securities LLC, RBC Capital Markets Corporation and Wells Fargo Securities, LLC, as representatives for the several underwriters parties thereto. The common units sold in the offering were registered under the Securities Act pursuant to our existing shelf registration statement. Following this offering, the common units represented a 93.3% limited partnership interest in us. We received net proceeds of approximately $50.5 million after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. The majority of the proceeds from the offering were used to pay down borrowings under our revolving credit facility.
          Cash Flows and Capital Expenditures
          For the three months ended March 31, 2010 cash increased $7.3 million as a result of $11.3 million provided by operating activities, $24.5 million used in investing activities and $20.5 million used in financing activities. For the three months ended March 31, 2009 cash remained consistent as a result of $18.7 million provided by operating activities, $13.5 million used in investing activities and $5.2 million used in financing activities.
          For the three months ended March 31, 2010 our investing activities of $24.5 million consisted of capital expenditures, proceeds from sale of property, plant and equipment, plant turnaround costs, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the three months ended March 31, 2009 our investing activities of $13.5 million consisted of capital expenditures, acquisitions, return of investments from unconsolidated entities and distributions from unconsolidated entities.

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
          For the three months ended March 31, 2010 and 2009, our capital expenditures for property and equipment were $3.5 million and $14.4 million, respectively.
          As to each period:
•	For the three months ended March 31, 2010, we spent $2.5 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as in the marine transportation segment for dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•	For the three months ended March 31, 2009, we spent $12.3 million for expansion and $2.1 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur business. Our maintenance capital expenditures were primarily made in our marine transportation segment to extend the useful lives of our marine assets and in our terminalling segment.
          For the three months ended March 31, 2010, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $13.2 million, payments of long-term debt and capital lease obligations to financial lenders of $284.1 million, borrowings of long-term debt under our credit facility of $273.1 million, payments of debt issuance costs of $6.8 million, proceeds from a public offering of $50.6 million and general partner contributions of $1.1 million.
          For the three months ended March 31, 2009, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $11.9 million, payments of long term debt to financial lenders of $28.4 million and borrowings of long-term debt under our credit facility of $35.1 million.
          We made net investments in (received contributions from) unconsolidated entities of ($0.6) million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively. The net investment in unconsolidated entities includes $0.2 million and $0.2 million of expansion capital expenditures in the three months ended March 31, 2010 and 2009, respectively.
          Capital Resources
          Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.
          As of March 31, 2010, we had $293.5 million of outstanding indebtedness, consisting of outstanding borrowings of $197.2 million (net of unamortized discount) under our Senior Notes, $90.0 million under our revolving credit facility and $6.3 million under capital lease obligations.
          Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2010 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter
Long-Term Debt
Revolving credit facility	$90,000	$—	$90,000	$—	$—
Senior unsecured notes	197,194	—	—	—	197,194
Capital leases including current maturities	6,261	116	318	510	5,317
Non-competition agreements	250	50	100	100	—
Purchase obligations	23,280	7,760	15,520	—	—
Operating leases	22,087	4,286	9,220	4,279	4,302
Interest expense(1)
Revolving credit facility	12,056	4,078	7,978	—	—
Senior unsecured notes	142,296	9,171	35,500	35,500	62,125
Capital leases	5,821	987	1,909	1,781	1,144

Total contractual cash obligations	$499,245	$26,448	$160,545	$42,170	$270,082

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
          Letter of Credit. At March 31, 2010, we had outstanding irrevocable letters of credit in the amount of $2.1 million, which were issued under our revolving credit facility.
          Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
Description of Our Long-Term Debt
          Senior Notes
          In March 2010, we and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of us (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200 million in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Notes”). We completed the aforementioned Notes offering on March 26, 2010 and received proceeds of approximately $197.2 million, after deducting initial purchasers discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.
          Purchase Agreement. Under the Purchase Agreement, the Issuers agreed to sell the Notes. The Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Issuers offered and issued the Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S.
          The Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the Guarantors, on one hand, and the Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The Issuers also agreed not to issue certain debt securities for a period of 60 days after March 23, 2010 without the prior written consent of Wells Fargo Securities.
          Indenture.
          Interest and Maturity. On March 26, 2010, the Issuers issued the Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act. The Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Notes will mature on April 1, 2018. The interest payment dates are April 1 and October 1, beginning on October 1, 2010.
          Optional Redemption. Prior to April 1, 2013, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the Notes with the proceeds of certain equity offerings. Prior to April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-month period beginning on April 1, 2014, 102.219% for the twelve-month period beginning on April 1, 2015 and 100.00% for the twelve-month period beginning on April 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Notes.
          Certain Covenants. The Indenture restricts our ability and the ability of certain of its subsidiaries to: (i) sell assets including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.
          Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of the principal of, or premium, if any, on the Notes; (iii) our failure to comply with certain covenants relating to asset sales, repurchases of the Notes upon a change of control and mergers or consolidations; (iv) our failure, for 180 days after notice, to comply with its reporting obligations under the Securities Exchange Act of 1934; (v) our failure, for 60 days after notice, to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by us or any of our restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20 million or more, subject to a cure provision; (vii) our or any of our restricted subsidiaries failure to pay final judgments aggregating in excess of $20 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of our restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of us. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Issuers and the Trustee, may declare the Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of us that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of us, will automatically cause the Notes to become due and payable.
          Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors must cause to be filed with the SEC, a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors must use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors must use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 270 days after March 26, 2010. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the Notes. The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes under the Registration Rights Agreement.
          Credit Facility
          On November 10, 2005, we entered into a $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which included a $20.0 million letter of credit sub-limit. Effective June 30, 2006, we increased our revolving credit facility by $25.0 million, resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility by $75.0 million, resulting in a committed $195.0 million revolving credit facility. Effective December 21, 2009, (i) we increased our revolving credit facility by approximately $72.7 million, resulting in a committed $267.8 million revolving credit facility and (ii) decreased our term loan facility by approximately $62.1 million, resulting in a $67.9 million term loan facility. Effective January 14, 2010, we modified our revolving credit facility to (i) permit investment up to $25.0 million in joint ventures and (ii) limit our ability to make capital expenditures. Effective February 25, 2010, we increased the maximum amount of borrowings and letters of credit available under our credit facility from approximately $335.7 million to $350.0 million. Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions and (viii) adjust the financial covenants.
          As of March 31, 2010, we had approximately $90.0 million outstanding under the revolving credit facility and $2.1 million of letters of credit issued, leaving approximately $182.9 million available under our credit facility for future revolving credit borrowings and letters of credit.
          The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on our credit facility have ranged from a low of $82.0 million to a high of $324.5 million.
          The credit facility is guaranteed by substantially all of our subsidiaries. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in our subsidiaries and certain of our equity method investees.
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
          Indebtedness under the credit facility bears interest, at our option, at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee of 0.50% per annum on the unused revolving credit availability under the credit facility. The letter of credit fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the new credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

	Base Rate	Eurodollar Rate	Letter of Credit
Leverage Ratio	Loans	Loans	Fees
Less than 2.75 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 2.75 to 1.00 and less than 3.00 to 1.00	2.25%	3.25%	3.25%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.50%	3.50%	3.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	3.00%	4.00%	4.00%
Greater than or equal to 4.00 to 1.00	3.25%	4.25%	4.25%

          As of March 31, 2010, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 4.00%. Effective April 1, 2010, based on our leverage ratio as of December 31, 2009, the applicable margin for Eurodollar Rate borrowings will remain at 4.00%. Effective July 1, 2010, based on our leverage ratio as of March 31, 2010, the applicable margin for Eurodollar Rate borrowings will decrease to 3.50% until the next quarterly determination of our leverage ratio. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.
          The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00. After our or any of our subsidiaries’ issuance of $100.0 million or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00.
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
          The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls our general partner, or if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner and a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under our credit facility is not appointed, the lenders under our credit facility may declare all amounts outstanding there under immediately due and payable. In addition, either a bankruptcy event with respect to Martin Resource Management or a judgment with respect to Martin Resource Management could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us.
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
          As of May 4, 2010, our outstanding indebtedness includes $83.0 million under our credit facility.
          We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.
          Effective October 2008, we entered into an interest rate swap that swapped $40.0 million of floating rate to fixed rate. The fixed rate cost was 2.820% plus our applicable LIBOR borrowing spread. Effective April 2009, we entered into two subsequent swaps to lower our effective fixed rate to 2.580% plus our applicable LIBOR borrowing spread. The original swap and the first subsequent swap were accounted for using mark-to-market accounting. The second subsequent swap was accounted for using hedge accounting. Each of the swaps were scheduled to mature in October 2010, but were terminated in March 2010.
          Effective January 2008, we entered into an interest rate swap that swapped $25.0 million of floating rate to fixed rate. The fixed rate cost was 3.400% plus our applicable LIBOR borrowing spread. Effective April 2009, we entered into two subsequent swaps to lower our effective fixed rate to 3.050% plus our applicable LIBOR borrowing spread. The original swap and the first subsequent swap were accounted for using mark-to-market accounting. The second subsequent swap was accounted for using hedge accounting. Each of the swaps matured in January 2010.

          Effective September 2007, we entered into an interest rate swap that swapped $25.0 million of floating rate to fixed rate. The fixed rate cost was 4.605% plus our applicable LIBOR borrowing spread. Effective March 2009, we entered into two subsequent swaps to lower our effective fixed rate to 4.305% plus our applicable LIBOR borrowing spread. The original swap and the first subsequent swap were accounted for using mark-to-market accounting. The second subsequent swap was accounted for using hedge accounting. Each of the swaps were scheduled to mature in September 2010, but were terminated in March 2010.
          Effective November 2006, we entered into an interest rate swap that swapped $30.0 million of floating rate to fixed rate. The fixed rate cost was 4.765% plus our applicable LIBOR borrowing spread. This interest rate swap, which matured in March 2010, was not accounted for using hedge accounting.
          Effective March 2006, we entered into an interest rate swap that swapped $75.0 million of floating rate to fixed rate. The fixed rate cost was 5.25% plus our applicable LIBOR borrowing spread. Effective February 2009, we entered into two subsequent swaps to lower our effective fixed rate to 5.10% plus our applicable LIBOR borrowing spread. The original swap and the first subsequent swap were accounted for using mark-to-market accounting. The second subsequent swap was accounted for using hedge accounting. Each of the swaps were scheduled to mature in November 2010, but were terminated in March 2010.
Seasonality
          A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted our terminalling and storage and marine transportation business’s revenues.
Impact of Inflation
          Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2010 and 2009. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
          Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
          Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2010 or 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Commodity Price Risk. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Under our hedging policy, we monitor and manage the commodity market risk associated with the commodity risk exposure of Prism Gas Systems I, L.P. (“Prism Gas”). In addition, we are focusing on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.
          We use derivatives to manage the risk of commodity price fluctuations. These outstanding contracts expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We have incurred no losses associated with counterparty nonperformance on derivative contracts.
          On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, have established a maximum credit limit threshold pursuant to our hedging policy, and monitor the appropriateness of these limits on an ongoing basis. We have agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of March 31, 2010, we have no cash collateral deposits posted with counterparties.
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
          Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three months ended March 31, 2010 and 2009 as our contract mix and percent of volumes associated with those contracts did not differ materially.
          The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $1.0 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $0.5 million.
          Prism Gas has entered into hedging transactions through 2011 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.
          Based on estimated volumes, as of March 31, 2010, we had hedged approximately 47% and 7% of our commodity risk by volume for 2010 and 2011, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:
•	Natural gas contracts — monthly posting for ANR Pipeline Co. — Louisiana as posted in Platts Inside FERC’s Gas Market Report;

•	Crude oil contracts — WTI NYMEX average for the month of the daily closing prices; and

•	Natural gasoline contracts — Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).
Hedging Arrangements in Place
As of March 31, 2010

			Commodity	Commodity	Fair Value	Fair Value
			Price	Price	Asset	Liability
Period	Underlying	Notional Volume	We Receive	We Pay	(In Thousands)	(In Thousands)
April 2010-December 2010	Crude Oil	24,000 (BBL)	Index	$69.15/bbl	$—	$(271)
April 2010-December 2010	Crude Oil	36,000 (BBL)	Index	$72.25/bbl	—	(323)
April 2010-December 2010	Crude Oil	12,000 (BBL)	Index	$104.80/bbl	183	—
April 2010-December 2010	Natural Gasoline	12,000 (BBL)	Index	$94.14/bbl	145	—
April 2010-December 2010	Natural Gas	240,000 (Mmbtu)	Index	$5.95/Mmbtu	308	—
April 2010-December 2010	Natural Gas	120,000 (Mmbtu)	Index	$6.005/Mmbtu	159	—
January 2011-December 2011	Natural Gas	120,000 (Mmbtu)	Index	$6.125/Mmbtu	98	—

					$893	$(594)

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
          Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.47% as of March 31, 2010. We had a total of $83.0 million of indebtedness outstanding under our credit facility as of May 4, 2010, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2010, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $0.9 million annually.
          Historically, we have managed a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. During the first quarter 2010, we terminated all of our interest rate swaps on our revolving credit facility. At March 31, 2010, we are not party to any interest rate swap agreements.
Item 4. Controls and Procedures
          Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
Item 1A. Risk Factors
          There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2010.
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
          The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3.2 million, attorney’s fees of approximately $1.6 million and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from a five-person board, currently consisting of the Defendant and the Plaintiff as well as Wes Skelton, Don Neumeyer and Bob Bondurant (executive officers of Martin Resource Management and our general partner), to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”), currently consisting of the Defendant, the Plaintiff and Wes Skelton, to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource

Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it.
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
          The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of May 4, 2010, no further action has been taken at the trial court level in this matter.
          The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
          On September 24, 2008, Martin Resource Management removed Plaintiff as a director of our general partner. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined were detrimental to both Martin Resource Management and us. The Plaintiff does not serve on any committees of the board of directors of our general partner. The position on the board of directors of our general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of our general partner. This position on the board of directors has not been filled as of May 5, 2010.

          On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its board of directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of all members of the Martin Resource Management board of directors other than the Plaintiff and the Defendant.
          On May 4, 2010, we received a copy of a petition filed in a new case with the Court by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff is a director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Plaintiff with respect to his service as an officer or former director of our general partner.
Item 6. Exhibits
          The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.
By:	Martin Midstream GP LLC
It’s General Partner

Date: May 5, 2010	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Name

3.1	Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2	Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 25, 2009 (filed as Exhibit 10.1 to the Partnership’s Amendment to Current Report on Form 8-K/A, filed January 19, 2010, and incorporated herein by reference).

3.3	Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K, filed November 19, 2002, and incorporated herein by reference).

3.5	Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6	Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.7	Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8	Limited Liability Company Agreement of the Operating General Partner, dated June 21, 2002 (filed as Exhibit 3.8 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).

4.2	Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

4.3	Indenture, dated as of March 26, 2010, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K, filed March 26, 2010, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of March 26, 2010, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 4.2 to the Partnership’s Current Report on Form 8-K, filed March 26, 2010, and incorporated herein by reference).

10.1	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of January 14, 2010, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institutions parties thereto, as lenders, and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed January 19, 2010, and incorporated herein by reference).

10.2	Underwriting Agreement dated as of February 3, 2010 by and among the Partnership, Martin Midstream GP LLC, Martin Operating GP LLC, Martin Operating Partnership L.P. and UBS Securities LLC, RBC Capital Markets Corporation and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to the Partnership’s Current Report on Form 8-K, filed February 3, 2010, and incorporated herein by reference).

10.3	Commitment Increase and Joinder Agreement dated as of February 25, 2010, by and among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Prism Liquids Pipeline LLC, Woodlawn Pipeline Co., Inc., The Royal Bank of Scotland plc, as new lender, and Royal Bank of Canada, as administrative agent and L/C Issuer (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed March 1, 2010, and incorporated herein by reference).

10.4	Purchase Agreement, dated as of March 23, 2010, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed March 23, 2010, and incorporated herein by reference).

Exhibit
Number	Exhibit Name

10.5	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of March 26, 2010, among the Operating Partnership, the Partnership, the Operating General Partner, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed March 26, 2010, and incorporated herein by reference).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed or furnished herewith