Form 10-Q
period 2010-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2010-08-04
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of the registrant’s Common Units outstanding at August 4, 2010 was 17,707,832. The number of the registrant’s subordinated units outstanding at August 4, 2010 was 889,444.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash	$10,095	$5,956
Accounts and other receivables, less allowance for doubtful accounts of $1,903 and $1,025, respectively	69,400	77,413
Product exchange receivables	3,455	4,132
Inventories	49,157	35,510
Due from affiliates	10,436	3,051
Fair value of derivatives	738	1,872
Other current assets	2,523	1,340

Total current assets	145,804	129,274

Property, plant and equipment, at cost	588,732	584,036
Accumulated depreciation	(178,753)	(162,121)

Property, plant and equipment, net	409,979	421,915

Goodwill	37,268	37,268
Investment in unconsolidated entities	99,058	80,582
Fair value of derivatives	175	—
Other assets, net	25,275	16,900

	$717,559	$685,939

Liabilities and Partners’ Capital
Current portion of capital lease obligations	$120	$111
Trade and other accounts payable	67,688	71,911
Product exchange payables	16,281	7,986
Due to affiliates	14,202	13,810
Income taxes payable	391	454
Fair value of derivatives	166	7,227
Other accrued liabilities	8,400	5,000

Total current liabilities	107,248	106,499

Long-term debt and capital leases, less current maturities	303,396	304,372
Deferred income taxes	8,339	8,628
Other long-term obligations	1,436	1,489

Total liabilities	420,419	420,988

Partners’ capital	295,764	267,027
Accumulated other comprehensive income (loss)	1,376	(2,076)

Total partners’ capital	297,140	264,951

Commitments and contingencies
	$717,559	$685,939

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009[1]	2010	2009[1]
Revenues:
Terminalling and storage *	$16,664	$20,915	$32,705	$36,659
Marine transportation *	18,113	15,101	35,990	31,437
Product sales: *
Natural gas services	124,784	74,822	290,013	165,688
Sulfur services	42,878	19,343	77,287	45,929
Terminalling and storage	9,505	9,020	18,625	22,539

	177,167	103,185	385,925	234,156

Total revenues	211,944	139,201	454,620	302,252

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	119,282	69,668	276,946	152,335
Sulfur services *	31,615	8,591	56,350	27,026
Terminalling and storage	8,962	7,918	17,408	20,023

	159,859	86,177	350,704	199,384

Expenses:
Operating expenses *	28,102	27,923	57,297	56,088
Selling, general and administrative *	4,838	4,619	10,108	9,173
Depreciation and amortization	9,986	9,597	19,891	18,817

Total costs and expenses	202,785	128,316	438,000	283,462

Other operating income	(57)	5,073	45	5,073

Operating income	9,102	15,958	16,665	23,863

Other income (expense):
Equity in earnings of unconsolidated entities	2,342	1,028	4,518	3,088
Interest expense	(8,194)	(4,447)	(16,197)	(9,287)
Other, net	23	126	83	214

Total other income (expense)	(5,829)	(3,293)	(11,596)	(5,985)

Net income before taxes	3,273	12,665	5,069	17,878
Income tax benefit (expense)	(198)	(1,905)	(223)	(1,906)

Net income	$3,075	$10,760	$4,846	$15,972

General partner’s interest in net income	$969	$868	$1,832	$1,675
Limited partners’ interest in net income	$1,829	$7,057	$2,460	$11,120

Net income per limited partner unit — basic and diluted	$0.10	$0.49	$0.14	$0.77

Weighted average limited partner units — basic	17,702,321	14,532,826	17,702,442	14,532,826
Weighted average limited partner units — diluted	17,703,945	14,537,737	17,704,293	14,537,119

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1— General.
See accompanying notes to consolidated and condensed financial statements.

*	Related Party Transactions Included Above

Revenues:
Terminalling and storage	$11,593	$4,845	$22,287	$8,771
Marine transportation	6,920	4,853	12,980	9,753
Product Sales	3,074	1,378	3,382	3,045

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	22,662	10,116	41,368	21,341
Sulfur services	3,919	3,445	7,236	6,350
Expenses:
Operating expenses	12,309	8,942	23,771	17,908
Selling, general and administrative	3,634	1,571	5,436	3,184

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Martin						Accumulated
	Resource	Partners’ Capital					Other
	Management					General	Comprehensive
	Net	Common		Subordinated		Partner	Income
	Investment [1]	Units	Amount	Units	Amount	Amount	(Loss)	Total

Balances — January 1, 2009	$11,665	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$246,379

Net income	3,177	—	10,470	—	650	1,675	—	15,972

Cash distributions	—	—	(20,532)	—	(1,276)	(1,923)	—	(23,731)

Unit-based compensation	—	—	31	—	—	—	—	31

Adjustment in fair value of derivatives	—	—	—	—	—	—	1,402	1,402

Balances — June 30, 2009	$14,842	13,688,152	$229,302	850,674	$(4,314)	$3,756	$(3,533)	$240,053

Balances — January 1, 2010	$—	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net income	—	—	3,014	—	—	1,832	—	4,846

Recognition of beneficial conversion feature	—	—	(554)	—	554	—	—	—

Follow-on public offering	—	1,650,000	50,530	—	—	—	—	50,530

General partner contribution	—	—	—	—	—	1,089	—	1,089

Cash distributions	—	—	(25,324)	—	—	(2,350)	—	(27,674)

Unit-based compensation	—	3,000	38	—	—	—	—	38

Purchase of treasury units	—	(3,000)	(92)	—	—	—	—	(92)

Adjustment in fair value of derivatives	—	—	—	—	—	—	3,452	3,452

Balances — June 30, 2010	$—	17,707,832	$273,295	889,444	$17,167	$5,302	$1,376	$297,140

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009[1]	2010	2009[1]

Net income	$3,075	$10,760	$4,846	$15,972
Changes in fair values of commodity cash flow hedges	246	(431)	745	(12)
Commodity cash flow hedging gains (losses) reclassified to earnings	(268)	(648)	(386)	(1,345)
Changes in fair value of interest rate cash flow hedges	—	(317)	(241)	(940)
Interest rate cash flow hedging losses reclassified to earnings	963	1,926	3,334	3,699

Comprehensive income	$4,016	$11,290	$8,298	$17,374

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009[1]

Cash flows from operating activities:
Net income	$4,846	$15,972

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,891	18,817
Amortization of deferred debt issuance costs	2,663	562
Amortization of debt discount	93	—
Deferred taxes	(289)	(121)
Gain on sale of property, plant and equipment	(45)	(5,073)
Equity in earnings of unconsolidated entities	(4,518)	(3,088)
Distributions from unconsolidated entities	—	650
Distributions in-kind from equity investments	4,531	2,316
Non-cash mark-to-market on derivatives	(2,650)	2,874
Other	38	31
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	8,013	14,688
Product exchange receivables	677	(679)
Inventories	(13,647)	7,821
Due from affiliates	(7,385)	(2,392)
Other current assets	(1,183)	201
Trade and other accounts payable	(4,223)	(29,218)
Product exchange payables	8,295	6,464
Due to affiliates	392	4,130
Income taxes payable	(63)	2,406
Other accrued liabilities	3,400	(2,682)
Change in other non-current assets and liabilities	(3,864)	(1,676)

Net cash provided by operating activities	14,972	32,003

Cash flows from investing activities:
Payments for property, plant and equipment	(7,716)	(27,844)
Payments for plant turnaround costs	(1,062)	—
Proceeds from sale of property, plant and equipment	968	19,610
Investment in unconsolidated entities	(20,110)	—
Return of investments from unconsolidated entities	740	380
Distributions from (contributions to) unconsolidated entities for operations	881	(1,028)

Net cash used in investing activities	(26,299)	(8,882)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(331,742)	(56,900)
Proceeds from long-term debt	330,682	59,100
Net proceeds from follow on offering	50,530	—
General partner contribution	1,089	—
Payments of debt issuance costs	(7,327)	—
Purchase of treasury units	(92)	—
Cash distributions paid	(27,674)	(23,731)

Net cash provided by (used in) financing activities	15,466	(21,531)

Net increase in cash	4,139	1,590
Cash at beginning of period	5,956	7,983

Cash at end of period	$10,095	$9,573

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
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
The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010, as amended on form 10-K/A filed with the SEC on May 4, 2010.
On November 25, 2009, the Partnership closed a transaction with Martin Resource Management Corporation (“Martin Resource Management”) and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which the Partnership acquired certain specialty lubricants processing assets from Cross for total consideration of $44,900. The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, the Partnership is required to revise its financial statements to include activities of the Cross assets as of the date of common control. The Partnership’s June 30, 2009 financial statements have been recast to reflect the results attributable to the Cross assets as if it owned the Cross assets for all periods presented.
(a) Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(b) Unit Grants
In May 2010, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan from treasury shares purchased by the Partnership in the open market for $92. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.
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
June 30, 2010
(Unaudited)
In May 2007, the Partnership issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan. These units vest in 25% increments beginning in January 2008 and will be fully vested in January 2011.
The Partnership accounts for the transactions under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees. The cost resulting from the share-based payment transactions was $11 and $12 for the three months ended June 30, 2010 and 2009, respectively, and $38 and $31 for the six months ended June 30, 2010 and 2009, respectively.
(c) Incentive Distribution Rights
The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the partnership agreement of the Partnership (the “Partnership Agreement”), and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The target distribution levels entitle the general partner to receive 2% of quarterly cash distributions up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended June 30, 2010 and 2009 the general partner received $926 and $724, respectively, in incentive distributions. For the six months ended June 30, 2010 and 2009, the general partner received $1,771 and $1,448, respectively, in incentive distributions.
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
The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three and six months ending June 30, 2010 and 2009, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. For the three and six months ending June 30, 2010 and 2009, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
The following table reconciles net income to limited partners’ interest in net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to Martin Midstream Partners L.P.	$3,075	$10,760	$4,846	$15,972
Less pre-acquisition income allocated to Martin Resource Management	—	2,835	—	3,177
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	926	724	1,771	1,448
Distributions payable on behalf of general partner interest	304	237	580	574
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(261)	(93)	(519)	(347)
Less beneficial conversion feature	277	—	554	—

Limited partners’ interest in net income	$1,829	$7,057	$2,460	$11,120

The weighted average units outstanding for basic net income per unit were 17,702,321 and 17,702,442 for the three months and six months ended June 30, 2010, respectively, and 14,532,826 for both the three and six months ended June 30, 2009, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 1,624 and 1,851 for the three and six months ended June 30, 2010, respectively, and 4,911 and 4,293 for the three and six months ended June 30, 2009, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
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
June 30, 2010
(Unaudited)
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
(4) Inventories
Components of inventories at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Natural gas liquids	$14,621	$15,002
Sulfur	18,133	2,540
Sulfur based products	9,544	10,053
Lubricants	4,225	4,684
Other	2,634	3,231

	$49,157	$35,510

(5) Investments in Unconsolidated Entities and Joint Ventures
Prism Gas owns an unconsolidated 50% interest in WGPC and its subsidiaries (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.
In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $297 for the three and six months ended June 30, 2010 and 2009, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $9,200 and $9,497 at June 30, 2010 and December 31, 2009, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the six months ended June 30, 2010 or 2009.
As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
Activity related to these investment accounts for the six months ended June 30, 2010 and 2009 is as follows:

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	$—	$80,582

Distributions in kind	(4,531)	—	—	—	(4,531)
Contributions to unconsolidated entities:
Cash contributions (See Note 3)	20,110	—	—	—	20,110
Contributions to unconsolidated entities for operations	(881)	—	—	—	(881)
Return of investments	(500)	(30)	(210)	—	(740)
Equity in earnings:
Equity in earnings (losses) from operations	4,857	(166)	124	—	4,815
Amortization of excess investment	(275)	(8)	(14)	—	(297)

Investment in unconsolidated entities, June 30, 2010	$94,624	$1,197	$3,237	$—	$99,058

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)

	Waskom	PIPE	Matagorda	BCP	Total
Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

Distributions in kind	(2,316)	—	—	—	(2,316)
Distributions from unconsolidated entities	(650)				(650)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	—	90	—	—	90
Contributions to (distributions from) unconsolidated entities for operations	938	—	—	—	938
Return of investments	—	(145)	(235)	—	(380)
Equity in earnings:
Equity in earnings (losses) from operations	2,993	388	96	(92)	3,385
Amortization of excess investment	(275)	(8)	(14)	—	(297)

Investment in unconsolidated entities, June 30, 2009	$75,668	$1,539	$3,477	$—	$80,613

Select financial information for significant unconsolidated equity-method investees is as follows:

	As of		Three Months Ended		Six Months Ended
	June 30		June 30		June 30
	Total	Partner’s		Net		Net
	Assets	Capital	Revenues	Income	Revenues	Income

2010
Waskom	$128,250	$108,669	$32,154	$5,123	$60,808	$9,714

	As of December 31

2009
Waskom	$79,604	$70,561	$12,188	$2,046	$27,618	$5,985

As of June 30, 2010 and December 31, 2009 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $36,964 and $32,717, respectively. There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.
As of June 30, 2010 and December 31, 2009, the Partnership’s interest in cash of the unconsolidated equity-method investees was $1,145 and $704, respectively.
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
The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at June 30, 2010, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
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
As of June 30, 2010 and 2009, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.
Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2010 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of June 30, 2010, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. For the three months ended June 30, 2010 and 2009, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark to Market Derivatives::
Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	July 2010 to December 2010	$(78)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	July 2010 to December 2010	(88)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	July 2010 to December 2010	168

Total swaps not designated as cash flow hedges				$2

Cash Flow Hedges:

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	July 2010 to December 2010	$151

Natural Gas Swap	20,000 Mmbtu	Fixed price of $5.95 settled against IF_ANR_LA first of the month posting	July 2010 to December 2010	141

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.005 settled against IF_ANR_LA first of the month posting	July 2010 to December 2010	74

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.125 settled against IF_ANR_LA first of the month posting	January 2011 to December 2011	98

Crude Oil Swap	2,000 BBL	Fixed price of $91.20 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	281

Total swaps designated as cash flow hedges				$745

Total net fair value of commodity derivatives				$747

Based on estimated volumes, as of June 30, 2010, the Partnership had hedged approximately 46% and 15% of its commodity risk by volume for 2010 and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at June 30, 2010. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with four counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of June 30, 2010, the Partnership has no cash collateral deposits posted with counterparties.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
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
(b) Impact of Commodity Cash Flow Hedges
Crude Oil. For the three months ended June 30, 2010 and 2009, net gains and losses on swap hedge contracts increased crude revenue by $256 and decreased crude revenue by $866, respectively. For the six months ended June 30, 2010 and 2009, net gains and losses on swap hedge contracts increased crude revenue by $253 and decreased crude revenue by $686, respectively. As of June 30, 2010 an unrealized derivative fair value gain of $941, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI. Fair value gains of $59 and $882 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at June 30, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas. For the three months ended June 30, 2010 and 2009, net gains and losses on swap hedge contracts increased gas revenue by $192 and $501, respectively. For the six months ended June 30, 2010 and 2009 net gains and losses on swap hedge contracts increased gas revenue $257 and $872, respectively. As of June 30, 2010 an unrealized derivative fair value gain of $293 related to cash flow hedges of natural gas was recorded in AOCI. Fair value gains of $202 and $91 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas Liquids. For the three months ended June 30, 2010 and 2009, net gains and losses on swap hedge contracts increased liquids revenue by $226 and decreased liquids revenue by $593, respectively. For the six months ended June 30, 2010 and 2009, net gains and losses on swap hedge contracts increased liquids revenue by $189 and decreased liquids revenue by $196, respectively. As of June 30, 2010, an unrealized derivative fair value gain of $1,037 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI. Fair value gains of $145 and $892 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at June 30, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
In March 2010, in connection with a pay down of the Partnership’s revolving credit facility, the Partnership terminated all of its cash flow hedge agreements with an aggregate notional amount of $140,000 which it had entered to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. Termination fees of $3,850 were paid on early extinguishment of all interest rate swap agreements in March 2010. The amounts remaining in AOCI will be reclassified into interest expense over the original term of the terminated interest rate derivatives.
The Partnership recognized increases in interest expense of $963 and $3,524 for the three and six months ended June 30, 2010, respectively, and $1,923 and $3,906 for the three and six months ended June 30, 2009, respectively related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate hedges.
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
(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items
The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$923
Commodity contracts	Fair value of derivatives	570	311	Fair value of derivatives	—	—

		570	311		—	923

	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	175	—	Fair value of derivatives	—	—

		175	—		—	—

Total derivatives designated as hedging instruments		$745	$311		$—	$923

Derivatives not designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$1,286	Fair value of derivatives	$—	$5,688
Commodity contracts	Fair value of derivatives	168	275	Fair value of derivatives	166	616

		168	1,561		166	6,304

	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—

Total derivatives not designated as hedging instruments		$168	$1,561		$166	$6,304

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Three Months Ended June 30, 2010 and 2009

	Effective Portion					Ineffective Portion and Amount
			Location of			Excluded from Effectiveness Testing
			Gain or Loss)	Amount of Gain or (Loss)		Location of	Amount of Gain or
	Amount of Gain or (Loss)		Reclassified	Reclassified from		Gain or (Loss)	(Loss) Recognized
	Recognized in		from	Accumulated OCI into		Recognized in	in Income on
	OCI on Derivatives		Accumulated	Income		Income on	Derivatives
	2010	2009	OCI into Income	2010	2009	Derivatives	2010	2009
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(317)	Interest Expense	$(963)	$(1,926)	Interest Expense	$—	$—
Commodity contracts	246	(431)	Natural Gas Services Revenues	223	648	Natural Gas Services Revenues	45	—

Total derivatives designated as hedging instruments	$246	$(748)		$(740)	$(1,278)		$45	$—

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Income on
	Recognized in Income on	Derivatives
	Derivatives	2010	2009
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$—	$(57)
Commodity contracts	Natural Gas Services Revenues	406	(1,606)

Total derivatives not designated as hedging instruments		$406	$(1,663)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Six Months Ended June 30, 2010 and 2009

						Ineffective Portion and Amount
	Effective Portion					Excluded from Effectiveness Testing
			Location of Gain	Amount of Gain or (Loss)		Location of
	Amount of Gain or		or (Loss)	Reclassified from		Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in		Reclassified from	Accumulated OCI		Recognized in	Recognized in Income on
	OCI on Derivatives		Accumulated OCI	into Income		Income on	Derivatives
	2010	2009	into Income	2010	2009	Derivatives	2010	2009
Derivatives designated as hedging instruments Interest rate contracts	$(241)	$(940)	Interest Expense	$(3,334)	$(3,699)	Interest Expense	$—	$—
Commodity contracts	745	(12)	Natural Gas Services Revenues	337	1,366	Natural Gas Services Revenues	49	(21)

Total derivatives designated as hedging instruments	$504	$(952)		$(2,997)	$(2,333)		$49	$(21)

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Income on
	Recognized in Income on	Derivatives
	Derivatives	2010	2009
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$(190)	$(207)
Commodity contracts	Natural Gas Services Revenues	312	(1,355)

Total derivatives not designated as hedging instruments		$122	$(1,562)

Amounts expected to be reclassified into earnings for the subsequent twelve-month period are losses of $894 for interest rate cash flow hedges and gains of $1,349 for commodity cash flow hedges.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2010:

	Fair Value Measurements at Reporting Date Using

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate derivatives	$—	$—	$—	$—
Natural gas derivatives	313	—	313	—
Crude oil derivatives	449	—	449	—
Natural gas liquids derivatives	151	—	151	—

Total assets	$913	$—	$913	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—
Crude oil derivatives	(88)	—	(88)	—
Natural gas liquids derivatives	(78)	—	(78)	—

Total liabilities	$(166)	$—	$(166)	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$1,286	$—	$1,286	$—
Natural gas derivatives	70	—	70	—
Crude oil derivatives	275	—	275	—
Natural gas liquids derivatives	241	—	241	—

Total assets	$1,872	$—	$1,872	$—

Liabilities
Interest rate derivatives	$6,611	$—	$6,611	$—

Crude oil derivatives	290	—	290	—
Natural gas liquids derivatives	326	—	326	—

Total liabilities	$7,227	$—	$7,227	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
ASC 825-10-65, related to disclosures about fair value of financial instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Long-term debt including current installments — The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate. The estimated fair value of the Senior Notes was approximately $203,079 as of June 30, 2010, based on market prices of similar debt at June 30, 2010.
(8) Related Party Transactions
As of June 30, 2010 Martin Resource Management owns 6,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 40.8% of the Partnership’s outstanding limited partnership units. The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management. The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2010 of approximately 40.8% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.
The following is a description of the Partnership’s material related party transactions:
Omnibus Agreement
Omnibus Agreement. The Partnership and its general partner are parties to an omnibus agreement dated November 1, 2002 with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management’s trade names and trademarks. The omnibus agreement was amended on November 24, 2009 to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts.
Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls our general partner, not to engage in the business of:
•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;
•	providing marine and other transportation of hydrocarbon products and by-products; and
•	manufacturing and marketing fertilizers and related sulfur-based products.
This restriction does not apply to:
•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;
•	any business operated by Martin Resource Management, including the following:
•	providing land transportation of various liquids,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
•	distributing fuel oil, sulfuric acid, marine fuel and other liquids,
•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,
•	operating a small crude oil gathering business in Stephens, Arkansas,
•	operating an underground NGL storage facility in Arcadia, Louisiana,
•	building and marketing sulfur prillers.
•	developing an underground natural gas storage facility in Arcadia, Louisiana,
•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;
•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value, and the Partnership declines to do so with the concurrence of the conflicts committee; and
•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.
Services. Under the omnibus agreement, Martin Resource Management provides us with corporate staff, support services, and administrative services necessary to operate our business. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses. In addition to the direct expenses, Martin Resource Management, is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses. Under the omnibus agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007 when the cap expired. For the years ended December 31, 2009, 2008 and 2007 the Conflicts Committee of our general partner approved reimbursement amounts of $3.5, $2.9 and $1.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
These indirect expenses are intended to cover the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management retained businesses. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control our general partner.
Related Party Transactions. The omnibus agreement prohibits us from entering into any material agreement with Martin Resource Management without the prior approval of the conflicts committee of our general partner’s board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between the Partnership and Martin Resource Management that requires aggregate annual payments in excess of then-applicable agreed upon reimbursable amount of indirect general and administrative expenses. Please read “— Services” above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
License Provisions. Under the omnibus agreement, Martin Resource Management has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.
Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of our general partner if such amendment would adversely affect the unitholders. The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on our behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.
Motor Carrier Agreement
Motor Carrier Agreement . The Partnership is a party to a motor carrier agreement effective January 1, 2006 with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. This agreement replaced a prior agreement effective November 1, 2002 between us and Martin Transport, Inc. for land transportation services. Under the agreement, Martin Transport Inc. agreed to ship our NGL shipments as well as other liquid products.
Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to modify certain fuel and insurance surcharges being charged to us. The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The Partnership has the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport Inc. transports our NGL shipments as well as other liquid products. These rates are subject to any adjustment to which are mutually agreed or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
Marine Agreements
Marine Transportation Agreement. The Partnership is a party to a marine transportation agreement effective January 1, 2006, which was amended January 1, 2007, under which the Partnership provides marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement effective November 1, 2002 between us and Martin Resource Management covering marine transportation services which expired November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then applicable term. The fees the Partnership charges Martin Resource Management are based on applicable market rates.
Cross Marine Charter Agreements. Cross entered into four marine charter agreements with us effective March 1, 2007. These agreements have an initial term of five years and continue indefinitely thereafter subject to cancellation after the initial term by either party upon a 30 day written notice of cancellation. The charter hire payable under these agreements will be adjusted annually to reflect the percentage change in the Consumer Price Index.
Marine Fuel. The Partnership is a party to an agreement with Martin Resource Management under which Martin Resource Management provides us with marine fuel at its docks located in Mobile, Alabama, Theodore, Alabama, Pascagoula, Mississippi and Tampa, Florida. We agreed to purchase all of our marine fuel requirements that occur in the areas serviced by these docks under this agreement. Martin Resource Management provides fuel at an established margin above its cost on a spot-contract basis. This agreement had an initial term that expired in October 2005 and automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. Effective January 1, 2006 a revision was made to the original contract under which Martin Resource Management provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
Terminal Services Agreements
Diesel Fuel Terminal Services Agreement. We are party to an agreement under which we provide terminal services to Martin Resource Management. This agreement was amended and restated as of October 27, 2004 and was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to-month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.
Miscellaneous Terminal Services Agreements. We are currently party to several terminal services agreements and from time to time we may enter into other terminal service agreements for the purpose of providing terminal services to related parties. Individually, each of these agreements is immaterial but when considered in the aggregate they could be deemed material. These agreements are throughput based with a minimum volume commitment. Generally, the fees due under these agreements are adjusted annually based on a price index.
Other Agreements
Cross Tolling Agreement. We are party to an agreement under which we process crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross. The Tolling Agreement has a 12 year term which expires November 24, 2021. Under this Tolling Agreement, Martin Resource Management agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a fixed price per barrel. Any additional barrels are refined at a modified price per barrel. In addition, Martin Resource Management agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement. All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period. In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.
Sulfuric Acid Sales Agency Agreement. We are party to an agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by our sulfuric acid production plant at Plainview, Texas, and which is not consumed by our internal operations. This agreement, which was amended and restated in August 2008, will remain in place until we terminate it by providing 180 days’ written notice. Under this agreement, we sell all of our excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and we share in the profit of Martin Resource Management’s sales of the excess acid to such third parties.
Other Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Terminalling and storage	$11,593	$4,845	$22,287	$8,771
Marine transportation	6,920	4,853	12,980	9,753
Product sales:
Natural gas services	1,470	27	1,531	154
Sulfur services	1,553	1,351	1,739	2,880
Terminalling and storage	51	0	112	11

	3,074	1,378	3,382	3,045

	$21,587	$11,706	$38,649	$21,569

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$22,662	$10,116	$41,368	$21,341
Sulfur services	3,919	3,445	7,236	6,350
Terminalling and storage	123	24	223	229

	$26,704	$13,585	$48,827	$27,920

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$6,609	$4,962	$12,853	$9,652
Natural gas services	797	374	1,129	815
Sulfur services	1,492	1,089	2,509	2,013
Terminalling and storage	3,411	2,517	7,280	5,428

	$12,309	$8,942	$23,771	$17,908

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Natural gas services	$2,124	$190	$2,392	$393
Sulfur services	594	506	1,211	1,040
Indirect overhead allocation, net of reimbursement	916	875	1,833	1,751

	$3,634	$1,571	$5,436	$3,184

The amount of related party interest expense reflected in the Consolidated Statement of Operations is $0 and $264 for the three months ending June 30, 2010 and 2009, respectively, and $0 and $435 for the six months ending June 30, 2010 and 2009, respectively.
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
The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010, as amended on form 10-K/A filed with the SEC on May 4, 2010. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)

			Operating		Operating
		Intersegment	Revenues	Depreciation	Income (loss)
	Operating	Revenues	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended June 30, 2010
Terminalling and storage	$27,244	$(1,075)	$26,169	$4,145	$3,823	$1,621
Natural gas services	124,784	—	124,784	1,198	(72)	425
Sulfur services	42,878	—	42,878	1,523	6,131	895
Marine transportation	19,200	(1,087)	18,113	3,120	451	1,267
Indirect selling, general and administrative	—	—	—	—	(1,231)	—

Total	$214,106	$(2,162)	$211,944	$9,986	$9,102	$4,208

Three months ended June 30, 2009
Terminalling and storage	$30,992	$(1,057)	$29,935	$3,682	$12,643	$8,030
Natural gas services	74,829	(7)	74,822	1,115	611	1,116
Sulfur services	19,343	—	19,343	1,534	5,898	1,385
Marine transportation	16,027	(926)	15,101	3,266	(1,801)	2,928
Indirect selling, general and administrative	—	—	—	—	(1,393)	—

Total	$141,191	$(1,990)	$139,201	$9,597	$15,958	$13,459

Six months ended June 30, 2010
Terminalling and storage	$53,586	$(2,256)	$51,330	$8,156	$6,428	$3,441
Natural gas services	290,013	—	290,013	2,389	2,635	770
Sulfur services	77,287	—	77,287	3,046	10,471	2,189
Marine transportation	38,198	(2,208)	35,990	6,300	161	1,316
Indirect selling, general and administrative	—	—	—	—	(3,030)	—

Total	$459,084	$(4,464)	$454,620	$19,891	$16,665	$7,716

Six months ended June 30, 2009
Terminalling and storage	$61,341	$(2,143)	$59,198	$6,997	$15,104	$15,137
Natural gas services	165,695	(7)	165,688	2,234	3,362	2,227
Sulfur services	45,929	—	45,929	3,019	9,191	6,382
Marine transportation	33,270	(1,833)	31,437	6,567	(938)	4,098
Indirect selling, general and administrative	—	—	—	—	(2,856)	—

Total	$306,235	$(3,983)	$302,252	$18,817	$23,863	$27,844

The following table reconciles operating income to net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating income	$9,102	$15,958	$16,665	$23,863
Equity in earnings of unconsolidated entities	2,342	1,028	4,518	3,088
Interest expense	(8,194)	(4,447)	(16,197)	(9,287)
Other, net	23	126	83	214
Income tax benefit (expense)	(198)	(1,905)	(223)	(1,906)

Net income	$3,075	$10,760	$4,846	$15,972

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
Total assets by segment are as follows:

	June 30,	December 31,
	2010	2009
Total assets:

Terminalling and storage	$182,128	$178,941
Natural gas services	267,068	256,397
Sulfur services	132,876	139,648
Marine transportation	135,488	110,953

Total assets	$717,559	$685,939

(10) Long-Term Debt and Capital Leases
At June 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
$200,000 Senior notes, 8.875% interest, net of unamortized discount of $2,806 and $0, respectively, issued March 2010 and due April 2018, unsecured	$197,281	$—
**$275,000 Revolving loan facility at variable interest rate (4.51%* weighted average at June 30, 2010), due March 2013 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	100,000	230,251

$67,949 Term loan facility at variable interest rate (4.73%* at December 31, 2009), converted to a revolving loan on March 26, 2010, previously secured by substantially all of the Partnership assets, which included, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in Partnership’s operating subsidiaries	—	67,949
Capital lease obligations	6,235	6,283

Total long-term debt and capital lease obligations	303,516	304,483
Less current installments	120	111

Long-term debt and capital lease obligations, net of current installments	$303,396	$304,372

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.00% to 4.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.00% to 3.25%. The applicable margin for existing LIBOR borrowings is 4.00%. Effective July 1, 2010, the applicable margin for existing LIBOR borrowings will decrease to 3.50%. As a result of the Partnership’s leverage ratio test as of June 30, 2010, effective October 1, 2010, the applicable margin for existing LIBOR borrowings will increase to 4.00% under the current credit facility.

**	Effective October 2008, the Partnership entered into a cash flow hedge that swapped $40,000 of floating rate to fixed rate. The fixed rate cost was 2.820% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 2.580% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in October 2010, but were terminated in March 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)

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
June 30, 2010
(Unaudited)
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
June 30, 2010
(Unaudited)
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
Under the amended and restated credit facility, as of June 30, 2010, the Partnership had $100,000 outstanding under the revolving credit facility. As of June 30, 2010, irrevocable letters of credit issued under the Partnership’s credit facility totaled $120.
As of June 30, 2010, the Partnership had $174,880 available under its revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $80,000 to a high of $324,500.
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
The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to the Partnership’s or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00. The Partnership was in compliance with the covenants contained in the credit facility as of June 30, 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls the Partnership’s general partner, or if neither Ruben Martin nor Scott Martin is the chief executive officer of our general partner or a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under our credit facility is not appointed, the lenders under the Partnership’s credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under the Partnership’s credit facility if it is deemed to have a material adverse effect on the Partnership. Any event of default and corresponding acceleration of outstanding balances under the Partnership’s credit facility could require the Partnership to refinance such indebtedness on unfavorable terms and would have a material adverse effect on the Partnership’s financial condition and results of operations as well as its ability to make distributions to unitholders.
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
The Partnership paid cash interest in the amount of $1,269 and $4,518 for the three months ended June 30, 2010 and 2009, respectively and $10,998 and $9,443 for the six months ended June 30, 2010 and 2009, respectively. Capitalized interest was $30 and $70 for the three months ended June 30, 2010 and 2009, respectively, and $55 and $238 for the six months ended June 30, 2010 and 2009, respectively. In March 2010, the Partnership terminated all of its interest rate swaps resulting in termination fees of $3,850.
(11) Equity Offering
On February 8, 2010, the Partnership completed a public offering of 1,650,000 common units at a price of $32.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Following this offering, the common units represented a 93.3% limited partner interest in the Partnership. Total proceeds from the sale of the 1,650,000 common units, net of underwriters’ discounts, commissions and offering expenses were $50,530. The Partnership’s general partner contributed $1,089 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. On February 8, 2010, the Partnership reduced the outstanding balance under its revolving credit facility by $45,000.
(12) Income Taxes
The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn, a subsidiary of the Partnership, is subject to income taxes due to its corporate structure. A current federal income tax benefit of $0 and $0 , related to the operation of the subsidiary were recorded for the three and six months ended June 30, 2010 and $32 and $321 for the three and six months ended June 30, 2009, respectively. State income taxes attributable to the Texas margin tax incurred by the subsidiary were $5 and $10 for the three and six months ended June 30, 2010 and $7 and $12 for the three and six months ended June 30, 2009, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
A deferred tax benefit related to the Woodlawn and Cross basis differences of $141 and $289 was recorded for the three and six months ended June 30, 2010, respectively, and $55 and $121 was recorded for the three and six months ended June 30, 2009, respectively. A deferred tax liability of $8,339 and $8,628 related to the basis differences existed at June 30, 2010 and at December 31, 2009, respectively.
The activities of the assets acquired from Cross prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Cross assets operating results for the three and six months ended June 30, 2009. A current federal tax expense of $1,540 and $1,708 related to the Cross assets was recorded for the three and six months ended June 30, 2009, respectively.
In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $339 and $512 were recorded in current income tax expense for the three and six months ended June 30, 2010 and $452 and $640 for the three and six months ended June 30, 2009, respectively.
An income tax receivable of $760 (which is included in other current assets) existed at both June 30, 2010 and December 31, 2009.
The components of income tax expense (benefit) from operations recorded for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
Federal	$—	$1,508	$—	$1,387
State	339	452	512	640

	339	1,960	512	2,027

Deferred:
Federal	(141)	(55)	(289)	(121)

	$198	$1,905	$223	$1,906

(13) Subsequent Events
On August 3, 2010, the general partner's board of directors approved the acquisition of certain shore-based marine terminalling assets from Martin Resource Management for $11,700. These assets are located in Theodore, Alabama and Pascagoula, Mississippi. The transaction is scheduled to be completed during the third quarter of 2010.
(14) Commitments and Contingencies
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
June 30, 2010
(Unaudited)
In addition to the foregoing, from time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
On May 2, 2008, the Partnership received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management, the Plaintiff and the Defendant are executive officers of the Partnership’s general partner, the Defendant is a director of both Martin Resource Management and the Partnership’s general partner, and the Plaintiff is a former director of Martin Resource Management. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. The Partnership is not a party to the lawsuit and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Defendant with respect to his service as an officer or director of the Partnership’s general partner.
In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment and in fact, has done such. The Defendant has further advised the Partnership that on June 30, 2009 he posted a cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal.
The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”) to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010.
On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of the Partnership’s general partner. The Partnership is not a party to this lawsuit, and it does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of August 4, 2010, no further action has been taken at the trial court level in this matter.
The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined was detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the Partnership’s general partner. The position on the board of directors of the Partnership’s general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership. This position on the board of directors has been filled as of July 26, 2010 by Charles Henry “Hank” Still.
On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its board of directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2010
(Unaudited)
On May 4, 2010, the Partnership received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff is a former director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. The Partnership is not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership.
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
Conditions in our industry continue to be challenging in 2010. For example:
•	The general decline in drilling activity by gas producers in our areas of operations along the Gulf of Mexico which began during the fourth quarter of 2008 as a result of the global economic crisis continues. Several gas producers in our areas of operation have substantially reduced drilling activity during 2009 and 2010 as compared to their drilling levels during 2008.

•	Coupled with the general decline in drilling activity is the federal government’s moratorium on deep-water drilling in the Gulf of Mexico which has created uncertainties about future industry operations in these areas of operations.

•	New federal safety requirements became effective June 8, 2010 and the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the Gulf of Mexico and may take other steps that could disrupt or delay operations, increase the cost of operations or reduce the area of operations for drilling rigs, which could have an adverse impact on our terminalling business.

•	The decline in the demand for marine transportation services based on decreased refinery production has resulted in an oversupply of equipment.

•	The senior unsecured notes issued in March 2010 represent fixed rate debt. We are contemplating entering into interest rate hedging contracts that swap a portion of our fixed rate interest payments with floating rate interest payments.
Despite the reduced drilling activity and the decline in the demand for marine transportation services, we are positioning ourselves to benefit from a recovering economy. In particular:
•	We adjusted our business strategy for 2009 and 2010 to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling costs. We reduced our capital expenditures in 2009, but have increased them in 2010 based on our capital raised in both the debt and equity markets in the first quarter of 2010.

•	We continue to evaluate opportunities to enter into commodity hedging transactions to further reduce our commodity price risk.

•	We completed the disposition of certain non-strategic assets including the April 2009 sale of the Mont Belvieu Railcar Unloading Facility for $19.6 million, and we may consider marketing certain other non-strategic assets in the future.

•	Our near-term focus is to ensure that we have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The current economic crisis and the existing litigation at Martin Resource Management has created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders.

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
You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010, as amended on form 10-K/A filed with the SEC on May 4, 2010, in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under ASC 350 related to intangibles-goodwill and other.
Derivatives
All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of June 30, 2010, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.
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
We own an unconsolidated 50% ownership interest in each of Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). Each of these interests is accounted for under the equity method of accounting.
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
Related Party Agreements
We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $21.1 million of direct costs and expenses for the three months ended June 30, 2010 compared to $15.7 million for the three months ended June 30, 2009. We reimbursed Martin Resource Management for $39.8 million of direct costs and expenses for the six months ended June 30, 2010 compared to $30.1 million for the six months ended June 30, 2009. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
In addition to the direct expenses, under the omnibus agreement, the reimbursement amount that we are required to pay to Martin Resource Management with respect to indirect general and administrative and corporate overhead expenses was capped at $2.0 million. This cap expired on November 1, 2007. Effective October 1, 2009 through September 30, 2010, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $3.5 million. We reimbursed Martin Resource Management for $0.9 million of indirect expenses for both the three months ended June 30, 2010 and 2009, respectively. We reimbursed Martin Resource Management for $1.8 million of indirect expenses for both the six months ended June 30, 2010 and 2009, respectively. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 13% and 16% of our total cost of products sold during the three months ended June 30, 2010 and 2009, respectively; and approximately 10% and 14% of our total cost of products sold during the six months ended June 30, 2010 and 2009, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.
Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 10% and 9% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. Our sales to Martin Resource Management accounted for approximately 8% of our total revenues for both the six months ended June 30, 2010 and 2009, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel Services LLC which provides terminal services to us to handle lubricants, greases and drilling fluids.
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
Results of Operations
The results of operations for the three and six months ended June 30, 2010 and 2009 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and six months ended June 30, 2010 and 2009. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended June 30, 2010
Terminalling and storage	$27,244	$(1,075)	$26,169	$4,368	$(545)	$3,823
Natural gas services	124,784	—	124,784	(346)	274	(72)
Sulfur services	42,878	—	42,878	4,773	1,358	6,131
Marine transportation	19,200	(1,087)	18,113	1,538	(1,087)	451
Indirect selling, general and administrative	—	—	—	(1,231)	—	(1,231)

Total	$214,106	$(2,162)	$211,944	$9,102	$—	$9,102

Three months ended June 30, 2009
Terminalling and storage	$30,992	$(1,057)	$29,935	$13,411	$(768)	$12,643
Natural gas services	74,829	(7)	74,822	348	263	611
Sulfur services	19,343	—	19,343	4,473	1,425	5,898
Marine transportation	16,027	(926)	15,101	(881)	(920)	(1,801)
Indirect selling, general and administrative	—	—	—	(1,393)	—	(1,393)

Total	$141,191	$(1,990)	$139,201	$15,958	$—	$15,958

Six months ended June 30, 2010
Terminalling and storage	$53,586	$(2,256)	$51,330	$7,677	$(1,249)	$6,428
Natural gas services	290,013	—	290,013	1,949	686	2,635
Sulfur services	77,287	—	77,287	7,700	2,771	10,471
Marine transportation	38,198	(2,208)	35,990	2,369	(2,208)	161
Indirect selling, general and administrative	—	—	—	(3,030)	—	(3,030)

Total	$459,084	$(4,464)	$454,620	$16,665	$—	$16,665

Six months ended June 30, 2009
Terminalling and storage	$61,341	$(2,143)	$59,198	$16,679	$(1,575)	$15,104
Natural gas services	165,695	(7)	165,688	2,829	533	3,362
Sulfur services	45,929	—	45,929	6,367	2,824	9,191
Marine transportation	33,270	(1,833)	31,437	844	(1,782)	(938)
Indirect selling, general and administrative	—	—	—	(2,856)	—	(2,856)

Total	$306,235	$(3,983)	$302,252	$23,863	$—	$23,863

Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Our total revenues before eliminations were $214.1 million for the three months ended June 30, 2010 compared to $141.2 million for the three months ended June 30, 2009, an increase of $72.9 million, or 52%. Our operating income before eliminations was $9.1 million for the three months ended June 30, 2010 compared to $16.0 million for the three months ended June 30, 2009, a decrease of $6.9 million, or 43%.
The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment
The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues:
Services	$17,739	$21,972
Products	9,505	9,020

Total revenues	27,244	30,992

Cost of products sold	8,962	7,918
Operating expenses	9,767	10,426
Selling, general and administrative expenses	2	636
Depreciation and amortization	4,145	3,682

	4,368	8,330

Other operating income	—	5,081

Operating income	$4,368	$13,411

Revenues. Our terminalling and storage revenues decreased $3.7 million, or 12%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Service revenue decreased $4.2 million compared to the prior year period. This decrease is primarily due to the historical Cross refining margin included in the recast 2009 historical revenues exceeding the contractual tolling fee for feedstock processing received in 2010. Product revenue increased $0.5 million primarily due to a 17% increase in average selling price offset by a 10% decrease in sales volumes at our Mega Lubricants facility.
Cost of products sold. Our cost of products sold increased $1.0 million, or 13%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily a result of a 23% increase in average product cost offset by a 10% decrease in sales volumes at our Mega Lubricants facility.
Operating expenses. Operating expenses decreased $0.7 million, or 6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was primarily the result of the inclusion of the recast 2009 historical expenses attributable to the Cross Assets of $1.0 million. This decrease was offset by an increase in wages and burden of $0.2 million and repairs and maintenance of $0.2 million.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million, or 100%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was primarily due to the inclusion of the recast 2009 historical expense attributable to the Cross Assets.
Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 13%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was primarily a result of our recent capital expenditures.
Other operating income. There was no other operating income for the three months ended June 30, 2010. Other operating income for the three months ended June 30, 2010 consisted solely of a gain on the sale of our Mont Belvieu terminal on April 30, 2009.
In summary, our terminalling and storage operating income decreased $9.0 million, or 67%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Natural Gas Services Segment
The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues:
NGLs	$111,265	$69,972
Natural gas	11,785	4,713
Non-cash mark-to-market adjustment of commodity derivatives	470	(1,891)
Gain (loss) on cash settlements of commodity derivatives	205	933
Other operating fees	1,059	1,102

Total revenues	124,784	74,829

Cost of products sold:
NGLs	108,031	65,594
Natural gas	11,525	4,344

Total cost of products sold	119,556	69,938

Operating expenses	2,001	1,952
Selling, general and administrative expenses	2,375	1,476
Depreciation and amortization	1,198	1,115

	(346)	348

Other operating income	—	—

Operating income (loss)	$(346)	$348

NGLs Volumes (Bbls)	2,254	1,571

Natural Gas Volumes (Mmbtu)	2,978	1,655

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$2,342	$1,028

Waskom:
Plant Inlet Volumes (Mmcf/d)	281	227

Frac Volumes (Bbls/d)	10,847	7,215

Revenues. Our natural gas services revenues increased $50.0 million, or 67% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to increased sales volumes and commodity prices.
For the three months ended June 30, 2010, NGL revenues increased $41.3 million, or 59% and natural gas revenues increased $7.1 million, or 150%. The increase in NGL revenues is primarily due to increased sales volumes. NGL sales volumes for the three months ended June 30, 2010 increased 43% and natural gas volumes increased 80% compared to the same period of 2009. Additionally, our NGL average sales price per barrel increased $4.82 or 11% and our natural gas average sales price per Mmbtu increased $1.11, or 40% compared to the same period of 2009.
Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended June 30, 2010, 44% of our total natural gas volumes and 38% of our total NGL volumes were hedged as compared to 55% and 45%, respectively in 2009. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.7 million for the second quarter of 2010 compared to a decrease of $1.0 million in the same period of 2009. Of the $0.7 million increase, $0.5 million was attributable to a non-cash mark-to-market adjustments made to our derivative contracts and $0.2 million is related to gains recognized on cash settlements of our derivative contracts.
Costs of products sold. Our cost of products sold increased $49.6 million, or 71%, for the three months ended June 30, 2010 compared to the same period of 2009. Of the increase, $42.4 million relates to NGLs and $7.2 million relates to natural gas. The increase in NGL cost of products sold is more than our increase in NGL revenues as our NGL margins fell by $1.35 per barrel, or 49%. This margin decrease is primarily a result of commodity prices increasing at a higher rate during the second quarter of 2009 as compared to the same period in 2010. The increase relating to natural gas cost of products sold was more than the increase in natural gas revenues which caused our Mmbtu margins to decrease by 61% primarily as a result of our pricing structure with respect to certain contracts.
Operating expenses. Operating expenses remained consistent for the three months ended June 30, 2010 compared to the same period of 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 61%, for the three months ended June 30, 2010 compared to the same period of 2009 primarily due to the write-off of an uncollectible customer receivable ($0.6 million) and increased compensation costs ($0.3 million).
Depreciation and amortization. Depreciation and amortization remained consistent for the three months ended June 30, 2010 compared to the same period of 2009.
In summary, our natural gas services operating income decreased $0.7 million, or 199%, for the three months ended June 30, 2010 compared to the same period of 2009.
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.3 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, an increase of 128%. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010 coupled with the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.
Sulfur Services Segment
The following table summarizes our results of operations in our sulfur services segment.

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues	$42,878	$19,343
Cost of products sold	31,705	8,681
Operating expenses	4,000	3,888
Selling, general and administrative expenses	877	768
Depreciation and amortization	1,523	1,534

	4,773	4,472
Other operating income	—	1

Operating income	$4,773	$4,473

Sulfur (long tons)	311.5	310.1
Fertilizer (long tons)	71.0	47.1

Sulfur Services Volumes (long tons)	382.5	357.2

Revenues. Our sulfur services revenues increased $23.5 million, or 122%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was primarily a result of a 107% increase in our average sales price. The sales price increase was related to an increased market price for our sulfur products.
Cost of products sold. Our cost of products sold increased $23.0 million, or 265%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our margin per ton decreased slightly by 2%. This increase is also related to the market price of our sulfur products.
Operating expenses. Our operating expenses increased $0.1 million, or 3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was a result of increased fuel costs in our marine transportation expenses.
Selling, general, and administrative expenses. Our selling, general, and administrative expenses increased $0.1 million, or 14%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 from increased compensation costs.
Depreciation and amortization. Depreciation and amortization remained flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
In summary, our sulfur services operating income increased $0.3 million, or 7%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Marine Transportation Segment
The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues	$19,200	$16,027
Operating expenses	14,132	13,287
Selling, general and administrative expenses	353	346
Depreciation and amortization	3,120	3,266

	1,595	(872)

Other operating income (loss)	(57)	(9)

Operating income	$1,538	$(881)

Revenues. Our marine transportation revenues increased $3.2 million, or 20%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Our inland marine operations revenues increased $0.9 million due to an increase in ancillary charges of $0.5 million and an increased utilization of the inland fleet, offset by decreases in contract rates. Our offshore revenues increased $2.3 million due to increased utilization of the offshore fleet.
Operating expenses. Operating expenses increased $0.8 million, or 6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily as a result of an increase in barge charters of $1.2 million and fuel cost of $0.4 million. Offsetting this increase was a decrease in repairs and maintenance of $0.8 million.
Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was primarily a result of equipment disposals offset by capital expenditures made in the last twelve months.
Other operating income. Other operating income for the three months ended June 30, 2010 consisted solely of a loss on the disposal of assets.
In summary, our marine transportation operating income increased $2.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Our total revenues before eliminations were $459.1 million for the six months ended June 30, 2010 compared to $306.2 million for the six months ended June 30, 2009, an increase of $152.9 million, or 50%. Our operating income before eliminations was $16.7 million for the six months ended June 30, 2010 compared to $23.9 million for the six months ended June 30, 2009, a decrease of $7.2 million, or 30%.
The results of operations are described in greater detail on a segment basis below.
Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues:
Services	$34,961	$38,758
Products	18,625	22,583

Total revenues	53,586	61,341

Cost of products sold	17,408	20,023
Operating expenses	20,284	21,657
Selling, general and administrative expenses	61	1,066
Depreciation and amortization	8,156	6,997

	7,677	11,598

Other operating income	—	5,081

Operating income	$7,677	$16,679

Revenues. Our terminalling and storage revenues decreased $7.8 million, or 13%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Service revenue decreased $3.8 million compared to the prior year period. This decrease is primarily due to the historical Cross refining margin included in the recast 2009 historical revenues exceeding the contractual tolling fee for feedstock processing received in 2010. Product revenue decreased $4.0 million primarily due to the sale of our traditional lubricant business including its inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals. This decrease was offset by an 11 % increase in average selling price offset by a 2% decrease in sales volumes at our Mega Lubricants facility.
Cost of products sold. Our cost of products decreased $2.6 million, or 13%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily a result of the sale of our traditional lubricant business to our Martin Resource Management in April 2009. This decrease was offset by a 13% increase in average product cost offset by a 2% decrease in sales volumes at our Mega Lubricants facility.
Operating expenses. Operating expenses decreased $1.4 million, or 6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily the result of the inclusion of the recast 2009 historical expenses attributable to the Cross Assets of $1.0 million and a decrease in utility cost of $0.4 million.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.0 million, or 94%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily due to the inclusion of the recast 2009 historical expense attributable to the Cross Assets.
Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 17%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was primarily a result of our recent capital expenditures.
Other operating income. There was no other operating income for the six months ended June 30, 2010. Other operating income for the six months ended June 30, 2009 consisted solely of a gain on the sale of our Mont Belvieu terminal on April 30, 2009.
In summary, terminalling and storage operating income decreased $9.0 million, or 54%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Natural Gas Services Segment
The following table summarizes our results of operations in our natural gas services segment.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues:
NGLs	$264,276	$153,778
Natural gas	22,780	9,897
Non-cash mark-to-market adjustment of commodity derivatives	418	(2,156)
Gain (loss) on cash settlements of commodity derivatives	282	2,146
Other operating fees	2,257	2,030

Total revenues	290,013	165,695

Cost of products sold:
NGLs	255,314	143,560
Natural gas	22,318	9,315

Total cost of products sold	277,632	152,875

Operating expenses	3,767	4,457
Selling, general and administrative expenses	4,276	3,300
Depreciation and amortization	2,389	2,234

	1,949	2,829

Other operating income	—	—

Operating income (loss)	$1,949	$2,829

NGLs Volumes (Bbls)	5,124	3,851

Natural Gas Volumes (Mmbtu)	5,009	3,012

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$4,518	$3,088

Waskom:
Plant Inlet Volumes (Mmcf/d)	264	237

Frac Volumes (Bbls/d)	9,626	9,349

Revenues. Our natural gas services revenues increased $124.3 million, or 75%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to greater volumes and commodity prices.
For the six months ended June 30, 2010, NGL revenues increased $110.5 million, or 72%, and natural gas revenues increased $12.9 million, or 130%. The increase in NGL and natural gas revenues is primarily due to increased sales volumes. NGL sales volumes for the first six months of 2010 increased by 34% and natural gas volumes increased 66% compared to the same period of 2009. Additionally, our NGL average sales price per barrel increased $11.44 or 29% and our natural gas average sales price per Mmbtu increased $1.27, or 38% compared to the same period of 2009.
Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the six months ended June 30, 2010, 44% of our total natural gas volumes and 38% of our total NGL volumes were hedged as compared to 55% and 45%, respectively in 2009. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.7 million for the six months of 2010 compared to no impact on total natural gas and NGL revenues for the same period of 2009. Of the $0.7 million increase, $0.4 million was attributable to a non-cash mark-to-market adjustments made to our derivative contracts and $0.3 million is related to gains recognized on cash settlements of our derivative contracts.

Costs of products sold. Our cost of products sold increased $124.8 million, or 82%, for the six months ended June 30, 2010 compared to the same period of 2009. Of the increase, $111.8 million relates to NGLs and $13.0 million relates to natural gas. The increase in NGL cost of products sold is more than our increase in NGL revenues as our NGL margins decreased by $0.90 per barrel, or 34%. This margin decrease is primarily a result of commodity prices increasing at a higher rate during the first six months of 2009 as compared to the same period in 2010. The percentage increase relating to natural gas cost of products sold was higher than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 52% primarily as a result of our pricing structure with respect to certain contracts.
Operating expenses. Operating expenses decreased $0.7 million for the six months ended June 30, 2010 as a result of increased well repairs ($0.3 million) and an increase in liability insurance claims expense ($0.2 million).
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million, or 30%, for the six months ended June 30, 2010 compared to the same period of 2009 primarily due to the write-off of an uncollectible customer receivable ($0.7 million) and increased compensation costs ($0.1 million).
Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 7%, for the six months ended June 30, 2010 compared to the same period of 2009 due to certain capital projects being placed in service.
In summary, our natural gas services operating income decreased $0.9 million, or 31%, for the six months ended June 30, 2010 compared to the same period of 2009.
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $4.5 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively, an increase of 46%. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010 coupled with the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.
Sulfur Services Segment
The following table summarizes our results of operations in our sulfur services segment.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Revenues	$77,287	$45,929
Cost of products sold	56,531	27,207
Operating expenses	8,236	7,741
Selling, general and administrative expenses	1,774	1,596
Depreciation and amortization	3,046	3,019

	7,700	6,366

Other operating income	—	1

Operating income	$7,700	$6,367

Sulfur (long tons)	584.7	539.3
Fertilizer (long tons)	140.7	97.7

Sulfur (long tons)	725.4	637.0

Revenues. Our sulfur services revenues increased $31.4 million, or 68%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was primarily a result of a 48% increase in our average sales price. The sales price increase was primarily due to an increased market price for our sulfur products.

Cost of products sold. Our cost of products sold increased $29.3 million, or 108%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our margin per ton decreased slightly by 3%. This increase is also related to the market price of our sulfur products.
Operating expenses. Our operating expenses increased $0.5 million, or 6%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was a result of the payment of an insurance deductible for a hull damage claim suffered by the Margaret Sue, our offshore molten sulfur barge, of $0.2 million in the first quarter of 2010 and fuel costs of $0.3 million.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased $0.2 million, or 11%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 from increased compensation costs.
Depreciation and amortization. Depreciation and amortization remained flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
In summary, our sulfur services operating income increased $1.3 million, or 21%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
Marine Transportation Segment
The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Revenues	$38,198	$33,270
Operating expenses	28,607	25,495
Selling, general and administrative expenses	967	355
Depreciation and amortization	6,300	6,567

	2,324	853

Other operating income (loss)	45	(9)

Operating income	$2,369	$844

Revenues. Our marine transportation revenues increased $4.9 million, or 15%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Our offshore revenues increased $4.6 million primarily due to increased utilization of the offshore fleet in 2010. This was offset by a $0.3 million decrease in our inland marine operations primarily due to decreased charter contract rates offset by increased ancillary revenue.
Operating expenses. Operating expenses increased $3.1 million, or 12%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which was primarily a result of an increase in barge charters of $2.3 million, fuel cost of $1.1 million, and wages and burden costs of $0.5 million. These increases were offset by a decrease in outside towing expenses of $0.8 million.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 172%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This was primarily a result of a $0.3 million recovery of a receivable in 2009 previously deemed uncollectible and a $0.3 million increase in bad debt in 2010.
Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily a result of equipment disposals offset by capital expenditures made in the last twelve months.
Other operating income (loss). Other operating income for the six months ended June 30, 2010 consisted of gains and losses on the disposal of assets.
In summary, our marine transportation operating income increased $1.5 million, or 181%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Equity in Earnings of Unconsolidated Entities
We own an unconsolidated 50% interest in each of Waskom, Matagorda and PIPE. As a result, these assets are accounted for by the equity method.
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
For the three months ended June 30, 2010 and 2009 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and the Bosque County Pipeline.
Equity in earnings of unconsolidated entities was $2.3 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $1.3 million. This increase is related to earnings received from Waskom, Matagorda and PIPE. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010 coupled with the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.
Equity in earnings of unconsolidated entities was $4.5 million for the six months ended June 30, 2010 compared to $3.1 million for the six months ended June 30, 2009, an increase of $1.4 million. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
Interest Expense
Our interest expense for all operations was $8.2 million for the three months ended June 30, 2010, compared to the $4.4 million for the three months ended June 30, 2009, an increase of $3.8 million, or 86%. This increase was primarily due to the issuance of our senior notes at the end of the first quarter 2010.
Our interest expense for all operations was $16.2 million for the six months ended June 30, 2010, compared to the $9.3 million for the six months ended June 30, 2009, an increase of $6.9 million, or 74%. This increase was primarily due to the termination of all our interest rate swaps at a cost of $3.8 million, increases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and the issuance of our senior notes at the end of the first quarter 2010.
Indirect Selling, General and Administrative Expenses
Indirect selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009, an increase of $0.3 million, or 20%.
Indirect selling, general and administrative expenses were $3.0 million for the six months ended June 30, 2010 compared to $2.9 million for the six months ended June 30, 2009, an increase of $0.1 million, or 3%.
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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The amount of this reimbursement was capped at $2.0 million through November 1, 2007, when the cap expired. Effective October 1, 2009 through September 30, 2010, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $3.5 million. We reimbursed Martin Resource Management for $0.9 million and $0.7 million of indirect expenses for the three months ended June 30, 2010 and 2009, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
Liquidity and Capital Resources
Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private. During the six months ended June 30, 2010, we completed several transactions that have improved our liquidity position. We received net proceeds of $197.2 million from a private placement of senior notes and $50.5 million from a public offering of common units. Additionally, we made certain strategic amendments to our credit facility.
As a result of these financing activities, discussed in further detail below, management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances, and our current borrowing capacity under the expanded revolving credit facility. However, it may be necessary to raise additional funds to finance our future capital requirements.
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
On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility. For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Senior Notes” within this Item.
Equity Offering
On February 8, 2010, we completed a public offering of approximately 1.65 million common units, representing limited partner interests in us at a purchase price of $32.35 per common unit. We received net proceeds of approximately $50.5 million after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us
Cash Flows and Capital Expenditures
For the six months ended June 30, 2010 cash increased $4.1 million as a result of $14.9 million provided by operating activities, $26.3 million used in investing activities and $15.5 million provided by financing activities. For the six months ended June 30, 2009 cash increased $1.6 million as a result of $32.0 million provided by operating activities, $8.9 million used in investing activities and $21.5 million used in financing activities.

For the six months ended June 30, 2010 our investing activities of $26.3 million consisted of capital expenditures, proceeds from sale of property, plant and equipment, plant turnaround costs, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the six months ended June 30, 2009 our investing activities of $8.9 million consisted of capital expenditures, proceeds from sale of property, plant and equipment, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities.
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
For the six months ended June 30, 2010 and 2009, our capital expenditures for property and equipment were $7.7 million and $27.8 million, respectively.
As to each period:
•	For the six months ended June 30, 2010, we spent $5.4 million for expansion and $2.3 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as in the marine transportation segment for dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•	For the six months ended June 30, 2009, we spent $22.6 million for expansion and $5.2 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur business. Our maintenance capital expenditures were primarily made in our marine transportation segment to extend the useful lives of our marine assets and in our terminalling segment.
For the six months ended June 30, 2010, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $27.7 million, payments of long-term debt and capital lease obligations to financial lenders of $331.7 million, borrowings of long-term debt under our credit facility of $330.6 million, payments of debt issuance costs of $7.3 million, proceeds from a public offering of $50.5 million, purchase of treasury stock of $0.1 million and general partner contributions of $1.1 million.
For the six months ended June 30, 2009, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $23.7 million, payments of long term debt to financial lenders of $56.9 million and borrowings of long-term debt under our credit facility of $59.1 million.
We made net investments in (received distributions from) unconsolidated entities of $(0.9) million and $1.0 million during the six months ended June 30, 2010 and 2009, respectively. The net investment in unconsolidated entities includes $1.0 million and $2.3 million of expansion capital expenditures in the six months ended June 30, 2009 and 2008, respectively.
Capital Resources
Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.
As of June 30, 2010, we had $297.3 million of outstanding indebtedness, consisting of outstanding borrowings of $197.3 million (net of unamortized discount) under our Senior Notes, $100.0 million under our revolving credit facility and $6.3 million under capital lease obligations. As o June 30, 2010, we had $174.9 million of available borrowing capacity under our revolving credit facility.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2010 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter

Long-Term Debt
Revolving credit facility	$100,000	$—	$100,000	$—	$—
Senior unsecured notes	197,281	—	—	—	197,281
Capital leases including current maturities	6,235	120	339	539	5,237
Non-competition agreements	200	50	100	50	—
Throughput commitment	64,025	—	10,345	12,443	41,237
Purchase obligations	15,520	7,760	7,760	—	—
Operating leases	21,009	4,256	8,709	4,242	3,802
Interest expense(1)
Revolving credit facility	10,835	4,003	6,832	—	—
Senior unsecured notes	142,296	22,483	35,500	35,500	48,813
Capital leases	5,573	982	1,896	1,760	935

Total contractual cash obligations	$498,949	$39,654	$161,136	$42,091	$256,068

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
Letter of Credit. At June 30, 2010, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.
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
As of June 30, 2010, we had approximately $100.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $174.9 million available under our credit facility for future revolving credit borrowings and letters of credit.
The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on our credit facility have ranged from a low of $80.0 million to a high of $324.5 million.
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

As of June 30, 2010, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 4.00%. Effective July 1, 2010, based on our leverage ratio as of March 31, 2010, the applicable margin for Eurodollar Rate borrowings will decrease to 3.50%. Effective October 1, 2010, based on our leverage ratio as of June 30, 2010, the applicable margin for Eurodollar Rate borrowings will increase to 4.00% until the next quarterly determination of our leverage ratio. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.
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
As of August 3, 2010, our outstanding indebtedness includes $100.0 million under our credit facility.
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
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended June 30, 2010 and 2009. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2010 or 2009.

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
On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, have established a maximum credit limit threshold pursuant to our hedging policy, and monitor the appropriateness of these limits on an ongoing basis. We have agreements with four counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of June 30, 2010, we have no cash collateral deposits posted with counterparties.
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
Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three months ended June 30, 2010 and 2009 as our contract mix and percent of volumes associated with those contracts did not differ materially.
The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.6 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $1.2 million.
Prism Gas has entered into hedging transactions through 2011 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.
Based on estimated volumes, as of June 30, 2010, we had hedged approximately 46% and 15% of our commodity risk by volume for 2010 and 2011, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:
•	Natural gas contracts — monthly posting for ANR Pipeline Co. — Louisiana as posted in Platts Inside FERC’s Gas Market Report;
•	Crude oil contracts — WTI NYMEX average for the month of the daily closing prices; and
•	Natural gasoline contracts — Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).
Hedging Arrangements in Place
As of June 30, 2010

			Commodity	Commodity	Fair Value	Fair Value
			Price	Price	Asset	Liability
Period	Underlying	Notional Volume	We Receive	We Pay	(In Thousands)	(In Thousands)
July 2010-December 2010	Crude Oil	12,000 (BBL)	Index	$69.15/bbl	$—	$(88)
July 2010-December 2010	Crude Oil	18,000 (BBL)	Index	$72.25/bbl	—	(78)
July 2010-December 2010	Crude Oil	6,000 (BBL)	Index	$104.80/bbl	168	—
July 2010-December 2010	Natural Gasoline	6,000 (BBL)	Index	$94.14/bbl	151	—
July 2010-December 2010	Natural Gas	120,000 (Mmbtu)	Index	$5.95/Mmbtu	141	—
July 2010-December 2010	Natural Gas	60,000 (Mmbtu)	Index	$6.005/Mmbtu	74	—
January 2011-December 2011	Natural Gas	120,000 (Mmbtu)	Index	$6.125/Mmbtu	98	—
January 2011-December 2011	Crude Oil	24,000 (BBL)	Index	$91.20/bbl	281	—

					$913	$(166)

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
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 7.42% as of June 30, 2010. As of August 3, 2010, we had total indebtedness outstanding under our credit facility of $100.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on June 30, 2010, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.0 million annually.
We are not exposed to changes in interest rates with respect to our senior notes as these obligations are fixed rate. The estimated fair value of the Senior Notes was approximately $200.4 as of June 30, 2010, based on market prices of similar debt at June 30, 2010. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $10.6 million decrease in fair value of our long-term debt at June 30, 2010.
Historically, we have managed a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. During the first quarter 2010, we terminated all of our interest rate swaps on our revolving credit facility. At June 30, 2010, we are not party to any interest rate swap agreements.

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
Item 1A. Risk Factors
The risk factor below supplements the risks disclosed under the heading “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 4, 2010 and in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which risks could materially affect our business, financial condition or future results of operations.
The recent explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto may adversely affect a portion of our terminalling operations.
In April 2010, the Deepwater Horizon drilling rig in the Gulf of Mexico sank following an explosion and fire. The resulting discharge of hydrocarbons into the Gulf of Mexico from the wellhead, coupled with the federal government’s moratorium on deep-water drilling, have created uncertainties about future industry operations in the Gulf of Mexico. Further, our shore base facilities on the Gulf Coast may receive less business as a result of impacts from the spill and the deep-water drilling moratorium, which could potentially result in a reduction in revenues or an increase in our costs. We cannot predict the full impact of the incident and resulting spill and the moratorium on our operations.
In addition to the new federal safety requirements effective June 8, 2010, we believe the U.S. government is likely to issue additional safety and environmental guidelines or regulations for drilling in the Gulf of Mexico and may take other steps that could disrupt or delay operations, increase the cost of operations or reduce the area of operations for drilling rigs, which could have an adverse impact on our shore-based terminalling business. Additional governmental regulations concerning licensing, taxation, equipment specifications and training requirements could increase the costs of our operations. Furthermore, due to the Deepwater Horizon incident and resulting spill, insurance costs across the industry could increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities

Maximum
number of units
that may yet be
			Total number of units	purchased under
	Total number of	Average price	purchased as part of publicly	the plans or
Period	units purchased	paid per unit	announced plans or programs	programs
May 1, 2010 to May 31, 2010 (1)	3,000	$30.56	—	—

(1)	Our general partner purchased our common units and subsequently granted them to our independent directors as part of their annual director compensation.

Item 5. Other Information
Certain Other Information.
On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management, the Plaintiff and the Defendant are executive officers of our general partner, the Defendant is a director of both Martin Resource Management and our general partner, and the Plaintiff is a former director of Martin Resource Management. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. We are not a party to the lawsuit and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Defendant with respect to his service as an officer or director of our general partner.
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
The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3.2 million, attorney’s fees of approximately $1.6 million and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment is stayed pending resolution of the appeal relating to it. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010.
On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert D. Bondurant, Donald R. Neumeyer and Wesley M. Skelton are officers of our general partner. We are not a party to this lawsuit, and it does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to us.
The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2009 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley M. Skelton and Robert D. Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of August 4, 2010, no further action has been taken at the trial court level in this matter.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2009 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
On September 24, 2009, Martin Resource Management removed Plaintiff as a director of our general partner. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined were detrimental to both Martin Resource Management and us. The Plaintiff does not serve on any committees of the board of directors of our general partner. The position on the board of directors of our general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of our general partner. This position on the board of directors has been filled as of July 26, 2010 by Charles Henry “Hank” Still..
On February 22, 2010 as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its board of directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton.
On May 4, 2010, we received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff is a former director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Plaintiff with respect to his service as an officer or former director of our general partner.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC Its General Partner

Date: August 4, 2010		By:	/s/ Ruben S. Martin
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