Form 10-Q
period 2010-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2010-11-03
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the registrant’s Common Units outstanding at November 3, 2010 was 17,707,832. The number of the registrant’s subordinated units outstanding at November 3, 2010 was 889,444.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash	$18,740	$5,956
Accounts and other receivables, less allowance for doubtful accounts of $2,025 and $1,025, respectively	61,242	77,413
Product exchange receivables	2,760	4,132
Inventories	51,276	35,510
Due from affiliates	5,268	3,051
Fair value of derivatives	2,155	1,872
Other current assets	2,290	1,340

Total current assets	143,731	129,274

Property, plant and equipment, at cost	601,964	584,036
Accumulated depreciation	(190,246)	(162,121)

Property, plant and equipment, net	411,718	421,915

Goodwill	37,268	37,268
Investment in unconsolidated entities	97,579	80,582
Fair value of derivatives	111	—
Other assets, net	23,464	16,900

	$713,871	$685,939

Liabilities and Partners’ Capital
Current portion of capital lease obligations	$125	$111
Trade and other accounts payable	65,930	71,911
Product exchange payables	12,151	7,986
Due to affiliates	14,277	13,810
Income taxes payable	563	454
Fair value of derivatives	123	7,227
Other accrued liabilities	14,625	5,000

Total current liabilities	107,794	106,499

Long-term debt and capital leases, less current maturities	313,448	304,372
Deferred income taxes	8,154	8,628
Other long-term obligations	1,113	1,489

Total liabilities	430,509	420,988

Partners’ capital	281,532	267,027
Accumulated other comprehensive income (loss)	1,830	(2,076)

Total partners’ capital	283,362	264,951

Commitments and contingencies
	$713,871	$685,939

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009[1]	2010	2009[1]
Revenues:
Terminalling and storage *	$17,357	$17,012	$50,062	$53,671
Marine transportation *	21,468	17,785	57,458	49,222
Product sales: *
Natural gas services	107,842	103,061	397,855	268,749
Sulfur services	36,658	15,100	113,945	61,029
Terminalling and storage	12,062	6,314	30,687	28,853

	156,562	124,475	542,487	358,631

Total revenues	195,387	159,272	650,007	461,524

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	102,487	96,358	379,433	248,693
Sulfur services *	30,505	7,716	86,855	34,742
Terminalling and storage	11,363	5,535	28,771	25,558

	144,355	109,609	495,059	308,993

Expenses:
Operating expenses *	29,017	28,560	86,314	84,648
Selling, general and administrative *	4,542	4,581	14,650	13,754
Depreciation and amortization	10,175	10,439	30,066	29,256

Total costs and expenses	188,089	153,189	626,089	436,651

Other operating income	405	(22)	450	5,051

Operating income	7,703	6,061	24,368	29,924

Other income (expense):
Equity in earnings of unconsolidated entities	2,951	2,139	7,469	5,227
Interest expense	(6,051)	(4,300)	(22,248)	(13,587)
Other, net	34	133	117	347

Total other income (expense)	(3,066)	(2,028)	(14,662)	(8,013)

Net income before taxes	4,637	4,033	9,706	21,911
Income tax benefit (expense)	(1)	242	(224)	(1,664)

Net income	$4,636	$4,275	$9,482	$20,247

General partner’s interest in net income	$1,000	$800	$2,832	$2,475
Limited partners’ interest in net income	$3,359	$3,717	$5,819	$14,837

Net income per limited partner unit — basic and diluted	$0.19	$0.26	$0.33	$1.02

Weighted average limited partner units — basic	17,700,875	14,532,826	17,466,200	14,532,826
Weighted average limited partner units — diluted	17,701,719	14,538,231	17,467,514	14,536,792

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1— General.
See accompanying notes to consolidated and condensed financial statements.

*	Related Party Transactions Included Above

Revenues:
Terminalling and storage	$12,292	$4,363	$34,579	$13,134
Marine transportation	7,968	4,776	20,948	14,529
Product Sales	5,265	1,340	8,647	4,384

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	16,353	17,211	57,721	38,552
Sulfur services	4,212	2,756	11,448	9,106
Expenses:
Operating expenses	12,215	8,942	35,986	26,850
Selling, general and administrative	2,704	1,637	8,141	4,822

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Martin						Accumulated
	Resource						Other
	Management	Partners’ Capital					Comprehensive
						General
	Net	Common		Subordinated		Partner	Income
	Investment[1]	Units	Amount	Units	Amount	Amount	(Loss)	Total

Balances — January 1, 2009	$11,665	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$246,379

Net income	2,935	—	13,969	—	868	2,475	—	20,247

Cash distributions	—	—	(30,799)	—	(1,914)	(2,884)	—	(35,597)

Unit-based compensation	—	3,000	59	—	—	—	—	59

Purchase of treasury units	—	(3,000)	(77)	—	—	—	—	(77)

Adjustment in fair value of derivatives	—	—	—	—	—	—	1,870	1,870

Balances — September 30, 2009	$14,600	13,688,152	$222,485	850,674	$(4,734)	$3,595	$(3,065)	$232,881

Balances — January 1, 2010	$—	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net income	—	—	6,650	—	—	2,832	—	9,482

Recognition of beneficial conversion feature	—	—	(831)	—	831	—	—	—

Follow-on public offerings	—	2,650,000	78,600	—	—	—	—	78,600

Redemption of common units	—	(1,000,000)	(28,070)	—	—	—	—	(28,070)

General partner contribution	—	—	—	—	—	1,089	—	1,089

Distributions to parent	—	—	(4,369)	—	—	—	—	(4,369)

Cash distributions	—	—	(38,605)	—	—	(3,580)	—	(42,185)

Unit-based compensation	—	3,500	66	—	—	—	—	66

Purchase of treasury units	—	(3,500)	(108)	—	—	—	—	(108)

Adjustment in fair value of derivatives	—	—	—	—	—	—	3,906	3,906

Balances — September 30, 2010	$—	17,707,832	$259,016	889,444	$17,444	$5,072	$1,830	$283,362

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L. P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009[1]	2010	2009[1]

Net income	$4,636	$4,275	$9,482	$20,247
Changes in fair values of commodity cash flow hedges	71	115	817	103
Commodity cash flow hedging gains (losses) reclassified to earnings	(223)	(733)	(610)	(2,078)
Changes in fair value of interest rate cash flow hedges	—	(774)	(241)	(1,714)
Interest rate cash flow hedging losses reclassified to earnings	606	1,860	3,940	5,559

Comprehensive income	$5,090	$4,743	$13,388	$22,117

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L. P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009[1]
Cash flows from operating activities:
Net income	$9,482	$20,247

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,066	29,256
Amortization of deferred debt issuance costs	3,676	842
Amortization of debt discount	181	—
Deferred taxes	(474)	179
Gain on sale of property, plant and equipment	(450)	(5,051)
Equity in earnings of unconsolidated entities	(7,469)	(5,227)
Distributions from unconsolidated entities	—	650
Distributions in-kind from equity investments	7,524	3,990
Non-cash mark-to-market on derivatives	(3,592)	2,332
Other	66	59
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	16,171	7,390
Product exchange receivables	1,372	(1,212)
Inventories	(15,766)	2,055
Due from affiliates	(2,217)	1,707
Other current assets	(950)	1,161
Trade and other accounts payable	(5,633)	(25,566)
Product exchange payables	4,165	8,162
Due to affiliates	467	2,287
Income taxes payable	109	1,753
Other accrued liabilities	9,625	(523)
Change in other non-current assets and liabilities	(3,865)	(2,265)

Net cash provided by operating activities	42,488	42,226

Cash flows from investing activities:
Payments for property, plant and equipment	(12,616)	(33,698)
Acquisitions	(7,331)	—
Payments for plant turnaround costs	(1,090)	—
Proceeds from sale of property, plant and equipment	1,944	21,713
Investment in unconsolidated entities	(20,110)	—
Return of investments from unconsolidated entities	2,430	660
Distributions from (contributions to) unconsolidated entities for operations	628	(833)

Net cash used in investing activities	(36,145)	(12,158)

Cash flows from financing activities:
Payments of long-term debt and capital lease obligations	(383,360)	(84,953)
Proceeds from long-term debt	392,269	88,500
Net proceeds from follow on offering	78,600	—
Redemption of common units	(28,070)	—
General partner contribution	1,089	—
Distributions to parent	(4,369)	—
Payments of debt issuance costs	(7,425)	—
Purchase of treasury units	(108)	(77)
Cash distributions paid	(42,185)	(35,597)

Net cash provided by (used in) financing activities	6,441	(32,127)

Net increase in cash	12,784	(2,059)

Cash at beginning of period	5,956	7,983

Cash at end of period	$18,740	$5,924

[1]	Financial information for 2009 has been revised to include results attributable to the Cross assets. See Note 1 — General.
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
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
On November 25, 2009, the Partnership closed a transaction with Martin Resource Management Corporation (“Martin Resource Management”) and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which the Partnership acquired certain specialty lubricants processing assets from Cross for total consideration of $44,900. The acquisition of the Cross assets was considered a transfer of net assets between entities under common control. Accordingly, the Partnership is required to revise its financial statements to include activities of the Cross assets as of the date of common control. The Partnership’s September 30, 2009 financial statements have been recast to reflect the results attributable to the Cross assets as if it owned the Cross assets for all periods presented.
(a) Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
(b) Unit Grants
In August 2010, the Partnership issued 1,500 restricted common units to each of two new non-employee directors under its long-term incentive plan from 500 treasury units purchased by the Partnership in the open market for $16 and 2,500 common units from forfeited unit grants. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.
In May 2010, the Partnership issued 1,000 restricted common units to each of its non-employee directors under its long-term incentive plan from treasury shares purchased by the Partnership in the open market for $92. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.
In August 2009, the Partnership issued 1,000 restricted common units to each of its non-employee directors under its long-term incentive plan from treasury shares purchased by the Partnership in the open market for $77. These units vest in 25% increments beginning in January 2010 and will be fully vested in January 2013.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
The Partnership accounts for the transactions under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees. The cost resulting from the share-based payment transactions was $28 for both the three months ended September 30, 2010 and 2009, respectively, and $66 and $59 for the nine months ended September 30, 2010 and 2009, respectively.
(c) Incentive Distribution Rights
The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the partnership agreement of the Partnership (the “Partnership Agreement”), and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The target distribution levels entitle the general partner to receive 2% of quarterly cash distributions up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit and 50% of quarterly cash distributions in excess of $0.75 per unit. For the three months ended September 30, 2010 and 2009 the general partner received $926 and $724, respectively, in incentive distributions. For the nine months ended September 30, 2010 and 2009, the general partner received $2,696 and $2,172, respectively, in incentive distributions.
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
The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three and nine months ending September 30, 2010 and 2009, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. For the three and nine months ending September 30, 2010 and 2009, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
The following table reconciles net income to limited partners’ interest in net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to Martin Midstream Partners L.P.	$4,636	$4,275	$9,482	$20,247
Less pre-acquisition income (loss) allocated to Martin Resource Management	—	(242)	—	2,935
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	926	724	2,696	2,172
Distributions payable on behalf of general partner interest	304	237	884	712
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(230)	(161)	(748)	(409)
Less beneficial conversion feature	277	—	831	—

Limited partners’ interest in net income	$3,359	$3,717	$5,819	$14,837

The weighted average units outstanding for basic net income per unit were 17,700,875 and 17,466,200 for the three months and nine months ended September 30, 2010, respectively, and 14,532,826 for both the three and nine months ended September 30, 2009, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 844 and 1,314 for the three and nine months ended September 30, 2010, respectively, and 5,405 and 3,966 for the three and nine months ended September 30, 2009, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
(4) Inventories
Components of inventories at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Natural gas liquids	$23,591	$15,002
Sulfur	10,436	2,540
Sulfur based products	8,764	10,053
Lubricants	5,966	4,684
Other	2,519	3,231

	$51,276	$35,510

(5) Investments in Unconsolidated Entities and Joint Ventures
Prism Gas owns an unconsolidated 50% interest in WGPC and its subsidiaries (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.
In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $444 for the three and nine months ended September 30, 2010 and 2009, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $9,052 and $9,497 at September 30, 2010 and December 31, 2009, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the nine months ended September 30, 2010 or 2009.
As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.
Activity related to these investment accounts for the nine months ended September 30, 2010 and 2009 is as follows:

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	$—	$80,582

Distributions in kind	(7,524)	—	—	—	(7,524)
Contributions to unconsolidated entities:
Cash contributions (See Note 3)	20,110	—	—	—	20,110
Contributions to unconsolidated entities for operations	(748)	120	—	—	(628)
Return of investments	(2,100)	(30)	(300)	—	(2,430)
Equity in earnings:
Equity in earnings (losses) from operations	7,945	(180)	148	—	7,913
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2010	$93,115	$1,300	$3,164	$—	$97,579

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

Distributions in kind	(3,990)	—	—	—	(3,990)
Distributions from unconsolidated entities	(650)	—	—	—	(650)
Contributions to (distributions from) unconsolidated entities:
Cash contributions	—	90	—	—	90
Contributions to (distributions from) unconsolidated entities for operations	743	—	—	—	743
Return of investments	—	(395)	(265)	—	(660)
Equity in earnings:
Equity in earnings (losses) from operations	5,071	573	119	(92)	5,671
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2009	$75,740	$1,471	$3,392	$—	$80,603

Select financial information for significant unconsolidated equity-method investees is as follows:

			Three Months Ended		Nine months Ended
	As of September 30		September 30		September 30
	Total	Partner’s		Net		Net
	Assets	Capital	Revenues	Income	Revenues	Income
2010
Waskom	$124,450	$105,928	$30,886	$6,178	$91,645	$15,893

As of December 31
2009
Waskom	$79,604	$70,561	$12,188	$2,046	$27,618	$5,985

As of September 30, 2010 and December 31, 2009 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $38,226 and $32,717, respectively. There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.
As of September 30, 2010 and December 31, 2009, the Partnership’s interest in cash of the unconsolidated equity-method investees was $952 and $704, respectively.
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
The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at September 30, 2010, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item the ineffective portion of the hedge is immediately recognized in earnings.
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
As of September 30, 2010 and 2009, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2010 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of September 30, 2010, the remaining term of the contracts extend no later than December 2011, with no single contract longer than one year. For the three and nine months ended September 30, 2010 and 2009, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

	Total
	Volume		Remaining Terms
Transaction Type	Per Month	Pricing Terms	of Contracts	Fair Value

Mark to Market Derivatives:

Crude Oil Swap	3,000 BBL	Fixed price of $72.25 settled against WTI NYMEX average monthly closings	October 2010 to December 2010	$(63)

Crude Oil Swap	2,000 BBL	Fixed price of $69.15 settled against WTI NYMEX average monthly closings	October 2010 to December 2010	(60)

Crude Oil Swap	1,000 BBL	Fixed price of $104.80 settled against WTI NYMEX average monthly closings	October 2010 to December 2010	77

Total swaps not designated as cash flow hedges				$(46)

Cash Flow Hedges:

Natural Gasoline Swap	1,000 BBL	Fixed price of $94.14 settled against Mt. Belvieu Non-TET natural gasoline average monthly postings	October 2010 to December 2010	$53

Natural Gas Swap	20,000 Mmbtu	Fixed price of $5.95 settled against IF_ANR_LA first of the month posting	October 2010 to December 2010	141

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.005 settled against IF_ANR_LA first of the month posting	October 2010 to December 2010	63

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.125 settled against IF_ANR_LA first of the month posting	January 2011 to December 2011	206

Crude Oil Swap	2,000 BBL	Fixed price of $91.20 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	164

Total swaps designated as cash flow hedges				$627

Total net fair value of commodity derivatives				$581

Based on estimated volumes, as of September 30, 2010, the Partnership had hedged approximately 48% and 16% of its commodity risk by volume for 2010 and 2011, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.
The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at September 30, 2010. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with four counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of September 30, 2010, the Partnership has no cash collateral deposits posted with counterparties.
The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions which allow for the suspension of deliveries, cancellation of agreements or discontinuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
(b) Impact of Commodity Cash Flow Hedges
Crude Oil. For the three months ended September 30, 2010 and 2009, net gains and losses on swap hedge contracts increased crude revenue by $17 and $145, respectively. For the nine months ended September 30, 2010 and 2009, net gains and losses on swap hedge contracts increased crude revenue by $270 and decreased crude revenue by $541, respectively. As of September 30, 2010 an unrealized derivative fair value gain of $786, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI. Fair value gains of $26 and $760 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at September 30, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas. For the three months ended September 30, 2010 and 2009, net gains and losses on swap hedge contracts increased gas revenue by $152 and $511, respectively. For the nine months ended September 30, 2010 and 2009 net gains and losses on swap hedge contracts increased gas revenue $409 and $1,383, respectively. As of September 30, 2010 an unrealized derivative fair value gain of $387 related to cash flow hedges of natural gas was recorded in AOCI. Fair value gains of $194 and $193 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
Natural Gas Liquids. For the three months ended September 30, 2010 and 2009, net gains and losses on swap hedge contracts increased liquids revenue by $41 and $232, respectively. For the nine months ended September 30, 2010 and 2009, net gains and losses on swap hedge contracts increased liquids revenue by $230 and by $36, respectively. As of September 30, 2010, an unrealized derivative fair value gain of $945 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI. Fair value gains of $53 and $892 are expected to be reclassified into earnings in 2010 and 2011, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at September 30, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.
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
The Partnership has entered into interest rate swap agreements with an aggregate notional amount of $100,000 to hedge its exposure to changes in the fair value of Senior Notes. The Partnership believes the interest rate hedge contracts will be effective in offsetting changes in fair value attributable to the hedged risk; however, the contracts were not designated as fair value hedges and therefore, are not receiving hedge accounting but being marked to market through earnings.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
Under the following swap agreements, the Partnership pays a floating rate of interest and receives a fixed rate based on a three-month U.S. Dollar LIBOR rate to match the fixed rate of the Senior Notes:

		Paying	Receiving
Date of Hedge	Notional Amount	Floating Rate	Fixed Rate	Maturity Date
September 2010	$40,000	3 Month LIBOR	2.3150%	April 2018
September 2010	$60,000	3 Month LIBOR	2.3150%	April 2018
In March 2010, in connection with a pay down of the Partnership’s revolving credit facility, the Partnership terminated all of its existing cash flow hedge agreements with an aggregate notional amount of $140,000 which it had entered to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. Termination fees of $3,850 were paid on early extinguishment of all interest rate swap agreements in March 2010. The amounts remaining in AOCI will be reclassified into interest expense over the original term of the terminated interest rate derivatives.
The Partnership recognized increases (decreases) in interest expense of $(957) and $2,567 for the three and nine months ended September 30, 2010, respectively, and $1,959 and $5,596 for the three and nine months ended September 30, 2009, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.
For information regarding gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” below.
(d) Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items
The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		September 30,	December 31,		September 30,	December 31,
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$923
Commodity contracts	Fair value of derivatives	554	311	Fair value of derivatives	—	—

		554	311		—	923

	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	73	—	Fair value of derivatives	—	—

		73	—		—	—

Total derivatives designated as hedging instruments		$627	$311		$—	$923

Derivatives not designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$1,524	$1,286	Fair value of derivatives	$—	$5,688
Commodity contracts	Fair value of derivatives	77	275	Fair value of derivatives	123	616

		1,601	1,561		123	6,304

	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	38	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—

		38	—		—	—

Total derivatives not designated as hedging instruments		$2,266	$1,561		$123	$6,304

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	For the Three Months Ended September 30, 2010 and 2009
	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
			Location of
			Gain or (Loss)			Location of
			Reclassified	Amount of Gain or		Gain or (Loss)	Amount of Gain or
	Amount of Gain or		from	(Loss) Reclassified		Recognized	(Loss) Recognized
	(Loss) Recognized in		Accumulated	from Accumulated		in Income on	in Income on
	OCI on Derivatives		OCI into Income	OCI into Income		Derivatives	Derivatives
	2010	2009		2010	2009		2010	2009
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(774)	Interest Expense	$(606)	$(1,860)	Interest Expense	$—	$—
Commodity contracts	71	115	Natural Gas Services Revenues	205	733	Natural Gas Services Revenues	18	—

Total derivatives designated as hedging instruments	$71	$(659)		$(401)	$(1,127)		$18	$—

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
	Derivatives	Derivatives
		2010	2009
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$1,563	$(99)
Commodity contracts	Natural Gas Services Revenues	(13)	155

Total derivatives not designated as hedging instruments		$1,550	$56

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	For the Nine months Ended September 30, 2010 and 2009
						Ineffective Portion and Amount
	Effective Portion					Excluded from Effectiveness Testing
			Location of			Location of
	Amount of Gain or		Gain or (Loss)	Amount of Gain or		Gain or (Loss)	Amount of Gain or
	(Loss) Recognized in		Reclassified from	(Loss) Reclassified		Recognized in	(Loss) Recognized
	OCI on		Accumulated OCI	from Accumulated OCI		Income on	in Income on
	Derivatives		into Income	into Income		Derivatives	Derivatives
	2010	2009		2010	2009		2010	2009

Derivatives designated as hedging instruments
Interest rate contracts	$(241)	$(1,714)	Interest Expense	$(3,940)	$(5,559)	Interest Expense	$—	$—
Commodity contracts	816	103	Natural Gas Services Revenues	542	2,099	Natural Gas Services Revenues	67	(21)

Total derivatives designated as hedging instruments	$575	$(1,611)		$(3,398)	$(3,460)		$67	$(21)

	Location of Gain or (Loss)	Amount of Gain or
	Recognized in Income on	(Loss) Recognized in
	Derivatives	Income on Derivatives
		2010	2009
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$1,373	$(306)
Commodity contracts	Natural Gas Services Revenues	300	(1,200)

Total derivatives not designated as hedging instruments		$1,673	$(1,506)

Amounts expected to be reclassified into earnings for the subsequent twelve-month period are losses of $288 for interest rate cash flow hedges and gains of $1,674 for commodity cash flow hedges.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,562	$—	$1,562	$—
Natural gas derivatives	410	—	410	—
Crude oil derivatives	241	—	241	—
Natural gas liquids derivatives	53	—	151	—

Total assets	$2,266	$—	$2,266	$—

Liabilities
Interest rate derivatives	$—	$—	$—	$—
Crude oil derivatives	123	—	123	—

Total liabilities	$123	$—	$123	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,286	$—	$1,286	$—
Natural gas derivatives	70	—	70	—
Crude oil derivatives	275	—	275	—
Natural gas liquids derivatives	241	—	241	—

Total assets	$1,872	$—	$1,872	$—

Liabilities
Interest rate derivatives	$6,611	$—	$6,611	$—
Crude oil derivatives	290	—	290	—
Natural gas liquids derivatives	326	—	326	—

Total liabilities	$7,227	$—	$7,227	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
ASC 825-10-65, related to disclosures about fair value of financial instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.
•	Long-term debt including current installments — The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate. The estimated fair value of the Senior Notes was approximately $215,804 as of September 30, 2010, based on market prices of similar debt at September 30, 2010.
(8) Related Party Transactions
As of September 30, 2010 Martin Resource Management owns 5,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 35.5% of the Partnership’s outstanding limited partnership units. The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management. The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2010 of approximately 35.5% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls our general partner, not to engage in the business of:
•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;
•	providing marine and other transportation of hydrocarbon products and by-products; and
•	manufacturing and marketing fertilizers and related sulfur-based products.
This restriction does not apply to:
•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;
•	any business operated by Martin Resource Management, including the following:
•	providing land transportation of various liquids,
•	distributing fuel oil, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,
•	operating a small crude oil gathering business in Stephens, Arkansas,
•	operating an underground NGL storage facility in Arcadia, Louisiana,
•	building and marketing sulfur prillers, and
•	developing an underground natural gas storage facility in Arcadia, Louisiana;
•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;
•	any business that Martin Resource Management acquires or constructs that has a fair market value of $5.0 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value, and the Partnership declines to do so with the concurrence of the conflicts committee; and
•	any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5.0 million or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.
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
Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million. We reimbursed Martin Resource Management for $0.9 of indirect expenses for both the three months ended September 30, 2010 and 2009, respectively. We reimbursed Martin Resource Management for $2.6 million of indirect expenses for both the nine months ended September 30, 2010 and 2009, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
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
Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to modify certain fuel and insurance surcharges being charged to the Partnership. The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term. The Partnership has the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport Inc. transports the Partnership’s NGL shipments as well as other liquid products. These rates are subject to any adjustment to which are mutually agreed or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.
Marine Agreements
Marine Transportation Agreement. The Partnership is a party to a marine transportation agreement effective January 1, 2006, which was amended January 1, 2007, under which the Partnership provides marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement effective November 1, 2002 between the Partnership and Martin Resource Management covering marine transportation services which expired November 2005. Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then applicable term. The fees the Partnership charges Martin Resource Management are based on applicable market rates.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
Cross Marine Charter Agreements. Cross entered into four marine charter agreements with the Partnership effective March 1, 2007. These agreements have an initial term of five years and continue indefinitely thereafter subject to cancellation after the initial term by either party upon a 30 day written notice of cancellation. The charter hire payable under these agreements will be adjusted annually to reflect the percentage change in the Consumer Price Index.
Marine Fuel. The Partnership is a party to an agreement with Martin Resource Management under which Martin Resource Management provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate over the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil. Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management.
Terminal Services Agreements
Diesel Fuel Terminal Services Agreement. The Partnership is a party to an agreement under which the Partnership provides terminal services to Martin Resource Management. This agreement was amended and restated as of October 27, 2004 and was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to-month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.
Miscellaneous Terminal Services Agreements. The Partnership is currently party to several terminal services agreements and from time to time the Partnership may enter into other terminal service agreements for the purpose of providing terminal services to related parties. Individually, each of these agreements is immaterial but when considered in the aggregate they could be deemed material. These agreements are throughput based with a minimum volume commitment. Generally, the fees due under these agreements are adjusted annually based on a price index.
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
Sulfuric Acid Sales Agency Agreement. The Partnership is party to an agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, and which is not consumed by the Partnership’s internal operations. This agreement, which was amended and restated in August 2008, will remain in place until the Partnership terminates it by providing 180 days’ written notice. Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.
Other Miscellaneous Agreements. From time to time the Partnership enters into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
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
The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Terminalling and storage	$12,292	$4,363	$34,579	$13,134
Marine transportation	7,968	4,776	20,948	14,529
Product sales:
Natural gas services	3,948	36	5,479	190
Sulfur services	1,274	1,236	3,013	4,115
Terminalling and storage	43	68	155	79

	5,265	1,340	8,647	4,384

	$25,525	$10,479	$64,174	$32,047

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$16,353	$17,211	$57,721	$38,552
Sulfur services	4,212	2,756	11,448	9,106
Terminalling and storage	34	29	257	258

	$20,599	$19,996	$69,426	$47,916

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$6,570	$5,065	$19,423	$14,718
Natural gas services	545	302	1,674	1,116
Sulfur services	1,274	1,296	3,782	3,309
Terminalling and storage	3,826	2,279	11,107	7,707

	$12,215	$8,942	$35,986	$26,850

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Natural gas services	$1,205	$261	$3,598	$654
Sulfur services	583	501	1,794	1,542
Indirect overhead allocation, net of reimbursement	916	875	2,749	2,626

	$2,704	$1,637	$8,141	$4,822

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
On August 26, 2010, the Partnership acquired certain shore-based marine terminalling assets from Martin Resource Management for $11,700. The net book value of the acquired assets was $7,331 and was recorded in property, plant and equipment. The remaining $4,369 was recorded as a distribution to Martin Resource Management. These assets are located in Theodore, Alabama and Pascagoula, Mississippi.
The amount of related party interest expense reflected in the Consolidated Statement of Operations is $0 and $243 for the three months ending September 30, 2010 and 2009, respectively, and $0 and $677 for the nine months ending September 30, 2010 and 2009, respectively.
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
The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010, as amended on Form 10-K/A filed with the SEC on May 4, 2010. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

			Operating		Operating
		Intersegment	Revenues	Depreciation	Income (loss)
	Operating	Revenues	after	and	after	Capital
	Revenues	Eliminations	Eliminations	Amortization	eliminations	Expenditures
Three months ended September 30, 2010
Terminalling and storage	$30,495	$(1,076)	$29,419	$4,181	$4,308	$1,574
Natural gas services	107,842	—	107,842	1,204	710	245
Sulfur services	36,658	—	36,658	1,554	736	2,812
Marine transportation	22,728	(1,260)	21,468	3,236	3,534	267
Indirect selling, general and administrative	—	—	—	—	(1,585)	—

Total	$197,723	$(2,336)	$195,387	$10,175	$7,703	$4,898

Three months ended September 30, 2009
Terminalling and storage	$24,349	$(1,023)	$23,326	$4,439	$1,311	$2,323
Natural gas services	103,061	—	103,061	1,130	1,922	1,820
Sulfur services	15,102	2	15,100	1,569	2,169	1,263
Marine transportation	18,659	(874)	17,012	3,301	2,090	448
Indirect selling, general and administrative	—	—	—	—	(1,431)	—

Total	$161,171	$(1,899)	$159,272	$10,439	$6,061	$5,854

Nine months ended September 30, 2010
Terminalling and storage	$84,081	$(3,332)	$80,749	$12,337	$10,736	$5,017
Natural gas services	397,855	—	397,855	3,593	3,345	1,015
Sulfur services	113,945	—	113,945	4,600	11,207	5,001
Marine transportation	60,926	(3,468)	57,458	9,536	3,695	1,583
Indirect selling, general and administrative	—	—	—	—	(4,615)	—

Total	$656,807	$(6,800)	$650,007	$30,066	$24,368	$12,616

Nine months ended September 30, 2009
Terminalling and storage	$85,690	$(3,166)	$82,524	$11,436	$16,415	$17,460
Natural gas services	268,756	(7)	268,749	3,364	5,284	4,047
Sulfur services	61,031	(2)	61,029	4,588	11,360	7,645
Marine transportation	51,929	(2,707)	49,222	9,868	1,152	4,546
Indirect selling, general and administrative	—	—	—	—	(4,287)	—

Total	$467,406	$(5,882)	$461,524	$29,256	$29,924	$33,698

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
The following table reconciles operating income to net income:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating income	$7,703	$6,061	$24,368	$29,924
Equity in earnings of unconsolidated entities	2,951	2,139	7,469	5,227
Interest expense	(6,051)	(4,300)	(22,248)	(13,587)
Other, net	34	133	117	347
Income tax benefit (expense)	(1)	242	(224)	(1,664)

Net income	$4,636	$4,275	$9,482	$20,247

Total assets by segment are as follows:

	September 30,	December 31,
	2010	2009
Total assets:

Terminalling and storage	$189,579	$178,941
Natural gas services	264,469	256,397
Sulfur services	126,443	139,648
Marine transportation	133,380	110,953

Total assets	$713,871	$685,939

(10) Long-Term Debt and Capital Leases
At September 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
** $200,000 Senior notes, 8.875% interest, net of unamortized discount of $2,631 and $0, respectively, issued March 2010 and due April 2018, unsecured	$197,369	$—
*** $275,000 Revolving loan facility at variable interest rate (3.81%* weighted average at September 30, 2010), due March 2013 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	110,000	230,251

$67,949 Term loan facility at variable interest rate (4.73%* at December 31, 2009), converted to a revolving loan on March 26, 2010, previously secured by substantially all of the Partnership assets, which included, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in Partnership’s operating subsidiaries	—	67,949
Capital lease obligations	6,204	6,283

Total long-term debt and capital lease obligations	313,573	304,483
Less current installments	125	111

Long-term debt and capital lease obligations, net of current installments	$313,448	$304,372

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)

*	Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.00% to 4.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.00% to 3.25%. The applicable margin for existing LIBOR borrowings is 3.50%. Effective October 1, 2010, the applicable margin for existing LIBOR borrowings will increase to 4.00%. As a result of the Partnership’s leverage ratio test as of September 30, 2010, effective January 1, 2010, the applicable margin for existing LIBOR borrowings will remain at 4.00% under the current credit facility.

**	Effective September 2010, the Partnership entered into an interest rate swap that swapped $40,000 of fixed rate to floating rate. The floating rate cost is the applicable three-month LIBOR rate. This interest rate swap is not accounted for using hedge accounting and matures in April 2018.

**	Effective September 2010, the Partnership entered into an interest rate swap that swapped $60,000 of fixed rate to floating rate. The floating rate cost is the applicable three-month LIBOR rate. This interest rate swap is not accounted for using hedge accounting and matures in April 2018.

***	Effective October 2008, the Partnership entered into a cash flow hedge that swapped $40,000 of floating rate to fixed rate. The fixed rate cost was 2.820% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 2.580% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in October 2010, but were terminated in March 2010.

***	Effective January 2008, the Partnership entered into a cash flow hedge that swapped $25,000 of floating rate to fixed rate. The fixed rate cost was 3.400% plus the Partnership’s applicable LIBOR borrowing spread. Effective April 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 3.050% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges matured in January 2010.

***	Effective September 2007, the Partnership entered into a cash flow hedge that swapped $25,000 of floating rate to fixed rate. The fixed rate cost was 4.605% plus the Partnership’s applicable LIBOR borrowing spread. Effective March 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 4.305% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in September 2010, but were terminated in March 2010.

***	Effective November 2006, the Partnership entered into an interest rate swap that swapped $30,000 of floating rate to fixed rate. The fixed rate cost was 4.765% plus the Partnership’s applicable LIBOR borrowing spread. This cash flow hedge matured in March 2010.

***	Effective March 2006, the Partnership entered into a cash flow hedge that swapped $75,000 of floating rate to fixed rate. The fixed rate cost was 5.25% plus the Partnership’s applicable LIBOR borrowing spread. Effective February 2009, the Partnership entered into two subsequent swaps to lower its effective fixed rate to 5.10% plus the Partnership’s applicable LIBOR borrowing spread. These cash flow hedges were scheduled to mature in November 2010, but were terminated in March 2010.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
On September 16, 2010, the Partnership filed a registration statement, pursuant to the registration rights agreement for the Notes issued in March 2010. The Partnership is offering to exchange the Notes for registered 8.875% senior unsecured notes due April 2018. The exchange offer is expected to be completed in the fourth quarter of 2010.
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
September 30, 2010
(Unaudited)
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
Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC, a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act. Pursuant to the registration rights agreement for the Senior Notes issued in March 2010, the Partnership filed an exchange offer registration statement on September 16, 2010. The exchange offering is currently in process and is expected to be completed in the fourth quarter of 2010.
(b) Credit Facility
On November 10, 2005, the Partnership entered into a $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which included a $20,000 letter of credit sub-limit. Effective September 30, 2006, the Partnership increased its revolving credit facility by $25,000, resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility by $75,000, resulting in a committed $195,000 revolving credit facility. Effective December 21, 2009, (i) the Partnership increased its revolving credit facility by approximately $72,722, resulting in a committed $267,722 revolving credit facility and (ii) decreased its term loan facility by approximately $62,051, resulting in a $67,949 term loan facility. Effective January 14, 2010, the Partnership modified its revolving credit facility to (i) permit investment up to $25,000 in joint ventures and (ii) limit its ability to make capital expenditures. Effective February 25, 2010, the Partnership increased the maximum amount of borrowings and letters of credit available under its credit facility from approximately $335,671 to $350,000. Effective March 26, 2010, the Partnership’s credit facility was amended to (i) decrease the size of its aggregate facility from $350,000 to $275,000, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit the Partnership to invest up to $40,000 in its joint ventures, (v) eliminate the covenant that limits its ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit its ability to make future acquisitions and (viii) adjust the financial covenants.
Under the amended and restated credit facility, as of September 30, 2010, the Partnership had $110,000 outstanding under the revolving credit facility. As of September 30, 2010, irrevocable letters of credit issued under the Partnership’s credit facility totaled $120.
As of September 30, 2010, the Partnership had $164,880 available under its revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $80,000 to a high of $324,500.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
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
The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to the Partnership’s or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00. The Partnership was in compliance with the covenants contained in the credit facility as of September 30, 2010.
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
The Partnership paid cash interest in the amount of $1,519 and $4,179 for the three months ended September 30, 2010 and 2009, respectively and $12,517 and $13,622 for the nine months ended September 30, 2010 and 2009, respectively. Capitalized interest was $24 and $9 for the three months ended September 30, 2010 and 2009, respectively, and $79 and $247 for the nine months ended September 30, 2010 and 2009, respectively. In March 2010, the Partnership terminated all of its then outstanding interest rate swaps resulting in termination fees of $3,850.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
(11) Equity Offerings
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
On August 17, 2010, the Partnership completed a public offering of 1,000,000 common units, representing limited partner interests at a purchase price of $29.13 per common unit. The Partnership received net proceeds of approximately $28,070 after payment of underwriters’ discounts. The Partnership used the net proceeds of $28,070 to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering. Martin Resource Management reimbursed the Partnership for its payments of commissions and offering expenses. As a result of these simultaneous transactions, the Partnership’s general partner was not required to contribute cash to the Partnership in conjunction with the issuance of these units in order to maintain its 2% general partner interest in the Partnership since there was no net increase in the outstanding limited partner units.
(12) Income Taxes
The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn, a subsidiary of the Partnership, is subject to income taxes due to its corporate structure. A current federal income tax benefit of $0, related to the operation of the subsidiary were recorded for both the three and nine months ended September 30, 2010 and $477 and $799 for the three and nine months ended September 30, 2009, respectively. State income taxes attributable to the Texas margin tax incurred by the subsidiary were $3 and $14 for the three and nine months ended September 30, 2010 and $1 and $12 for the three and nine months ended September 30, 2009, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.
A deferred tax benefit related to the Woodlawn and Cross basis differences of $185 and $474 was recorded for the three and nine months ended September 30, 2010, respectively, and a deferred tax liability of $300 and $179 was recorded for the three and nine months ended September 30, 2009, respectively. A deferred tax liability of $8,154 and $8,628 related to the basis differences existed at September 30, 2010 and at December 31, 2009, respectively.
The activities of the assets acquired from Cross prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Cross assets operating results for the three and nine months ended September 30, 2009. A current federal tax benefit of $153 and expense of $1,555 related to the Cross assets was recorded for the three and nine months ended September 30, 2009, respectively.
In 2006, the Texas governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $186 and $698 were recorded in current income tax expense for the three and nine months ended September 30, 2010 and $88 and $729 for the three and nine months ended September 30, 2009, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
An income tax receivable of $760 (which is included in other current assets) existed at both September 30, 2010 and December 31, 2009.
The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current:
Federal	$—	$(630)	$—	$756
State	186	88	698	729

	186	(542)	698	1,485

Deferred:
Federal	(185)	300	(474)	179

	$1	$(242)	$224	$1,664

(13) Commitments and Contingencies
As a result of a routine inspection by the U.S. Coast Guard of the Partnership’s tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, the Partnership was informed that an investigation has been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78 during the fourth quarter of 2007.
The Partnership cooperated with the investigation and no formal charges, fines and/or penalties have been asserted against the Partnership. Counsel representing the Partnership in this matter has informed the Partnership that the investigation is now finished and the matter has been closed.
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
(Unaudited)
The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”) to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment was stayed pending resolution of the appeal relating to it. In 2010, the Martin Resource Management board of directors removed Ruben S. Martin III and Scott D. Martin as trustees of the MRMC Employee Stock Ownership Plan and appointed the current trustees, Melanie Mathews, Johnnie Murry, Gina Patterson and Wesley M. Skelton. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010.
On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment. The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant.
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
The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of November 3, 2010, no further action has been taken at the trial court level in this matter.
The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin. Additionally, all claims pertaining to Karen Yost have been resolved. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2010
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
Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010, as amended on Form 10-K/A filed with the SEC on May 4, 2010, and in this report.
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
We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids. Martin Resource Management owns an approximate 34.7% limited partner interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights.

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
Recent Developments
Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. Numerous events have restricted current liquidity in the capital markets throughout the United States and around the world. The ability to raise money in the debt and equity markets has diminished and, if available, the cost of funds has increased. One of the features driving investments in master limited partnerships, including us, over the past few years has been the distribution growth offered by master limited partnerships due to liquidity in the financial markets for capital investments to grow distributable cash flow through development projects and acquisitions. Growth opportunities have been and are expected to continue to be constrained by the lack of liquidity in the financial markets. Despite these difficult market conditions, we were able to issue both senior unsecured long-term debt in the first quarter 2010 and equity in both the first and third quarters of 2010.
Conditions in our industry continue to be challenging in 2010. For example:
•	The general decline in drilling activity by gas producers in our areas of operations along the Gulf of Mexico which began during the fourth quarter of 2008 as a result of the global economic crisis continues. Several gas producers in our areas of operation have substantially reduced drilling activity during 2009 and 2010 as compared to their drilling levels during 2008.
•	Coupled with the general decline in drilling activity is the federal government’s enhanced safety regulations and inspection requirements as it relates to deep-water drilling in the Gulf of Mexico. On October 12, 2010, the Unites States Government lifted the moratorium on deep water permitting and drilling. However, these enhanced safety regulations and inspection requirements of the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) continue to provide uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico Outer Continental Shelf (OCS).
•	The decline in the demand for marine transportation services based on decreased refinery production has resulted in an oversupply of equipment.
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
Derivatives
All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of September 30, 2010, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.
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
We have performed the annual impairment test as of September 30, 2010 and we have determined that the fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method and (iii) the guideline transaction method.
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
Our Relationship with Martin Resource Management
Martin Resource Management is engaged in the following principal business activities:
•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;
•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;
•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;
•	operating a small crude oil gathering business in Stephens, Arkansas;
•	operating a lube oil processing facility in Smackover, Arkansas;
•	operating an underground NGL storage facility in Arcadia, Louisiana;
•	supplying employees and services for the operation of our business; and
•	operating, solely for our account, our asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.
We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.
Ownership
Martin Resource Management owns an approximate 35.5% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.
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

Related Party Agreements
We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $19.9 million of direct costs and expenses for the three months ended September 30, 2010 compared to $15.2 million for the three months ended September 30, 2009. We reimbursed Martin Resource Management for $59.7 million of direct costs and expenses for the nine months ended September 30, 2010 compared to $45.3 million for the nine months ended September 30, 2009. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.
In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million. We reimbursed Martin Resource Management for $0.9 of indirect expenses for both the three months ended September 30, 2010 and 2009, respectively. We reimbursed Martin Resource Management for $2.6 million of indirect expenses for both the nine months ended September 30, 2010 and 2009, respectively. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.
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
In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 14% and 18% of our total cost of products sold during the three months ended September 30, 2010 and 2009, respectively; and approximately 14% and 16% of our total cost of products sold during the nine months ended September 30, 2010 and 2009, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 13% and 7% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Our sales to Martin Resource Management accounted for approximately 9% and 6% of our total revenues for both the nine months ended September 30, 2010 and 2009, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.
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
In August 2010, we purchased certain shore-based marine terminalling assets from Martin Resource Management. These assets are located in Theodore, Alabama and Pascagoula, Mississippi.
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

Results of Operations
The results of operations for the three and nine months ended September 30, 2010 and 2009 have been derived from the consolidated and condensed financial statements of the Partnership.
We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months and nine months ended September 30, 2010 and 2009. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

			Operating		Operating	Operating
			Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Three months ended September 30, 2010
Terminalling and storage	$30,495	$(1,076)	$29,419	$4,835	$(527)	$4,308
Natural gas services	107,842	—	107,842	432	278	710
Marine transportation	22,728	(1,260)	21,468	4,794	(1,260)	3,534
Sulfur Services	36,658	—	36,658	(773)	1,509	736
Indirect selling, general and administrative	—	—	—	(1,585)	—	(1,585)

Total	$197,723	$(2,336)	$195,387	$7,703	$—	$7,703

Three months ended September 30, 2009
Terminalling and storage	$24,349	$(1,023)	$23,326	$2,068	$(757)	$1,311
Natural gas services	103,061	—	103,061	1,669	253	1,922
Marine transportation	18,659	(874)	17,785	2,963	(873)	2,090
Sulfur Services	15,102	(2)	15,100	792	1,377	2,169
Indirect selling, general and administrative	—	—	—	(1,431)	—	(1,431)

Total	$161,171	$(1,899)	$159,272	$6,061	$—	$6,061

			Operating		Operating	Operating
		Revenues	Revenues		Income	Income (loss)
	Operating	Intersegment	after	Operating	Intersegment	after
	Revenues	Eliminations	Eliminations	Income (loss)	Eliminations	Eliminations
	(In thousands)
Nine months ended September, 2010
Terminalling and storage	$84,081	$(3,332)	$80,749	$12,512	$(1,776)	$10,736
Natural gas services	397,855	—	397,855	2,381	964	3,345
Marine transportation	60,926	(3,468)	57,458	7,163	(3,468)	3,695
Sulfur Services	113,945	—	113,945	6,927	4,280	11,207
Indirect selling, general and administrative	—	—	—	(4,615)	—	(4,615)

Total	$656,807	$(6,800)	$650,007	$24,368	$—	$24,368

Nine months ended September, 2009
Terminalling and storage	$85,690	$(3,166)	$82,524	$18,747	$(2,332)	$16,415
Natural gas services	268,756	(7)	268,749	4,498	786	5,284
Marine transportation	51,929	(2,707)	49,222	3,807	(2,655)	1,152
Sulfur Services	61,031	(2)	61,029	7,159	4,201	11,360
Indirect selling, general and administrative	—	—	—	(4,287)	—	(4,287)

Total	$467,406	$(5,882)	$461,524	$29,924	$—	$29,924

Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Our total revenues before eliminations were $197.7 million for the three months ended September 30, 2010 compared to $161.2 million for the three months ended September 30, 2009, an increase of $36.5 million, or 23%. Our operating income before eliminations was $7.7 million for the three months ended September 30, 2010 compared to $6.1 million for the three months ended September 30, 2009, an increase of $1.6 million, or 26%.
The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment
The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues:
Services	$18,433	$18,035
Products	12,062	6,314

Total revenues	30,495	24,349

Cost of products sold	11,363	5,535
Operating expenses	10,342	11,655
Selling, general and administrative expenses	122	505
Depreciation and amortization	4,181	4,439

	4,487	2,215

Other operating income (loss)	348	(147)

Operating income	$4,835	$2,068

Revenues. Our terminalling and storage revenues increased $6.1 million, or 25%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Service revenue increased $0.4 million compared to the prior year period. This increase is primarily due to increased activity at our shore based terminals of $1.0 million and our specialty terminal of $0.6 million. This increase was offset by a decrease of $1.2 million due to the historical Cross refining margin included in the recast 2009 historical revenues exceeding the contractual tolling fee for feedstock processing received in 2010. Product revenue increased $5.7 million compared to the prior year period. $4.8 million of this increase was due to a 25% increase in average selling price and a 41% increase in sales volumes at our Mega Lubricants facility. $0.9 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement.
Cost of products sold. Our cost of products sold increased $5.8 million, or 105%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. $5.0 million of this increase was due to a 25% increase in average cost of product and a 41% increase in sales volumes at our Mega Lubricants facility. $0.8 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement.
Operating expenses. Operating expenses decreased $1.3 million, or 11%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was primarily the result of a reduction of the historical level of expenses attributable to the Cross assets of $1.6 million. This decrease was offset by an increase in wages and benefits of $0.2 million.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.4 million, or 76%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of a reduction of the historical level of expenses attributable to the Cross assets.
Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of a reduction of the historical level of expenses attributable to the Cross assets of $0.3 million.
Other operating income. Other operating income increased $0.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Other operating income for both periods consisted solely of gain (losses) on sale of operating equipment.
In summary, our terminalling and storage operating income increased $2.8 million, or 134%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Natural Gas Services Segment
The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues:
NGLs	$94,119	$96,806
Natural gas	12,670	4,410
Non-cash mark-to-market adjustment of commodity derivatives	(14)	179
Gain on cash settlements of commodity derivatives	223	709
Other operating fees	844	957

Total revenues	107,842	103,061

Cost of products sold:
NGLs	90,129	92,375
Natural gas	12,636	4,236

Total cost of products sold	102,765	96,611

Operating expenses	1,771	2,005
Selling, general and administrative expenses	1,739	1,646
Depreciation and amortization	1,204	1,130

	363	1,669

Other operating income	69	—

Operating income ~~(loss)~~	$432	$1,669

NGLs Volumes (Bbls)	2,053	2,048

Natural Gas Volumes (Mmbtu)	3,112	1,639

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments.

Equity in Earnings of Unconsolidated Entities	$2,951	$2,139

Waskom:
Plant Inlet Volumes (Mmcf/d)	298	255

Frac Volumes (Bbls/d)	10,587	11,391

Revenues. Our natural gas services revenues increased $4.8 million, or 5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to increased sales volumes, offset by a decrease in commodity prices.
For the three months ended September 30, 2010, NGL revenues decreased $2.7 million, or 3%, and natural gas revenues increased $8.3 million, or 187%. The decrease in NGL revenues is primarily due to a decrease in sales prices. Our NGL average sales price per barrel decreased $1.41 or 3%. The increase in natural gas revenues is primarily due to an increase in natural gas sales prices and increased sales volumes. Our natural gas average sales price per Mmbtu increased $1.38, or 51%, compared to the same period of 2009. Our natural gas sales volumes increased 90%, or 1.5 Mmbtu compared to the same period of 2009.
Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended September 30, 2010, 44% of our total natural gas volumes and 41% of our total NGL volumes were hedged as compared to 55% and 45%, respectively in 2009. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.2 million for the third quarter of 2010 compared to a decrease of $0.9 million in the same period of 2009. The increase is entirely related to gains recognized on cash settlements of our derivative contracts.

Costs of products sold. For the three months ended September 30, 2010, NGL cost of products sold decreased $2.2 million, or 2%, and natural gas cost of products sold increased $8.4 million, or 198%. The decrease in NGL cost of products sold is less than our increase in NGL revenues as our NGL margins fell by $0.22 per barrel, or 10%. The increase relating to natural gas cost of products sold was more than the increase in natural gas revenues which caused our Mmbtu margins to decrease by 90% primarily as a result of our pricing structure with respect to certain contracts.
Operating expenses. Operating expenses decreased $0.2 million, or 12%, for the three months ended September 30, 2010 compared to the same period of 2009.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million, or 6%, for the three months ended September 30, 2010 compared to the same period of 2009.
Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 7%, for the three months ended September 30, 2010 compared to the same period of 2009.
In summary, our natural gas services operating income decreased $1.2 million, or 74%, for the three months ended September 30, 2010 compared to the same period of 2009.
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $3.0 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $0.9 million. This increase is related to earnings received from Waskom, Matagorda and PIPE primarily as a result of the Harrison Gathering System acquisition in the first quarter of 2010.
Sulfur Services Segment
The following table summarizes our results of operations in our sulfur services segment.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues	$36,658	$15,102
Cost of products sold	30,596	7,807
Operating expenses	4,447	4,225
Selling, general and administrative expenses	822	709
Depreciation and amortization	1,554	1,569

	(761)	792
	(12)	—

Operating income (loss)	$(773)	$792

Sulfur (long tons)	326.0	296.1
Fertilizer (long tons)	60.7	32.6

Sulfur Services Volumes (long tons)	386.7	328.7

Revenues. Our sulfur services revenues increased $21.6 million, or 143%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily a result of a 106% increase in our average sales price as well as an increase in our sales volumes of 18%. The sales price increase was related to an increased market price for our sulfur products.
Cost of products sold. Our cost of products sold increased $22.8 million, or 292%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our margin per ton decreased 29%. This margin per ton decrease was a result of sulfur market prices falling $65 per ton in the third quarter.
Operating expenses. Our operating expenses increased $0.2 million, or 5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was a result of increased outside towing expenses on our marine transportation costs.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased $0.1 million, or 16%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 from increased compensation costs.
Depreciation and amortization. Depreciation and amortization remained flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
In summary, our sulfur services operating income decreased $1.6 million, or 198%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Marine Transportation Segment
The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)

Revenues	$22,728	$18,659
Operating expenses	14,424	12,230
Selling, general and administrative expenses	274	290
Depreciation and amortization	3,236	3,301

	4,794	2,838

Other operating income	—	125

Operating income	$4,794	$2,963

Revenues. Our marine transportation revenues increased $4.1 million, or 22%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Our inland marine operations revenues increased $2.1 million due to increased utilization of the inland fleet, offset by decreases in day rates. Our offshore revenues increased $2.0 million due to increased utilization of the offshore fleet.
Operating expenses. Operating expenses increased $2.2 million, or 18%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of an increase in barge leasing expenses of $1.2 million and outside towing of $0.9 million.
Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was primarily a result of equipment disposals offset by capital expenditures made in the last twelve months.
Other operating income. Other operating income for the three months ended September 30, 2010 consisted solely of a loss on the disposal of assets.
In summary, our marine transportation operating income increased $1.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Our total revenues were $656.8 million for the nine months ended September 30, 2010 compared to $467.4 million for the nine months ended September 30, 2009, an increase of $189.4 million, or 41%. Our operating income was $24.4 million for the nine months ended September 30, 2010 compared to $29.9 million for the nine months ended September 30, 2009, a decrease of $5.5 million, or 18%.
The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment
The following table summarizes our results of operations in our terminalling and storage segment.

	Nine months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues:
Services	$53,394	$56,793
Products	30,687	28,897

Total revenues	84,081	85,690
Cost of products sold	28,771	25,558
Operating expenses	30,626	33,312
Selling, general and administrative expenses	183	1,571
Depreciation and amortization	12,337	11,436

	12,164	13,813

Other operating income	348	4,934

Operating income	$12,512	$18,747

Revenues. Our terminalling and storage revenues decreased $1.6 million, or 2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Service revenue decreased $3.4 million compared to the prior year period. This decrease is primarily due to the historical Cross refining margin included in the recast 2009 historical revenues exceeding the contractual tolling fee for feedstock processing received in 2010 of $5.0 million. This decrease was offset by an increase in through put volumes at our shore based terminals of $1.6 million. Product revenue increased $1.8 million compared to the prior year period. $6.3 million of this increase was due to a 11% increase in average selling price and a 14% increase in sales volumes at our Mega Lubricants facility. $0.9 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement during the 2010 third quarter. Theses increase were offset by $5.3 million decrease due to the sale of our traditional lubricant business including its inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals.
Cost of products sold. Our cost of products increased $3.2 million, or 13%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. $7.0 million of this increase was due to a 15% increase in average cost of product and a14% increase in sales volumes at our Mega Lubricants facility. $0.8 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement. These increases were offset by a $4.6 million decrease due to the sale of our traditional lubricant business including its inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals.
Operating expenses. Operating expenses decreased $2.7 million, or 8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily the result of a reduction of the historical level of expenses attributable to the Cross assets of $2.6 million.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 88%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily the result of a reduction of the historical level of expenses attributable to the Cross assets.
Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily a result of our recent capital expenditures.
Other operating income. Other operating income decreased $4.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Other operating income for both periods consisted solely of gains/(losses) on the sale of operating equipment.
In summary, terminalling and storage operating income decreased $6.2 million, or 33%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Natural Gas Services Segment
The following table summarizes our results of operations in our natural gas services segment.

	Nine months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues:
NGLs	$358,395	$250,584
Natural gas	35,450	14,307
Non-cash mark-to-market adjustment of commodity derivatives	404	(1,977)
Gain on cash settlements of commodity derivatives	505	2,855
Other operating fees	3,101	2,987

Total revenues	397,855	268,756

Cost of products sold:
NGLs	345,443	235,935
Natural gas	34,954	13,551

Total cost of products sold	380,397	249,486

Operating expenses	5,538	6,462
Selling, general and administrative expenses	6,015	4,946
Depreciation and amortization	3,593	3,364

	2,312	4,498

Other operating income	69	—

Operating income (loss)	$2,381	$4,498

NGLs Volumes (Bbls)	7,177	5,899

Natural Gas Volumes (Mmbtu)	8,121	4,651

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments.

Equity in Earnings of Unconsolidated Entities	$7,469	$5,227

Waskom:
Plant Inlet Volumes (Mmcf/d).	276	242

Frac Volumes (Bbls/d)	9,874	10,011

Revenues. Our natural gas services revenues increased $129.1 million, or 48%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to greater volumes and commodity prices.
For the nine months ended September 30, 2010, NGL revenues increased $107.8 million, or 43%, and natural gas revenues increased $21.1 million, or 148%. The increase in NGL and natural gas revenues is primarily due to increased sales volumes. NGL sales volumes for the first nine months of 2010 increased by 22%, and natural gas volumes increased 75% compared to the same period of 2009. Additionally, our NGL average sales price per barrel increased $7.46, or 18%, and our natural gas average sales price per Mmbtu increased $1.29, or 42%, compared to the same period of 2009.
Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the nine months ended September 30, 2010, 44% of our total natural gas volumes and 41% of our total NGL volumes were hedged as compared to 55% and 45%, respectively in 2009. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.9 million for both the nine months ended September 30, 2010 and 2009, respectively. Of the $0.9 million increase, $0.4 million was attributable to a non-cash mark-to-market adjustments made to our derivative contracts and $0.5 million is related to gains recognized on cash settlements of our derivative contracts.

Costs of products sold. Our cost of products sold increased $130.9 million, or 52%, for the nine months ended September 30, 2010 compared to the same period of 2009. Of the increase, $109.5 million relates to NGLs and $21.4 million relates to natural gas. The increase in NGL cost of products sold is more than our increase in NGL revenues as our NGL margins decreased by $0.68 per barrel, or 27%. This margin decrease is primarily a result of commodity prices increasing at a higher rate during the first nine months of 2009 as compared to the same period in 2010. The percentage increase relating to natural gas cost of products sold was higher than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 62% primarily as a result of our pricing structure with respect to certain contracts.
Operating expenses. Operating expenses decreased $0.9 million for the nine months ended September 30, 2010 primarily as a result of the assignment of certain pipeline leasing costs to Waskom Midstream LLC during 2009 ($0.4 million), decreased maintenance costs of ($0.3 million), and decreased liability insurance claims ($0.2 million).
Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million, or 22%, for the nine months ended September 30, 2010 compared to the same period of 2009 primarily due to the write-off of an uncollectible customer receivable ($0.7 million) and increased compensation costs ($0.2 million).
Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 7%, for the nine months ended September 30, 2010 compared to the same period of 2009 due to certain capital projects being placed in service.
In summary, our natural gas services operating income decreased $2.1 million, or 47%, for the nine months ended September 30, 2010 compared to the same period of 2009.
Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $7.5 million and $5.2 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $2.3 million. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010 coupled with the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.
Sulfur Services Segment
The following table summarizes our results of operations in our sulfur segment.

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Revenues	$113,945	$61,031
Cost of products sold	87,127	35,014
Operating expenses	12,683	11,966
Selling, general and administrative expenses	2,596	2,305
Depreciation and amortization	4,600	4,588

	6,939	7,158
Other operating income (loss)	(12)	1

Operating income	$6,927	$7,159

Sulfur (long tons)	910.7	835.4
Fertilizer (long tons)	201.4	130.3

Sulfur (long tons)	1,112.1	965.7

Revenues. Our sulfur services revenues increased $52.9 million, or 87%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily a result of a 62% increase in our average sales price as well as a 15% in sales volume. The sales price increase was primarily due to an increased market price for our sulfur products.

Cost of products sold. Our cost of products sold increased $52.1 million, or 149%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our margin per ton decreased 11% primarily as a result of an increase in cost of products sold related to increased market prices of our sulfur products.
Operating expenses. Our operating expenses increased $0.7 million, or 6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was a result of increased fuel costs of $0.5 million and outside towing of $0.2 million.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased $0.3 million, or 13%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 from increased compensation costs.
Depreciation and amortization. Depreciation and amortization remained flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
In summary, our sulfur operating income decreased $0.2 million, or 3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Marine Transportation Segment
The following table summarizes our results of operations in our marine transportation segment.

	Nine months Ended
	September 30,
	2010	2009
	(In thousands)

Revenues	$60,926	$51,929
Operating expenses	43,031	37,725
Selling, general and administrative expenses	1,241	645
Depreciation and amortization	9,536	9,868

	7,118	3,691

Other operating income	45	116

Operating income	$7,163	$3,807

Revenues. Our marine transportation revenues increased $9.0 million, or 17%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Our offshore revenues increased $6.6 million primarily due to increased utilization of the offshore fleet in 2010. Our inland marine operations increased $2.4 million primarily due to increase in ancillary revenue of $1.4 million. The remaining $1.0 million increase was due to increased utilization of the inland fleet, which was offset by decreased day rates in 2010.
Operating expenses. Operating expenses increased $5.3 million, or 14%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which was primarily a result of an increase in barge leases of $3.5 million, fuel cost of $1.0 million, and wages and burden costs of $1.1 million. These increases were offset by a decrease in repairs and maintenance expenses of $0.3 million.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 92%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This was primarily a result of a $0.3 million recovery of a receivable in 2009 previously deemed uncollectible and a $0.3 million increase in bad debt in 2010.
Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily a result of equipment disposals offset by capital expenditures made in the last twelve months.
Other operating income. Other operating income for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 consisted of gains and losses on the disposal of assets.

In summary, our marine transportation operating income increased $3.4 million, or 88%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
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
For the three and nine months ended September 30, 2010 and 2009, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and the Bosque County Pipeline.
Equity in earnings of unconsolidated entities was $3.0 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $0.9 million. This increase is related to earnings received from Waskom, Matagorda and PIPE. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010 coupled with the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.
Equity in earnings of unconsolidated entities was $7.5 million for the nine months ended September 30, 2010 compared to $5.2 million for the nine months ended September 30, 2009, an increase of $2.3 million. This increase is primarily a result of the Harrison Gathering System acquisition in the first quarter of 2010. This increase is related to earnings received from Waskom, Matagorda, PIPE and BCP.
Interest Expense
Our interest expense for all operations was $6.1 million for the three months ended September 30, 2010, compared to the $4.3 million for the three months ended September 30, 2009, an increase of $1.8 million, or 42%. This increase was primarily due to the issuance of our Senior Notes at the end of the first quarter 2010.
Our interest expense for all operations was $22.2 million for the nine months ended September 30, 2010, compared to the $13.6 million for the nine months ended September 30, 2009, an increase of $8.6 million, or 63%. This increase was primarily due to the termination of all our interest rate swaps at a cost of $3.8 million, and the issuance of our Senior Notes at the end of the first quarter 2010.
Indirect Selling, General and Administrative Expenses
Indirect selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2010 compared to $1.4 million for the three months ended September 30, 2009, an increase of $0.1 million, or 7%.
Indirect selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 2010 compared to $4.3 million for the nine months ended September 30, 2009, an increase of $0.3 million, or 7%.
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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. Effective October 1, 2010 through September 30, 2011, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $4.2 million. We reimbursed Martin Resource Management for $0.9 million of indirect expenses for both the three months ended September 30, 2010 and 2009 and $2.6 million of indirect expenses for both the nine months ended September 30, 2010 and 2009, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.
Liquidity and Capital Resources
Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private. During the nine months ended September 30, 2010, we completed several transactions that have improved our liquidity position. We received net proceeds of $197.2 million from a private placement of Senior Notes and $50.5 million from a public offering of common units. We received net proceeds of $28.1 million from a public offering of common units which did not improve our liquidity position as we redeemed common units owned by Martin Resource Management. Additionally, we made certain strategic amendments to our credit facility.
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
Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010, as amended on Form 10-K/A filed with the SEC on May 4, 2010, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.
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
Equity Offerings
On August 17, 2010, we completed a public offering of 1.0 million common units, representing limited partner interests in us at a purchase price of $29.13 per common unit. We received net proceeds of approximately $28.1 million after payment of underwriters’ discounts. We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering. Martin Resource Management reimbursed us for our payments of commissions and offering expenses. As a result of these transactions, our general partner was not required to contribute cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.
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

Cash Flows and Capital Expenditures
For the nine months ended September 30, 2010 cash increased $12.8 million as a result of $42.5 million provided by operating activities, $36.1 million used in investing activities and $6.4 million provided by financing activities. For the nine months ended September 30, 2009 cash decreased $2.1 million as a result of $42.2 million provided by operating activities, $12.2 million used in investing activities and $32.1 million used in financing activities.
For the nine months ended September 30, 2010, our investing activities of $36.1 million consisted of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, plant turnaround costs, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the nine months ended September 30, 2009 our investing activities of $12.2 million consisted of capital expenditures, proceeds from sale of property, plant and equipment, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities.
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
For the nine months ended September 30, 2010 and 2009, our capital expenditures for property and equipment were $12.6 million and $33.7 million, respectively.
As to each period:
•	For the nine months ended September 30, 2010, we spent $9.1 million for expansion and $3.5 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our terminalling and storage and sulfur services segment for routine maintenance on the facilities as well as in the marine transportation segment for dry dockings of our vessels pursuant to the United States Coast Guard requirements.
•	For the nine months ended September 30, 2009, we spent $27.0 million for expansion and $6.7 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our marine transportation segment to extend the useful lives of our marine assets and in our terminalling and storage segment.
For the three months ended September 30, 2010, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $42.2 million, payments of long-term debt and capital lease obligations to financial lenders of $383.4 million, borrowings of long-term debt under our credit facility of $392.3 million, payments of debt issuance costs of $7.4 million, redemption of common units of $28.1 million, contributions to parent of $4.4 million, proceeds from a public offering of $78.6 million, purchase of treasury stock of $0.1 million and general partner contributions of $1.1 million.
For the nine months ended September 30, 2009, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $35.6 million, payments of long term debt to financial lenders of $85.0 million, borrowings of long-term debt under our credit facility of $88.5 million and purchase of treasury units of $0.1 million.
We made net investments in (received distributions from) unconsolidated entities of $(0.6) million and $0.8 million during the nine months ended September 30, 2010 and 2009, respectively. The net investment in unconsolidated entities includes $2.0 million and $3.3 million of expansion capital expenditures in the nine months ended September 30, 2010 and 2009, respectively.

Capital Resources
Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.
As of September 30, 2010, we had $313.6 million of outstanding indebtedness, consisting of outstanding borrowings of $197.4 million (net of unamortized discount) under our Senior Notes, $110.0 million under our revolving credit facility and $6.2 million under capital lease obligations. As of September 30, 2010, we had $164.9 million of available borrowing capacity under our revolving credit facility.
Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2010 is as follows (dollars in thousands):

	Payment due by period
	Total	Less than	1-3	3-5	Due
Type of Obligation	Obligation	One Year	Years	Years	Thereafter

Long-Term Debt
Revolving credit facility	$110,000	$—	$110,000	$—	$—
Senior unsecured notes	197,369	—	—	—	197,369
Capital leases including current maturities	6,204	125	361	569	5,149
Non-competition agreements	200	50	100	50	—
Throughput commitment	64,025	—	8,865	12,347	42,813
Purchase obligations	15,520	15,520	—	—	—
Operating leases	56,579	10,608	24,690	13,350	7,931
Interest expense(1)
Revolving credit facility	11,657	4,749	6,908	—	—
Senior unsecured notes	142,296	26,921	35,500	35,500	44,375
Capital leases	5,326	977	1,883	1,738	728

Total contractual cash obligations	$609,176	$58,950	$188,307	$63,554	$298,365

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.
Letter of Credit. At September 30, 2010, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.
Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.
Description of Our Long-Term Debt
Senior Notes
In March 2010, we and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of us (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200 million in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Notes”). We completed the aforementioned Notes offering on March 26, 2010 and received proceeds of approximately $197.2 million, after deducting initial purchaser discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.

On September 16, 2010, we filed a registration statement, pursuant to the registration rights agreement for the Notes issued in March 2010. The Partnership is offering to exchange the Notes for registered 8.875% senior unsecured notes due April 2018. The exchange offer is expected to be completed in the fourth quarter of 2010.
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
Credit Facility
On November 10, 2005, we entered into a $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which included a $20.0 million letter of credit sub-limit. Effective September 30, 2006, we increased our revolving credit facility by $25.0 million, resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility by $75.0 million, resulting in a committed $195.0 million revolving credit facility. Effective December 21, 2009, (i) we increased our revolving credit facility by approximately $72.7 million, resulting in a committed $267.8 million revolving credit facility and (ii) decreased our term loan facility by approximately $62.1 million, resulting in a $67.9 million term loan facility. Effective January 14, 2010, we modified our revolving credit facility to (i) permit investment up to $25.0 million in joint ventures and (ii) limit our ability to make capital expenditures. Effective February 25, 2010, we increased the maximum amount of borrowings and letters of credit available under our credit facility from approximately $335.7 million to $350.0 million. Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions and (viii) adjust the financial covenants.
As of September 30, 2010, we had approximately $110.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $164.9 million available under our credit facility for future revolving credit borrowings and letters of credit.
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
As of September 30, 2010, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 3.50%. Effective October 1, 2010, based on our leverage ratio as of June 30, 2010, the applicable margin for Eurodollar Rate borrowings will increase to 4.00%. Effective January 1, 2011, based on our leverage ratio as of September 30, 2010, the applicable margin for Eurodollar Rate borrowings will remain at 4.00% until the next quarterly determination of our leverage ratio. The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.
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
In addition, the credit facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to:
•	grant or assume liens;
•	make investments (including investments in our joint ventures) and acquisitions;
•	enter into certain types of hedging agreements;
•	incur or assume indebtedness;
•	sell, transfer, assign or convey assets;
•	repurchase our equity, make distributions and certain other restricted payments, but the credit facility permits us to make quarterly distributions to unitholders so long as no default or event of default exists under the credit facility;

•	change the nature of our business;
•	engage in transactions with affiliates.
•	enter into certain burdensome agreements;
•	make certain amendments to the omnibus agreement and our material agreements;
•	make capital expenditures; and
•	permit our joint ventures to incur indebtedness or grant certain liens.
Each of the following will be an event of default under the credit facility:
•	failure to pay any principal, interest, fees, expenses or other amounts when due;
•	failure to meet the quarterly financial covenants;
•	failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;
•	the failure of any representation or warranty to be materially true and correct when made;
•	our or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount;
•	bankruptcy or other insolvency events involving us or any of our subsidiaries;
•	judgments against us or any of our subsidiaries, in excess of a threshold amount;
•	certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount;
•	a change in control (as defined in the credit facility);
•	the termination of any material agreement or certain other events with respect to material agreements;
•	the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral; and
•	any of our joint ventures incurs debt or liens in excess of a threshold amount.
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
As of November 2, 2010, our outstanding indebtedness includes $112.0 million under our credit facility.
We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.
Effective September 2010, the Partnership entered into an interest rate swap that swapped $40,000 of fixed rate to floating rate. The floating rate cost is the applicable three-month LIBOR rate. This interest rate swap is not accounted for using hedge accounting and matures in April 2018.
Effective September 2010, the Partnership entered into an interest rate swap that swapped $60,000 of fixed rate to floating rate. The floating rate cost is the applicable three-month LIBOR rate. This interest rate swap is not accounted for using hedge accounting and matures in April 2018.
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

Seasonality
A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season. The demand for fertilizers is strongest during the early spring planting season. However, our terminalling and storage and marine transportation businesses and the molten sulfur business are typically not impacted by seasonal fluctuations. We expect to derive a majority of our net income from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors. However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our terminalling and storage and marine transportation businesses. For example, Hurricanes Katrina and Rita in the third quarter of 2005 adversely impacted operating expenses and the four hurricanes that impacted the Gulf of Mexico and Florida in the third quarter of 2004 adversely impacted the revenues of our terminalling and storage and marine transportation businesses revenues.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended September 30, 2010 and 2009. However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs. We cannot assure you that we will be able to pass along increased costs to our customers.
Increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.
Environmental Matters
Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2010 or 2009.

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
On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, have established a maximum credit limit threshold pursuant to our hedging policy, and monitor the appropriateness of these limits on an ongoing basis. We have agreements with four counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of September 30, 2010, we have no cash collateral deposits posted with counterparties.
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
Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three and nine months ended September 30, 2010 and 2009 as our contract mix and percent of volumes associated with those contracts did not differ materially.
The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.5 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $1.3 million.
Prism Gas has entered into hedging transactions through 2011 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.
Based on estimated volumes, as of September 30, 2010, we had hedged approximately 48% and 16% of our commodity risk by volume for 2010 and 2011, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:
•	Natural gas contracts — monthly posting for ANR Pipeline Co. — Louisiana as posted in Platts Inside FERC’s Gas Market Report;
•	Crude oil contracts — WTI NYMEX average for the month of the daily closing prices; and
•	Natural gasoline contracts — Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).
Hedging Arrangements in Place
As of September 30, 2010

			Commodity	Commodity	Fair Value	Fair Value
			Price	Price	Asset	Liability
Period	Underlying	Notional Volume	We Receive	We Pay	(In Thousands)	(In Thousands)
October 2010-December 2010	Crude Oil	6,000 (BBL)	Index	$69.15/bbl	$—	$60
October 2010-December 2010	Crude Oil	9,000 (BBL)	Index	$72.25/bbl	—	63
October 2010-December 2010	Crude Oil	3,000 (BBL)	Index	$104.80/bbl	77	—
October 2010-December 2010	Natural Gasoline	3,000 (BBL)	Index	$94.14/bbl	53	—
October 2010-December 2010	Natural Gas	60,000 (Mmbtu)	Index	$5.95/Mmbtu	141	—
October 2010-December 2010	Natural Gas	30,000 (Mmbtu)	Index	$6.005/Mmbtu	63	—
January 2011-December 2011	Natural Gas	120,000 (Mmbtu)	Index	$6.125/Mmbtu	206	—
January 2011-December 2011	Crude Oil	24,000 (BBL)	Index	$91.20/bbl	164	—

					$704	$123

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
Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.81% as of September 30, 2010. As of November 2, 2010, we had total indebtedness outstanding under our credit facility of $112.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on September 30, 2010, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.1 million annually.
Historically, we have managed a portion of our interest rate risk on our revolving credit facility with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. During the first quarter 2010, we terminated all of our interest rate swaps on our revolving credit facility.
We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate. The estimated fair value of the Senior Notes was approximately $215.8 million as of September 30, 2010, based on market prices of similar debt at September 30, 2010. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $10.9 million decrease in fair value of our long-term debt at September 30, 2010.
We have entered into interest rate swap agreements to reduce the amount of interest we pay on our Senior Notes due in April 2018. Pursuant to the terms of these interest rate swap agreements, we pay a variable rate interest payment based on the three-month LIBOR and receive a fixed rate. The net difference to be paid or received from the counterparties under the interest rate swap agreement is settled quarterly and is recognized as an adjustment to interest expense. The risk associated with these interest rate swaps exposes us to an increase in interest rates which would result in an increase in interest expense and a corresponding decrease in net income.

At September 30, 2010, we are party to interest rate swap agreements as shown below:
Interest Rate Swaps
As of September 30, 2010

						Fair Value	Fair Value
			Notional	Interest Rate	Interest Rate	Asset	Liability
Date of Swap	Bank	Maturity	Amount	We Pay	We Receive	(In Thousands)	(In Thousands)
September 2010	SunTrust	April 2018	$60,000	3 MO LIBOR	2.3150%	$2,704	$1,765
September 2010	RBS	April 2018	$40,000	3 MO LIBOR	2.3150%	1,799	1,176

						$4,503	$2,941

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
In addition to the foregoing, as a result of a routine inspection by the U.S. Coast Guard of our tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, we were informed that an investigation had been commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78 during the fourth quarter of 2007. We cooperated with the investigation and no formal charges, fines and/or penalties have been asserted against us. Counsel representing us in this matter has informed us that the investigation is now finished and the matter has been closed.
Item 1A. Risk Factors
The risk factor below supplements the risks disclosed under the heading “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010, as amended on Form 10-K/A filed with the SEC on May 4, 2010, and in Part II of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which risks could materially affect our business, financial condition or future results of operations.
The recent explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto may adversely affect a portion of our terminalling operations.
In April 2010, the Deepwater Horizon drilling rig in the Gulf of Mexico sank following an explosion and fire. The resulting discharge of hydrocarbons into the Gulf of Mexico from the wellhead, coupled with the enhanced safety regulations and inspection requirements of the federal government, have created uncertainties about future industry operations in the Gulf of Mexico. These enhanced safety regulations and inspection requirements of the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) continue to provide uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico Outer Continental Shelf (OCS).
On October 12, 2010, the Unites States Government lifted the moratorium on deep water permitting and drilling. However, our shore base facilities on the Gulf Coast may receive less business as a result of impacts from the spill and the enhanced deep-water drilling regulations, which could delay operations, increase the cost of operations or reduce the area of operations for drilling rigs, all of which could have an adverse impact on our shore-based terminalling business. Additionally, new governmental regulations concerning licensing, taxation, equipment specifications and training requirements could potentially increase the costs of our operations. Furthermore, due to the Deepwater Horizon incident and resulting spill, insurance costs across the industry could increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities

Maximum
number of units
that may yet be
		Average	Total number of units	purchased under
	Total number of	price paid	purchased as part of publicly	the plans or
Period	units purchased	per unit	announced plans or programs	programs
August 1, 2010 to August 31, 2010 (1)	500	$31.74	—	—

(1)	Our general partner purchased our common units and subsequently granted them to two new non-employee directors as part of their annual director compensation.

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
In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment. The Defendant has further advised us that on June 30, 2009 he posted cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal.
The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3.2 million, attorney’s fees of approximately $1.6 million and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment was stayed pending resolution of the appeal relating to it. In 2010, the Martin Resource Management board of directors removed Ruben S. Martin III and Scott D. Martin as trustees of the MRMC Employee Stock Ownership Plan and appointed the current trustees, Melanie Mathews, Johnnie Murry, Gina Patterson and Wesley M. Skelton. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010.
On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment. The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant.
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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2009 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley M. Skelton and Robert D. Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of November 3, 2010, no further action has been taken at the trial court level in this matter.
The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2009 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin. Additionally, all claims pertaining to Karen Yost have been resolved. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.
On September 24, 2009, Martin Resource Management removed Plaintiff as a director of our general partner. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined was detrimental to both Martin Resource Management and us. The Plaintiff does not serve on any committees of the board of directors of our general partner. The position on the board of directors of our general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of our general partner. This position on the board of directors has been filled as of July 26, 2010 by Charles Henry “Hank” Still.
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

Martin Midstream Partners L.P.
By:	Martin Midstream GP LLC
Its General Partner

Date: November 3, 2010	By:	/s/ Ruben S. Martin
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