Form 10-K
period 2010-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2011-03-02
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

Mark One ☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
_______________________

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

Yes ☒         No ☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of June 30, 2010, 17,707,832 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $206,544,787 based on the closing sale price on that date.  There were 19,582,332 of the registrant’s common units and 889,444 of the registrant’s subordinated units outstanding as of March 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

i

PART I

Item 1.	Business

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region.  Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products;

•	Natural gas services;

•	Sulfur and sulfur-based products gathering, processing, marketing , manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management Corporation (“Martin Resource Management”), a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids.  As of March 2, 2011, Martin Resource Management owns an approximate 31.6% limited partnership interest in us.  Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.

The historical operation of our business segments by Martin Resource Management provides us with several decades of experience and a demonstrated track record of customer service across our operations.  Our current lines of business have been developed and systematically integrated over this period of more than 60 years, including natural gas services (1950s); sulfur (1960s); marine transportation (late 1980s) and terminalling and storage (early 1990s).  This development of a diversified and integrated set of assets and operations has produced a complementary portfolio of midstream services that facilitates the maintenance of long-term customer relationships and encourages the development of new customer relationships.

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 27 marine shore based terminal facilities and 12 specialty terminal facilities located in the United States Gulf Coast region that provide storage, processing and handling services for producers and suppliers of petroleum products and by-products, lubricants and other liquids, including the refining of various grades and quantities of naphthenic lubricants and related products.  As further described in the “Subsequent Events” section within this Item, 13 of our marine shore based terminals and one of our specialty terminals were acquired January 31, 2011 through our acquisition of certain terminalling assets from Martin Resource Management.  Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuel oil. We provide these terminalling and storage services on a fee basis primarily under long-term contracts.  A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  Through our acquisitions of Prism Gas Systems I, L.P. (“Prism Gas”) and Woodlawn Pipeline Co., Inc. (“Woodlawn”), we have ownership interests in over 706 miles of gathering and transmission pipelines located in the natural gas producing regions of East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico, as well as a 285 MMcfd capacity natural gas processing plant located in East Texas.  In addition to our natural gas gathering and processing business, we distribute natural gas liquids or, “NGLs”. We purchase NGLs primarily from natural gas processors. We store NGLs in our supply and storage facilities for wholesale deliveries to propane retailers, refineries and industrial NGL users in Texas and the Southeastern United States. We own an NGL pipeline which spans approximately 200 miles running from Kilgore to Beaumont, Texas.  We own three NGL supply and storage facilities with an aggregate above-ground storage capacity of approximately 3,000 barrels and we lease approximately 2.6 million barrels of underground storage capacity for NGLs.  We believe we have a natural gas processing competitive advantage in East Texas with the only full fractionation facilities serving this area. The recent acquisition of natural gas gathering and processing assets from Crosstex Energy, L.P. and Crosstex Energy, Inc. by Waskom Gas Processing Company (a joint venture in which we participate with Center Point Energy Gas Processing Company, an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc.) and the Darco Gathering System further strengthens our East Texas infrastructure.

•
Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services over the last 30 years. We process and distribute sulfur predominantly produced by oil refineries primarily located in the United States Gulf Coast region. We handle molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur on take or pay fee contracts at our facilities in Port of Stockton, California and Beaumont, Texas. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufacture primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois, Texas and Utah.  We own and operate a sulfuric acid production plant in Plainview, Texas which processes molten sulfur into sulfuric acid. Demand for our sulfur products exists in both the domestic and foreign markets, and we believe our asset base provides us with additional opportunities to handle increases in U.S. supply and access to foreign demand.

•
Marine Transportation.  We utilize a fleet of 44 inland marine tank barges, 18 inland push boats and four offshore tug barge units that transport petroleum products and by-products largely in the United States Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts and many of our customers have long standing contractual relationships with us. Over the past several years, we have focused on modernizing our fleet. As a result, the average age of our vessels has decreased from 33 years in 2006 to 20 years as of March 2, 2011.  This modernized asset base is attractive both to our existing customers as well as potential new customers.  In addition, our fleet contains several vessels that reflect our focus on specialty products.

2010 Developments and Subsequent Events

Recent Acquisitions

Acquisition of the Darco Gathering System.  On November 12, 2010, we, through our wholly owned subsidiary, Prism Gas, acquired approximately 20 miles of natural gas gathering pipeline and various equipment located in Harrison County, Texas for approximately $25.0 million.  We financed this acquisition with borrowings under our revolving loan facility.

Acquisition by Waskom of the Harrison Pipeline System.  On January 15, 2010, we, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System.  Our share of the acquisition cost was approximately $20.0 million.

Other Developments

Public Offerings.   On August 17, 2010, we completed a public offering of 1,000,000 common units, resulting in net proceeds of approximately $28.1 million after payment of underwriters’ discounts.  We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering.   Martin Resource Management reimbursed us for our payments of commissions and offering expenses.   As a result of these transactions, our general partner was not required to contribute cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.

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

Debt Financing Activities.  Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40.0 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions and (viii) adjust the financial covenants.

 On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 (“2018 Notes”) to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility.  Pursuant to the terms of a registration rights agreement entered into in connection with the offering of the 2018 Notes, we filed an exchange offer registration statement with the SEC on September 16, 2010 with respect to an offer to exchange the 2018 Notes for registered notes with substantially identical terms.  The registration statement was declared effective by the SEC and the exchange offer was completed in the fourth quarter of 2010.

For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Senior Notes” in Item 7.

Subsequent Events

Public Offering. On February 9, 2011, we completed a public offering of 1,874,500 common units, resulting in net proceeds of $70.7 million after payment of underwriters’ discounts, commissions and offering expenses.  Our general partner contributed $1.5 million in cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us.  The net proceeds were used to pay down revolving debt under our credit facility.

Acquisition of Certain Terminalling Assets.  On January 31, 2011, we acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36.5 million.  The net book value of the acquired assets was recorded in property, plant and equipment.  These assets are located across the Louisiana Gulf Coast.

Quarterly Distribution.  On January 24, 2011, we declared a quarterly cash distribution of $0.76 per common unit for the fourth quarter of 2010, or $3.04 per common unit on an annualized basis, to be paid on February 14, 2011 to unitholders of record as of February 3, 2011, reflecting a $0.01 increase over the quarterly distribution paid in respect to the third quarter of 2010.

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

▪
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

▪
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

▪
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

▪
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

▪
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

▪
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

▪
Financial Strength and Flexibility.  We have historically financed our operations with a combination of debt and equity while maintaining a modest leverage profile, even in challenging business environments.  Since our initial public offering, we have accessed the public equity markets six times for $334.6 million in total net proceeds, including capital contributions from our general partner. We have also occasionally issued units to Martin Resource Management in exchange for cash or assets.

▪
Fee-Based Contracts and Active Commodity Risk Management.  We generate a majority of our cash flow from fee-based contracts with our customers. In addition, a significant portion of these fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of a portion of cash flows to volume fluctuations.  We seek to further minimize our exposure to commodity price fluctuations through swaps for crude oil, natural gas and natural gas liquids.  As of December 31, 2010, Prism Gas has hedged approximately 37% and 10% of its commodity risk by volume for 2011 and 2012, respectively.   As of March 2, 2011, Prism Gas has hedged approximately 45% and 14% of its commodity risk by volume for 2011 and 2012, respectively.

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

Marine  Shore Based Terminals.  We own or operate 27 marine shore based terminals along the Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Of our 27 marine shore based terminals, 13 were acquired on January 31, 2011 through our acquisition of certain terminalling assets from Martin Resource Management.   Our terminal assets are located at strategic distribution points for the products we handle and are in close proximity to our customers.

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

Our 27 marine shore based terminals are divided into two classes of terminals: (i) full service terminals and  (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate fifteen full service terminals. These terminal facilities provide logistical support services and provide storage and handling services for fuel oil and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, and oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

The following is a summary description of our fifteen full service terminals:

Terminal	Location	Acres	Tanks	Aggregate Capacity
Pelican Island	Galveston, Texas	51.3	16	87,200 Bbls.
Harbor Island(1)	Harbor Island, Texas	25.5	12	32,500 Bbls.
Freeport	Freeport, Texas	17.8	1	8,300 Bbls.
Port O’Connor(2)	Port O’Connor, Texas	22.8	8	7,000 Bbls.
Sabine Pass(3)	Sabine Pass, Texas	23.1	11	17,000 Bbls.
Cameron “East”(4)	Cameron, Louisiana	34.3	12	34,000 Bbls.
Cameron “West”(5)	Cameron, Louisiana	16.9	5	16,500 Bbls.
Venice (6)	Venice, Louisiana	2.8	2	15,000 Bbls.
Theodore	Theodore, Alabama	14.0	18	19,800 Bbls.
Pascagoula	Pascagoula, Mississippi	29.0	5	11,400 Bbls.
Amelia-2 (7)(8)	Amelia, Louisiana	4.0	10	15,114 Bbls.
Cameron-7 (7)(9)	Cameron, Louisiana	8.0	1	15,000 Bbls.
Cameron-8 (7)(10)	Cameron, Louisiana	3.0	8	32,522 Bbls.
Intracoastal City-2 (7)(11)	Intracoastal City, Louisiana	10.0	15	24,334 Bbls.
Fourchon-15 (7)(12)	Fourchon, Louisiana	8.0	28	14,815 Bbls.
_________
(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2015.
(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2014.
(3)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in September 2036.
(4)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2012 and can be extended by us through March 2022.
(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2013.
(6)	This terminal is located on land owned by a third party and leased under a sublease agreement that expires in August 2012.
(7)	These terminals were acquired from Martin Resource Management on January 31, 2011.
(8)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2012.
(9)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2012 and can be extended by us through July 2017.
(10)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2016 and can be extended by us through July 2036.
(11)	This terminal is located on land owned by a third party and leased under a lease that expires in December 2015 and can be extended by us through December 2025.
(12)	This terminal is located on land owned by a third party and leased under a lease that expires in December 2013 and can be extended by us through December 2033.

Fuel and Lubricant Terminals. We own or operate twelve lubricant and fuel oil terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Tanks	Aggregate Capacity
Amelia	Amelia, Louisiana	17	14,900 Bbls.
Berwick(1)	Berwick, Louisiana	2	25,000 Bbls.
Intracoastal City(2)(3)	Intracoastal City, Louisiana	16	39,000 Bbls.
Fourchon(4)	Fourchon, Louisiana	11	80,000 Bbls.
Cameron 6(5)(6)	Cameron, Louisiana	16	44,133 Bbls.
Dulac(5)(7)	Dulac, Louisiana	7	15,807 Bbls.
Fourchon 17(5)(8)	Fourchon, Louisiana	6	41,200 Bbls.
River Ridge (5)(9)	River Ridge, Louisiana	33	10,210 Bbls.
Morgan City DWC 31(5)(10)	Morgan City, Louisiana	37	27,176 Bbls.
Morgan City 33(5)(11)	Morgan City, Louisiana	10	53,579 Bbls.
Fourchon 16(5)(12)	Fourchon, Louisiana	16	13,318 Bbls.
Venice 2(5)(13)	Venice, Louisiana	16	29,520 Bbls.
__________
(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2012 and can be extended by us through September 2017.
(2)
A portion of this terminal is located on land owned by a third party at which we throughput fuel oil pursuant to an agreement that expired in January 2010 and is automatically renewed on a monthly basis.

(3)	A portion of this terminal is located on land owned by third parties and leased under a lease that expires in April 2014.
(4)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in January 2017.
(5)	These terminals were acquired from Martin Resource Management on January 31, 2011.
(6)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2013 and can be extended by us through March 2013.
(7)	This terminal is located on land owned by third parties and leased under a lease that expires in December 2012.
(8)	This terminal is located on land owned by third parties and leased under a lease that expires in December 2013 and can be extended by us through December 2033.
(9)	This terminal is located on land owned by third parties and leased under a lease that expires in April 2019.
(10)	This terminal is located on land owned by third parties and leased under a lease that expires in December 2014 and can be extended by us through December 2034.
(11)	This terminal is located on land owned by third parties and leased under a lease that expires in May 2014 and can be extended by us through May 2019.
(12)
This terminal is located on land owned by third parties and leased under multiple leases that expires in July 2011, March 2012, and July 2012.  These leases can be extended by us through July 2026, March 2022, and July 2022, respectively.

(13)	This terminal is located on land owned by third parties and leased under a lease that expires in December 2012 and can be extended by us through December 2027.

Specialty Petroleum Terminals.  We own or operate 12 terminal facilities providing storage and handling services for some or all of the following: anhydrous ammonia, asphalt, sulfur, sulfuric acid, fuel oil, crude oil and other petroleum products and by-products. Of our 12 terminals, one was acquired on January 31, 2011 through our acquisition of certain terminalling assets from Martin Resource Management.   Our specialty terminals have an aggregate storage capacity of approximately 2.53 million barrels. Each of these terminals has storage capacity for petroleum products and by-products and has assets to handle products transported by vessel, barge and truck.  The location and composition of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the handling and transportation of petroleum products and by-products. We developed our terminalling and storage assets by acquiring existing terminalling and storage facilities and then customizing and upgrading these facilities as needed to integrate the facilities into our petroleum product and by-product transportation network and to more effectively service customers. We expect to continue to acquire facilities, streamline their operations and customize and upgrade them as part of our growth strategy. We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.

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

In Channelview, Texas, we operate a terminal used for lubricant blending, storage, packaging and distribution. This terminal is used as our central hub for lubricant distribution where we receive, package and ship our lubricants to our terminals or directly to customers.

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

In Lake Charles, Louisiana, we own a lubricant terminal on leased land whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.

We also continually evaluate opportunities to add services and increase access to our terminals to attract more customers and create additional revenues.  The following is a summary description of our specialty marine terminals:

Terminal	Location	Tanks	Aggregate Capacity	Products	Description
Tampa(1)	Tampa, Florida	8	716,000 Bbls.	Asphalt, sulfur and fuel oil	Marine terminal, loading/unloading for vessels, barges railcars and trucks
Stanolind	Beaumont, Texas	9	555,000 Bbls.	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	8	500,000 Bbls.	Ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Ouachita County	Ouachita County, Arkansas	2	77,500 Bbls.	Crude oil	Marine terminal, loading/unloading for barges and trucks
Corpus Christi	Corpus Christi, Texas	4	330,000 Bbls.	Fuel oil and diesel	Marine Terminal, loading/unloading barges and vessels and unloading trucks

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	44,000 sq. ft. Warehouse 34,000 Bbls	Lubricants	Lubricants blending and storage

Cross Refining	Smackover, Arkansas	7,500 Bbls per day	Naphthenic lubricants, Distillates, Asphalt	Crude refining facility

South Houston Asphalt	Houston, Texas	71,000 Bbls	Asphalt	Asphalt Processing and storage

Port Neches Asphalt	Port Neches, Texas	31,250 Bbls	Asphalt	Asphalt Processing and storage

Omaha Asphalt	Omaha, Nebraska	114,225 Bbls	Asphalt	Asphalt Processing and storage

Spindletop	Beaumont, Texas	90,000 Bbls	Natural Gasoline	Pipeline receipts and shipments

Lake Charles (2)	Lake Charles, Louisiana	18,000 sq. ft.Warehouse 8,709 Bbls	Lubricants	Lubricants storage

(1)	This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016 with two five-year extension options.

(2)
This terminal is located on land owned by third parties and leased under a lease that expires in January 2016 and can be extended by us through January 2021.  This terminal was acquired from Martin Resource Management on January 31, 2011.

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

Natural Gas Services Segment

NGL Industry Overview.  NGLs are produced through natural gas processing.  They are also a by-product of crude oil refining.  NGLs consists of hydrocarbons that are vapors at atmospheric temperatures and pressures but change to liquid phase under pressure.  NGLs include ethane, propane, normal butane, iso butane and natural gasoline.

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

NGL Facilities.  We purchase NGLs primarily from natural gas processors and, to a lesser extent, major domestic oil refiners.  We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. We believe dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	storage of NGLs purchased in off-peak months;

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned and leased NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana(1)	2,400,000 barrels	Underground storage
	Hattiesburg, Mississippi(2)	100,000 barrels	Underground storage
	Mt. Belvieu, Texas(3)(2)	70,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution
__________
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

Our NGL customers that utilize these assets consist of retail propane distributors, industrial processors and refiners. For the year ended December 31, 2010, we sold approximately 35% of our NGL volume to independent retail propane distributors located in Texas and the southeastern United States and approximately 65% of our NGL volume to refiners and industrial processors.

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

Prism Gas has ownership interests in over 706 miles of gathering pipelines located in the natural gas producing regions of North Central Texas and East Texas, Northwest Louisiana, the Texas Gulf Coast and offshore Texas and federal waters in the Gulf of Mexico as well as a 285 MMcfd natural gas processing plant located in East Texas.  The underlying assets are in two operating areas:

East Texas and North Central Texas

The East Texas and North Central Texas area assets consist of the Waskom Processing Plant, Harrison Pipeline System, East Harrison Gathering System, the Marshall Line, Woodlawn, the Prism Liquids Pipeline, the McLeod Gathering System, the Hallsville Gathering System, the Darco Gathering System and the East Texas Gathering systems.  The East Texas Gathering systems were sold effective November 1, 2010.

•
Waskom Processing Plant — The Waskom Processing Plant, located in Harrison County in East Texas, currently has 285 MMcfd of processing capacity with full fractionation facilities.  Expansions to the processing plant were completed in March and June of 2007, July of 2008 and June of 2009 increasing the capacity from 150 MMcfd to 285 MMcfd.  An additional expansion is anticipated and currently scheduled to be complete in the fourth quarter of 2011 which will increase the capacity to 320 MMcfd.  In June 2009, the Waskom fractionator was expanded to a capacity of 14,500 barrels per day (“bpd”).  For the years ended December 31, 2010 and 2009, inlet throughput and NGL fractionation averaged approximately 281 and 243 MMcfd and 9,691 and 10,034 bpd, respectively. Prism Gas owns an unconsolidated 50% operating interest in the Waskom Processing Plant with CenterPoint Energy Gas Processing, Inc. owning the remaining 50% non-operating interest. We reflect the results of operations from this facility using the equity method of accounting.

•
Harrison Pipeline System – In January of 2010, as 50% owner and operator of Waskom Gas Processing Company, through Waskom Gas Processing Company’s wholly owned subsidiary Waskom Midstream LLC, we acquired the Harrison Pipeline System, located in Harrison County in East Texas.  The system consisted of gathering pipeline, two 35 MMcfd dew point control plants and various equipment.  In March of 2010 the gas was rerouted to the Waskom Processing Plant which resulted in the shutdown of the two dew point control plants.  This allowed for the sale of one of the plants in 2010 with the expectation of the second plant being sold in the second quarter of 2011.  For the year ended December 31, 2010, the system gathered 37 MMcfd.  We reflect the results of operations from this system using the equity method of accounting.

•
East Harrison Gathering System – The East Harrison Gathering System located in Harrison County in East Texas was acquired in December of 2009.  Prism Gas owns a consolidated 100% interest in this system but leased the system to Waskom Midstream LLC effective March 1, 2010 and as such we reflect the results of operations using the equity method of accounting.  For 2010, volumes transported through the system are included in the Harrison Pipeline System volumes.

•
The Marshall Line — The Marshall Line is a 10” gathering line that Prism Gas began leasing from Kinder Morgan Texas in 2006.  It is located in Harrison County in East Texas.  The Marshall Line gathers gas at intermediate pressure and feeds the Waskom Processing Plant.  Prism Gas owns a consolidated 100% interest in the lease which was assigned to Waskom Midstream LLC effective March 1, 2010 and as such we reflect the results of operations using the equity method of accounting.  For 2010, volumes gathered on the Marshall Line are included in the Harrison Pipeline System volumes.

•
Woodlawn Plant and Gathering System —Woodlawn is a natural gas gathering and processing company which owns integrated gathering and processing assets in East Texas.  Woodlawn’s system consists of natural gas gathering pipe, a condensate transport pipeline and a 30 MMcfd processing plant.  For the years ended December 31, 2010 and 2009, the Woodlawn Gathering System gathered approximately 25 and 24 MMcfd of natural gas, respectively.  Prism owns a consolidated 100% interest in this system.

•
The Prism Liquids Pipeline — The Prism Liquids Pipeline condensate system was formed from the condensate transport pipe obtained in the Woodlawn acquisition.  The system was subsequently extended approximately 10 miles using lateral lines to gather condensate from additional locations.  The pipeline is a common carrier under the Rules and Regulations of the Railroad Commission of Texas, Oil and Gas Division and, as such, operates under a tariff filed with the Railroad Commission of Texas.  The system gathers and transports condensate for producers along the main line which extends south from the Woodlawn Plant to the Carthage Plant operated by DCP Midstream.  For the years ended December 31, 2010 and 2009, the Prism Liquids Pipeline transported 1,278 and 2,190 bpd of condensate, respectively.  Prism owns a consolidated 100% interest in this system.

•
McLeod Gathering System — The McLeod Gathering System, located in East Texas and Northwest Louisiana, is a low-pressure gathering system connected to the Waskom Processing Plant providing processing and blending services for natural gas, with high nitrogen and high liquids content gathered by the system. For the years ended December 31, 2010 and 2009, the McLeod Gathering System gathered approximately 5 and 4 MMcfd of natural gas, respectively. Prism Gas owns a consolidated 100% interest in this system.

•
Hallsville Gathering System — The Hallsville Gathering System, located in Harrison County, Texas, provides gathering and centralized compression for producers in the Oak Hill Field of East Texas.  The system operates at low pressure and redelivers gas to two interstate and three intrastate markets via the Oakhill Gathering System.  For the years ended December 31, 2010 and 2009, the Hallsville Gathering System gathered approximately 13 and 18 MMcfd of natural gas, respectively.  Prism Gas owns a consolidated 100% interest in this system.

•
Darco Gathering System — The Darco Gathering System located in Harrison County, Texas was acquired on November 1, 2010.  The system consists of natural gas gathering pipe, various equipment and intangibles.  The gathering system is tied to the Harrison Pipeline System and to a third party system.  Prism Gas owns a consolidated 100% interest in this system.  For November and December 2010, the Darco Gathering System gathered approximately 28 MMcfd of natural gas.

•
East Texas Gathering System — The East Texas Gathering System, located in Panola County, Texas, is comprised of gathering systems built to gather gas produced in this area to market outlets. Prism Gas sold its 100% interest in these systems effective November 1, 2010.

The natural gas supply for the Waskom Processing Plant, the Harrison Pipeline System, the East Harrison Gathering system, the Marshall Line, the Woodlawn Plant and Gathering System, the McLeod Gathering System, the Hallsville Gathering System and the Darco Gathering System is derived primarily from natural gas wells located in the Cotton Valley and Haynesville formations of East Texas and Northwest Louisiana.

The Cotton Valley formation is one of the largest tight gas plays in the U.S. and extends over fourteen counties in East Texas and into Northwest Louisiana. Prism Gas’ East Texas Operating Area includes assets that provide gathering and processing services to producers in Cass, Gregg, Harrison, Panola and Rusk Counties, Texas and Caddo Parish, Louisiana.  The total number of wells permitted in Prism Gas’ East Texas Operating Area was 934 and 419 in calendar years 2010 and 2009, respectively.  These annual permit numbers include 363 and 200 permits for horizontal wells in 2010 and 2009, respectively.  Improved technology and drilling applications have enhanced the economics of drilling in the Cotton Valley formation; however, in 2009 the economic benefit was more than offset by lower prices and as a result drilling activity declined.  Due to the continuing weakness in natural gas prices, we anticipate that drilling activity in 2011 will stay above the low levels of 2009 but may not reach the 2010 levels.

In 2008, 2009 and 2010, development of the Haynesville Shale began.  The Haynesville Shale is one of the four largest U.S. shale deposits.  One of the largest producers in the Haynesville Shale estimates the formation will ultimately produce over 500 TCF of natural gas and will be among the top 10 natural gas fields in the world.  Haynesville gas contains less natural gas liquids than Cotton Valley gas and as a result, in both 2010 and 2009, the inlet stream to Waskom Processing Plant contained less natural gas liquids than the historical average.

Our primary suppliers of natural gas to the Waskom Processing Plant include BP America Production Company, Centerpoint Energy Gas Transmission Company, Endeavour Pipeline, Inc., Samson Lone Star, LLC and Devon Energy Corporation, which collectively represented approximately 80% of the 281 MMcfd of natural gas supplied in 2010 and approximately 65% of the 243 MMcfd of natural gas supplied for the year ended December 31, 2009. A substantial portion (approximately 22%) of the Waskom Processing Plant’s inlet volumes are derived from production at BP’s Blocker, East Mountain, Carthage and Woodlawn fields in East Texas. Production from these fields is dedicated to the Waskom Processing Plant under a contract with BP for the life of the Waskom partnership.  We receive natural gas at the Waskom Processing Plant from our McLeod Gathering System.  We also receive a significant amount of trucked-in NGLs that are fractionated, treated and stabilized at the Waskom Processing Plant.  In June 2009, we completed construction to expand the fractionator to 14,500 bpd to provide additional capacity for the increase in NGL volumes from the plant expansion that was underway and trucked-in NGL volumes.  In 2010 and 2009, trucked-in NGL volumes decreased along with the decline in drilling activity.  The processing plant was expanded to 285 MMcfd in four phases with the first expansion of 30 MMcfd being completed in March 2007, the second expansion of 70 MMcfd being completed in June 2007, the third phase of 15 MMcfd being completed in July 2008 and the fourth phase of 20 MMcfd being completed in June 2009.  The fifth phase of 35 MMcfd is scheduled to be completed in the fourth quarter of 2011.

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

The processing contracts for the Waskom Processing Plant are primarily percent-of-liquids (“POL”) contracts, in which we retain a portion of the NGLs recovered as a processing fee, percent-of-proceeds (“POP”) contracts in which we retain a portion of both the residue gas and the NGLs as payment for services and straight fee contracts in which we receive a fee for every Mcf of gas delivered to the plant. Currently, approximately 42% of the contracts are POL, 39% of the contracts are fee and 16% of the contracts are POP.  In addition, there is one minor contract for processing on a keep-whole basis.

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

•
Fishhook Gathering System — The Fishhook Gathering System, located in Jefferson County, Texas offshore federal waters, gathers and transports gas in both offshore and onshore areas.   In 2010, volumes were shut in on a significant portion of the system as a pipeline was rerouted in response to a producer platform removal.  For the years ended December 31, 2010 and 2009 approximately 6 and 26 MMcfd of natural gas was gathered and transported on the system, respectively.  Prism Gas owns an unconsolidated 50% non-operating interest in Panther Interstate Pipeline Energy, LLC (“PIPE”), the owner of the Fishhook Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest.  We reflect the results of operations from this system using the equity method of accounting.

•
Matagorda Offshore Gathering System — The Matagorda Offshore Gathering System, located in Matagorda County, Texas and offshore Texas State waters, gathers gas in both the offshore and onshore areas. For both years ended December 31, 2010 and 2009, the system gathered approximately 8 and 10 MMcfd of natural gas, respectively.  Prism Gas owns an unconsolidated 50% non-operating interest in the Matagorda Offshore Gathering System, with Panther Pipeline Ltd. owning the remaining 50% operating interest. We reflect the results of operations from this system using the equity method of accounting.

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

Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities.  These products allow us to leverage the sulfur services segment of our business. Our annual fertilizer and industrial sulfur products sales have grown from approximately 62,000 tons in 1997 to approximately 275,000 tons in 2010 as a result of acquisitions and internal growth.

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

Our Sulfur Services Facilities.

We own 58 railcars and lease approximately 140 railcars equipped to transport molten sulfur. We own the following major marine assets and use them to ship molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal:

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

We lease approximately 59 railcars to transport ammonium thiosulfate.  We own the following manufacturing plants as part of our sulfur services business:

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

Marine Fleet.  We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining and natural gas processing. Our marine transportation system operates coastwise along the Gulf of Mexico and on the United States inland waterway system, primarily between domestic ports along the Gulf of Mexico Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system.  Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Each of our offshore tows consist of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge.

We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids. The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	13	20,000 bbl and under	Asphalt, crude oil, fuel oil, gasoline and sulfur

Inland tank barges	31	20,000 - 30,000 bbl	Asphalt, crude oil, fuel oil and gasoline

Inland push boats	18	800 - 3,800 horsepower	N/A

Offshore tank barges	5	40,000 bbl and 95,000 bbl	Asphalt, fuel oil and NGLs

Offshore tugboats	4	3,200 - 7,200 horsepower	N/A

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

Competition.  We compete primarily with other marine transportation companies. The marine barging industry has experienced significant consolidation in the past few years. The total number of tank barges and push boats that operate in the inland waters of the United States declined from approximately 4,200 in 1982 and has reduced to approximately 3,100 by the end of 2009. We believe the earlier decrease primarily resulted from:

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil packaging facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	building and marketing of sulfur processing equipments;

•	developing an underground natural gas storage facilities in Arcadia, Louisiana and near Delhi, Louisiana;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska.

We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

Ownership

As of March 2, 2011, Martin Resource Management owned an approximate 31.6% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management.  The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $81.7 million, $63.1 and $67.5 million of direct costs and expenses for the twelve months ended December 31, 2010, 2009 and 2008, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010, 2009, and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5, and $2.9 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The omnibus agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

We also use the underground storage facilities owned by Martin Resource Management in our natural gas services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 2.4 million barrels. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.

In the aggregate, our purchases of land transportation services, NGL storage services, and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 14%, 15% and 10% of our total cost of products sold during the years ended December 31, 2010, 2009, and 2008, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations.  We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 10%, 7% and 6% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to Midstream Fuel and Midstream Fuel provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based Tolling Agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Agreements.”

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner's board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction.  If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value located at  an individual location subject to an overall minimum deductible of $2.5 million for all damage caused by the named windstorm.   Our onshore program currently provides $30.0 million per occurrence for named windstorm events .   For non-windstorm events, our deductible applicable to onshore physical damage remains at $0.5 million per occurrence.  Business interruption coverage in connection with a windstorm event is subject to the same $30.0 Million per occurrence and aggregate limit as the property damage coverage and a waiting period of 45 days. For non-windstorm events, our waiting period applicable to business interruption is 30 days.

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

Global Warming and Climate Change.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress is actively considering climate change-related legislation to restrict greenhouse gas emissions.  At least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  The Court's holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs.  New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

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

Oil Pollution Act

The Oil Pollution Act of 1990, as amended (“OPA”) imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages including natural resource damages. Under OPA, vessels and shore facilities handling, storing, or transporting oil are required to develop and implement oil spill response plans, and vessels greater than 300 tons in weight must provide to the United States Coast Guard evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the United States be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out by 2015. We believe we are in substantial compliance with all of the oil spill-related and financial responsibility requirements.

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

Employees

We do not have any employees.  Under our omnibus agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 647 individuals including 38 employees represented by labor unions who provide direct support to our operations as of March 2, 2011.

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

The payment of principal and interest on our indebtedness reduces the cash available for distribution to our unitholders. In addition, we are prohibited by our credit facility from making cash distributions during a default or an event of default under our credit facility or if the payment of a distribution would cause a default or an event of default thereunder. Our leverage and various limitations in our credit facility may reduce our ability to incur additional debt, engage in certain transactions and capitalize on acquisition or other business opportunities that could increase cash flows and distributions to our unitholders.

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

Although the domestic capital markets have shown signs of improvement in recent months, global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, continued high unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed-income markets have experienced periods of extreme volatility, which have negatively impacted market liquidity conditions.

As a result of these conditions, the availability of funds from the credit and capital markets has diminished significantly, and the cost of raising money in the debt and equity capital markets has increased substantially. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers. In addition, lending counterparties under our existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. These conditions have made, and may continue to make, it difficult to obtain funding for our capital needs. Due to these conditions, we cannot be certain that new debt or equity financing will be available on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our growth strategy, meet our obligations as they come due or complete future acquisitions or expansion and maintenance capital projects, any of which could have a material adverse effect on our revenues and results of operations.

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

In addition, we have entered into interest rate protection agreements to manage our interest rate risk exposure by fixing a portion of the interest expense we pay on our long-term debt under our credit facility. There is considerable turmoil in the world economy and banking markets, which could affect whether the counterparties to such interest rate protection agreements are able to honor their agreements. If the counterparties fail to honor their commitments, we could experience higher interest rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if the counterparties fail to honor their commitments, we also may be required to replace such interest rate protection agreements with new interest rate protection agreements, and such replacement interest rate protection agreements may be at higher rates than our current interest rate protection agreements, which could have a material adverse effect on our business, financial condition and results of operations.

Current economic conditions may significantly affect our customers and their ability to make payments to us.

Since 2008, economic conditions in the United States have experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy prices, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment, liquidity concerns and declines in housing prices and house sales. How long these conditions will continue is unclear.

Uncertainty about current economic conditions may adversely affect our customers’ abilities to make payments to us when due. As such, we could see an increase in delayed or uncollected receivables, which may have an adverse effect on our results of operations, cash flow and ability to make distributions to our unitholders.

The impacts of climate-related initiatives at the international, federal and state levels remain uncertain at this time.

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon-compound emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” These include requirements that became effective January 2010 that require petroleum and natural gas facilities that emit more than 25,000 metric tons of carbon dioxide equivalents per year to report their annual emissions of greenhouse gases to the EPA beginning in 2011. In late 2010, the EPA finalized a rule requiring new and modified facilities that will emit greenhouse gases in excess of certain thresholds to obtain construction permits that address their greenhouse gas emissions. In addition, proposed federal, state and regional initiatives could require us to reduce greenhouse gas emissions from our existing facilities. Requirements to reduce greenhouse gas emissions could cause us to incur substantial costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. More broadly, mandates to reduce greenhouse gas emissions and to increase use of renewable fuels could decrease demand for hydrocarbon-based products and energy, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations.

It is expected that climate change legislation will continue to be part of the legislative and regulatory discussion for the foreseeable future. Increased regulation of emissions, especially in the transportation sector, could impose significant additional costs on us and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

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

Our distribution network and operations are primarily concentrated in the Gulf Coast region and along the Mississippi River inland waterway. Weather in these regions is sometimes severe (including tropical storms and hurricanes) and can be a major factor in our day-to-day operations. Our marine transportation operations can be significantly delayed, impaired or postponed by adverse weather conditions, such as fog in the winter and spring months and certain river conditions. Additionally, our marine transportation operations and our assets in the Gulf of Mexico, including our barges, push boats, tugboats and terminals, can be adversely impacted or damaged by hurricanes, tropical storms, tidal waves or other related events. Demand for our lubricants and the diesel fuel we throughput in our terminalling and storage segment can be affected if offshore drilling operations are disrupted by weather in the Gulf of Mexico.

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

Our insurance coverage may not be adequate to protect us from all material expenses related to potential future claims for personal-injury and property damage, including various legal proceedings and litigation resulting from these hazards and risks. If we incur material liabilities that are not covered by insurance, our operating results, cash flow and ability to make distributions to our unitholders could be adversely affected.

Changes in the insurance markets attributable to the September 11, 2001, terrorist attacks and their aftermath may make some types of insurance more difficult or expensive for us to obtain. In addition, changes in the insurance markets attributable to the effects of Hurricanes Katrina, Rita and Ike and their aftermath may make some types of insurance more difficult or expensive for us to obtain. As a result, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to such events. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.

The price volatility of petroleum products and by-products can reduce our liquidity and results of operations and ability to make distributions to our unitholders.

We purchase hydrocarbon products and by-products, such as molten sulfur, sulfur derivatives, fuel oils, LPGs, lubricants, asphalt and other bulk liquids, and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of hydrocarbon products and by-products can be, and has recently been, volatile. Our liquidity and revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. In addition, our liquidity and costs have been adversely affected during periods of increasing prices because of the increased costs associated with our purchase of hydrocarbon products and by-products. Future price volatility could have an adverse impact on our liquidity and results of operations, cash flow and ability to make distributions to our unitholders.

Increasing energy prices could adversely affect our results of operations.

Increasing energy prices, such as those experienced in the past couple of years, could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses, which could adversely affect our results of operations including net income and cash flows. We cannot assure unitholders that we will be able to pass along increased operating expenses to our customers.

Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on us.

Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by activities of other interstate and intrastate pipelines and storage facilities that may expand or construct competing transportation and storage systems. In addition, future pipeline transportation and storage capacity could be constructed in excess of actual demand and with lower fuel requirements, operating and maintenance costs than our facilities, which could reduce the demand for and the rates that we receive for our services in particular areas. Further, natural gas also competes with alternative energy sources available to our customers that are used to generate electricity, such as hydroelectric power, solar, wind, nuclear, coal and fuel oil.

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

The demand for NGL and natural gas is highest in the winter. Therefore, revenue from our natural gas services business is higher in the winter than in other seasons. Our sulfur-based fertilizer products experience an increase in demand during the spring, which increases the revenue generated by this business line in this period compared to other periods. The seasonality of the revenue from these products may cause our results of operations to vary on a quarter-to-quarter basis and thus could cause our cash available for quarterly distributions to fluctuate from period to period.

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

Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations can impose joint and several strict liability, and any failure to comply with environmental laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

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

Due to changes in the political climate as a result of the outcome of recent state elections and the Congressional election in the United States, we cannot predict with any certainty the nature and extent of the changes in federal, state and local laws, regulations and policy we will face, or the effect of such elections on any pending legislation. Any increased regulation, new policy initiatives, increased taxes or any other changes in federal law may have an adverse effect on our business, financial condition and results of operations.

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

The requirements that our vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard and the application of United States labor and tax laws significantly increase the costs of United States flagged vessels when compared with foreign-flagged vessels. During the past several years, certain interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes reserved for United States flagged vessels under the Jones Act and cargo preference laws. If the Jones Act were to be modified to permit foreign competition that would not be subject to the same United States government imposed costs, we may need to lower the prices we charge for our services in order to compete with foreign competitors, which would adversely affect our cash flow and ability to make distributions to our unitholders. Following Hurricane Katrina and again after Hurricane Rita, emergency suspensions of the Jones Act were effectuated by the United States government. The last suspension ended on October 24, 2005. Future suspensions of the Jones Act or other similar actions could result in similar consequences.

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

The OPA 90 provides for the phase out of single-hull vessels and the phase-in of the exclusive operation of double-hull tank vessels in U.S. waters for barges that carry petroleum products that are regulated under OPA. Under OPA, substantially all tank vessels that do not have double hulls will be phased out by 2015 and will not be permitted to enter U.S. ports or trade in U.S. waters. The phase-out dates vary based on the age of the vessel and other factors. All but one of our offshore tank barges are double-hull vessels that have no phase out date. We have five single-hull barges that will be phased out of the petroleum product trade by the year 2015. The phase out of these single-hull vessels in accordance with OPA may require us to make substantial capital expenditures, which could adversely affect our operations and market position and reduce our cash available for distribution.

Our profitability is dependent upon prices and market demand for natural gas and NGLs, which are beyond our control and have been volatile.

We are subject to significant risks due to fluctuations in commodity prices. These risks relate primarily to: (1) the purchase of certain volumes of natural gas at a price that is a percentage of a relevant index and (2) certain processing contracts for Prism Gas whereby we are exposed to natural gas and NGL commodity price risks.

The margins we realize from purchasing and selling a portion of the natural gas that we transport through our pipeline systems decrease in periods of low natural gas prices because our gross margins are based on a percentage of the index price. For the years ended December 31, 2010, and 2009, Prism Gas purchased approximately 18% and 19%, respectively, of our gas at a percentage of relevant index. Accordingly, a decline in the price of natural gas could have an adverse impact on our results of operations.

In the past, the prices of natural gas and NGLs have been extremely volatile and we expect this volatility to continue. For example, in 2009, the spot price of Henry Hub natural gas ranged from a high of $6.10 per MMBtu to a low of $1.84 per MMBtu. In 2010, the same price ranged from $7.51 per MMBtu to $3.18 per MMBtu. On December 31, 2010, the spot price was $4.22 per MMBtu.

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

Our commodity hedging activities may have a material adverse effect on our earnings, profitability, liquidity, cash flows and financial condition.

As of December 31, 2010, Prism Gas has hedged approximately 37% and 10% of its commodity risk by volume for 2011 and 2012, respectively.  As of March 2, 2011, Prism Gas has hedged approximately 45% and 14% of its commodity risk by volume for 2011 and 2012, respectively.

These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. We anticipate entering into additional hedges in 2011 and beyond to further reduce our exposure to commodity price movements. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.

We entered into these derivative transactions with investment grade banks. While we anticipate that future derivative transactions will be entered into with investment grade counterparties, and that we will actively monitor the credit rating of such counterparties, it is nevertheless possible that losses will result from counterparty credit risk in the future.

Management will continue to evaluate whether to enter into any new hedging arrangements, but there can be no assurance that we will enter into any new hedging arrangements or that our future hedging arrangements will be on terms similar to our existing hedging arrangements. Also, we may seek in the future to further limit our exposure to changes in natural gas, NGL and condensate commodity prices, and we may seek to limit our exposure to changes in interest rates by using financial derivative instruments and other hedging mechanisms from time to time. To the extent we hedge our commodity price and interest rate risk we may forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.

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

Our interest rate swap activities may have a material adverse effect on our earnings, profitability, liquidity, cash flows and financial condition.

We are subject to interest rate risks associated with interest rate swap agreements related to our Senior Notes.  Pursuant to the terms of these interest rate swap agreements, we pay a variable rate interest payment based on the three-month LIBOR and receive a fixed rate. The risk associated with these interest rate swaps exposes us to an increase in interest rates which would result in an increase in interest expense and a corresponding decrease in net income.  For additional information regarding our interest rate swap activities, please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

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

Other state and local regulations also affect our business. Our gathering lines are subject to ratable-take and common-purchaser statutes in Louisiana and Texas. Ratable-take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the rates, terms and conditions of a gathering line providing transportation service.

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

Martin Resource Management through its subsidiaries currently holds 889,444 subordinated units and 5,703,823 common units. The subordinated units will have no distribution rights until February 2012. At the end of such second anniversary, the subordinated units will automatically convert to common units, having the same distribution rights as existing common units.

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

Unitholders have less power to elect or remove management of our general partner than holders of common stock in a corporation. It is unlikely that our common unitholders will have sufficient voting power to elect or remove our general partner without the consent of Martin Resource Management and its affiliates.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Martin Resource Management owns an approximate 31.6% limited partnership interest in us. Therefore, it is unlikely that our general partner would be removed involuntarily without the consent of one or more affiliates of our general partner.

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

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. The holder of one of our common units could be held liable in some circumstances for our obligations to the same extent as a general partner if a court were to determine that:

•	we had been conducting business in any state without compliance with the applicable limited partnership statute or

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

•	provides that our general partner is entitled to make other decisions in its “reasonable discretion,” which may reduce the obligations to which our general partner would otherwise be held;

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes–Oxley Act could have a material adverse effect on our unit price.

In order to comply with Section 404 of the Sarbanes–Oxley Act, we periodically document and test our internal control procedures. Section 404 of the Sarbanes–Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting addressing these assessments. During the course of our testing we may identify deficiencies, which we may not be able to address in time to meet the deadline imposed by the Sarbanes–Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes–Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the price of our common units.

Risks Relating to Our Relationship with Martin Resource Management

Existing litigation between Ruben Martin and Scott Martin and related parties concerning the ownership, management and operation of Martin Resource Management, the owner of our General Partner, could adversely affect us.

There are several pending lawsuits between Ruben Martin, the President, Chief Executive Officer and member of the board of directors of our General Partner, and Scott Martin, who is Ruben Martin’s brother, and related parties concerning the ownership, management and operation of Martin Resource Management, the owner of our General Partner. We are not a party to any of those lawsuits and they do not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against our directors, officers or employees with respect to their service to us. The existence of those lawsuits, however, including any ultimate outcomes that might be deemed negative to us or our existing management team could adversely affect our ability to access capital markets or obtain additional credit or negatively impact our business, results of operations and/or ability to make distributions to our unitholders. Any similar effects from such litigation on Martin Resource Management or its existing management team could also adversely affect us.

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

As of March 2, 2011, Martin Resource Management owns an approximate 31.6% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the omnibus agreement, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. In order for us to be classified as a partnership for U.S. federal income tax purposes, more than 90% of our gross income each year must be “qualifying income” under Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). “Qualifying income” includes income and gains derived from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Thus, “qualifying income” includes income from providing marine transportation services to customers with respect to crude oil, natural gas and certain products thereof but does not include rental income from leasing vessels to customers. The recent decision of the United States Court of Appeals for the Fifth Circuit in Tidewater Inc. v. United States, 565 F.3d 299 (5th Cir. April 13, 2009) held that marine time charter agreements are “leases” that generate rental income for purposes of a foreign sales corporation provision of the Code.

After the Tidewater decision, there was some uncertainty regarding the status of a significant portion of our income as “qualifying income” and, thus, whether we were classified as a partnership for federal income tax purposes. As a result of the Tidewater decision, we requested and obtained a favorable private letter ruling from the U.S. Internal Revenue Service (“IRS”) to confirm that gross income from our marine time charter agreements constitutes “qualifying income” under Section 7704 of the Internal Revenue Code. Additionally, after receiving such private letter ruling from the IRS, the IRS issued Action on Decision 2010-01 I.R.B. 2010-22 on May 17, 2010, stating that the IRS disagreed and did not acquiesce with the Fifth Circuit’s analysis and application of specific factors in the Tidewater case and took the position that time charters should be treated as service contracts and not leases.

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

If we were treated as a corporation for federal income tax purposes, we would owe federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely owe state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be reduced. Treatment of us as a corporation would result in a reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a reduction in the value of the common units.

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

There are limits on the deductibility of our losses that may adversely affect our unitholders.

There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In cases when our unitholders are subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules and the prohibition against loss allocations in excess of the unitholder’s tax basis in its units.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for United States federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code Section 7704(d) and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing United States tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year.  For purposes of determining whether the 50% threshold is met, multiple sales of the same units are counted only once. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby, if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be allowed to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed Treasury regulations do not specifically authorize the use of the proration method we have adopted. Therefore, the use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to the foregoing, as a result of a routine inspection by the U.S. Coast Guard of our tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, we were informed that an investigation was commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78 during the fourth quarter of 2007.  We cooperated with the investigation and no formal charges, fines and/or penalties have been asserted against us.   Counsel representing us in this matter has informed us that the investigation is now finished and the matter has been closed.

Item 4.	Reserved

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are traded on the NASDAQ under the symbol “MMLP.” As of March 2, 2011 there were approximately 19 holders of record and approximately 16,468 beneficial owners of our common units.  In addition, as of that date there were 889,444 subordinated units representing limited partner interests outstanding.  All of the subordinated units are held by Martin Resource Management through a subsidiary.  There is no established public trading market for our subordinated units.  The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for the NASDAQ and cash distributions declared per common and subordinated units during those periods:

Fiscal 2010:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated1
March 31, 2010	$34.25	$29.34	$0.750	$—
June 30, 2010	$32.45	$27.00	$0.750	$—
September 30, 2010	$33.87	$28.78	$0.750	$—
December 31, 2010	$39.37	$32.85	$0.760	$—

Fiscal 2009:

	Common Units		Distributions Declared per Unit
Quarters Ended	High	Low	Common	Subordinated1
March 31, 2009	$21.00	$14.89	$0.750	$0.750
June 30, 2009	$21.96	$17.33	$0.750	$0.750
September 30, 2009	$28.50	$20.70	$0.750	$0.750
December 31, 2009	$31.69	$26.02	$0.750	$0.750

1  All of our original 4,253,362 subordinated units which were issued upon the formation of the Partnership and subsequently converted into common units on a one-for-one basis received distributions prior to their conversion.  The 889,444 subordinated units issued in connection with the acquisition of the Cross assets will not receive cash distributions until February 2012, the first distribution paid after they automatically convert into common units in November 2011.

On March 1, 2011, the last reported sales price of our common units as reported on the NASDAQ was $38.93 per unit.

In February 2011, in connection with our public offering of 1,874,500 common units our general partner contributed $1.5 million in cash to us in order to maintain its 2% general partner interest in us.

In August 2010, we completed a public offering of 1,000,000 common units.  We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering.   As a result of these simultaneous transactions, our general partner was not required to contribute cash to us in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.

In February 2010, in connection with our public offering of 1,650,000 common units, our general partner contributed $1.1 million in cash to us in order to maintain its 2% general partner interest in us.

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

Our ability to distribute available cash is contractually restricted by the terms of our credit facility.  Our credit facility contains covenants requiring us to maintain certain financial ratios.  We are prohibited from making any distributions to unitholders if the distribution would cause a default or an event of default, or a default or an event of default exists, under our credit facility.  Please read “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Credit Facility.”

Item 6.	Selected Financial Data

The following table sets forth selected financial data and other operating data of Martin Midstream Partners L.P. for the years ended December 31, 2010, 2009, 2008, 2007 and 2006  is derived from the audited consolidated financial statements of Martin Midstream Partners L.P.

The following selected financial data are qualified by reference to and should be read in conjunction with our Consolidated and Combined Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	2010	2009	2008	2007	2006
	(Dollars in thousands, except per unit amounts)
Income Statement Data:
Revenues	$912,118	$662,385	$1,246,444	$804,327	$576,384

Cost of product sold	693,902	457,259	1,013,526	618,689	459,170
Operating expenses	116,402	117,438	126,808	104,165	65,387
Selling, general, and administrative	21,118	19,775	19,062	13,918	10,977
Depreciation and amortization	40,656	39,506	34,893	26,323	17,597
Total costs and expenses	872,078	633,978	1,194,289	763,095	553,131
Other operating income	136	6,013	209	703	3,356
Operating income	40,176	34,420	52,364	41,935	26,609

Equity in earnings of unconsolidated entities	9,792	7,044	13,224	10,941	8,547
Interest expense	(33,716)	(18,995)	(21,433)	(15,125)	(12,466)
Debt prepayment premium	—	—	—	—	(1,160)
Other, net	287	326	801	405	713
Income before income taxes	16,539	22,795	44,956	38,156	22,243
Income taxes	517	592	1,398	5,595	—
Net income	$16,022	$22,203	$43,558	$32,561	$22,243

Net income per limited partner unit	$0.63	$1.17	$2.72	$1.67	$1.69
Weighted average limited partner units	17,525,089	14,680,807	14,529,826	14,018,799	12,602,000

Balance Sheet Data (at Period End):

Total assets	$785,478	$685,939	$706,322	$656,604	$457,461
Due to affiliates	6,957	13,810	23,085	17,119	10,474
Long-term debt	372,862	304,372	295,000	225,000	174,021
Partner’s capital (owner’s equity)	274,806	264,951	246,379	246,765	198,525

Cash Flow Data:

Net cash flow provided by (used in):
Operating activities	37,518	47,592	86,340	61,209	39,317
Investing activities	(81,318)	(14,675)	(106,621)	(130,295)	(95,098)
Financing activities	49,224	(34,944)	24,151	69,896	52,991

Other Financial Data:

Maintenance capital expenditures	4,653	7,601	17,998	11,955	12,391
Expansion capital expenditures	12,367	28,572	89,435	109,474	78,267
Total capital expenditures	$17,020	$36,173	$107,433	$121,429	$90,658

Cash dividends per common unit (in dollars)	$3.00	$3.00	$2.91	$2.60	$2.44

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed above in “Item 1A. Risk Factors − Risks Related to our Business”.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of hydrocarbon products and by-products and other bulk liquids.  As of March 2, 2011, Martin Resource Management owns an approximate 31.6% limited partnership interest in us. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest and incentive distribution rights in us.

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

2010 Developments and Subsequent Events

Global financial markets and economic conditions have been, and continue to be volatile. Numerous events have restricted current liquidity in the capital markets throughout the United States and around the world.  One of the features driving investment in master limited partnerships, including us, has been the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities have been, and may be further constrained by a lack of liquidity in the financial markets.  During much of 2010 the financial markets were available to us.  As such, we were able to issue senior unsecured long-term debt in the first quarter 2010 and equity in both the first and third quarters of 2010.  Additionally, as discussed in the Subsequent Events section within this item, we were able to issue equity in February 2011 for the purpose of reducing outstanding indebtedness under our credit facility.

Conditions in our industry continued to be challenging throughout 2010.  For example:

•
The general decline in drilling activity by gas producers in our areas of operations in Northeast Texas which began during the fourth quarter of 2008 as a result of the global economic crisis continues.   Several gas producers in our areas of operation have substantially reduced drilling activity during 2009 and 2010 as compared to their drilling levels during 2008.

•
Coupled with the general decline in drilling activity is the federal government’s enhanced safety regulations and inspection requirements as it relates to deep-water drilling in the Gulf of Mexico.  On October 12, 2010, the United States Government lifted the moratorium on deep water permitting and drilling.  However, these enhanced safety regulations and inspection requirements of the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) continue to provide uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico Outer Continental Shelf (OCS).

•
The decline in the demand for marine transportation services based on decreased refinery production resulted in an oversupply of equipment which was partially offset by the marine transportation services required in the efforts to clean up the BP oil spill in the Gulf of Mexico.

Despite the reduced drilling activity and the decline in the demand for marine transportation services, we are positioning ourselves to benefit from a recovering economy. In particular:

•
We adjusted our business strategy for 2009 and 2010 to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling costs.  We reduced our capital expenditures in 2009, but increased them in 2010 based on our capital raised in both the debt and equity markets during the year.

•	We continue to evaluate opportunities to enter into commodity hedging transactions to further reduce our commodity price risk.

•
We completed the disposition of certain non-strategic assets including the April 2009 sale of the Mont Belvieu Railcar Unloading Facility for $19.6 million, and we may consider marketing certain other non-strategic assets in the future.

•
Our near-term financial focus is to ensure that we have appropriate levels of liquidity to fund our growth programs and potentially increase the distribution rate to our unitholders.  The uncertain economic environment of recent years and ongoing litigation at Martin Resource Management created a challenge in obtaining such liquidity.  However, in the past year we have had access to the capital markets and now have appropriate levels of liquidity and operating cash flows to adequately fund our growth.

Recent Acquisitions

Acquisition of the Darco Gathering System.  On November 12, 2010, we, through our wholly owned subsidiary, Prism Gas, acquired approximately 20 miles of natural gas gathering pipeline and various equipment located in Harrison County, Texas for approximately $25.0 million.  We financed this acquisition with borrowings under our revolving loan facility.

Acquisition by Waskom of the Harrison Pipeline System.  On January 15, 2010, we, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System.  Our share of the acquisition cost is approximately $20.0 million.

Other Developments

Public Offerings.   On August 17, 2010, we completed a public offering of 1.0 million common units, resulting in net proceeds of approximately $28.1 million after payment of underwriters’ discounts.  We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering.   Martin Resource Management reimbursed us for our payments of commissions and offering expenses.   As a result of these transactions, our general partner was not required to contribute cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.

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

Debt Financing Activities.  Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40.0 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions and (viii) adjust the financial covenants.     For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Credit Facility” within this Item.

On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 (“2018 Notes”) to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility.  Pursuant to the terms of a registration rights agreement entered into in connection with the offering of the 2018 Notes, we filed an exchange offer registration statement with the SEC on September 16, 2010 with respect to an offer to exchange the 2018 Notes for registered notes with substantially identical terms.  The registration statement was declared effective by the SEC and the exchange offer was completed in the fourth quarter of 2010.

Subsequent Events

Public Offering.  On February 9, 2011, we completed a public offering of 1,874,500 common units,  our general partner contributed $1.5 million in cash to in order to maintain its 2% general partner interest in us

Acquisition of Certain Terminalling Assets.  On January 31, 2011, we acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36.5 million.  The net book value of the acquired assets was recorded in property, plant and equipment.  These assets are located across the Louisiana Gulf Coast. This acquisition was funded by borrowings under our revolving loan facility.

Quarterly Distribution.  On January 24, 2011, we declared a quarterly cash distribution of $0.76 per common unit for the fourth quarter of 2010, or $3.04 per common unit on an annualized basis, to be paid on February 14, 2011 to unitholders of record as of February 3, 2011, reflecting a $0.01 increase over the quarterly distribution paid in respect to the third quarter of 2010.

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

Derivatives

All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of December 31, 2010, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.

Product Exchanges

We enter into product exchange agreements with third parties whereby we agree to exchange natural gas liquids (“NGLs”) and sulfur with third parties. We record the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market. Cost is determined using the first-in, first-out method.  Revenue and costs related to product exchanges are recorded on a gross basis.

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

Sulfur services – Revenue is recognized when the customer takes title to the product at our plant or the customer facility.

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

We have performed the annual impairment tests as of September 30, 2010, September 30, 2009, and September 30, 2008, and we have determined fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method, and (iii) the guideline transaction method.  At September 30, 2010, 2009 and 2008 the estimated fair value of each of our four reporting units was in excess of its carrying value resulting in no impairment.

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

No such triggering events occurred that would cause us to perform an impairment test at either December 31, 2010 or 2009.

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

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under an omnibus agreement.  In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5 and $2.9 million, respectively, reflecting our allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Results of Operations

The results of operations for the twelve months ended December 31, 2010, 2009 and 2008 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the twelve months ended December 31, 2010, 2009 and 2008.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year ended December 31, 2010:
Terminalling and storage	$119,270	$(4,354)	$114,916	$16,032	$(1,776)	$14,256
Natural gas services	554,482	—	554,482	4,652	964	5,616
Sulfur services	165,078	—	165,078	15,886	4,280	20,166
Marine transportation	82,635	(4,993)	77,642	9,992	(3,468)	6,524
Indirect selling, general and administrative	—	—	—	(6,386)	—	(6,386)

Total	$921,465	$(9,347)	$912,118	$40,176	$—	$40,176

Year ended December 31, 2009:
Terminalling and storage	$109,513	$(4,219)	$105,294	$20,231	$(2,332)	$17,899
Natural gas services	408,989	(7)	408,982	4,880	786	5,666
Sulfur services	79,631	(2)	79,629	9,575	4,201	13,776
Marine transportation	72,103	(3,623)	68,480	5,811	(2,655)	3,156
Indirect selling, general and administrative	—	—	—	(6,077)	—	(6,077)

Total	$670,236	$(7,851)	$662,385	$34,420	$—	$34,420

Year ended December 31, 2008:
Terminalling and storage	$122,960	$(4,189)	$118,771	$15,034	$(3,635)	$11,399
Natural gas services	679,375	—	679,375	2,780	945	3,725
Sulfur services	372,987	(1,038)	371,949	31,956	5,224	37,180
Marine transportation	80,059	(3,710)	76,349	8,104	(2,534)	5,570
Indirect selling, general and administrative	—	—	—	(5,510)	—	(5,510)

Total	$1,255,381	$(8,937)	$1,246,444	$52,364	$—	$52,364
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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Our total revenues before eliminations were $921.5 million for the year ended December 31, 2010 compared to $670.2 million for the year ended December 31, 2009, an increase of $251.3 million, or 37%.  Our operating income before eliminations was $40.2 million for the year ended December 31, 2010 compared to $34.4 million for the year ended December 31, 2009, an increase of $5.8 million, or 17%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Years Ended December 31,
	2010	2009
	(In thousands)
Revenues:
Services	$71,471	$73,885
Products	47,799	35,628
Total Revenues	119,270	109,513
Cost of products sold	44,549	31,331
Operating expenses	41,857	45,783
Selling, general and administrative expenses	426	1,955
Depreciation and amortization	16,650	15,717
	15,788	14,727
Other operating income (loss)	244	5,504
Operating income	$16,032	$20,231

Revenues.  Our terminalling and storage revenues increased $9.8 million, or 9%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Service revenue decreased $2.4 million compared to the prior year period.  This decrease is primarily due to the historical Cross refining margin included in the recast 2009 historical revenues exceeding the contractual tolling fee for feedstock processing received in 2010 of $4.7 million.  This decrease was offset by an increase in activities at terminals of $2.3 million.   Product revenue increased $12.2 million compared to the prior year period.  Of this increase, $10.1 million was due to a 13% increase in average selling price and an 18% increase in sales volumes at our Mega Lubricants facility.  Additionally, $7.5 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement during the third quarter of 2010.  These increases were partially offset by a $5.4 million decrease due to the sale of our traditional lubricant business including inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals.

Cost of products sold.  Our cost of products sold increased $13.2 million, or 42% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Of this increase, $10.1 million was due to an 18% increase in average cost of product and a 18% increase in sales volumes at our Mega Lubricants facility and $6.7 million of this increase was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement during the third quarter of 2010.  The remaining $1.0 million increase was due to the increase in consigned marine delivery expenses.  These increases were partially offset by a $4.6 million decrease due to the sale of our traditional lubricant business including inventory to Martin Resource Management in April 2009 in return for a service fee for lubricant volumes moved through our terminals

Operating expenses.  Operating expenses decreased $3.9 million, or 9%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This decrease was primarily the result of a reduction of the historical level of expenses attributable to the Cross assets of $4.6 million. This decrease was offset by an increase in salaries and burden of $0.7 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million, or 78% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This decrease was primarily a result of the historical level of expenses attributable to the Cross assets.

Depreciation and amortization.  Depreciation and amortization increased $0.9 million, or 6%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was primarily a result of our recent acquisitions and capital expenditures.

Other operating income (loss). Other operating income for the year ended December 31, 2010 consisted primarily of gains and losses on the disposal of assets.  Other operating income for the year ended December 31, 2009 consisted primarily of a gain on the sale of our Mont Belvieu terminal on April 30, 2009.

In summary, terminalling and storage operating income decreased $4.2 million, or 21%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Years Ended December 31,
	2010	2009
	(In thousands)
Revenues:
NGLs	$501,919	$384,124
Natural gas	46,812	20,334
Non-cash mark to market and impairment adjustments of commodity derivatives	253	(2,490)
Gain (loss) on cash settlements of commodity derivatives	582	3,273
Other operating fees	4,916	3,748
Total revenues	554,482	408,989

Cost of products sold:
NGLs	482,231	364,350
Natural gas	46,187	19,261
Total cost of products sold	528,418	383,611

Operating expenses	7,689	8,627
Selling, general and administrative expenses	8,588	7,332
Depreciation and amortization	5,023	4,527
	4,764	4,892
Other operating income	(112)	(12)
Operating income	$4,652	$4,880

NGLs Volumes (Bbls)	9,730	9,880
Natural Gas Volumes (Mmbtu)	11,390	6,155

*Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$9,792	$7,044

Waskom:
Plant Inlet Volumes (MMcfd)	281	243
Frac Volumes (Bbls/d)	9,691	10,034

Revenues. Our natural gas services revenues increased $145.5 million, or 36% for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to higher commodity prices.

For the year ended December 31, 2010, NGL revenues increased $117.8 million, or 31% and natural gas revenues increased $26.5 million, or 130%.  During 2010, our NGL average sales price per barrel increased $12.71 or 33% and our natural gas average sales price per Mmbtu increased $0.81, or 24% compared to the same period in 2009.  NGL sales volumes for the year remained relatively consistent and natural gas volumes increased 85% compared to the same period of 2009.  The increase in natural gas volumes is primarily due to the Waskom plant shutdown in second quarter 2009 and the acquisition by Waskom Midstream LLC of the Harrison Gathering system in first quarter 2010.

Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs.  This activity is referred to as price risk management.  For the year ended December 31, 2010, 44% of our total natural gas volumes and 41% of our total NGL volumes were hedged as compared to 54% and 35%, respectively in 2009. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.8 million for 2010 compared to an increase of $0.8 million in the same period of 2009.

Costs of product sold.  Our cost of products increased $144.8 million, or 38%, for the year ended December 31, 2010 compared to the same period in 2009.  Of the increase, $117.9 million relates to NGLs and $26.9 million relates to natural gas.  Our NGL per barrel margins remained relatively consistent compared to the same period in 2009.  The percentage increase relating to natural gas cost of products sold is greater than the percentage increase in natural gas revenues which caused our Mmbtu margins to decrease by 68%.  This is primarily a result of operational issues whereby certain gas volumes are not currently being processed resulting in lower margins.

Operating expenses.  Operating expenses decreased $0.9 million, or 11% for the year ended December 31, 2010 compared to the same period of 2009.  This decrease was primarily a result of the Marshall Pipeline lease being assigned to Waskom Gas Processing in 2010 ($0.6 million).  In addition, we saw a decrease in large compressor maintenance $0.3 million in 2010 as compared to 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.3 million, or 17% for the year ended December 31, 2010 compared to the same period of 2009.  This increase was primarily a result of increased acquisition costs associated with the Waskom Midstream LLC acquisition ($1.0 million), offset by a reduction in audit related expenses for Waskom Gas Processing Company ($0.2 million).  Additionally, the increase is attributed to the write-off of an uncollectible customer receivable ($0.5 million).

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 11%, for the year ended December 31, 2010 compared to the same period of 2009.  This increase was primarily a result of normal capital expenditure activity during the current year.

In summary, our natural gas services operating income decreased $0.2 million, or 5%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Years Ended December 31,
	2010	2009
	(In thousands)
Revenues	$165,078	$79,631
Cost of products sold	122,483	43,748
Operating expenses	17,013	17,113
Selling, general and administrative expenses	3,422	3,449
Depreciation and amortization	6,262	6,151
	15,898	9,170
Other operating income	(12)	405
Operating income	$15,886	$9,575

Sulfur (long tons)	1,129.2	1,107.5
Fertilizer (long tons)	274.9	238.0
Sulfur Services Volumes (long tons)	1,404.1	1,345.5

Revenues.  Our sulfur services revenues increased $85.4 million, or 107%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was a result of higher market prices in 2010 compared to 2009.

Cost of products sold.  Our cost of products sold increased $78.8 million, or 180%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was directly related to the increased price of our raw materials in 2010 compared to 2009.  Our overall gross margin per ton increased from $26.66 in 2009 to $30.34 in 2010.

Operating expenses.  Our operating expenses decreased $0.1 million, or 1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This decrease was a result of decreased costs relating to fuel prices for marine transportation of our sulfur products.

Selling, general, and administrative expenses.  Our selling, general, and administrative expenses increased less than $0.1 million, or 1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Depreciation and amortization.  Depreciation and amortization increased $0.1 million, or 2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was primarily a result of normal capital expenditure activity during the current year.

In summary, our sulfur services operating income increased $6.3 million, or 66%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Years Ended December 31,
	2010	2009
	(In thousands)
Revenues	$82,635	$72,103
Operating expenses	57,642	52,335
Selling, general and administrative expenses	2,296	962
Depreciation and amortization	12,721	13,111
	9,976	5,695
Other operating income	16	116
Operating income	$9,992	$5,811

Revenues.  Our marine transportation revenues increased $10.5 million, or 15%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Our offshore revenues increased $7.7 million primarily due to increased utilization of the offshore fleet in 2010. Our inland marine operations increased $2.8 million primarily due to an increase in inland freight revenue of $1.5 million.  This increase was primarily a result of an increased utilization of the inland fleet, which was offset by decreased day rates in 2010.  The remaining $1.3 million increase was due to an increase in ancillary revenues which consisted primarily of fuel and tankerman services.

Operating expenses.  Operating expenses increased $5.3 million, or 10%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This was primarily a result of an increase in barge leases of $4.6 million and an increase in wages and burden costs of $1.1 million.  These increases were offset by a decrease in repairs and maintenance expenses of $0.7 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.3 million, or 139% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This increase was primarily a result of bad debt in 2010.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This decrease was primarily a result of equipment disposals offset by capital expenditures made in the last 12 months.
Other operating income.  Other operating income for the year ended December 31, 2010 and the year ended December 31, 2009 consisted of gains and losses on the disposal of assets.

In summary, our marine transportation operating income increased $4.2 million, or 72%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Equity in Earnings of Unconsolidated Entities

For the years ended December 31, 2010 and 2009, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom Gas Processing Company (“Waskom”), Matagorda, PIPE and BCP.  With respect to BCP, the lease contract terminated in June 2009, and, as such, the investment was fully amortized as of June 30, 2009.

Equity in earnings of unconsolidated entities was $9.8 million for the year ended December 31, 2010, compared to $7.0 million for the year ended December 31, 2009, an increase of $2.8 million.  This increase is a result of several factors including the acquisition by Waskom Midstream LLC of the Harrison Gathering system  on January 1, 2010 and the Waskom plant and fractionator expansion completed at the end of the second quarter of 2009.

Interest Expense

Our interest expense for all operations was $33.8 million for 2010 compared to $19.0 million for 2009, an increase of $14.8 million, or 78%.   This increase was primarily due to an increase in average debt outstanding and an increase in the average interest rates paid on the indebtedness throughout 2010 compared to 2009.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $6.4 million for 2010 compared to $6.1 million for 2009, an increase of $0.3 million or 5%.

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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010 and 2009, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8 and $3.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.0 million, or 39%,  for the year ended December 31, 2009 compared to the same period of 2008.  This increase was primarily a result of increased salary expenses due to increased headcount and compensation increases of $1.6 million and an increase in expense related to uncollectible accounts receivable of $0.4 million.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  During the year ended December 31, 2010, we completed several transactions that have improved our liquidity position.  We received net proceeds of $197.2 million from a private placement of senior notes and $50.5 million from a public offering of common units.  We received net proceeds of $28.1 million from a public offering of common units which did not improve our liquidity position as we redeemed common units owned by Martin Resource Management.  Additionally, we made certain strategic amendments to our credit facility.

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

On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 (“2018 Notes”) to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility.  Pursuant to the terms of a registration rights agreement entered into in connection with the offering of the 2018 Notes, we filed an exchange offer registration statement with the SEC on September 16, 2010 with respect to an offer to exchange the 2018 Notes for registered notes with substantially identical terms.  The registration statement was declared effective by the SEC and the exchange offer was completed in the fourth quarter of 2010.

For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Senior Notes” within this Item.

Equity Offerings

On February 9, 2011, we completed a public offering of 1,874,500 common units, resulting in net proceeds of $70.7 million after payment of underwriters’ discounts, commissions and offering expenses.  Our general partner contributed $1.5 million in cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us.  The net proceeds were used to pay down revolving debt under our credit facility.

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

Due to restrictions on liquidity within the capital markets and the existing litigation at Martin Resource Management our ability to access the capital markets in the future may be constrained. Our near-term focus is to ensure we have sufficient liquidity to fund our growth programs, while continuing the present distribution rate to our unitholders. The uncertain economic environment and the existing litigation at Martin Resource Management has created a challenging operating environment for us to maintain our liquidity and operating cash flows at levels consistent with the recent past while maintaining the present distribution rate to our unitholders. We continue to evaluate our liquidity and capital resources and we have and will continue to consider sales of non-essential assets and other available options for additional liquidity.  For example, in the second quarter of 2009 we sold the assets comprising the Mont Belvieu railcar unloading facility to Enterprise Products Operating LLC.  See Note 16 to our Financial Statements — Gain on Disposal of Assets.

Within the constraints noted above, we intend to move forward with our commercially supported internal growth projects. We may revise the timing and scope of other projects as necessary to adapt to existing economic, capital market and litigation conditions affecting us.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  For example, the impact of the uncertain economic environment may significantly affect our customers, including their ability to satisfy receivables to us on a timely basis.  Please read “Item 1A.  Risk Factors – Risks Related to Our Business” for a discussion of such risks.

Cash Flows and Capital Expenditures

In 2010, cash increased $5.4 million as a result of $37.5 million provided by operating activities, $81.3 million used in investing activities and $49.2 million provided by financing activities.  In 2009, cash decreased $2.0 million as a result of $47.6 million provided by operating activities, $14.7 million used in investing activities and $34.9 million used in financing activities.   In 2008, cash increased $3.9 million as a result of $86.3 million provided by operating activities, $106.6 million used in investing activities and $24.2 million provided by financing activities.

For 2010, our investing activities of $81.3 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships.  Our investment in unconsolidated partnerships helped to fund $1.2 million and $3.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2010, respectively.  For 2009, our investing activities of $14.7 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships.  Our investment in unconsolidated partnerships helped to fund $0.4 million and $3.8 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2009, respectively.  For 2008, our investing activities of $106.6 million consisted primarily of capital expenditures, acquisitions, proceeds from sale of property, insurance proceeds from involuntary conversion of property, plant and equipment, and investments in and returns of investments from unconsolidated partnerships.  Our investment in unconsolidated partnerships helped to fund $0.9 million and $5.2 million in expansion capital expenditures made by these unconsolidated entities for the fourth quarter and year ended December 31, 2008, respectively.

For 2010, 2009 and 2008 our capital expenditures for property and equipment were $17.0 million, $44.1 million, and $107.4 million, respectively.

As to each period:

•
In 2010, we spent $12.3 million for expansion and $4.7 million for maintenance (including $1.2 million for maintenance in the fourth quarter of 2010).  Our expansion capital expenditures were made in connection with marine vessel conversions, construction projects associated with our terminalling and sulfur services businesses.  Our maintenance capital expenditures were primarily made in our terminalling and sulfur services divisions for routine operating equipment improvements.

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

In 2010, our financing activities consisted of payments of long-term debt under our credit facilities and senior notes of $442.0 million and borrowings of long-term debt under our credit facilities of $503.9 million, cash distributions paid to common and subordinated unitholders of $56.7 million, purchase of treasury units of $0.1 million and payments of debt issuance costs of $7.5 million.  Additional financing activities consisted of contributions of $1.1 million from our general partner to maintain its 2% general partner interest, net proceeds from follow on public offering of $78.6 million and redemption of common units of $28.1 million.

In 2009, our financing activities consisted of payments of long-term debt under our credit facilities of $432.0 million and borrowings of long-term debt under our credit facilities of $433.7 million, cash distributions paid to common and subordinated unitholders of $47.5 million, purchase of treasury units of $0.1 million and payments of debt issuance costs of $10.4 million.  Additional financing activities consisted of $20.0 million in connection with a private equity offering issuance of 714,285 common units to Martin Resource Management and  contributions of $1.3 million from our general partner to maintain its 2% general partner interest.

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

In 2008, our financing activities consisted of payments of long-term debt under our credit facilities of $257.2 million and borrowings of long-term debt under our credit facilities of $327.2 million, cash distributions paid to common and subordinated unitholders of $45.7 million, purchase of treasury units of $0.1 million and payments of debt issuance costs of $18 thousand.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of December 31, 2010, we had $374.0 million of outstanding indebtedness, consisting of outstanding borrowings of $197.5 million (net of unamortized discount) under our Senior Notes, $163.0 million under our revolving credit facility, $7.3 million under a note payable to a bank, and $6.2 million under capital lease obligations.  As of December 31, 2010, we had $111.9 million of available borrowing capacity under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2010 is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter

Long-Term Debt
Revolving credit facility	$163,000	$—	$163,000	$—	$—
Senior unsecured notes	197,457	—	—	—	197,457
Note payable	7,354	993	2,219	2,576	1,566
Capital leases including current maturities	6,172	130	384	601	5,057
Non-competition agreements	200	50	100	50	—
Throughput commitment	64,025	—	8,865	12,347	42,813
Purchase obligations	7,760	7,760	—	—	—
Operating leases	47,179	9,690	18,983	9,977	8,529
Interest expense(1)
Revolving credit facility	15,787	7,167	8,620	—	—
Senior unsecured notes	128,688	17,750	35,500	35,500	39,938
Note payable	1,830	519	800	442	69
Capital leases	5,079	972	1,868	1,715	524

Total contractual cash obligations	$644,531	$45,031	$240,339	$63,208	$295,953

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit. At December 31, 2010, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

In March 2010, we completed a private placement of $200.0 million in aggregate principal amount of the 2018 Notes to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility.  Pursuant to the terms of a registration rights agreement entered into in connection with the offering of the 2018 Notes, we filed an exchange offer registration statement with the SEC on September 16, 2010 with respect to an offer to exchange the 2018 Notes for registered notes with substantially identical terms.  The registration statement was declared effective by the SEC and the exchange offer was completed in the fourth quarter of 2010.

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

As of December 31, 2010, we had approximately $163.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $111.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

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

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letter of Credit Fees
Less than 2.75 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 2.75 to 1.00 and less than 3.00 to 1.00	2.25%	3.25%	3.25%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	2.50%	3.50%	3.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	3.00%	4.00%	4.00%
Greater than or equal to 4.00 to 1.00	3.25%	4.25%	4.25%

As of December 31, 2010, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 4.00%.  Effective January 1, 2011, based on our leverage ratio as of September 30, 2010, the applicable margin for Eurodollar Rate borrowings will remain at 4.00% until the next quarterly determination of our leverage ratio.  The credit facility does not have a floor for the Base Rate or the Eurodollar Rate.

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

The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls our general partner, or if Ruben Martin is not the chief executive officer of our general partner and a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under our credit facility is not appointed, the lenders under our credit facility may declare all amounts outstanding there under immediately due and payable. In addition, either a bankruptcy event with respect to Martin Resource Management or a judgment with respect to Martin Resource Management could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us.

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

As of March 1, 2011, our outstanding indebtedness includes $135 million under our credit facility.

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

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2010, 2009 and 2008.  However, inflation remains a factor in the United States economy and could increase our cost to acquire or replace property, plant and equipment as well as our labor and supply costs.  We cannot assure our unitholders that we will be able to pass along increased costs to our customers.

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

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.  We incurred no significant environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2010, 2009 or 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to market risks associated with commodity prices, counterparty credit and interest rates.  For the year ended December 31, 2010, changes in the fair value of our derivative contracts were recorded both in earnings and accumulated other comprehensive income (“AOCI”) since we have designated a portion of our derivative instruments as hedges as of December 31, 2010.

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

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish a maximum credit limit threshold pursuant to our hedging policy, and monitor the appropriateness of these limits on an ongoing basis. We have agreements with five counterparties containing collateral provisions.  Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us.  As of December 31, 2010, we have no cash collateral deposits posted with counterparties.

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

Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the years ended December 31, 2010 and 2009 as our contract mix and volumes associated with those contracts did not differ materially.

The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.7 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $0.9 million.

Prism Gas has entered into hedging transactions through 2012 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.

Based on estimated volumes, as of December 31, 2010, we had hedged approximately 37% and 10% of our commodity risk by volume for 2011 and 2012, respectively.  As of March 2, 2011, Prism Gas has hedged approximately 45% and 14% of its commodity risk by volume for 2011 and 2012, respectively.

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

The relevant payment indices for our various commodity contracts are as follows:

•	Natural gas contracts - monthly posting for ANR Pipeline Co. - Louisiana as posted in Platts Inside FERC’s Gas Market Report;

•	Crude oil contracts - WTI NYMEX average for the month of the daily closing prices; and

•	Natural gasoline contracts - Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).

Derivative Contracts in Place
As of December 31, 2010

Period	Underlying	Notional Volume	Commodity Price We Receive	Commodity Price We Pay	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
January 2011-December 2011	Natural Gas	120,000 (MMBTU)	Index	$6.1250/Mmbtu	$201	$—
January 2011-December 2011	Natural Gas	240,000 (MMBTU)	Index	$4.3225/Mmbtu	—	28
January 2011-December 2011	Crude Oil	24,000 (BBL)	Index	$91.20/bbl	—	51
January 2011-December 2011	Natural Gasoline	24,000 (BBL)	Index	$87.10/bbl	—	149
January 2011-December 2011	Natural Gasoline	12,000 (BBL)	Index	$88.85/bbl	—	54
January 2012-December 2012	Crude Oil	24,000 (BBL)	Index	$88.63/bbl	—	126
January 2012-December 2012	Natural Gasoline	12,000 (BBL)	Index	$90.20/bbl	—	44
					$201	$452

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.40% as of December 31, 2010.   As of March 1, 2011, we had a total of $135 million of indebtedness outstanding under our credit facility, all of which was unhedged floating rate debt.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2010, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.6 million annually.

Historically, we have managed a portion of our interest rate risk on our revolving credit facility with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates.  During the first quarter 2010, we terminated all of our interest rate swaps on our revolving credit facility.

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate.  The estimated fair value of the Senior Notes was approximately $216.4 million as of December 31, 2010, based on market prices of similar debt at December 31, 2010.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates.  Such an increase in interest rates would result in approximately a $10.7 million decrease in fair value of our long-term debt at December 31, 2010.

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

At December 31, 2010, we are party to interest rate swap agreements as shown below:
Interest Rate Swaps
As of December 31, 2010

Date of Swap	Bank	Maturity	Notional Amount	Interest Rate We Pay	Interest Rate We Receive	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
September 2010	SunTrust	April 2018	$60,000	3 MO LIBOR	2.3150%	$1,163	$2,362
September 2010	RBS	April 2018	$40,000	3 MO LIBOR	2.3150%	778	1,568
						$1,941	$3,930

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership):

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of Martin Midstream’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

Shreveport, Louisiana
March 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b).  Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.

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

In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in capital, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 2, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Shreveport, Louisiana
March 2, 2011

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)
Assets

Cash	$11,380	$5,956
Accounts and other receivables, less allowance for doubtful accounts of $2,528 and $481, respectively	95,276	77,413
Product exchange receivables	9,099	4,132
Inventories	52,616	35,510
Due from affiliates	6,437	3,051
Fair value of derivatives	2,142	1,872
Other current assets	2,784	1,340
Total current assets	179,734	129,274

Property, plant and equipment, at cost	632,456	584,036
Accumulated depreciation	(200,276)	(162,121)
Property, plant and equipment, net	432,180	421,915

Goodwill	37,268	37,268
Investment in unconsolidated entities	98,217	80,582
Debt issuance costs, net	13,497	10,780
Other assets	24,582	6,120
	$785,478	$685,939
Liabilities and Partners’ Capital

Current installments of long-term debt and capital lease obligations	$1,121	$111
Trade and other accounts payable	82,837	71,911
Product exchange payables	22,353	7,986
Due to affiliates	6,957	13,810
Income taxes payable	811	454
Fair value of derivatives	282	7,227
Other accrued liabilities	10,034	5,000
Total current liabilities	124,395	106,499

Long-term debt and capital leases, less current maturities	372,862	304,372
Deferred income taxes	8,213	8,628
Fair value of derivatives	4,100	—
Other long-term obligations	1,102	1,489
Total liabilities	510,672	420,988

Partners’ capital	273,387	267,027
Accumulated other comprehensive loss	1,419	(2,076)
Total partners’ capital	274,806	264,951
Commitments and contingencies
	$785,478	$685,939

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per unit amounts)
Revenues:
Terminalling and storage *	$67,117	$69,710	$68,552
Marine transportation *	77,642	68,480	76,349
Product sales: *
Natural gas services	554,482	408,982	679,375
Sulfur services	165,078	79,629	371,949
Terminalling and storage	47,799	35,584	50,219
	767,359	524,195	1,101,543
Total revenues	912,118	662,385	1,246,444

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	527,232	382,542	657,662
Sulfur services *	122,121	43,386	313,143
Terminalling and storage	44,549	31,331	42,721
	693,902	457,259	1,013,526
Expenses:
Operating expenses *	116,402	117,438	126,808
Selling, general and administrative *	21,118	19,775	19,062
Depreciation and amortization	40,656	39,506	34,893
Total costs and expenses	872,078	633,978	1,194,289
Other operating income	136	6,013	209
Operating income	40,176	34,420	52,364

Other income (expense):
Equity in earnings of unconsolidated entities	9,792	7,044	13,224
Interest expense	(33,716)	(18,995)	(21,433)
Other, net	287	326	801
Total other income (expense)	(23,637)	(11,625)	(7,408)
Net income before taxes	16,539	22,795	44,956
Income tax benefit (expense)	(517)	(592)	(1,398)
Net income	$16,022	$22,203	$43,558

General partner’s interest in net income1	$3,869	$3,249	$3,301
Limited partners’ interest in net income1	$11,045	$17,179	$39,509

Net income per limited partner unit - basic and diluted	$0.63	$1.17	$2.72
Weighted average limited partner units - basic	17,525,089	14,680,807	14,529,826
Weighted average limited partner units - diluted	17,525,989	14,684,775	14,534,722

¹ General and limited partner’s interest in net income includes net income of the Cross assets since the date of the acquisition.

See accompanying notes to consolidated financial statements.

*Related Party Transactions Included Above
Revenues:
Terminalling and storage	$46,823	$19,998	$18,362
Marine transportation	28,194	19,370	24,956
Product Sales	14,998	5,838	26,704
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	79,321	56,914	92,322
Sulfur services	16,061	12,583	13,282
Expenses:
Operating expenses	49,286	37,284	37,661
Selling, general and administrative	10,918	7,162	6,284

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
For the years ended December 31, 2010, 2009 and 2008

	Partners’ Capital
	Parent Net	Common		Subordinated		General Partner	Accumulated Comprehensive Income
	Investment	Units	Amount	Units	Amount	Amount	Amount	Total
	(Dollars in thousands)

Balances – December 31, 2007	$10,917	12,837,480	$244,520	1,701,346	$(6,022)	$4,112	$(6,762)	$246,765

Net Income	748	—	34,978	—	4,531	3,301	—	43,558

Cash distributions ($2.91 per unit)	—	—	(37,357)	—	(4,951)	(3,409)	—	(45,717)

Conversion of subordinated units to common units	—	850,672	(2,754)	(850,672)	2,754	—	—	—

Unit-based compensation	—	3,000	39	—	—	—	—	39

Purchase of treasury units		(3,000)	(93)	—	—	—	—	(93)

Adjustment in fair value of derivatives	—	—	—	—	—	—	1,827	1,827

Balances – December 31, 2008	$11,665	13,688,152	$239,333	850,674	$(3,688)	$4,004	$(4,935)	$246,379

Net Income	1,664	—	16,310	—	980	3,249	—	22,203

General partner contribution	—	—	—	—	—	1,324	—	1,324

Units issued in connection with Cross acquisition		804,721	16,523	889,444	16,434	—	—	32,957

Recognition of beneficial conversion feature	—	—	(111)	—	111	—	—	—

Issuance of common units	—	714,285	20,000	—	—	—	—	20,000

Cash distributions ($3.00 per unit)	—	—	(41,064)	—	(2,552)	(3,846)	—	(47,462)

Conversion of subordinated units to common units	—	850,674	(5,328)	(850,674)	5,328	—	—	—

Unit-based compensation	—	3,000	98	—	—	—	—	98

Purchase of treasury units	—	(3,000)	(78)	—	—	—	—	(78)

Contributions to parent	(13,329)	—	—	—	—	—	—	(13,329)

Adjustment in fair value of derivatives	—	—	—	—	—	—	2,859	2,859

Balances – December 31, 2009	$—	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net Income	—	—	12,151	—	—	3,871	—	16,022

Recognition of beneficial conversion feature	—	—	(1,108)	—	1,108	—	—	—

Follow-on public offerings	—	2,650,000	78,600	—	—	—	—	78,600

Redemption of common units	—	(1,000,000)	(28,070)	—	—	—	—	(28,070)

General partner contribution	—	—	—	—	—	1,089	—	1,089

Distributions to parent	—	—	(4,590)	—	—	—	—	(4,590)

Cash distributions ($3.00 per unit)	—	—	(51,886)	—	—	(4,810)	—	(56,696)

Unit-based compensation	—	3,500	113	—	—	—	—	113

Purchase of treasury units	—	(3,500)	(108)	—	—	—	—	(108)

Adjustment in fair value of derivatives	—	—	—	—	—	—	3,495	3,495

Balances – December 31, 2010	$—	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806
See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net income	$16,022	$22,203	$43,558
Changes in fair values of commodity cash flow hedges	143	14	4,219
Commodity cash flow hedging (gains) losses reclassified to earnings	(617)	(2,646)	3,043
Changes in fair value of interest rate cash flow hedges	(241)	(1,854)	(5,435)
Interest rate cash flow hedging losses reclassified to earnings	4,210	7,345	—

Comprehensive income	$19,517	$25,062	$45,385

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,022	$22,203	$43,558

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,656	39,506	34,893
Amortization of deferred debt issue costs	4,814	1,689	1,120
Amortization of discount on notes payable	269	—	—
Deferred income taxes	(415)	294	2,442
Gain on disposition or sale of property, plant, and equipment	(136)	(4,996)	(131)
Gain on involuntary conversion of property, plant, and equipment	—	(1,017)	(65)
Equity in earnings of unconsolidated entities	(9,792)	(7,044)	(13,224)
Distributions from unconsolidated entities	—	650	500
Distribution in-kind from unconsolidated entities	10,545	5,826	9,725
Non-cash mark-to-market on derivatives	380	2,526	(2,327)
Other	113	98	39
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(17,863)	(10,471)	19,753
Product exchange receivables	(4,967)	2,792	3,988
Inventories	(17,106)	7,135	9,398
Due from affiliates	(3,386)	1,560	1,770
Other current assets	(1,444)	2,461	(992)
Trade and other accounts payable	10,918	(15,874)	(14,904)
Product exchange payables	14,366	(2,938)	(13,629)
Due to affiliates	(6,853)	4,133	5,966
Income taxes payable	357	569	(453)
Other accrued liabilities	5,382	871	101
Change in other non-current assets and liabilities	(4,342)	(2,381)	(1,190)
Net cash provided by operating activities	37,518	47,592	86,340

Cash flows from investing activities:
Payments for property, plant, and equipment	(17,907)	(35,846)	(101,450)
Acquisitions, net of cash acquired	(46,352)	(327)	(5,983)
Payments for plant turnaround costs	(1,090)	—	—
Proceeds from sale of property, plant, and equipment	2,419	19,445	463
Insurance proceeds from involuntary conversion of property, plant and equipment	—	2,224	1,503
Investments in unconsolidated entities	(20,110)	—	—
Return of investments from unconsolidated entities	2,470	877	1,225
(Contributions to) unconsolidated entities for operations	(748)	(1,048)	(2,379)
Net cash used in investing activities	(81,318)	(14,675)	(106,621)
Cash flows from financing activities:
Payments of long-term debt	(441,979)	(431,982)	(257,191)
Proceeds from long-term debt	503,856	433,700	327,170
Net proceeds from follow on public offering	78,600	—	—
General partner contribution	1,089	1,324	—
Redemption of common units	(28,070)	—	—
Contributions to parent	—	—	—
Purchase of treasury units	(108)	(78)	(93)
Proceeds from issuance of common units	—	20,000	—
Payments of debt issuance costs	(7,468)	(10,446)	(18)
Cash distributions paid	(56,696)	(47,462)	(45,717)
Net cash provided by (used in) financing activities	49,224	(34,944)	24,151

Net increase(decrease) in cash	5,424	(2,027)	3,870
Cash at beginning of period	5,956	7,983	4,113
Cash at end of period	$11,380	$5,956	$7,983

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$—	$7,764	$—
Issuance of common and subordinated units in connection with Cross acquisition	$—	$32,957	$—
Purchase of assets under note payable	$7,354	$—	$—

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

The Partnership owns Prism Gas Systems I, L.P. (“Prism Gas”) which is engaged in the gathering, processing and marketing of natural gas and natural gas liquids, predominantly in Texas and northwest Louisiana.  Prism Gas owns a 50% ownership interest in Waskom Gas Processing Company (“Waskom”), the Matagorda Offshore Gathering System (“Matagorda”), and Panther Interstate Pipeline Energy LLC (“PIPE”), each accounted for under the equity method of accounting.

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2010 or 2009.

The Partnership acquired the assets of Cross Oil Refining & Marketing Inc. (“Cross”) from Martin Resource Management (“Martin Resource Management”) in November 2009 as described in Note 5.  The acquisition of the Cross assets was considered a transfer of net assets between entities under common control.  The acquisition of the Cross assets and increase in partners’ capital for the common and subordinated units issued in November 2009 are recorded at amounts based on the historical carrying value of the Cross assets at that date, and the Partnership is required to revise its historical financial statements to include the activities of the Cross assets as of the date of common control.  Martin Resource Management acquired Cross in November 2006; however, the activity for the period Cross was owned by Martin Resource Management during 2006 was not considered significant to the Partnership’s consolidated financial statements and has been excluded from the consolidated financial statements.  The Partnership’s historical financial statements for 2008 and the period January 1, 2009 through November 24, 2009 have been revised to reflect the financial position, cash flows and results of operations attributable to the Cross assets as if the Partnership owned the Cross assets for these periods.  Net income attributable to the Cross assets for periods prior to the Partnership’s acquisition of the assets is not allocated to the general and limited partners for purposes of calculating net income per limited partner unit.  See Note (2)(o).

(b)	Product Exchanges

The Partnership enters into product exchange agreements with third parties whereby the Partnership agrees to exchange NGLs and sulfur with third parties.  The Partnership records the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Revenue and costs related to product exchanges are recorded on a gross basis.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Partnership performed the annual impairment tests as of September 30, 2010, September 30, 2009 and September 30, 2008, respectively. In performing such tests, it was determined that there were four “reporting units” which contained goodwill. These reporting units were in each of the four reporting segments: terminalling, natural gas services, marine transportation, and sulfur services.  The estimated fair value of the reporting units with goodwill were developed using the guideline public company method, the guideline transaction method, and the discounted cash flow (“DCF”) method using observable market data where available.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Partnership would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.  At September 30, 2010, 2009 and 2008 the estimated fair value of each of the four reporting units was in excess of its carrying value which indicates no impairment existed.

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

(h)           Debt Issuance Costs

Debt issuance costs relating to the Partnership’s line of credit facility and senior notes are deferred and amortized over the terms of the debt arrangements.

In connection with the Partnership’s issuance of Senior Notes during March 2010, it incurred debt issuance costs of $6,045.

In connection with the amendment and expansion of the Partnership’s multi-bank credit facility in December, 2009, it incurred debt issuance costs of $10,383.  In connection with the amendment and restatement of the  Partnership’s credit facility in March 2010, it incurred additional debt issuance costs of $1,423.  Due to a reduction in the number of lenders under the Partnership’s multi-bank credit agreement, $634 and $495 of the existing debt issuance costs were determined not to have continuing benefit and were expensed during 2010 and 2009, respectively.  These debt issuance costs, along with the remaining unamortized deferred issuance costs relating to the line of credit facility as of November 10, 2005 which remain deferred, are amortized over the term of the revised debt arrangement.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Amortization of debt issuance cost, which is included in interest expense for the years ended December 31, 2010, 2009 and 2008, totaled $4,814, $1,689, and $1,120, respectively, and accumulated amortization amounted to $4,920 and $105 at December 31, 2010 and 2009, respectively.

(i)           Impairment of Long-Lived Assets

In accordance with ASC 360-10, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Partnership has not identified any triggering events in 2010, 2009 or 2008 that would require an assessment for impairment of long-lived assets.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Derivative instruments not designated as hedges are being marked to market with all market value adjustments being recorded in the consolidated statements of operations.  As of December 31, 2010, the Partnership has designated a portion of its derivative instruments as qualifying cash flow hedges.  Fair value changes for these hedges have been recorded in accumulated other comprehensive income as a component of equity.

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

(m)           Unit Grants

In August 2010, the Partnership issued 1,500 restricted common units to each of two new non -employee directors under its long-term incentive plan from 500 treasury units purchased by the Partnership in the open market for $16 and 2,500 common units from forfeited unit grants. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.

In May 2010, the Partnership issued 1,000 restricted common units to each of its non-employee directors under its long-term incentive plan from treasury units purchased by the Partnership in the open market for $92. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.

In August 2009, the Partnership issued 1,000 restricted common units to each of its non-employee directors under its long-term incentive plan from treasury units purchased by the Partnership in the open market for $77. These units vest in 25% increments beginning in January 2010 and will be fully vested in January 2013.

In May 2008, the Partnership issued 1,000 restricted common units to each of its non-employee directors under its long-term incentive plan from treasury units purchased by the Partnership in the open market for $93.  These units vest in 25% increments beginning in January 2009 and will be fully vested in January 2012.

The Partnership accounts for the transaction under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees.  The cost resulting from the unit-based payment transactions was $113, $98, and $39 for the years ended December 31, 2010, 2009 and 2008, respectively.

(n)           Incentive Distribution Rights

The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.  For the years ended December 31, 2010, 2009 and 2008, the general partner received $3,623, $2,896, and $2,495 in incentive distributions.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The Partnership adopted the amended provisions of ASC 260-10 on January 1, 2009. Adoption did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the years ended December 31, 2010, 2009 and 2008, respectively, and the IDRs do not share in losses under the partnership agreement.  In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. The Partnership agreement does not explicitly limit distributions to the general partner; therefore, any earnings in excess of distributions are to be allocated to the general partner and limited partners utilizing the distribution formula for available cash specified in the Partnership agreement. For years ended December 31, 2010, 2009  and 2008, the general partner’s interest in net income, including the IDRs, represents distributions declared after period end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.

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

The following table reconciles net income to limited partners’ interest in net income:

	Years Ended December 31,
	2010	2009	2008
Net income attributable to Martin Midstream Partners L. P	$16,022	$22,203	$43,558
Less pre-acquisition income allocated to Parent	—	1,664	748
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,623	2,896	2,495
Distributions payable on behalf of general partner interest	1,187	949	914
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(941)	(596)	(108)
Less beneficial conversion feature	1,108	111	—
Limited partners’ interest in net income	$11,045	$17,179	$39,509

The weighted average units outstanding for basic net income per unit were 17,525,089, 14,680,807, and 14,529,826 for years ended December 31, 2010, 2009 and 2008, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 900, 3,968, and 4,896 units for the years ended December 31, 2010, 2009 and 2008, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(p)           Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management Corporation (“Martin Resource Management”) and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of  $3,791, $3,542, and $2,896, respectively, reflecting our allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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

(s)           Deferred Catalyst Costs

The cost of the periodic replacement of catalysts is deferred and amortized over the catalyst’s estimated useful life, which ranges from 24-36 months.

(t)           Deferred Turnaround Costs

The Partnership capitalizes the cost of major turnarounds and amortizes these costs over the estimated period to the next turnaround, which ranges from 24-36 months.

(u)           Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(v)           Income Taxes

With respect to the Partnership’s taxable subsidiary (Woodlawn Pipeline Co., Inc.) and the Cross assets prior to the date of acquisition, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(3)           FAIR VALUE MEASUREMENTS

The Partnership follows the provisions of ASC 820 related to fair value measurements and disclosures, which established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of this guidance had no impact on the Partnership’s financial position or results of operations.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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

The following items are measured at fair value on a recurring basis and are subject to the disclosure requirements of ASC 820 at December 31, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,941	$—	$1,941	$—
Natural gas derivatives	201	—	201	—
Total assets	$2,142	$—	$2,142	$—
Liabilities
Interest rate derivatives	$3,930	$—	$3,930	$—
Natural gas derivatives	28	—	28	—
Crude oil derivatives	177	—	177	—
Natural gas liquids derivatives	247	—	247	—
Total liabilities	$4,382	$—	$4,382	$—

The following items are measured at fair value on a recurring basis and are subject to the disclosure requirements of ASC 820 at December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,286	$—	$1,286	$—
Natural gas derivatives	70	—	70	—
Crude oil derivatives	275	—	275	—
Natural gas liquids derivatives	241	—	241	—
Total assets	$1,872	$—	$1,872	$—
Liabilities
Interest rate derivatives	$6,611	$—	$6,611	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Crude oil derivatives	290	—	290	—
Natural gas liquids derivatives	326	—	326	—
Total liabilities	$7,227	$—	$7,227	$—

ASB ASC 825-10-65, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments.  Fair value estimates are set forth below for the Partnership’s financial instruments.  The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — The carrying amounts approximate fair value because of the short maturity of these instruments.

•
Long-term debt including current installments — The carrying amount of the revolving and term loan facilities approximates fair value due to the debt having a variable interest rate.  The estimated fair value of the Senior Notes was approximately $216,366 as of December 31, 2010, based on market prices of similar debt at December 31, 2010.

 (4)           RECENT ACCOUNTING PRONOUNCEMENTS

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

 (5)          ACQUISITIONS

(a)      Darco Gathering System

On November 1, 2010, the Partnership, through its wholly owned subsidiary, Prism Gas, acquired approximately 20 miles of natural gas gathering pipeline and various equipment located in Harrison County, Texas. The final purchase price of approximately $25,015 was funded by borrowings under the Partnership’s credit agreement.

The purchase price including other intangibles reflected as other assets was allocated as follows:

Property, plant and equipment	9,925
Other assets	15,090
$25,015

The identifiable intangible asset of $15,090 is a life of lease contract with an active producer in the Haynesville Shale and Cotton Valley sand.  The contract is subject to amortization over an approximate useful life of twenty years.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

(b)      Harrison Gathering System

On January 15, 2010, the Partnership, through Prism Gas Systems I, L.P. (“Prism Gas”), as 50% owner and the operator of Waskom Gas Processing Company (“Waskom”), through Waskom’s wholly-owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System.  The Partnership’s share of the acquisition cost was approximately $20,000 and was recorded as an investment in an unconsolidated entity.

(c)      East Harrison Pipeline System.

In December 2009, the Partnership acquired, through Prism Gas, from Woodward Partners, Ltd. 6.45 miles of gathering pipeline referred to as the East Harrison Pipeline System for $327.  The system currently transports approximately 500 Mcfd of natural gas under various transport contracts which provide for a minimum monthly fee.

(d)      Cross Refining Assets.

In November 2009, the Partnership closed a transaction with Martin Resource Management  Corporation (“Martin Resource Management”) and Cross Refining & Marketing, Inc. (“Cross”), a wholly owned subsidiary of Martin Resource Management, in which the Partnership acquired certain specialty lubricants processing assets (“Assets”) from Cross for total consideration of $44,878 (the “Contribution”). As consideration for the Contribution, the Partnership issued 804,721 common units and 889,444 subordinated units to Martin Resource Management at a price of $27.96 and $25.16 per limited partner unit, respectively. In connection with the Contribution, the General Partner made a capital contribution of $918 in cash to the Partnership in order to maintain its 2% general partner interest.

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

(6)           ISSUANCE OF COMMON UNITS

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

In addition to the units referred to in Note 5(d) above, in November 2009, the Partnership closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $20,000 in cash in the Partnership in exchange for 714,285 common units of the Partnership. In connection with the issuance of these common units, the General Partner made a capital contribution to the Partnership of $408 in order to maintain its 2% general partner interest in the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

(7)           INVENTORIES

Components of inventories at December 31, 2010 and 2009 were as follows:

	2010	2009
Natural gas liquids	$19,775	$15,002
Sulfur	15,933	2,540
Sulfur Based Products	9,027	10,053
Lubricants	5,267	4,684
Other	2,614	3,231
	$52,616	$35,510

(8)           PROPERTY, PLANT AND EQUIPMENT

At December 31, 2010 and 2009, property, plant, and equipment consisted of the following:

	Depreciable Lives	2010	2009

Land	—	$20,200	$15,759
Improvements to land and buildings	10-25 years	53,655	48,704
Transportation equipment	3-7 years	1,816	1,786
Storage equipment	5-20 years	62,372	59,597
Marine vessels	4-25 years	226,376	210,593
Operating equipment	3-20 years	253,271	238,956
Furniture, fixtures and other equipment	3-20 years	1,656	1,646
Construction in progress		13,110	6,995
		$632,456	$584,036

Depreciation expense for the year ended December 31, 2010, 2009, and 2008 was $38,085, $37,027, and $33,060, respectively, which includes amortization of fixed assets acquired under capital lease obligations of $280, $116, and $0 for 2010, 2009, and 2008; respectively.  Gross assets under capital leases were $7,764 at December 31, 2010 and 2009.  Accumulated amortization associated with capital leases was $396 and $116 at December 31, 2010 and 2009, respectively.

 (9)          GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2010 and 2009, goodwill balances consisted of the following:

	2010	2009
Carrying amount of goodwill:
Terminalling and storage	$883	$883
Natural gas services	29,010	29,010
Sulfur services	5,349	5,349
Marine transportation	2,026	2,026

	$37,268	$37,268

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Other intangible assets subject to amortization consist of covenants not-to-compete, customer contracts associated with gathering and processing assets and a transportation contract associated with the residue gas pipeline.

The unamortized balance of other intangible assets, classified in the consolidated balance sheets as other assets, net, amounted to $17,504 and $3,103 at December 31, 2010 and 2009, respectively.

Aggregate amortization expense for amortizing intangible assets was $689, $858, and $864, for the years ended December 31, 2010, 2009 and 2008, respectively, and accumulated amortization amounted to $2,283 and $2,954 at December 31, 2010 and 2009, respectively.

Estimated amortization expenses for the years subsequent to December 31, 2010 are as follows:  2011 - $1,232; 2012 - $1,232; 2013 - $1,231; 2014 - $1,150; 2015 - $1,067; subsequent years -$11,592.

10)          LEASES

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

The Partnership’s future minimum lease obligations as of December 31, 2010 consist of the following:

Fiscal year	Operating Leases	Capital Leases

2011	$9,690	$1,102
2012	7,758	1,117
2013	5,918	1,135
2014	5,307	1,147
2015	5,108	1,169
Thereafter	13,398	5,582
Total	$47,179	11,252
Less amounts representing interest costs		5,080
Present value of net minimum capital lease payments		6,172
Less current installments		130
Present value of net minimum capital lease payments, excluding current installments		$6,042

Rent expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was $15,710, $11,158 and $12,527; respectively.  The amount recognized in interest expense for capital leases was $991, $250, and $0 for the years ended December 31, 2010, 2009 and 2008; respectively.

 (11)        INVESTMENT IN UNCONSOLIDATED ENTITIES AND JOINT VENTURES

The Partnership’s Prism Gas subsidiary owns an unconsolidated 50% interest in Waskom, the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.

On June 30, 2006, the Partnership’s Prism Gas subsidiary, acquired a 20% ownership interest in a partnership which owns the lease rights to the assets of the Bosque County Pipeline (“BCP”). The lease contract terminated in June 2009, and, as such, the investment was fully amortized as of June 30, 2009.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176.  The difference was attributable to property and equipment of $11,872 and equity method goodwill of $34,304.  The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets.   Such amortization amounted to $594 for the years ended December 31, 2010, 2009  and 2008, respectively, has been recorded as a reduction of equity in earnings of unconsolidated equity method investees.  The remaining unamortized excess investment relating to property and equipment was $8,903, $9,497 and $10,091 at December 31, 2010, 2009 and 2008, respectively.  The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or if changes in circumstance indicate that a potential impairment exists. No impairment was recorded in 2010, 2009 or 2008.

As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers.  The NGLs are valued at prevailing market prices.  In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.

Activity related to these investment accounts is as follows:

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2008	$74,978	$1,214	$3,559	$92	$79,843

Distributions in kind	(5,826)	—	—	—	(5,826)
Distributions from unconsolidated entities……………………………………….	(650)	—	—	—	(650)
Contributions to unconsolidated entities:
Cash contributions……………………………………	—	90	—	—	90
Contributions to unconsolidated entities for operations………………………………………	958	—	—	—	958
Return of investments………………………………………	—	(490)	(375)	(12)	(877)
Equity in earnings:
Equity in earnings (losses) from operations	6,934	602	182	(80)	7,638
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31 2009	$75,844	$1,401	$3,337	$-—	$80,582

	Waskom	PIPE	Matagorda	BCP	Total

Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	$-—	$80,582

Distributions in kind	(10,545)	—	—	—	(10,545)
Contributions to unconsolidated entities:
Cash contributions	—	—	—	—	—
Contributions to unconsolidated entities for operations	628	120	—	—	748
Cash contributions to fund asset acquisition	20,110	—	—	—	20,110
Return of investments	(2,100)	(30)	(340)	—	(2,470)
Equity in earnings:
Equity in earnings (losses) from operations	10,381	(165)	170	—	10,386
Amortization of excess investment	(550)	(15)	(29)	—	(594)

Investment in unconsolidated entities, December 31 2010	$93,768	$1,311	$3,138	$-—	$98,217

Select financial information for significant unconsolidated equity method investees is as follows:

	As of December 31,		Years ended December 31,
	Total Assets	Partners’ Capital	Revenues	Net Income
2010
Waskom	$122,057	$107,508	$123,210	$20,762
2009
Waskom	$79,604	$70,561	$71,044	$13,867
2008
Waskom	$78,661	$67,730	$115,031	$27,292

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

As of December 31, 2010 and December 31, 2009, the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity method investees is $40,509 and $32,717, respectively.  There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity method investees.

As of December 31, 2010 and 2009, the Partnership’s interest in cash of the unconsolidated equity method investees is $789 and $704, respectively.

(12)         LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	December 31, 2010	December 31,2009
** $200,000 Senior notes, 8.875% interest, net of unamortized discount of $2,543 and $0, respectively, issued March 2010 and due April 2018, unsecured	$197,457	$—
*** $275,000 Revolving loan facility at variable interest rate (4.40%* weighted average at December 31, 2010), due March 2013 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	163,000	230,251
$67,949 Term loan facility at variable interest rate (4.73%* at December 31, 2009), was terminated and converted to a revolving loan on March 26, 2010, previously secured by substantially all of the Partnership assets, which included, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in Partnership’s operating subsidiaries	—	67,949
$7,354 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	7,354	—
Capital lease obligations	6,172	6,283
Total long-term debt and capital lease obligations	373,983	304,483
Less current installments	1,121	111
Long-term debt and capital lease obligations, net of current installments	$372,862	$304,372

* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.00% to 4.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.00% to 3.25%. The applicable margin for existing LIBOR borrowings is 4.00%.  Effective January 1, 2011, the applicable margin for existing LIBOR borrowings will remain at 4.00%. As a result of the Partnership’s leverage ratio test as of December 31, 2010, effective April 1, 2011, the applicable margin for existing LIBOR borrowings will remain at 4.00% under the current credit facility.

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

On September 16, 2010, the Partnership filed a registration statement, pursuant to the registration rights agreement for the Notes issued in March 2010.  The Partnership exchanged the Notes for registered 8.875% senior unsecured notes due April 2018.

In connection with the issuance of the Notes, all “non-issuer” wholly-owned subsidiaries of the Partnership issued full, irrevocable, and unconditional guarantees of the Notes.  As discussed in Note 22, the Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Registration Rights Agreement.  Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC, a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act.  Pursuant to the registration rights agreement for the Senior Notes issued in March 2010, the Partnership filed an exchange offer registration statement on September 16, 2010. The Partnership exchanged the Notes for registered 8.875% senior unsecured notes due April 2018.

(b)           Credit Facility

On November 10, 2005, the Partnership entered into a $225,000 multi-bank credit facility comprised of a $130,000 term loan facility and a $95,000 revolving credit facility, which included a $20,000 letter of credit sub-limit. Effective September 30, 2006, the Partnership increased its revolving credit facility by $25,000, resulting in a committed $120,000 revolving credit facility. Effective December 28, 2007, the Partnership increased its revolving credit facility by $75,000, resulting in a committed $195,000 revolving credit facility. Effective December 21, 2009, (i) the Partnership increased its revolving credit facility by approximately $72,722, resulting in a committed $267,722 revolving credit facility and (ii) decreased its term loan facility by approximately $62,051, resulting in a $67,949 term loan facility.  Effective January 14, 2010, the Partnership modified its revolving credit facility to (i) permit investment up to $25,000 in joint ventures and (ii) limit its ability to make capital expenditures.  Effective February 25, 2010, the Partnership increased the maximum amount of borrowings and letters of credit available under its credit facility from approximately $335,671 to $350,000. Effective March 26, 2010, the Partnership’s credit facility was amended  and restated to (i) decrease the size of its aggregate facility from $350,000 to $275,000, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit the Partnership to invest up to $40,000 in its joint ventures, (v) eliminate the covenant that limits its ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit its ability to make future acquisitions and (viii) adjust the financial covenants.

Under the amended and restated credit facility, as of December 31, 2010, the Partnership had $163,000 outstanding under the revolving credit facility.  As of December 31, 2010, irrevocable letters of credit issued under the Partnership’s credit facility totaled $120.

As of December 31, 2010, the Partnership had $111,880 available under its revolving credit facility.  The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $80,000 to a high of $324,500.

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

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.  Prior to the Partnership’s or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00.  After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00.  After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility, but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00.  The minimum consolidated interest coverage ratio (as defined in the new credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00.  The Partnership was in compliance with the covenants contained in the credit facility as of December 31, 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls the Partnership’s general partner, or if Ruben Martin is not the chief executive officer of our general partner or a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under our credit facility is not appointed, the lenders under the Partnership’s credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under the Partnership’s credit facility if it is deemed to have a material adverse effect on the Partnership. Any event of default and corresponding acceleration of outstanding balances under the Partnership’s credit facility could require the Partnership to refinance such indebtedness on unfavorable terms and would have a material adverse effect on the Partnership’s financial condition and results of operations as well as its ability to make distributions to unitholders.

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

The Partnership paid cash interest in the amount of $23,663, $18,291, and $18,744 for the years ended December 31, 2010, 2009, and 2008, respectively.  Capitalized interest was $130, $259, and $1,383 for the years ended December 31, 2010, 2009, and 2009, respectively.  In March 2010, the Partnership terminated all of its then outstanding interest rate swaps resulting in termination fees of $3,850.

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

The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at December 31, 2010, we believe certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

Commodity Derivative Instruments

The Partnership is exposed to market risks associated with commodity prices and uses derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with its commodity risk exposure. The Partnership has entered into hedging transactions through 2012 to protect a portion of its commodity exposure. These hedging arrangements are in the form of swaps for crude oil, natural gas, and natural gasoline. In addition, the Partnership is focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

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

As of December 31, 2010 and 2009, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at December 31, 2010 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of December 31, 2010, the remaining term of the contracts extend no later than December 2012, with no single contract longer than one year. For the years ended December 31, 2010, and 2009, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Transaction Type	Total Volume Per Month	Pricing Terms	Remaining Terms of Contracts	Fair Value

Mark to Market Derivatives::

Crude Oil Swap	2,000 BBL	Fixed price of $91.20 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(51)
Total commodity swaps not designated as hedging instruments				$(51)

Cash Flow Hedges:

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.1250 settled against IF_ANR_LA first of the month posting	January 2011 to December 2011	201

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.3225 settled against IF_ANR_LA first of the month posting	January 2011 to December 2011	(28)

Natural Gasoline Swap	2,000 BBL	Fixed price of $87.10 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(149)

Natural Gasoline Swap	1,000 BBL	Fixed price of $88.85 settled against WTI NYMEX average monthly closings	January 2011 to December 2011	(54)

Crude Oil Swap	2,000 BBL	Fixed price of $88.63 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	(126)

Natural Gasoline Swap	1,000 BBL	Fixed price of $90.20 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	(44)

Total commodity swaps designated as hedging instruments				$(200)

Total net fair value of commodity derivatives				$(251)

Based on estimated volumes, as of December 31, 2010, the Partnership had hedged approximately 37% and 10% of its commodity risk by volume for 2011 and 2012, respectively.  As of March 2, 2011, Prism Gas has hedged approximately 45% and 14% of its commodity risk by volume for 2011 and 2012, respectively.

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

The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at December 31, 2010. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, establishes a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with five counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of December 31, 2010 the Partnership has no cash collateral deposits posted with counterparties.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Impact of Commodity Cash Flow Hedges

Crude Oil

For the years ended December 31, 2010, 2009 and 2008, net gains and losses on swap hedge contracts increased crude revenue by $27, decreased crude revenue by $854 and increased crude revenue by $1,745, respectively.  As of December 31, 2010 an unrealized derivative fair value gain of $634 related to current and terminated cash flow hedges of crude oil price risk was recorded in AOCI.  Fair value gains of $760 and fair value losses of $126 are expected to be reclassified into earnings in 2011 and 2012, respectively.  The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas

For the years ended December 31, 2010, 2009 and 2008, net gains and losses on swap hedge contracts increased gas revenue by $601 and $1,824 and decreased gas revenue by $431, respectively. As of December 31, 2010 an unrealized derivative fair value gain of $158 related to cash flow hedges of natural gas was recorded in AOCI. This fair value gain is expected to be reclassified into earnings in 2011. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas Liquids

For the years ended December 31, 2010, 2009 and 2008, net gains and losses on swap hedge contracts increased liquids revenue by $207 and decreased liquids revenue by $186 and $316, respectively. As of December 31, 2010, an unrealized derivative fair value gain of $645 related to current and terminated cash flow hedges of natural gas liquids price risk was recorded in AOCI. Fair value gains of $689 and fair value losses of $44 are expected to be reclassified into earnings in 2011 and 2012, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at December 31, 2010 adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Under the following swap agreements, the Partnership pays a floating rate of interest and receives a fixed rate based on a three-month U.S. Dollar LIBOR rate to match the fixed rate of the Senior Notes:

Date of Hedge	Notional Amount	Paying Floating Rate	Receiving Fixed Rate	Maturity Date
September 2010	$40,000	3 Month LIBOR	2.3150%	April 2018
September 2010	$60,000	3 Month LIBOR	2.3150%	April 2018

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

The Partnership recognized increases in interest expense of $6,327 and $7,892 for the years ended December 31, 2010 and 2009, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” below.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items

The following table summarizes the fair values and classification of our derivative instruments in our Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		December 31,			December 31,
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:	Current Assets:			Current Liabilities:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$923
Commodity contracts	Fair value of derivatives	201	311	Fair value of derivatives	230	—
		201	311		230	923
	Non-current Assets:			Non-current Liabilities:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	171	—
		—	—		171	—

Total derivatives designated as hedging instruments		$201	$311		$401	$923

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
		December 31,			December 31,
	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009

Derivatives not designated as hedging instruments:	Current Assets:			Current Liabilities:
Interest rate contracts	Fair value of derivatives	$1,941	$1,286	Fair value of derivatives	$—	$5,688
Commodity contracts	Fair value of derivatives	—	275	Fair value of derivatives	51	616
		1,941	1,561		51	6,304
	Non-current Assets:			Non-current Liabilities:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	3,930	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
		—	—		3,930	—
Total derivatives not designated as hedging instruments		$2,142	$1,561		$3,981	$6,304

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Years Ended December 31, 2010, 2009 and 2008

				Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Derivatives designated as hedging instruments
Interest rate contracts	(241)	$(1,854)	$(5,435)	Interest Expense	$(4,210)	$(7,345)	$—	Interest Expense	$—	$—	$—
Commodity contracts	143	14	4,219	Natural Gas Services Revenues	547	2,667	(2,819)	Natural Gas Services Revenues	70	(21)	(224)

Total derivatives designated as hedging instruments	$(98)	$(1,840)	$1,216		$(3,663)	$(4,678)	$(2,819)		$70	$(21)	$(224)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2010	2009	2008
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$(2,117)	$(547)	$(1,052)
Commodity contracts	Natural Gas Services Revenues	219	(1,863)	4,041
Total derivatives not designated as hedging instruments		$(1,898)	$(2,410)	$2,989

Amounts expected to be reclassified into earnings for the subsequent twelve month period are losses of $18 for interest rate cash flow hedges and gains of $1,608 for commodity cash flow hedges.

 (14)        RELATED PARTY TRANSACTIONS

As of December 31, 2010, Martin Resource Management owns 5,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 35.5% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2010 of approximately 35.5% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls our general partner, not to engage in the business of:

•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;

•	providing marine and other transportation of hydrocarbon products and by-products; and

•	manufacturing and marketing fertilizers and related sulfur-based products.

This restriction does not apply to:

•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

o	providing land transportation of various liquids,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

o	distributing fuel oil, sulfuric acid, marine fuel and other liquids,

o	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

o	operating a small crude oil gathering business in Stephens, Arkansas,

o	operating an underground NGL storage facility in Arcadia, Louisiana,

o	building and marketing sulfur processing equipment, and

o	developing an underground natural gas storage facility in Arcadia, Louisiana;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

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

Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million.  We reimbursed Martin Resource Management for $3.8, $3.5, and $2.9 million of indirect expenses for the years ending December 31, 2010, 2009, and 2008, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

License Provisions. Under the omnibus agreement, Martin Resource Management has granted us a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the conflicts committee of our general partner if such amendment would adversely affect the unitholders. The omnibus agreement was amended on November 24, 2009 to permit us to provide refining services to Martin Resource Management.  Such amendment was approved by the conflicts committee of our general partner.  The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on our behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

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

Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to modify certain fuel and insurance surcharges being charged to the Partnership.  The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.  The Partnership has the right to terminate this agreement at anytime by providing 90 days prior notice.  Under this agreement, Martin Transport, Inc. transports the Partnership’s NGL shipments as well as other liquid products. These rates are subject to any adjustment to which are mutually agreed or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

Revenues:	2010	2009	2008
Terminalling and storage	$46,823	$19,998	$18,362
Marine transportation	28,194	19,370	24,956
Product sales:
Natural gas services	7,686	238	4,024

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Sulfur services	7,146	5,445	22,631
Terminalling and storage	166	155	49
	14,998	5,838	26,704
	$90,015	$45,206	$70,022

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$79,321	$56,914	$92,322
Sulfur services	16,061	12,583	13,282
Terminalling and storage	298	287	533
	$95,680	$69,784	$106,137

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Operating expenses
Marine transportation	$26,730	$20,464	$22,586
Natural gas services	2,245	1,491	1,625
Sulfur services	5,271	4,496	3,737
Terminalling and storage	15,040	10,833	9,713
	$49,286	$37,284	$37,661

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Natural gas services	$4,729	$1,116	$880
Sulfur services	2,398	2,504	2,508
Indirect overhead allocation, net of reimbursement	3,791	3,542	2,896
	$10,918	$7,162	$6,284

On December 22, 2010, the Partnership acquired a 60,000 bbl offshore tank barge from Martin Resource Management for a total purchase price of $17,000.  The Partnership paid cash in the amount of $9,600 and assumed a note payable to a third party for $7,400.  The net book value of the acquired assets was $16,805 and was recorded in property, plant, and equipment.  The remaining $195 was recorded as a distribution to Martin Resource Management.

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

The amount of related party interest expense reflected in the consolidated financial statement is $0, $872 and $1,656 for the years ending December 31, 2010, 2009 and 2008, respectively.

(15)         PARTNERS’ CAPITAL

As of December 31, 2010, partners’ capital consists of 17,707,832 common limited partner units, representing a 93.3% partnership interest, 889,444 subordinated limited partner units, representing 4.7% partnership interest and a 2% general partner interest.  Martin Resource Management through a subsidiary, owned an approximate 34.7% limited partnership interest consisting of 5,703,823 common limited partner units and 889,444 subordinated limited partner units and a 2% general partner interest.

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

(16)         GAIN ON DISPOSAL OF ASSETS

On April 30, 2009, the Partnership sold certain assets comprising the Mont Belvieu railcar unloading facility, which yielded net proceeds from the sale in the amount of $19,610. The assets sold related to twenty railcar spaces and a newly constructed major expansion that had not been placed in operation. The disposition was comprised of property, plant and equipment and allocated goodwill included in the Partnership’s terminalling segment with an aggregate carrying value of $14,329. This transaction yielded a gain on the sale of property, plant, and equipment in the amount of $5,281. The gain is included in “other operating income” in the consolidated statement of operations for the year ending December 31, 2009.

In September 2010, the Partnership received $349 from an indemnity escrow.  The gain is included in “other operating income” in the consolidated statement of operations for the year ending December 31, 2010.  Additionally, the Partnership expects to receive payment of $375 in April 2012, which represents payment from an indemnity escrow resulting from the sale. The Partnership expects to record this amount as a gain in the respective quarter.  The Partnership paid down the outstanding revolving loans under its credit facility with the net cash proceeds from this sale of assets. The amount paid down is available for future borrowings under the revolving credit facility.

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

The most significant damage to the Partnership’s assets was sustained at the Neches location.  Property damage also occurred at the Partnership’s Galveston, Sabine Pass, Intracoastal City, Cameron East, Cameron West, Freeport, Venice, Port Fourchon, Stanolind, Mont Belvieu, and Spindletop locations.  Based on an analysis of the damage as performed by the Partnership estimated its non-cash charge as $1,207 for all locations which is equal to the net-book value of the damaged assets.  A receivable was established for the expected insurance recovery equal to the impairment charge and for all expenditures related to water damage less the for mentioned deductible.

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

(18)         INCOME TAXES

The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners.  Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below.  Woodlawn, a subsidiary of the Partnership, is subject to income taxes due to its corporate structure.  A current federal income tax benefit of $ 0 and $1,061 and a current federal income tax expense of $239, related to the operation of the subsidiary, were recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities.  The basis differences are primarily related to property, plant and equipment.

The activities of the Cross assets prior to the acquisition by the Partnership were subject to federal and state income taxes.  Accordingly, income taxes have been included in the Cross assets operating results for 2008 and the period from January 1, 2009 through November 24, 2009.  Related payables/receivables are included in Due to affiliates and Other current assets, respectively, on the consolidated balance sheet.

A deferred tax benefit of $415 and a deferred tax expense of $294 and $2,442 related to the Woodlawn basis differences and the basis differences of the Cross assets was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  A deferred tax liability of $ 8,213 and $8,628 related to these basis differences existed at December 31, 2010 and 2009, respectively.  A deferred tax asset related to the activities of the Cross assets of $165 is included in Other current assets at December 31, 2008.

In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial.   State income taxes attributable to the Texas margin tax of $932, $422 and $749 were recorded in income tax expense for the years ended December 31, 2010, 2009 and 2008, respectively.

An income tax receivable of $760 is included in Other current assets at December 31, 2010 and 2009.  An income tax liability of $811, $454 and $414 existed at December 31, 2010, 2009  and 2008, respectively.

The components of income tax expense (benefit) from operations recorded for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current:
Federal	$—	$(311)	$(1,879)
State	932	609	835
	932	298	(1,044)
Deferred:
Federal	(415)	294	2,442
	$517	$592	$1,398

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

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures

Year ended December 31, 2010:
Terminalling and storage	$119,270	$(4,354)	$114,916	$16,650	$14,256	$6,996
Natural gas services	554,482	—	554,482	5,023	5,616	1,645
Sulfur services	165,078	—	165,078	6,262	20,166	7,107
Marine transportation	82,635	(4,993)	77,642	12,721	6,524	2,159
Indirect selling, general, and administrative	—	—	—	—	(6,386)	—

Total	$921,465	$(9,347)	$912,118	$40,656	$40,176	$17,907

Year ended December 31, 2009:
Terminalling and storage	$109,513	$(4,219)	$105,294	$15,717	$17,899	$18,404
Natural gas services	408,989	(7)	408,982	4,527	5,666	5,010
Sulfur services	79,631	(2)	79,629	6,151	13,776	7,909
Marine transportation	72,103	(3,623)	68,480	13,111	3,156	4,523
Indirect selling, general, and administrative	—	—	—	—	(6,077)	—

Total	$670,236	$(7,851)	$662,385	$39,506	$34,420	$35,846

Year ended December 31, 2008:
Terminalling and storage	$122,960	$(4,189)	$118,771	$12,947	$11,399	$31,439
Natural gas services	679,375	—	679,375	4,067	3,725	9,565
Sulfur services	372,987	(1,038)	371,949	5,751	37,180	6,884
Marine transportation	80,059	(3,710)	76,349	12,128	5,570	53,562
Indirect selling, general, and administrative	—	—	—	—	(5,510)	—

Total	$1,255,381	$(8,937)	$1,246,444	$34,893	$52,364	$101,450
The following table reconciles operating income to net income:

	Year Ended December 31,
	2010	2009	2008
Operating income	$40,176	$34,420	$52,364
Equity in earnings of unconsolidated entities	9,792	7,044	13,224
Interest expense	(33,716)	(18,995)	(21,433)
Other, net	287	326	801
Income taxes	(517)	(592)	(1,398)
Net income	$16,022	$22,203	$43,558

Revenues from one customer in the Natural gas services segment were $92,265, $72,492 and $103,424 for the years ended December 31, 2010, 2009 and 2008, respectively.

Total assets by segment at December 31, 2010 and 2009 are as follows:

	2010	2009
Total assets:
Terminalling and storage	$188,234	$178,941
Natural gas services	314,815	256,397
Sulfur services	138,224	110,953

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

	2010	2009
Marine transportation	144,205	139,648
Total assets	$785,478	$685,939

Investments in unconsolidated entities totaled $98,217 and $80,582 at December 31, 2010 and 2009, respectively, and are included in the natural gas services segment.

(20)         QUARTERLY FINANCIAL INFORMATION

CONSOLIDATED QUARTERLY INCOME STATEMENT INFORMATION

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2010
Revenues	$242,676	$211,944	$195,387	$262,141
Operating Income	7,563	9,102	7,703	15,808
Equity in earnings of unconsolidated entities	2,176	2,342	2,951	2,323
Net income	1,771	3,075	4,636	6,540
Net income per limited partner unit ²	$0.04	$0.10	$0.19	$0.30

	First¹ Quarter	Second¹ Quarter	Third¹ Quarter	Fourth¹ Quarter
	(Dollar in thousands, except per unit amounts)
2009
Revenues	$163,051	$139,201	$159,272	$200,861
Operating Income	7,906	15,958	6,062	4,494
Equity in earnings of unconsolidated entities	2,059	1,028	2,139	1,818
Net income	5,213	10,760	4,274	1,956
Net income per limited partner unit ²	$0.28	$0.48	$0.26	$0.13

	First¹ Quarter	Second¹ Quarter	Third¹ Quarter	Fourth¹ Quarter
	(Dollar in thousands, except per unit amounts)
2008
Revenues	$318,839	$318,649	$372,856	$236,100
Operating Income	7,553	6,513	16,707	21,591
Equity in earnings of unconsolidated entities	3,510	4,372	3,503	1,839
Net income	7,066	5,328	14,136	17,028
Net income per limited partner unit ²	$0.51	$0.25	$0.88	$1.08

¹ Financial information for 2008 and for the period January 1, 2009 through November 24, 2009 has been revised to include results attributable to the Cross assets   See Note 2(a) — Principles of Presentation and Consolidation

² Net income per limited partner unit is calculated as net income attributable to the limited partners, which excludes income attributable to the Cross assets   See Note 2(o) — Net Income per Unit

(21)         COMMITMENTS AND CONTINGENCIES

As a result of a routine inspection by the U.S. Coast Guard of the Partnership’s tug Martin Explorer at the Freeport Sulfur Dock Terminal in Tampa, Florida, the Partnership was informed that an investigation was commenced concerning a possible violation of the Act to Prevent Pollution from Ships, 33 USC 1901, et. seq., and the MARPOL Protocol 73/78 during the fourth quarter of 2007.  The Partnership cooperated with the investigation and no formal charges, fines and/or penalties have been asserted against the Partnership.  Counsel representing the Partnership in this matter has informed the Partnership that the investigation is now finished and the matter has been closed.

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

On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment.  The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant.  The Plaintiff petitioned the Supreme Court of Texas to hear his appeal from the Appellate Court, but no further action has been taken by the parties or the courts.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  As of March 2, 2011, this lawsuit is set to go to trial in July 2011.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.  Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.

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

(23)          SUBSEQUENT EVENTS

Acquisition of Certain Terminalling Assets.  On January 31, 2011, the Partnership acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36,500.  The net book value of the acquired assets was recorded in property, plant and equipment.  These assets are located across the Louisiana Gulf Coast.  This acquisition was funded by borrowings under the Partnership’s revolving loan facility.

Public Offering.     On February 9, 2011, the Partnership completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Following this offering, the common units represented a 95.7% limited partnership interest in the Partnership.  Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70,650.  The Partnership’s general partner contributed $1,505 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  On February 9, 2011, the Partnership made a $65,500 payment to reduce the outstanding balance under its revolving credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)           Management’s Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing on page 78.

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

On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment.  The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant.  The Plaintiff petitioned the Supreme Court of Texas to hear his appeal from the Appellate Court, but no further action has been taken by the parties or the courts.

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management.  The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley M. Skelton and Robert D. Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  As of March 2, 2011, this lawsuit is set to go to trial in July 2011.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2009 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.   Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million.  On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment.

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

Three directors of our general partner serve on a Conflicts Committee to review specific matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ; provided, however that a director with a family member who is a partner with a foreign affiliate in the international cooperative of our registered independent public accounting firm shall be deemed to meet such independence standards if such director meets all other independence standards of NASDAQ and the board of our general partner affirmatively determines that such family relationship will not impair such director’s independent judgment as a member of the Conflicts Committee.   Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.  The current members of our Conflicts Committee, nominating committee and compensation committee are outside directors, Joe N. Averett, Jr., C. Scott Massey and Charles H. Still, all of whom meet the independence standards established by NASDAQ, except as referenced above.

The audit committee reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls.   The current members of our audit committee are outside directors, C. Scott Massey, Howard Hackney and Charles H. Still, all of whom meet the independence standards established by NASDAQ.

The compensation committee oversees compensation decisions for the officers of our general partner as well as the compensation plans described below.  The current members of our compensation committee are our outside directors, Joe N. Averett, Jr., C. Scott Massey, Howard Hackney and Charles H. Still.

The current members of our nominating committee are our outside directors, Joe N. Averett, Jr, Howard Hackney and Charles H. Still.

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

Name	Age	Position with the General Partner

Ruben S. Martin	59	President, Chief Executive Officer and Director
Robert D. Bondurant	52	Executive Vice President and Chief Financial Officer
Donald R. Neumeyer	63	Executive Vice President and Chief Operating Officer
Wesley M. Skelton	63	Executive Vice President, Chief Administrative Officer and Controller
Randy Tauscher	45	Executive Vice President
Chris Booth	41	Vice President, General Counsel and Secretary
C. Scott Massey	58	Director
Howard Hackney	71	Director
Joe N. Averett, Jr.	68	Director
Charles H. Still	68	Director

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

Howard Hackney serves as a member of the Board of Directors of our general partner. Mr. Hackney has served as a Director since May 2005. Mr. Hackney currently serves as a director of Texas Bank and Trust of Longview, Texas and Federal Home Loan Bank of Dallas, Texas, where he is the Chairman of the Audit Committee and a member of the Executive  and Human Resources Committees.  His past experience includes service as the President of Texas Bank and Trust of Longview, Texas, President of Bank One of Longview, Texas, President and a director of Merchant and Planters National Bank of Sherman, Texas and Executive Vice President and a director of Capital National Bank of Houston, Texas. Mr. Hackney received a BBA and MBA from Southern Methodist University.  Mr. Hackney was selected to serve as a director on our general partner’s Board of Directors due to his business and financial expertise, which is a product of his extensive finance and management background.

Joe N. Averett, Jr. serves as a member of the Board of Directors of our general partner. Mr. Averett has served as a Director since June 2010. Mr. Averett has served as served on the board of directors of Penn Virginia Corporation and Capital One Mutual Funds. He was the president and chief executive officer of Crystal Gas Storage, Inc., a provider of natural gas storage, from 1985 to 2003. Prior to joining Crystal Gas Storage, Inc., Mr. Averett was the chief financial officer of P&O Falco, Inc., and Langham Petroleum.  Mr. Averett was also the treasurer and chief financing officer for the Pennzoil Company. Mr. Averett has also served in Washington, D.C., as the United States Presidential Executive in the Treasury Department, Office of the Secretary, tasked with economic policy. Mr. Averett holds a BBA in finance from Texas A&M University.  Mr. Averett was selected to serve as a director on our general partner’s Board of Directors due to his extensive business experience.

Charles H. Still serves as a member of the Board of Directors of our general partner. Mr. Still has served as a Director since July 2010.  Mr. Still is a partner and head of the Houston corporate practice group in the law firm Kelly Hart & Hallman LLP, having more than 40 years of experience in multiple aspects of corporate law. Prior to joining Kelly Hart & Hallman LLP in 2008, Mr. Still was an associate and partner in the law firm Fulbright & Jaworski L.L.P. from 1968 until his retirement in 2008.  Mr. Still is currently on the board of directors of OYO Geospace Corporation. Mr. Still holds a J.D. from the University of Texas School of Law and a B.B.A. in accounting from Texas Tech University. He is an Adjunct Professor of Law at the University of Texas School of Law.  Mr. Still was selected to serve as a director on our general partner’s Board of Directors due to his extensive corporate legal experience.

Independence of Directors

Messrs. Massey, Hackney, and Still qualify as “independent” in accordance with the published listing requirements of NASDAQ and applicable securities laws.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us.  In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Meetings and Committees

From January 1, 2010 to December 31, 2010, the Board of Directors of our general partner held 17 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference.  Additionally, the Board of Directors undertook action five times during 2010 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the Board of Directors of our general partner.  The Board of Directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at www.martinmidstream.com under the “Governance” section.  The current members of the committees, the number of meetings held by each committee from January 1, 2010 to December 31, 2010, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (8 meetings).  The members of the Conflicts Committee are Messrs. Averett (chairman), Massey and Still.  All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above.  The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest.  The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ; provided, however that a director with a family member who is a partner with a foreign affiliate in the international cooperative of our registered independent public accounting firm shall be deemed to meet such independence standards if such director meets all other independence standards of NASDAQ and the board of our general partner affirmatively determines that such family relationship will not impair such director’s independent judgment as a member of the Conflicts Committee.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (4 meetings).  The members of the audit committee are Messrs. Massey (chairman), Still and Hackney.  All of the members attended all meetings of the audit committee for the period noted above.  The primary responsibilities of the audit committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.  The members of the Audit Committee of the Board of Directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director.  C. Scott Massey is the independent director who has been determined to be an audit committee financial expert.  Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Compensation Committee (3 meetings).  The members of the compensation committee are Messrs. Hackney (chairman), Massey, Still and Averett.  The primary responsibility of the compensation committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

Nominating Committee (5 meetings).  The members of the nominating committee are Messrs. Still (chairman), Averett and Hackney.  The primary responsibility of the nominating committee is to select and recommend nominees for election to the Board of Directors of our general partner.

Compensation of Directors

Officers of our general partner who also serve as directors will not receive additional compensation.  Non-employee directors of our general partner are entitled to receive total annual retainer fees of $35,000.  All directors of our general partner are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof.  Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

On August 2, 2010, we issued 1,500 restricted common units to each of two new independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 375 units on January 24, 2011, 2012, 2013 and 2014, respectively.  On May 3, 2010, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2011, 2012, 2013 and 2014, respectively.  On August 3, 2009, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively.  On May 5, 2008, we issued 1,000 restricted common units to each of its three independent, non-employee directors under its long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012.  On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively.  On January 24, 2006, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2007, 2008, 2009 and 2010, respectively.

Compensation Committee Interlocks and Insider Participation

In addition to the current members of the compensation committee of our general partner that are identified above , John Gaylord served on the compensation committee until his resignation in May 2010.  Other than these independent directors, no other officer or employee of our general partner or its subsidiaries is a member of the compensation committee.  Employees of Martin Resource Management, through our general partner, are the individuals who work on our matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors and officers, and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2010, except as follows: five reports on Form 4 following the sale of common units by subsidiaries of Martin Resource Management Corporation in August 2010 were filed late by each of Martin Resource LLC, Cross Oil Refining and Marketing, Inc., Martin Resource Management Corporation, Ruben Martin and Scott Martin, and one report on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management was filed late by Scott Martin.  In addition, two reports on Form 4 following allocations pursuant to a benefit plan of Martin Resource Management were not filed by Scott Martin.

Reimbursement of Expenses of our General Partner

Our general partner does not receive a management fee or other compensation for its management of our partnership.  However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf.  All direct general and administrative expenses are charged to us as incurred.  We reimbursed Martin Resource Management for $81.7 million of direct costs and expenses for the twelve months ended December 31, 2010 compared to $63.1 million for the twelve months ended December 31, 2009.   There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5 and $2.9 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.  Please read “Item 13.  Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2010, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the “Named Executive Officers”).  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement. Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5 and $2.9  million, respectively, reflecting our allocable share of such expenses. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement” for a discussion of the omnibus agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2010, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Determination of 2010 Compensation Amounts

With respect to compensation objectives and decisions regarding the Named Executive Officers during 2010, Martin Resource Management took note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Martin Resource Management analyzed the compensation of similarly situated employees of the general partners or sponsors of Amerigas Partners LP, Atlas Pipeline Partners LP, Boardwalk Pipeline Partners LP, Buckeye GP Holdings L.P., Calumet Specialty Products Partners, Copano Energy L.L.C., Crosstex Energy LP, DCP Midstream LP, Ferrell Gas Partners LP, Genesis Energy LP, Global Partners LP, Hiland Partners LP, Inergy LP, Magellan Midstream Partners LP, Markwest Energy Partners LP, Oneok Partners LP, Regency Energy Partners LP, Star Gas Partners LP and Suburban Propane Partners LP. In addition, Martin Resource Management engaged the services of the internationally recognized Hay Group in analyzing compensation for its executive officers, including the Named Executive Officers.  However, Martin Resource Management does not “benchmark” its compensation packages, and the ultimate determination of any compensation is subject to the discretion of Martin Resource Management’s compensation committee, and ultimately, its Chief Executive Officer.

During 2010, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries and in one case, a cash award, based upon their service to us.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our omnibus agreement with Martin Resource Management, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 16.8% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2010.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 19% to 60%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Donald Neumeyer, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Wesley Skelton, an Executive Vice President, Controller and Chief Administrative Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President of our general partner and Mr. Chris Booth, the Vice President, General Counsel and Secretary of our general partner.  Annual base salaries of the Named Executive Officers were not increased in 2010 by Martin Resource Management.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.  A discretionary annual cash award was granted by Martin Resource Management to Mr. Tauscher based upon the substantial amount of time he devoted to us in 2010. This was the only such award granted in 2010.

Employee Benefit Plan Awards and Other Compensation. No employee benefit plan awards or other  compensation were granted to the Named Executive Officers in 2010 based upon their service to us.

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

On August 2, 2010, we issued 1,500 restricted common units to each of two new independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 375 units on January 24, 2011, 2012, 2013 and 2014, respectively.  On May 3, 2010, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2011, 2012, 2013 and 2014, respectively.  On August 3, 2009, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2010, 2011, 2012 and 2013, respectively.  On May 5, 2008, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2009, 2010, 2011 and 2012, respectively.  On May 3, 2007, we issued 1,000 restricted common units to each of our three independent, non-employee, directors under our long-term incentive plan. These restricted common units vest in equal installments of 250 units on January 24, 2008, 2009, 2010 and 2011, respectively.  On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors. These restricted common units vest in equal installments of 250 units on each of the four anniversaries following the grant date.  All equity-based awards under our long-term incentive plan given to our independent directors were approved by the compensation committee.

Unit Options.  The long-term incentive plan currently permits the grant of options covering common units. As of March 2, 2011, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Any common stock of Martin Resource Management received under this phantom stock plan cannot be pledged or encumbered. The recipient must sign an agreement waiving any voting rights with respect to shares received under this plan.  Cash distributions are paid in lump-sum or in five equal annual installment, at the election of the employee. A put option, exercisable at the then fair market value of the common stock, is exercisable by the employee in the event Martin Resource Management is sold prior to an employee’s election to receive common stock or cash.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the periods from January 1, 2010 to December 31, 2010, January 1, 2009 to December 31, 2009 and January 1, 2008 to December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total Compensation
Ruben S. MartinPresident and Chief Executive Officer	2010	$100,099	$-	$100,099
	2009	$91,579	$-	$91,579
	2008	$73,500	$-	$73,500
Robert D. BondurantExecutive Vice Presidentand Chief Financial Officer	2010	$53,857	$-	$53,857
	2009	$40,972	$-	$40,972
	2008	$38,040	$-	$38,040
Donald R. NeumeyerExecutive Vice President and Chief Operating Officer	2010	$52,653	$-	$52,653
	2009	$44,296	$-	$44,296
	2008	$37,283	$-	$37,283
Wesley M. SkeltonExecutive Vice President, Controller and Chief Administrative Officer	2010	$117,404	$-	$117,404
	2009	$118,544	$-	$118,544
	2008	$108,358	$-	$108,358
Randall L. TauscherExecutive Vice President	2010	$163,644	$107,500	$271,144
	2009	$242,282	$120,000	$363,282
	2008	$300,000	$300,000	$600,000
Chris H. BoothVice President, General Counsel and Secretary	2010	$86,830	$-	$86,830
	2009	$82,225	$-	$82,225
	2008	$77,625	$-	$77,625

Director Compensation

As a partnership, we are managed by our general partner.  The board of directors of our general partner performs for us the functions of a board of directors of a business corporation. We are allocated 100 percent of the director compensation of these board members.  Martin Resource Management employees who are a member of the board of directors of our general partner do not receive any additional compensation for serving in such capacity.  The following table sets forth the compensation of our board members for the period from January 1, 2010 through December 31, 2010.

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)(¹,²)		Total ($)
Ruben S. Martin	N/A	N/A		N/A
John P. Gaylord	$17,500	$32,400	¹	$49,900
C. Scott Massey	$35,000	$32,400	¹	$67,400
Howard Hackney	$35,000	$32,400	¹	$67,400
Joe N. Averett, Jr.	$17,500	$49,920	²	$67,420
Charles H. “Hank” Still	$17,500	$49,920	²	$67,420
____________
(1)
On May 3, 2010, we issued 1,000 restricted common units to each of our three non-employee, directors, John P. Gaylord, C. Scott Massey and Howard Hackney,  under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2011, 2012, 2013 and 2014, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, May 3, 2010, by the number of restricted common units granted to each director.

(2)
On August 2, 2010, we issued 1,500 restricted common units to each of two new non-employee, directors, Joe N. Averett, Jr and Charles H. “Hank” Still, under our long-term incentive plan.  These restricted common units vest in equal installments of 375 units on January 24, 2011, 2012, 2013 and 2014, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant, August 2, 2010, by the number of restricted common units granted to each director.

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

/s/ Howard Hackney
Howard Hackney, Committee Chair

/s/ Joe N. Averett, Jr.
Joe N. Averett Jr.

/s/ C. Scott Massey
C. Scott Massey

/s/ Charles H. Still
Charles H. Still

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our units as of March 2, 2011 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(2)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned(2)
Martin Resource Management Corporation(3)	5,703,823	29.1%	889,444	100%	32.2%
Martin Resource LLC(3)	5,703,823	29.1%	—	100%	27.9%
Cross Refining & Marketing Inc.(3)	—	—	889,444	100%	4.3%
Scott D. Martin(5)	5,717,480	29.2%	889,444	100%	27.9%
Keeneland Capital LLC	5,703,823	29.1%	889,444	100%	27.9%
KCM LLC	5,703,823	29.1%	889,444	100%	27.9%
Ruben S. Martin(4)	5,758,137	29.4%	889,444	100%	32.5%
Donald R. Neumeyer	4,636	—	—	—	—
Wesley M. Skelton	4,016	—	—	—	—
Robert D. Bondurant	12,277	—	—	—	—
Chris Booth	2,106	—	—	—	—
Randall Tauscher	8,456	—	—	—	—
C. Scott Massey(6)(7)	9,500	—	—	—	—
Howard Hackney(6)	5,000	—	—	—	—
Joe N. Averett, Jr.(6)	3,000	—	—	—	—
Charles H. Still(6)	1,800	—	—	—	—
All directors and executive officers as a group (10 persons)(9)	5,808,928	29.7%	889,444	100%	32.7%
____________

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)
Martin Resource Management Corporation is the owner of Martin Resource LLC and Cross Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC and the common and subordinated units held by Cross Refining & Marketing Inc.  The 5,703,823 common units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC have been pledged as security to a third party to secure payment for a loan made by such third party.  The 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Cross Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(4)
Includes 5,703,823 common units and 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC and Cross Oil Refining & Marketing, Inc.  Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 23.7% of the voting stock thereof and serves as its Chairman of the Board and President.  As a result, Ruben S. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(5)
Includes 5,703,823 common units and 889,444 subordinated units beneficially owned by Martin Resource Management Corporation through its ownership of Martin Resource LLC and Cross Oil Refining & Marketing, Inc.  Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 28.0% of the voting stock thereof.  As a result, Scott D. Martin may be deemed to be the beneficial owner of the common units and the subordinated units owned by Martin Resource Management Corporation.

(6)
On August 2, 2010, we issued 1,500 restricted common units to each of two new non -employee directors. These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.

On May 3, 2010, we issued 1,000 restricted common units to each of its non-employee directors.  These units vest in 25% increments beginning in January 2011 and will be fully vested in January 2014.

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

On May 3, 2007, we issued 1,000 restricted common units to each of our three independent directors. These units vest in 25% increments beginning in January 2008 and were fully vested in January 2011.

On January 24, 2006, we issued 1,000 restricted common units to each of our three independent directors.  These units vest in 25% increments beginning in January 2007 and were fully vested in January 2010.

(7)	Mr. Massey may be deemed to be the beneficial owner of 500 common units held by his wife.

(8)
Based on a Schedule 13G (Amendment No. 6), dated October 20, 2010 filed by Kayne Anderson Capital Advisors, L.P. with the United States Securities and Exchange Commission.  The filing is made jointly with Richard A. Kayne.  The filers report that they have shared voting power with respect to the 871,007 common units.  The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(9)
The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units and subordinated units beneficially owned by Martin Resource Management Corporation as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management Corporation owns our general partner and, together with our general partner, owns approximately 32.2% of our outstanding limited partner units as of March 2, 2011.  The table below sets forth information as of March 2, 2011 concerning (i) each person owning beneficially in excess of 5% of common stock of Martin Resource Management Corporation, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management Corporation, (b) each executive officer of Martin Resource Management Corporation, and (c) all such executive officers and directors of Martin Resource Management Corporation as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding

Martin Resource Management Corporation Employee Stock Ownership Trust (2)	1,922.00	17.5%
CNRT LLC (3)	2,266.67	20.7%
RSM III Investments, Ltd. (4).	2,266.67	20.7%
Ruben S. Martin III Dynasty Trust (5)	640.00	5.8%
SKM Partnership, Ltd. (6)	2,560.00	23.4%
Keeneland Capital LLC(	4,472.00	40.8%
KCM LLC	4,472.00	40.8%
Scott D. Martin (6) (7)	3,065.00	28.0%
Martin Transport, Inc. (7)	40.00	*
Ruben S. Martin (3) (7) (8)	2,601.00	23.7%
Wesley M. Skelton (2) (10)(11) (12)	2,030.00	18.6%
Robert D. Bondurant (10) (11) (12)	200.00	1.8%
Donald R. Neumeyer (10) (11) (12)	116.00	1.1%
Randall L. Tauscher (10)(12)	85.00	*
Executive officers and directors as a group (5 individuals)	5,032.00	45.9%
_____________

*  Represents less than 1.0%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
Wesley M. Skelton is a co-trustee of the Martin Resource Management Corporation Employee Stock Ownership Trust and exercises shared control over the voting and disposition of the securities owned by this trust.  As a result, he may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by him includes the 1,922 shares owned by such trust.  Mr. Skelton disclaims beneficial ownership of these 1,922 shares.

(3)
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

(4)	RSM III Investments Ltd. is the sole member of CNRT LLC and, as such, may be deemed to be the beneficial owner of the securities owned by CNRT LLC.

(5)
Bill Bankston is the trustee of the Ruben S. Martin III Dynasty Trust and exercises control over the voting and disposition of the securities owned by the trust.  As a result, he may be deemed to be the beneficial owner of the securities held by the trust.  These 640 shares have been pledged as security to a third party to secure payment for a loan made by such third party.

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

(7)
Ruben S. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 23.7% of the voting stock thereof and serves as its Chairman of the Board and President.  Scott D. Martin beneficially owns securities in Martin Resource Management Corporation representing approximately 28.0% of the voting stock thereof.  Martin Transport, Inc. is a wholly owned subsidiary of Martin Resource Management Corporation.  As a result, Ruben S. Martin may be deemed to be the beneficial owner of the securities held by Martin Transport, Inc.; thus, the number of shares of common stock reported herein as beneficially owned by Ruben S. Martin includes the 40 shares owned by Martin Transport, Inc.

(8)	Ruben S. Martin directly owns 294.33 shares of common stock.

(9)	Scott D. Martin directly owns 505 shares of common stock.

(10)
Messrs. Neumeyer, Skelton, Bondurant and Tauscher each have the right to acquire 30, 30, 50, and 50 shares, respectively, by virtue of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(11)
Messrs. Neumeyer, Skelton and Bondurant own securities in Martin Resource Martin Corporation of 36, 28 and 100 shares of common stock, respectively, obtained by the exercise of options issued under Martin Resource Management Corporation’s nonqualified stock option plan.

(12)
Messrs. Neumeyer, Skelton, Bondurant and Tauscher own securities in Martin Resource Martin Corporation of 50, 50, 50 and 35, restricted common shares, respectively,  representing shares by virtue of restricted stock issued under Martin Resource Management Corporation’s 2007 Long-Term Incentive Plan.

(13)
KCM LLC owns 1,407 shares of Martin Resource Management Corporation and holds options to purchase additional shares from Scott D. Martin; thus, the number of shares of common stock reported herein as beneficially owned by KCM LLC includes the 505 shares owned by Scott D. Martin.

(14)
KCM LLC owns 1,407 shares of Martin Resource Management Corporation and holds options to purchase additional shares from SKM Partnership Ltd.; thus, the number of shares of common stock reported herein as beneficially owned by KCM LLC includes the 2,560 shares owned by such entity.

(15)	Keeneland Capital LLC is the sole member of KCM LLC and, as such, may be deemed to be the beneficial owner of the securities owned by KCM LLC.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	0	$0	709,500
Total	0	$0	709,500
_________________
(1)
Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.

On August 2, 2010, we issued 1,500 restricted common units to each of two new independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 375 units on January 24, 2011, 2012, 2013 and 2014, respectively.

On May 3, 2010, we issued 1,000 restricted common units to each of our three independent, non-employee directors under our long-term incentive plan.  These restricted common units vest in equal installments of 250 units on January 24, 2011, 2012, 2013 and 2014, respectively.

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

Martin Resource Management owns 5,703,823 of our common units and 889,444 subordinated units collectively representing approximately 32.2% of our outstanding limited partnership units as of March 2, 2011.  Our general partner is a wholly-owned subsidiary of Martin Resource Management.  Our general partner owns a 2.0% general partner interest in us and our incentive distribution rights.  Our general partner’s ability, as general partner, to manage and operate us, and Martin Resource Management’s ownership of approximately 32.2% of our outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $0.8 million on its 2.0% general partner interest.

Payments to our general partner and its affiliates
Martin Resource Management is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf.  The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us.  Our general partner has sole discretion in determining the amount of these expenses.  In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.  Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5 and $2.9 million, respectively, reflecting our allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  Please read “Agreements — Omnibus Agreement” below.

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

•	providing terminalling and storage services for hydrocarbon products and by-products;

•	providing marine transportation of hydrocarbon products and by-products;

•	distributing NGLs; and

•	manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

•	providing land transportation of various liquids,

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

•	operating a small crude oil gathering business in Stephens, Arkansas,

•	operating an underground NGL storage facility in Arcadia, Louisiana,

•	building and marketing of sulfur processing equipment,

•	developing an underground natural gas storage facility in Arcadia, Louisiana,

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

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

Services.  Under the omnibus agreement, Martin Resource Management provides us with corporate staff and support services that are substantially identical in nature and quality to the services previously provided by Martin Resource Management in connection with its management and operation of our assets during the one-year period prior to the date of the agreement. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.  In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.  Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2010, 2009 and 2008, the Conflicts Committee of our general partner approved reimbursement amounts of $3.8, $3.5 and $2.9 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however that it may not be amended without the approval of the Conflicts Committee of our general partner if such amendment would adversely affect the unitholders.  The omnibus agreement was amended on November 24, 2009 to permit us to provide refining services to Martin Resource Management.  Such amendment was approved by the conflicts committee of our general partner.  The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which we will reimburse Martin Resource Management for general and administrative services performed on our behalf, will terminate if we are no longer an affiliate of Martin Resource Management.

Motor Carrier Agreement

We are a party to a motor carrier agreement effective January 1, 2006 with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations.  This agreement replaced a prior agreement effective November 1, 2002 between us and Martin Transport, Inc. for land transportation services.  Under the agreement, Martin Transport,  Inc. agreed to ship our NGL shipments as well as other liquid products.

Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to modify certain fuel and insurance surcharges being charged to us.  The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.  We have the right to terminate this agreement at anytime by providing 90 days prior notice. Under this agreement, Martin Transport, Inc. transports our NGL shipments as well as other liquid products. These rates are subject to any adjustment to which are mutually agreed or in accordance with a price index.  Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

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

Other Agreements

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement. We are a party to an agreement under which we provide terminal services to Martin Resource Management.  This agreement was amended and restated as of October 27, 2004 and was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to-month basis until either party terminates the agreement by giving 60 days written notice.  The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.

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

Marine Agreements

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

Other Related Party Transactions

2011 Public Offering. On February 9, 2011, we completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Following this offering, the common units represented a 95.7% limited partnership interest in us.  Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70.7 million.  Our general partner contributed $1.5 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.

2010 Public Offerings.  In February 2010, we completed a public offering of 1,650,000 common units, resulting in net proceeds of $50.6 million, after payment of underwriters’ discounts, commissions and offering expenses.  Our general partner contributed $1.1 million in cash to us in conjunction with the offering in order to maintain its 2% general partner interest in us.  The net proceeds were used to pay down revolving debt under our credit facility.

On August 17, 2010, we completed a public offering of 1.0 million common units resulting in net proceeds of approximately $28.1 million after payment of underwriters’ discounts.  We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering.   Martin Resource Management reimbursed us for our payments of commissions and offering expenses.   As a result of these transactions, our general partner was not required to contribute cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.

Acquisition of Certain Terminalling Assets.  On January 31, 2011, we acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36.5 million.  The net book value of the acquired assets was recorded in property, plant and equipment.  These assets are located across the Louisiana Gulf Coast.

Acquisition of Offshore Tank Barge.   On December 22, 2010, we acquired a 60,000 bbl offshore tank barge from Martin Resource Management for a total purchase price of $17.0 million.  We paid cash in the amount of $9.6 million and assumed a note payable to a third party for $7.4 million.  The net book value of the acquired assets was $16.8 million and was recorded in property, plant, and equipment.  The remaining $0.2 million was recorded as a distribution to Martin Resource Management.

Acquisition of Terminalling Assets.   On August 26, 2010, we acquired certain shore-based marine terminalling assets from Martin Resource Management for $11,700.  The net book value of the acquired assets was $7.3 million and was recorded in property, plant and equipment.   The remaining $4.4 million was recorded as a distribution to Martin Resource Management.  These assets are located in Theodore, Alabama and Pascagoula, Mississippi.

Acquisition by Waskom of the Harrison Pipeline System.  On January 15, 2010, we, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“WGPC”), through WGPC’s wholly owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System.  Our share of the acquisition cost is approximately $20.0 million.

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

Waskom Agreements.  Prism Gas is a party to a product purchase agreement and a gas processing agreement with Waskom whereby Prism Gas purchases product from and supplies product to Waskom.  These intercompany transactions totaled approximately $70.3 million for the year ended December 31, 2010.  In addition, Prism Gas provides certain administrative services for Waskom pursuant to Waskom’s partnership agreement.

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner's board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction. If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

Item 14.	Principal Accounting Fees and Services

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2010 and 2009.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2010		2009

Audit fees	$1,122,800	(1)	$795,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,122,800		795,000

Tax fees	117,730	(2)	105,765	(2)
All other fees	—		—
Total fees	$1,240,530		$900,765
_________________
(1)
2010 and 2009 audit fees include fees for the annual integrated audit, the audit of Waskom Gas Processing Company, the audit of Martin Midstream GP LLC and fees related to services in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1’s returns, and research and consultations on other tax related matters.

Under policies and procedures established by the board of directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG LLP in years ended December 31, 2010 and December 31, 2009 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Capital for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

(2)	Financial Statements of Waskom Gas Processing Company for the year ended December 31, 2010, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)           Exhibits

Reference is made to the Index to Exhibits beginning on page 151 for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P.
(Registrant)

	By:	Martin Midstream GP LLC
It’s General Partner

Date: March 2, 2011		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March, 2011.

Signature	Title

/s/ Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)
Ruben S. Martin

/s/ Robert D. Bondurant	Executive Vice President and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer)
Robert D. Bondurant

/s/ Wesley M. Skelton	Executive Vice President, Chief Administrative Officer, Secretary and Controller of Martin Midstream GP LLC (Principal Accounting Officer)
Wesley M. Skelton

/s/ C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey

/s/ Howard Hackney	Director of Martin Midstream GP LLC
Howard Hackney

/s/ Joe N. Averett, Jr.	Director of Martin Midstream GP LLC
Joe N. Averett, Jr.

/s/ Charles H. Still	Director of Martin Midstream GP LLC
Charles H. Still

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.3
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated January 31, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K , filed February 1, 2011, and incorporated herein by reference.

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

4.3
Indenture (including form of 8.875% Senior Note due 2018), dated as of March 26, 2010, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 26, 2010, and incorporated herein by reference).

10.1
Second Amended and Restated Credit Agreement, dated November 10, 2005, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed November 14, 2005, and incorporated herein by reference).

10.2
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

10.3
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

Exhibit Number	Exhibit Name

10.4
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

10.5
Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of January 14, 2010, among Martin Operating Partnership L.P., Martin Midstream Partners L.P., Martin Operating GP LLC, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institutions parties thereto, as lenders, and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed January 19, 2010, and incorporated herein by reference).

10.6
Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of March 26, 2010, among Martin Operating Partnership L.P., the Partnership, Martin Operating GP LLC, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., the financial institution parties to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed March 26, 2010, and incorporated herein by reference).

10.7
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

10.9*	Motor Carrier Agreement dated January 1, 2006, by and between the Operating Partnership and Transport.
10.10*	Contract for Marine Transportation dated January 1, 2006, by and between the Operating Partnership and Martin Resource Management.
10.11
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

10.23†
Martin Resource Management Corporation Purchase Plan for Units of Martin Midstream Partners L.P. (filed as Exhibit 10.1 to the Partnership’s registration statement on Form S-8 (SEC File No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

10.24
Stock Purchase Agreement, dated April 27, 2007, by and among Woodlawn Pipeline Co., Inc., Lantern Resources, L.P., David P. Deison and Prism Gas Systems I, L.P. (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.25
Asset Purchase Agreement, dated April 27, 2007, by and among Peak Gas Gathering L.P. and Prism Gas Systems I, L.P. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed May 2, 2007, and incorporated herein by reference).

10.26	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report of Form 10-Q, filed November 6, 2008, and incorporated herein by reference).
10.27
Amended and Restated Contribution Agreement, dated as of November 25, 2009, by and among the Operating Partnership, Cross Oil Refining & Marketing, Inc., Martin Resource Management and the Partnership (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.28
Tolling Agreement, dated as of November 25, 2009, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.29
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

Financial Statement Schedule
Pursuant to Item 15(a)(2)

Waskom Gas Processing Company

Consolidated Financial Statements December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, (with Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

To the Partners of Waskom Gas Processing Company:

We have audited the accompanying consolidated balance sheets of Waskom Gas Processing Company and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009 and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waskom Gas Processing Company and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Shreveport, Louisiana
March 2, 2011

WASKOM GAS PROCESSING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$961,067	$23,160
Accounts receivable	946,206	178,032
Accounts receivable—partners	10,707,976	9,373,492
Inventories	503,449	468,372
Prepaid expenses	24,064	-

Total current assets	13,142,762	10,043,055

PROPERTY AND EQUIPMENT:
Gas plant asset and gas gathering equipment	133,744,130	88,211,154
Other fixed assets	746,743	746,743
Accumulated depreciation and amortization	(25,826,835)	(19,396,696)

Net property and equipment	108,664,038	69,561,201

NON-CURRENT ASSETS:
Other non-current assets	250,000	-

TOTAL	$122,056,800	$79,604,257

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,824,740	$6,505,267
Accounts payable—partners	4,978,625	1,844,015

Total current liabilities	13,803,365	8,349,282

LONG-TERM LIABILITIES—Asset retirement obligation	744,991	694,177

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL	107,508,444	70,560,798

TOTAL	$122,056,800	$79,604,257

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008

OPERATING REVENUES:
Natural gas processing and other revenues	$36,297,801	$23,421,165	$35,868,029
Natural gas liquid sales	86,911,925	47,623,953	79,225,191
Gain/(loss) on disposal of assets	912,004	(847)	(61,891)

Total operating revenues	124,121,730	71,044,271	115,031,329

OPERATING COSTS AND EXPENSES:
Cost of sales - natural gas liquids	87,159,671	46,645,393	78,008,310
Operating costs	9,375,703	6,420,633	6,414,677
Depreciation and amortization	6,597,686	4,000,412	3,129,246

Total operating costs and expenses	103,133,060	57,066,438	87,552,233

OPERATING INCOME BEFORE TAXES	20,988,670	13,977,833	27,479,096

Income tax expense	226,589	110,712	186,722

NET INCOME	$20,762,081	$13,867,121	$27,292,374

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Total
Partners'
Capital

BALANCE—December 31, 2007	57,149,312

Cash contributions for capital expenditures	12,921,736

Cash distributions in excess of working capital	(8,583,683)

Cash distributions	(1,600,000)

Distributions in-kind	(19,449,952)

Net income	27,292,374

BALANCE—December 31, 2008	$67,729,787

Cash contributions for capital expenditures	8,310,458

Cash distributions in excess of working capital	(6,394,002)

Cash distributions	(1,300,000)

Distributions in-kind	(11,652,566)

Net income	13,867,121

BALANCE—December 31, 2009	$70,560,798

Cash contributions for capital expenditures	7,471,259

Cash contributions for investment in Waskom Midstream LLC	40,000,000

Cash distributions in excess of working capital	(4,702,415)

Cash distributions	(4,200,000)

Distributions in-kind	(22,383,279)

Net income	20,762,081

BALANCE—December 31, 2010	$107,508,444

See accompanying notes to consolidated financial statements.

WASKOM GAS  PROCESSING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

OPERATING ACTIVITIES:
Net income	$20,762,081	$13,867,121	$27,292,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,597,686	4,000,412	3,129,246
Distributions in-kind to partners	(22,383,279)	(11,652,566)	(19,449,952)
Loss/(Gain) on sale of asset	(912,004)	847	61,891
Changes in operating assets and liabilities:
Accounts receivable	(768,174)	1,172,489	377,441
Accounts receivable - partners	(1,334,484)	983,218	(581,029)
Inventory	(35,077)	(4,798)	(30,302)
Prepaid expenses	(24,064)	3,989	(3,989)
Accounts payable and accrued liabilites	2,132,514	(354,716)	(125,998)
Accounts payable - partners	3,134,610	(1,932,840)	1,291,569

Net cash provided by operating activities	7,169,809	6,083,157	11,961,251

INVESTING ACTIVITIES:
Additions to property and equipment	(7,277,746)	(8,773,336)	(13,592,311)
Acquisitions, net of cash required	(40,000,000)	-	-
Proceeds from sale/disposal of assets	2,477,000	708,449	15,655

Net cash used in investing activities	(44,800,746)	(8,064,887)	(13,576,656)

FINANCING ACTIVITIES:
Contributions from partners	47,471,259	8,310,458	12,921,736
Distrubutions to partners	(8,902,415)	(7,694,002)	(10,183,683)

Net cash provided by financing activities	38,568,844	616,455	2,738,053

NET INCREASE (DECREASE) IN CASH	937,907	(1,365,274)	1,122,648

CASH—Beginning of year	23,160	1,388,434	265,786

CASH—End of year	$961,067	$23,160	$1,388,434

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-

Taxes paid	$112,371	$221,201	$206,911

NON-CASH:
State grant receivable	$-	$-	$1,114,314
Addition to asset retirement obligation	$-	$122,777	$130,367

See accompanying notes to consolidated financial statements.

WASKOM GAS PROCESSING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Waskom Gas Processing Company (the “Partnership”), a Texas General Partnership, was formed on November 1, 1995 to construct and operate the Waskom Processing Plant (“the Plant”).  As of December 31, 2010 the partners are CenterPoint Energy Gas Processing Company (50%) and Prism Gas Systems I, L.P. (50%). Prism Gas Systems I, L.P. serves as operator. The Partnership is engaged in the processing, gathering and marketing of natural gas and natural gas liquids (“NGL’s”), predominantly in Texas and northwest Louisiana.

The Plant is a 285 MMcfd cryogenic turboexpander gas plant located in Harrison County, Texas.  The Plant has full NGL fractionation, treating and stabilization capabilities.  Fractionation is a process used to separate the mixture of NGL’s into individual products for sale.  Expansions to the processing plant were completed in March and June of 2007, July of 2008 and June of 2009 increasing the capacity from 150 MMcfd to 285 MMcfd.  In July 2009 the Waskom fractionator was expanded to a capacity of 14,500 barrels per day from 12,500 barrels per day.  An additional expansion is anticipated and currently scheduled to be complete in the fourth quarter of 2011 which will increase the capacity to 320 MMcfd.

The natural gas supply for the Plant is derived primarily from natural gas wells located in the Cotton Valley formation of East Texas and Northwest Louisiana.  The primary suppliers of natural gas to the Plant include BP American Production Company, Centerpoint Energy Gas Transmission Company, Endeavour Pipeline, Inc., Samson Lone Star, LLC and Devon Energy Corporation, which collectively represent approximately 80% of the 281 MMcfd of natural gas supplied for the year ended December 31, 2010.  BP American Production Company, Centerpoint Energy Gas Transmission Company and Devon Energy Corporation supplied 64% of the 243 MMcfd and 70% of the 257 MMcfd for the years ended December 31, 2009 and 2008, respectively.

The processing contracts for the Waskom Processing Plant are primarily percent-of-liquids (“POL”) contracts, in which we retain a portion of the NGL’s recovered as a processing fee, percent-of-proceeds (“POP”) contracts in which we retain a portion of both the residue gas and the NGL’s as payment for services and straight fee contracts in which we receive a fee for every Mcf of gas delivered to the plant.  Currently, approximately 42% of the contracts are POL, 39% of the contracts are fee and 16% of the contracts are POP.  In addition, there is one minor contract for processing on a keep-whole basis.
Sales of third party gas and fractionated NGL’s are predominately to the partners and occur at the tailgate of the Plant.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—During 2010 and 2008, Waskom Midstream LLC and Waskom Products Pipeline, LLC, respectively, were formed as a wholly owned subsidiaries of Waskom Gas Processing Company, to hold certain plant and pipeline assets of the Partnership.  Accordingly, the financial statements are consolidated to include these entities.  All eliminations of intercompany balances have been made.

Accounts Receivable—Accounts receivable include trade receivables, recorded at invoiced amounts.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the classes of assets, as follows:

Years

Gas gathering equipment	10
Gas plant	20
Furniture and fixtures	1
Computer equipment	3
Computer software	3

Depreciation expense was $6,546,872, $3,769,905, and $3,116,460 in 2010, 2009 and 2008, respectively.
Repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized.

Inventories—Substantially all inventory at December 31, 2010 and 2009 represents pipe held for future projects.  Such pipe was valued at acquisition cost.

Asset Retirement Obligations—The Partnership records asset retirement obligations (“ARO”) for costs associated with legal obligations to retire tangible, long-lived assets. The Partnership records as an offset to the “ARO”, an asset at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.  The Partnership’s asset retirement obligations include purging, plugging and remediation costs associated with the pipeline.  Accretion expense for 2010, 2009 and 2008 was $50,814, $230,507and $12,786, respectively.

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
On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the then existing franchise tax with a new “taxable margin” component.  Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax.  These deferred taxes are immaterial.  Texas margin tax expense for 2010, 2009 and 2008 was $226,589, $110,712 and $186,722, respectively.

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

During 2010, 2009 and 2008, the Partnership engaged in certain material transactions with the partners. The Partnership believes that the terms of these transactions were comparable to those that could have been negotiated with unrelated third parties. As of December 31, 2010 and 2009, the Partnership had receivables of approximately $10,707,976 and $9,373,492, respectively, and payables of approximately $4,978,625 and $1,844,015, respectively, due from and due to the partners.

Per the partnership agreement, cash contributions are made by the partners for capital expenditures and working capital. Contributions for capital expenditures totaled $7,471,259, $8,310,458 and $12,921,736 for 2010, 2009 and 2008, respectively.  The partnership agreement allows for cash distributions to be made to the partners of any cash available in excess of working capital requirements, generally equal to two months of historical operating expenses.  Such cash distributions in excess of working capital totaled $4,702,415, $6,394,002 and $8,583,683 in 2010, 2009 and 2008, respectively.  Other cash distributions totaled $4,200,000, $1,300,000 and $1,600,000 for 2010, 2009 and 2008, respectively.

The Partnership purchases gas from third party producers and processes this gas based on processing contracts, which are primarily POL contracts.  The percentage of liquids retained by the Partnership is distributed to the partners as distributions of products-in-kind based on the partners’ equity interest. Distributions of products in-kind of $22,383,279, $11,652,566 and $19,449,952 in 2010, 2009 and 2008, respectively, were made to the partners. Distributions of products in-kind are valued at prevailing market prices at the time of distribution.

In some instances, the fractionated NGL’s (less any retained portions) are returned to the third party producers, but in most cases, the third party producers enter into agreements with the partners to market their product.  In such instances, the Partnership will sell the product to the partners.  Such sales amounted to $71,734,452, $46,241,067and $75,738,508 in 2010, 2009 and 2008, respectively, and are included as natural gas liquid sales in the income statement.

4.	ACQUISITION

On January 15, 2010, the Partnership through its wholly owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Pipeline System for approximately $40,000,000.

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

6.	SUBSEQUENT EVENT

The Partnership has evaluated subsequent events from the balance sheet date through March 2, 2011, the date at which the financial statements were available to be issued, and determined there are no items to disclose.