Form 10-Q
period 2011-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2011-05-04
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

The number of the registrant’s Common Units outstanding at May 4, 2011, was 19,582,332. The number of the registrant’s subordinated units outstanding at May 4, 2011, was 889,444.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Cash	$10,819	$11,380
Accounts and other receivables, less allowance for doubtful accounts of $2,576 and $2,528, respectively	94,699	95,276
Product exchange receivables	5,254	9,099
Inventories	50,296	52,616
Due from affiliates	9,229	6,437
Fair value of derivatives	2,138	2,142
Other current assets	3,245	2,784
Total current assets	175,680	179,734

Property, plant and equipment, at cost	684,413	632,456
Accumulated depreciation	(210,627)	(200,276)
Property, plant and equipment, net	473,786	432,180

Goodwill	37,268	37,268
Investment in unconsolidated entities	100,236	98,217
Deferred debt costs	12,357	13,497
Other assets, net	25,851	24,582
	$825,178	$785,478
Liabilities and Partners’ Capital
Current portion of capital lease obligations	$1,148	$1,121
Trade and other accounts payable	80,504	82,837
Product exchange payables	19,703	22,353
Due to affiliates	11,271	6,957
Income taxes payable	1,037	811
Fair value of derivatives	1,093	282
Other accrued liabilities	13,333	10,034
Total current liabilities	128,089	124,395

Long-term debt and capital leases, less current maturities	344,655	372,862
Deferred income taxes	8,210	8,213
Fair value of derivatives	5,064	4,100
Other long-term obligations	1,947	1,102
Total liabilities	487,965	510,672

Partners’ capital	337,117	273,387
Accumulated other comprehensive income	96	1,419
Total partners’ capital	337,213	274,806
Commitments and contingencies
	$825,178	$785,478

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Terminalling and storage *	$18,123	$16,041
Marine transportation *	19,399	17,877
Sulfur services	2,850	—
Product sales: *
Natural gas services	167,211	165,229
Sulfur services	56,908	34,409
Terminalling and storage	18,545	9,120
	242,664	208,758
Total revenues	283,036	242,676

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	158,204	157,664
Sulfur services *	44,442	24,735
Terminalling and storage	16,560	8,446
	219,206	190,845
Expenses:
Operating expenses *	34,349	29,195
Selling, general and administrative *	5,028	5,270
Depreciation and amortization	11,183	9,905
Total costs and expenses	269,766	235,215
Other operating income	—	102
Operating income	13,270	7,563

Other income (expense):
Equity in earnings of unconsolidated entities	2,376	2,176
Interest expense	(8,402)	(8,003)
Other, net	60	60
Total other income (expense)	(5,966)	(5,767)

Net income before taxes	7,304	1,796
Income tax benefit (expense)	(223)	(25)
Net income	$7,081	$1,771

General partner’s interest in net income	$1,224	$863
Limited partners’ interest in net income	$5,580	$631

Net income per limited partner unit – basic and diluted	$0.30	$0.04

Weighted average limited partner units - basic	18,760,861	17,708,165
Weighted average limited partner units - diluted	18,761,611	17,709,027

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Included Above

Revenues:
Terminalling and storage	$12,938	$10,694
Marine transportation	6,565	6,060
Product Sales	5,399	307
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	23,205	18,706
Sulfur services	4,152	3,317
Expenses:
Operating expenses	12,042	10,633
Selling, general and administrative	3,031	1,802

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common		Subordinated		General Partner	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Amount	(Loss)	Total
Balances – January 1, 2010	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net income	—	908	—	—	863	—	1,771

Recognition of beneficial conversion feature	—	(277)	—	277	—	—	—

Follow-on public offering	1,650,000	50,530	—	—	—	—	50,530

General partner contribution	—	—	—	—	1,089	—	1,089

Cash distributions	—	(12,043)	—	—	(1,121)	—	(13,164)

Unit-based compensation	—	27	—	—	—	—	27

Adjustment in fair value of derivatives	—	—	—	—	—	2,512	2,512

Balances – March 31, 2010	17,707,832	$284,828	889,444	$16,890	$5,562	$436	$307,716

Balances – January 1, 2011	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806

Net income	—	5,857	—	—	1,224	—	7,081

Recognition of beneficial conversion feature	—	(277)	—	277	—	—	—

Follow-on public offering	1,874,500	70,329	—	—	—	—	70,329

General partner contribution	—	—	—	—	1,505	—	1,505

Cash distributions	—	(13,458)	—	—	(1,416)	—	(14,874)

Unit-based compensation	9,100	36	—	—	—	—	36

Purchase of treasury units	(9,100)	(347)	—	—	—	—	(347)

Adjustment in fair value of derivatives	—	—	—	—	—	(1,323)	(1,323)

Balances – March 31, 2011	19,582,332	$312,925	889,444	$17,998	$6,194	$96	$337,213

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$7,081	$1,771
Changes in fair values of commodity cash flow hedges	(908)	499
Commodity cash flow hedging gains (losses) reclassified to earnings	(434)	(117)
Changes in fair value of interest rate cash flow hedges	—	(241)
Interest rate cash flow hedging losses reclassified to earnings	19	2,371

Comprehensive income	$5,758	$4,283

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,081	$1,771

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,183	9,905
Amortization of deferred debt issuance costs	1,140	1,467
Amortization of debt discount	88	6
Deferred taxes	(3)	(147)
Gain on sale of property, plant and equipment	—	(102)
Equity in earnings of unconsolidated entities	(2,376)	(2,176)
Distributions from unconsolidated entities	—	—
Distributions in-kind from equity investments	3,948	3,741
Non-cash mark-to-market on derivatives	456	(3,142)
Other	36	27
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	577	3,306
Product exchange receivables	3,845	3,871
Inventories	2,320	1,560
Due from affiliates	(2,792)	(2,271)
Other current assets	(461)	(1,331)
Trade and other accounts payable	(2,333)	(525)
Product exchange payables	(2,649)	(2,526)
Due to affiliates	4,314	(454)
Income taxes payable	226	286
Other accrued liabilities	3,299	(1,898)
Change in other non-current assets and liabilities	155	(20)
Net cash provided by operating activities	28,054	11,348

Cash flows from investing activities:
Payments for property, plant and equipment	(14,874)	(3,475)
Acquisitions	(36,500)	—
Payments for plant turnaround costs	(1,995)	(1,043)
Proceeds from sale of property, plant and equipment	—	625
Investment in unconsolidated entities	—	(20,110)
Return of investments from unconsolidated entities	60	115
Distributions from (contributions to) unconsolidated entities for operations	(3,651)	(568)
Net cash used in investing activities	(56,960)	(24,456)

Cash flows from financing activities:
Payments of long-term debt	(101,500)	(284,127)
Payments of notes payable and capital lease obligations	(268)	—
Proceeds from long-term debt	73,500	273,093
Net proceeds from follow on offering	70,329	50,530
Treasury units purchased	(347)	—
General partner contribution	1,505	1,089
Payments of debt issuance costs	—	(6,969)
Cash distributions paid	(14,874)	(13,164)
Net cash provided by financing activities	28,345	20,452

Net increase (decrease) in cash	(561)	7,344

Cash at beginning of period	11,380	5,956

Cash at end of period	$10,819	$13,300

See accompanying notes to consolidated and condensed financial statements.

(1)	General

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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011.

(a)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

(b)	Unit Grants

In February 2011, the Partnership issued 9,100 restricted common units to certain Martin Resource Management employees under its long-term incentive plan from 9,100 treasury units purchased by the Partnership in the open market for $347. These units vest in 25% increments beginning in February 2012 and will be fully vested in February 2015.

The cost resulting from share-based payment transactions was $36 and $27 for the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011 and 2010 the general partner received $1,104 and $844, respectively, in incentive distributions.

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

The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three months ended March 31, 2011 and 2010, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit. For the three months ended March 31, 2011 and 2010, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.

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

The following table reconciles net income to limited partners’ interest in net income:

	Three Months Ended March 31,
	2011	2010
Net income	$7,081	$1,771
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,105	844
Distributions payable on behalf of general partner interest	311	277
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(192)	(258)
Less beneficial conversion feature	277	277
Limited partners’ interest in net income	$5,580	$631

The weighted average units outstanding for basic net income per unit was 18,760,861 and 17,708,165 for the three months ended March 31, 2011 and 2010, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 750 and 862 for the three months ended March 31, 2011 and 2010, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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

No new accounting pronouncements were issued or became effective in the first quarter of 2011 that impact the Partnership’s consolidated financial statements.

(3)	Acquisitions

Terminalling Facilities

On January 31, 2011, the Partnership acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36,500. Martin Resource Management acquired these assets in its acquisition of L&L Holdings LLC (“L&L”) on January 31, 2011. Martin Resource Management has not completed the purchase price allocation for the acquisition of L&L, including the final determination of the fair value of the assets acquired by the Partnership. In the event the final fair value of the assets acquired by the Partnership differs from the amount paid by the Partnership, the difference will be accounted for as an adjustment to property, plant and equipment and partners’ capital. The acquired assets were recorded in property, plant and equipment. These assets are located across the Louisiana Gulf Coast. This acquisition was funded by borrowings under the Partnership’s revolving loan facility.

Harrison Gathering System

On January 15, 2010, the Partnership, through Prism Gas, as 50% owner and the operator of Waskom Gas Processing Company (“Waskom”), through Waskom’s wholly-owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System. The Partnership’s share of the acquisition cost was approximately $20,000 and was recorded as an investment in an unconsolidated entity.

(4)	Inventories

Components of inventories at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
Natural gas liquids	$13,053	$19,775
Sulfur	21,149	15,933
Sulfur Based Products	6,831	9,027
Lubricants	6,778	5,267
Other	2,485	2,614
	$50,296	$52,616

(5)	Investments in Unconsolidated Entities and Joint Ventures

Prism Gas owns an unconsolidated 50% interest in Waskom, the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.

In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $149 for the three months ended March 31, 2011 and 2010, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $8,755 and $8,903 at March 31, 2011 and December 31, 2010, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the three months ended March 31, 2011 or 2010.

As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.

Activity related to these investment accounts for the three months ended March 31, 2011 and 2010 is as follows:

	Waskom	PIPE	Matagorda	Total

Investment in unconsolidated entities, December 31, 2010	$93,768	$1,311	$3,138	$98,217

Distributions in kind	(3,948)	—	—	(3,948)
Contributions to unconsolidated entities:
Cash contributions	—	—	—	—
Contributions to unconsolidated entities for operations	3,651	—	—	3,651
Return of investments	—	—	(60)	(60)
Equity in earnings:
Equity in earnings (losses) from operations	2,488	(15)	51	2,524
Amortization of excess investment	(138)	(3)	(7)	(148)

Investment in unconsolidated entities, March 31, 2011	$95,821	$1,293	$3,122	$100,236

	Waskom	PIPE	Matagorda	Total

Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	$80,582

Distributions in kind	(3,741)	—	—	(3,741)
Contributions to unconsolidated entities:
Cash contributions (See Note 3)	20,110	—	—	20,110
Contributions to unconsolidated entities for operations	568	—	—	568
Return of investments	—	(30)	(85)	(115)
Equity in earnings:
Equity in earnings (losses) from operations	2,296	(35)	64	2,325
Amortization of excess investment	(138)	(4)	(7)	(149)

Investment in unconsolidated entities, March 31, 2010	$94,939	$1,332	$3,309	$99,580

Select financial information for significant unconsolidated equity-method investees is as follows:

	As of March 31		Three Months Ended March 31
	Total Assets	Partner’s Capital	Revenues	Net Income
2011
Waskom	$125,890	$111,889	$31,506	$4,976

	As of December 31
2010
Waskom	$117,606	$109,025	$28,654	$4,591

As of March 31, 2011 and December 31, 2010 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $42,825 and $40,509, respectively. There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.

As of March 31, 2011 and December 31, 2010, the Partnership’s interest in cash of the unconsolidated equity-method investees was $786 and $789, respectively.

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

The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at March 31, 2011, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item; the ineffective portion of the hedge is immediately recognized in earnings.

In March 2008, the FASB amended the provisions of ASC Topic 820 related to fair value measurements and disclosures, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted this guidance on January 1, 2009.

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

Due to the volatility in commodity markets, the Partnership is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which is determined on a derivative by derivative basis. This may result, and has resulted, in increased volatility in the Partnership’s financial results. Factors that have and may continue to lead to ineffectiveness and unrealized gains and losses on derivative contracts include: a substantial fluctuation in energy prices, the number of derivatives the Partnership holds and significant weather events that have affected energy production. The number of instances in which the Partnership has discontinued hedge accounting for specific hedges is primarily due to those reasons. However, even though these derivatives may not qualify for hedge accounting, the Partnership continues to hold the instruments as it believes they continue to afford the Partnership opportunities to manage commodity risk exposure.

As of March 31, 2011 and 2010, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2011 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of March 31, 2011, the remaining term of the contracts extend no later than December 2012, with no single contract longer than one year. For the three months ended March 31, 2011 and 2010, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

Transaction Type	Total Volume Per Month	Pricing Terms	Remaining Terms of Contracts	Fair Value

Mark to Market Derivatives::

Crude Oil Swap	2,000 BBL	Fixed price of $91.20 settled against WTI NYMEX average monthly closings	April 2011 to December 2011	(292)
Total commodity swaps not designated as hedging instruments				$(292)

Cash Flow Hedges:

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.1250 settled against IF_ANR_LA first of the month posting	April 2011 to December 2011	144

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.3225 settled against IF_ANR_LA first of the month posting	April 2011 to December 2011	(34)

Natural Gasoline Swap	2,000 BBL	Fixed price of $87.10 settled against WTI NYMEX average monthly closings	April 2011 to December 2011	(365)

Natural Gasoline Swap	1,000 BBL	Fixed price of $88.85 settled against WTI NYMEX average monthly closings	April 2011 to December 2011	(167)

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.383 settled against Mont Belvieu Non-TET OPIS Average	April 2011 to December 2011	(4)

Crude Oil Swap	1,000 BBL	Fixed price of $101.90 settled against WTI NYMEX average monthly closings	April 2011 to December 2011	(50)

Natural Gas Swap	10,000 Mmbtu	Fixed price of $4.8700 settled against IF_ANR_LA first of the month posting	January 2012 to December 2012	(15)

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.9600 settled against IF_ANR_LA first of the month posting	January 2012 to December 2012	(9)

Natural Gasoline Swap	1,000 BBL	Fixed price of $90.20 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	(190)

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.340 settled against Mont Belvieu Non-TET OPIS Average	January 2012 to December 2012	(19)

Crude Oil Swap	2,000 BBL	Fixed price of $88.63 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	(416)

Total commodity swaps designated as hedging instruments				$(1,125)

Total net fair value of commodity derivatives				$(1,417)

Based on estimated volumes, as of March 31, 2011, the Partnership had hedged approximately 46% and 35% of its commodity risk by volume for 2011 and 2012, respectively. The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.

The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at March 31, 2011. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement; establishes a maximum credit limit threshold pursuant to its hedging policy; and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with five counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of March 31, 2011, the Partnership has no cash collateral deposits posted with counterparties.

The Partnership’s principal customers with respect to Prism Gas’ natural gas gathering and processing are large, natural gas marketing services, oil and gas producers and industrial end-users. In addition, substantially all of the Partnership’s natural gas and NGL sales are made at market-based prices. The Partnership’s standard gas and NGL sales contracts contain adequate assurance provisions, which allows for the suspension of deliveries, cancellation of agreements or discontinuance of deliveries to the buyer unless the buyer provides security for payment in a form satisfactory to the Partnership.

(b)	Impact of Commodity Cash Flow Hedges

Crude Oil. For the three months ended March 31, 2011 and 2010, net gains and losses on swap hedge contracts decreased crude revenue by $60 and $3, respectively. As of March 31, 2011, an unrealized derivative fair value gain of $96, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI. Fair value gains of $512 and fair value losses of $416 are expected to be reclassified into earnings in 2011 and 2012, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2011, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas. For the three months ended March 31, 2011 and 2010, net gains and losses on swap hedge contracts increased gas revenue by $75 and $65, respectively. As of March 31, 2011, an unrealized derivative fair value gain of $74 related to cash flow hedges of natural gas was recorded in AOCI. Fair value gains of $98 and fair value losses of $24 are expected to be reclassified into earnings in 2011 and 2012, respectively. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas Liquids. For the three months ended March 31, 2011 and 2010, net gains and losses on swap hedge contracts increased liquids revenue by $162 and decreased liquids revenue by $37, respectively. As of March 31, 2011, an unrealized derivative fair value loss of $74 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI. Fair value gains of $134 and fair value losses of $208 are expected to be reclassified into earnings in 2011 and 2012, respectively. The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2011, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

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

The Partnership has entered into interest rate swap agreements with an aggregate notional amount of $100,000 to hedge its exposure to changes in the fair value of Senior Notes as described in Note 10. The Partnership believes the interest rate hedge contracts will be effective in offsetting changes in fair value attributable to the hedged risk; however, the contracts were not designated as fair value hedges and therefore, are not receiving hedge accounting but being marked to market through earnings.

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

In March 2010, in connection with a pay down of the Partnership’s revolving credit facility, the Partnership terminated all of its existing cash flow hedge agreements with an aggregate notional amount of $140,000, which it had entered to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities. Termination fees of $3,850 were paid on early extinguishment of all interest rate swap agreements in March 2010. The amounts remaining in AOCI were reclassified into interest expense over the original term of the terminated interest rate derivatives.

The Partnership recognized increases in interest expense of $633 and $2,561 for the three months ended March 31, 2011 and 2010, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” below.

(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities

		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—
Commodity contracts	Fair value of derivatives	144	201	Fair value of derivatives	802	230
		144	201		802	230
	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	468	171
		—	—		468	171

Total derivatives designated as hedging instruments		$144	$201		$1,270	$401

Derivatives not designated as hedging instruments	Current:			Current:
Interest rate contracts	Fair value of derivatives	$1,994	$1,941	Fair value of derivatives	$—	$—
Commodity contracts	Fair value of derivatives	—	-	Fair value of derivatives	291	51
		1,994	1,941		291	51
	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	4,596	3,930
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
		—	—		—	3,930
Total derivatives not designated as hedging instruments		$1 ,994	$1,941		$4,887	$3,981

	Effect of Derivative Instruments on the Consolidated Statement of Operations For the Three Months Ended March 31, 2011 and 2010

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

	2011	2010		2011	2010		2011	2010

Derivatives designated as hedging instruments
Interest rate contracts	$—	$(241)	Interest Expense	$(19)	$(2,371)	Interest Expense	$—	$—
Commodity contracts	(908)	499	Natural Gas Revenues	434	113	Natural Gas Revenues	—	4

Total derivatives designated as hedging instruments	$(908)	$(258)		$415	$(2,258)		$—	$4

	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Derivatives
		2011	2010
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$(614)	$(190)
Commodity contracts	Natural Gas Services Revenues	(257)	(93)
Total derivatives not designated as hedging instruments		$(871)	$(283)

Amounts expected to be reclassified into earnings for the subsequent 12-month period are losses of $0 for interest rate cash flow hedges and of $578 for commodity cash flow hedges.

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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2011:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$1,994	$—	$1,994	$—
Natural gas derivatives	144	—	144	—

Total assets	$2,138	$—	$2,138	$—
Liabilities
Interest rate derivatives	$(4,596)	$—	$(4,596)	$—
Natural gas derivatives	(58)	—	(58)	—
Crude oil derivatives	(758)	—	(758)	—
Natural gas liquids derivatives	(745)	—	(745)	—

Total liabilities	$(6,157)	$—	$(6,157)	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives	$1,941	$—	$1,941	$—
Natural gas derivatives	201	—	201	—
Total assets	$2,142	$—	$2,142	$—
Liabilities
Interest rate derivatives	$3,930	$—	$3,930	$—
Natural gas derivatives	28	—	28	—
Crude oil derivatives	177	—	177	—
Natural gas liquids derivatives	247	—	247	—

Total liabilities	$4,382	$—	$4,382	$—

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

The estimated fair value of the Senior Notes was approximately $217,932 and $216,366 based on market prices of similar debt at March 31, 2011 and December 31, 2010, respectively.

(8)	Related Party Transactions

As of March 31, 2011, Martin Resource Management owns 5,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 32.2% of the Partnership’s outstanding limited partnership units. The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management. The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights. The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2011, of approximately 32.2% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party transactions:

Omnibus Agreement

Omnibus Agreement. The Partnership and its general partner are parties to an omnibus agreement dated November 1, 2002, with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management’s trade names and trademarks. The omnibus agreement was amended on November 24, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls our general partner, not to engage in the business of:

•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;

•	providing marine and other transportation of hydrocarbon products and by-products; and

•	manufacturing and marketing fertilizers and related sulfur-based products.

 This restriction does not apply to:

•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;

•	any business operated by Martin Resource Management, including the following:

o	providing land transportation of various liquids;

o	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

o	providing marine bunkering and other shore-based marine services in Alabama, Louisiana Mississippi and Texas;

o	operating a small crude oil gathering business in Stephens, Arkansas;

o	operating an underground NGL storage facility in Arcadia, Louisiana;

o	building and marketing sulfur processing equipment; and

o	developing an underground natural gas storage facility in Arcadia, Louisiana.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

•
any business that Martin Resource Management acquires or constructs that has a fair market value of $5,000 million or more if the Partnership has been offered the opportunity to purchase the business for fair market value, and the Partnership declines to do so with the concurrence of the conflicts committee; and

•
any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

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

Effective October 1, 2010, through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4,168. We reimbursed Martin Resource Management for $1,042 and $916 of indirect expenses for the three months ended March 31, 2011 and 2010, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the conflicts committee of our general partner if such amendment would adversely affect the unitholders. The omnibus agreement was amended on November 24, 2009, to permit us to provide refining services to Martin Resource Management. Such amendment was approved by the conflicts committee of our general partner. The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on our behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

Motor Carrier Agreement

Motor Carrier Agreement. The Partnership is a party to a motor carrier agreement effective January 1, 2006, with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations. This agreement replaced a prior agreement effective November 1, 2002, between us and Martin Transport, Inc. for land transportation services. Under the agreement, Martin Transport Inc. agreed to ship our NGL shipments as well as other liquid products.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement. The Partnership is a party to an agreement under which the Partnership provides terminal services to Martin Resource Management. This agreement was amended and restated as of October 27, 2004, and was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to-month basis until either party terminates the agreement by giving 60 days written notice. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended March 31,
Revenues:	2011	2010
Terminalling and storage	$12,938	$10,694
Marine transportation	6,565	6,060
Product sales:
Natural gas services	2,203	61
Sulfur services	3,186	186
Terminalling and storage	10	60
	5,399	307
	$24,902	$17,061

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Costs and expenses:
Cost of products sold:
Natural gas services	$23,205	$18,706
Sulfur services	4,152	3,317
Terminalling and storage	56	877
	$27,413	$22,900

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Operating expenses
Terminalling and storage	$4,202	$3,041
Natural gas services	608	332
Sulfur services	1,244	1,016
Marine Transportation	5,988	6,244
	$12,042	$10,633

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Terminalling and storage	$15	$—
Natural gas services	1,332	269
Sulfur services	642	617
Indirect overhead allocation, net of reimbursement	1,042	916
	$3,031	$1,802

On January 31, 2011, the Partnership acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36,500. Martin Resource Management acquired these assets in its acquisition of L&L on January 31, 2011.

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

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three months ended March 31, 2011
Terminalling and storage	$37,646	$(978)	$36,668	$4,782	$2,927	$4,204
Natural gas services	167,211	—	167,211	1,514	3,531	515
Sulfur services	59,758	—	59,758	1,622	9,911	7,247
Marine transportation	21,439	(2,040)	19,399	3,265	(1,281)	2,908
Indirect selling, general and administrative	—	—	—	—	(1,818)	—

Total	$286,054	$(3,018)	$283,036	$11,183	$13,270	$14,874

Three months ended March 31, 2010
Terminalling and storage	$26,342	$(1,181)	$25,161	$4,011	$2,605	$1,787
Natural gas services	165,229	—	165,229	1,191	2,707	346
Sulfur services	34,409	—	34,409	1,523	4,340	1,293
Marine transportation	18,998	(1,121)	17,877	3,180	(290)	49
Indirect selling, general and administrative	—	—	—	—	(1,799)	—
Total	$244,978	$(2,302)	$242,676	$9,905	$7,563	$3,475

The following table reconciles operating income to net income:

	Three Months Ended March 31,
	2011	2010

Operating income	$13,270	$7,563
Equity in earnings of unconsolidated entities	2,376	2,176
Interest expense	(8,402)	(8,003)
Other, net	60	60
Income taxes	(223)	(25)
Net income	$7,081	$1,771
Total assets by segment are as follows:

	March 31,	December 31,
	2011	2010
Total assets:

Terminalling and storage	$232,997	$188,234
Natural gas services	293,964	314,815
Sulfur services	150,532	138,224
Marine transportation	147,685	144,205
Total assets	$825,178	$785,478

(10)	Long-Term Debt and Capital Leases

At March 31, 2011 and December 31, 2010, long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
** $200,000 Senior Notes, 8.875% interest, net of unamortized discount of $2,456 and $2,543, respectively, issued March 2010 and due April 2018, unsecured	$197,544	$197,457
*** $275,000 Revolving loan facility at variable interest rate (4.33%* weighted average at March 31, 2011), due March 2013, secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	135,000	163,000

$7,114 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	7,114	7,354
Capital lease obligations	6,145	6,172
Total long-term debt and capital lease obligations	345,803	373,983
Less current installments	1,148	1,121
Long-term debt and capital lease obligations, net of current installments	$344,655	$372,862
________________________
* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 3.00% to 4.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 2.00% to 3.25%. The applicable margin for existing LIBOR borrowings is 4.00%. Effective April 1, 2011, the applicable margin for existing LIBOR borrowings remained at 4.00%. Effective April 15, 2011, under the Seventh Amendment to the Credit Agreement as described more fully below, the applicable margin for existing LIBOR borrowings decreased to 2.75%.

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

In March 2010, the Partnership and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of the Partnership (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200,000 in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Senior Notes”). We completed the aforementioned Senior Notes offering on March 26, 2010, and received proceeds of approximately $197,200, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.

On September 16, 2010, the Partnership filed a registration statement, pursuant to the registration rights agreement for the Senior Notes issued in March 2010. The Partnership exchanged the Senior Notes for registered 8.875% senior unsecured Senior Notes due April 2018.

In connection with the issuance of the Senior Notes, all “non-issuer” wholly-owned subsidiaries of the Partnership issued full, irrevocable, and unconditional guarantees of the Senior Notes. As discussed in Note 14, the Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor.

Indenture. On March 26, 2010, the Issuers issued the Senior Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act. The Senior Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

Interest and Maturity. The Senior Notes will mature on April 1, 2018. The interest payment dates are April 1 and October 1, beginning on October 1, 2010.

Optional Redemption. Prior to April 1, 2013, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the Senior Notes with the proceeds of certain equity offerings. Prior to April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Senior Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-month period beginning on April 1, 2014, 102.219% for the twelve-month period beginning on April 1, 2015 and 100.00% for the twelve-month period beginning on April 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Senior Notes.

Certain Covenants. The Indenture restricts the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the Senior Notes; (ii) default in payment when due of the principal of, or premium, if any, on the Senior Notes; (iii) failure by the Partnership to comply with certain covenants relating to asset sales, repurchases of the Senior Notes upon a change of control and mergers or consolidations; (iv) failure by the Partnership for 180 days after notice to comply with its reporting obligations under the Securities Exchange Act of 1934; (v) failure by the Partnership for 60 days after notice to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by the Partnership or any of its restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20,000 or more, subject to a cure provision; (vii) failure by the Partnership or any of its restricted subsidiaries to pay final judgments aggregating in excess of $20,000, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of the Partnership’s restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding Senior Notes, by notice to the Issuers and the Trustee, may declare the Senior Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the Senior Notes to become due and payable.

Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC, a registration statement with respect to an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act. Pursuant to the registration rights agreement for the Senior Notes issued in March 2010, the Partnership filed an exchange offer registration statement on September 16, 2010. The Partnership exchanged the Senior Notes for registered 8.875% senior unsecured notes due April 2018.

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

Effective December 28, 2007, the Partnership increased its revolving credit facility by $75,000, resulting in a committed $195,000 revolving credit facility. Effective December 21, 2009, (i) the Partnership increased its revolving credit facility by approximately $72,722, resulting in a committed $267,722 revolving credit facility and (ii) decreased its term loan facility by approximately $62,051, resulting in a $67,949 term loan facility. Effective January 14, 2010, the Partnership modified its revolving credit facility to (i) permit investment up to $25,000 in joint ventures and (ii) limit its ability to make capital expenditures. Effective February 25, 2010, the Partnership increased the maximum amount of borrowings and letters of credit available under its credit facility from approximately $335,671 to $350,000. Effective March 26, 2010, the Partnership’s credit facility was amended and restated to (i) decrease the size of its aggregate facility from $350,000 to $275,000; (ii) convert all term loans to revolving loans; (iii) extend the maturity date from November 9, 2012 to March 15, 2013; (iv) permit the Partnership to invest up to $40,000 in its joint ventures; (v) eliminate the covenant that limits its ability to make capital expenditures; (vi) decrease the applicable interest rate margin on committed revolver loans; (vii) limit its ability to make future acquisitions; and (viii) adjust the financial covenants.

Under the amended and restated credit facility, as of March 31, 2011, the Partnership had $135,000 outstanding under the revolving credit facility. As of March 31, 2011, irrevocable letters of credit issued under the Partnership’s credit facility totaled $120. As of March 31, 2011, the Partnership had $139,880 available under its revolving credit facility. The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $135,000 to a high of $200,500.

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

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Prior to the Partnership’s or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.00 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted leverage ratio is 4.50 to 1.00. After the Partnership or any of its subsidiaries’ issuance of $100,000 or more of unsecured indebtedness, the maximum permitted senior leverage ratio (as defined in the new credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 2.75 to 1.00. The minimum consolidated interest coverage ratio (as defined in the new credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 3.00 to 1.00. The Partnership was in compliance with the covenants contained in the credit facility as of March 31, 2011.

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

The Partnership paid cash interest in the amount of $2,238 and $9,729 for the three months ended March 31, 2011 and 2010, respectively. Capitalized interest was $95 and $25 for the three months ended March 31, 2011 and 2010, respectively. In March 2010, the Partnership terminated all of its interest rate swaps resulting in termination fees of $3,850.

Amended Credit Facility. On April 15, 2011, the Partnership entered into a Seventh Amendment to the Credit Agreement, among Martin Operating Partnership L.P., a wholly-owned subsidiary of the Partnership, as borrower, the Partnership and certain of its subsidiaries, as guarantors, the financial institution parties thereto, as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and the various other agents and parties thereto. The Seventh Amendment was arranged by Wells Fargo Securities, LLC and RBC Capital Markets.

The Seventh Amendment amends the Credit Agreement to, among other things, (1) increase the maximum amount of borrowings and letters of credit under the Credit Agreement from $275 million to $350 million, (2) extend the maturity date of all amounts outstanding under the Credit Agreement from March 15, 2013 to April 15, 2016, (3) decrease the applicable interest rate margin on committed revolver loans under the Credit Agreement as described in more detail below, (4) adjust the financial covenants as described in more detail below, (5) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and the Partnership and certain of its subsidiaries as described in more detail below, and (6) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below.

Amounts outstanding under the Credit Agreement bear interest at the borrower's option at either the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin, and the applicable margin is determined by the Partnership’s leverage ratio. After giving effect to the Seventh Amendment, the applicable margin for Eurodollar Rate loans and letters of credit ranges from 2.00% to 3.25% and the applicable margin for Base Rate loans will range from 1.00% to 2.25%.

The Credit Agreement, as amended by the Seventh Amendment, contains financial covenants that, among other things, requires the Partnership to maintain specified ratios of: (i) EBITDA (as defined in the Credit Agreement) to consolidated interest charges (as defined in the Credit Agreement) of not less than 2.75 to 1.0 at the end of each fiscal quarter, (ii) total funded debt to EBITDA of not more than 5.00 to 1.00 at the end of each fiscal quarter, and (iii) total secured debt to EBITDA of not more than 3.25 to 1.00 at the end of each fiscal quarter.

The Credit Agreement, as amended by the Seventh Amendment, allows for the borrower and the Partnership and certain of its subsidiaries to incur and maintain additional indebtedness in an amount not to exceed $35 million.

The Partnership incurs a commitment fee on the unused portion of the loan facility, which ranges from 0.375% to 0.50% after giving effect to the Seventh Amendment.

(11)	Equity Offering

On February 9, 2011, the Partnership completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70,329. The Partnership’s general partner contributed $1,505 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. On February 9, 2011, the Partnership made a $65,500 payment to reduce the outstanding balance under its revolving credit facility.

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

The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn is subject to income taxes due to its corporate structure. A current federal income tax benefit of $0 and a current state income tax expense of $5, related to the operation of the subsidiary, were recorded for both the three months ended March 31, 2011 and 2010, respectively. In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

A deferred tax benefit related to the Woodlawn basis differences of $3 and $147 was recorded for the three months ended March 31, 2011 and 2010, respectively. A deferred tax liability of $8,210 and $8,213 related to the basis differences existed at March 31, 2011 and December 31, 2010, respectively.

In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $226 and $172 were recorded in current income tax expense for the three months ended March 31, 2011 and 2010, respectively.

An income tax receivable of $760 (which is included in other current assets) existed at both March 31, 2011 and December 31, 2010.

The components of income tax expense (benefit) from operations recorded for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$—	$—
State	226	172
	226	172
Deferred:
Federal	(3)	(147)
	$223	$25

(13)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

On May 2, 2008, the Partnership received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management and the Partnership’s general partner, the Defendant is a director of both Martin Resource Management and the Partnership’s general partner, and the Plaintiff is a former director of Martin Resource Management and the Partnership’s general partner. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. The Partnership is not a party to the lawsuit and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations or (iii) against the Defendant with respect to his service as an officer or director of the Partnership’s general partner.

In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment and in fact, has done such. The Defendant has further advised the Partnership that on June 30, 2009, he posted a cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal.

The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board consisting of the Defendant, Randy Tauscher, Wes Skelton, Don Neumeyer, and Bob Bondurant (executive officers of Martin Resource Management and our general partner) to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee, and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”) to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment was stayed pending resolution of the appeal relating to it. In 2010, the Martin Resource Management board of directors removed Ruben S. Martin III and Scott D. Martin as trustees of the MRMC Employee Stock Ownership Plan and appointed the current trustees, Melanie Mathews, Johnnie Murry, Gina Patterson and Wesley M. Skelton. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010, whereby the current board of directors was elected.

On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment. The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant. The Plaintiff petitioned the Supreme Court of Texas to hear his appeal from the Appellate Court but no further substantive action has been taken by the parties or the courts.

On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court (the “Harris County Litigation”) against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of the Partnership’s general partner. The Partnership is not a party to this lawsuit, and it does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations, or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to the Partnership.

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of May 4, 2011, this lawsuit is set to go to trial in July 2011.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin. Additionally, all claims pertaining to Karen Yost have been resolved. All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment and such appeal is still pending.

On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined was detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the Partnership’s general partner. The position on the board of directors of the Partnership’s general partner vacated by the Plaintiff may be filled in accordance with the existing procedures for replacement of a departing director utilizing the Nominations Committee of the board of directors of the general partner of the Partnership. This position on the board of directors has been filled as of July 26, 2010, by Charles Henry “Hank” Still.

On February 22, 2010, as a result of the Harris County Litigation being derivative in nature, Martin Resource Management formed a special committee of its board of directors and designated such committee as the Martin Resource Management authority for the purpose of assessing, analyzing and monitoring the Harris County Litigation and any other related litigation and making any and all determinations in respect of such litigation on behalf of Martin Resource Management. Such authorization includes, but is not limited to, reviewing the merits of the litigation, assessing whether to pursue claims or counterclaims against various persons or entities, assessing whether to appoint or retain experts or disinterested persons to make determinations in respect of such litigation, and advising and directing Martin Resource Management’s general counsel and outside legal counsel with respect to such litigation. The special committee consists of Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton.

On May 4, 2010, the Partnership received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff was a former director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. The Partnership is not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership.

(14)	Consolidating Financial Statements

In connection with the Partnership’s filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”), Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, has issued in the past, and may issue in the future, additional unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the Registration Statement. If issued, the guarantees will be full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities under the Registration Statement which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue”, or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011, and in this report.

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

Recent Developments

Global financial markets and economic conditions have significantly improved over the last year. One of the features driving investment in master limited partnerships, including us, has been the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities are no longer constrained by a lack of liquidity in the financial markets. During much of 2010 and into 2011, the financial markets were available to us. As such, we were able to issue senior unsecured long-term debt in the first quarter 2010 and equity in both the first and third quarters of 2010. Additionally, we were able to issue equity in February 2011 for the purpose of reducing outstanding indebtedness under our credit facility.

Conditions in our industry continue to be challenging in 2011. For example:

•
The general decline in drilling activity by gas producers in our areas of operations in Northeast Texas continues which began during the fourth quarter of 2008 as a result of the global economic crisis. Several gas producers in our areas of operation have substantially reduced drilling activity as compared to their drilling levels before the crisis.

•
Coupled with the general decline in drilling activity are the federal government’s enhanced safety regulations and inspection requirements as it relates to deep-water drilling in the Gulf of Mexico. On October 12, 2010, the United States Government lifted the moratorium on deep water permitting and drilling. Although these enhanced safety regulations and inspection requirements of the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) have continued to provide uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico Outer Continental Shelf (OCS), permits have begun to be issued by the BOEMRE again during first quarter 2011.

•
There has been a decline in the demand for marine transportation services based on decreased refinery production resulting in an oversupply of equipment. This was partially offset in 2010 by the marine transportation services required in the efforts to clean up the BP oil spill in the Gulf of Mexico. 2011 will be a challenge for marine transportation services based on these industry conditions.

Despite the industry challenges we have faced, we are positioning ourselves for continued growth. In particular:

•
We adjusted our business strategy for 2010 and 2011 to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling costs. Over the past year we have had access to the capital markets and have appropriate levels of liquidity and operating cash flows to adequately fund our growth. Our goal over the next two years will be to increase growth capital expenditures across all segments, primarily in our Terminalling and Storage segment.

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

You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under ASC 350 related to intangibles-goodwill and other.

Derivatives

All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2011, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.

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

Sulfur services. Revenue from sulfur product sales is recognized when the customer takes title to the product. Revenue from sulfur services is recognized as deliveries are made during each monthly period.

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

Goodwill

Goodwill is subject to a fair-value based impairment test on an annual basis. We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired.

All four of our “reporting units”, terminalling and storage, natural gas services, sulfur services and marine transportation, contain goodwill.

We have performed the annual impairment test as of September 30, 2010, and we have determined that the fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method, and (iii) the guideline transaction method.

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

Ownership

Martin Resource Management owns an approximate 31.6% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $21.1 million of direct costs and expenses for the three months ended March 31, 2011 compared to $18.6 million for the three months ended March 31, 2010. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million. We reimbursed Martin Resource Management for $1.0 and $0.9 million of indirect expenses for the three months ended March 31, 2011 and 2010, respectively. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

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

In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 13% and 10% of our total cost of products sold during the three months ended March 31, 2011 and 2010, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 9% and 7% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel Service LLC and Midstream Fuel LLC provides terminal services to us to handle lubricants, greases and drilling fluids.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

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

Results of Operations

The results of operations for the three months ended March 31, 2011 and 2010 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues. The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2011 and 2010. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three months ended March 31, 2011
Terminalling and storage	$37,646	$(978)	$36,668	$2,976	$(49)	$2,927
Natural gas services	167,211	—	167,211	3,326	205	3,531
Sulfur services	59,758	—	59,758	8,027	1,884	9,911
Marine transportation	21,439	(2,040)	19,399	759	(2,040)	(1,281)
Indirect selling, general and administrative	—	—	—	(1,818)	—	(1,818)

Total	$286,054	$(3,018)	$283,036	$13,270	$—	$13,270

Three months ended March 31, 2010
Terminalling and storage	$26,342	$(1,181)	$25,161	$3,309	$(704)	$2,605
Natural gas services	165,229	—	165,229	2,295	412	2,707
Sulfur services	34,409	—	34,409	2,927	1,413	4,340
Marine transportation	18,998	(1,121)	17,877	831	(1,121)	(290)
Indirect selling, general and administrative	—	—	—	(1,799)	—	(1,799)

Total	$244,978	$(2,302)	$242,676	$7,563	$—	$7,563

Our results of operations are discussed on a comparative basis below. There are certain items of income and expense which we do not allocate on a segment basis. These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our total revenues before eliminations were $286.1 million for the three months ended March 31, 2011, compared to $245.0 million for the three months ended March 31, 2010, an increase of $41.1 million, or 17%. Our operating income before eliminations was $13.3 million for the three months ended March 31, 2011, compared to $7.6 million for the three months ended March 31, 2010, an increase of $5.7 million, or 75%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
Services	$19,102	$17,222
Products	18,544	9,120
Total revenues	37,646	26,342

Cost of products sold	17,490	8,446
Operating expenses	12,315	10,517
Selling, general and administrative expenses	84	59
Depreciation and amortization	4,781	4,011
Operating income	$2,976	$3,309

Revenues. Our terminalling and storage revenues increased $11.3 million, or 43%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Services revenue accounted for a $1.9 million increase, while lubricant product sales accounted for the remaining $9.4 million increase. The services revenue increase was primarily a result of our acquisition of certain terminalling assets from Martin Resource Management on January 31, 2011. Product revenue increased $9.4 million. Of this increase, $7.3 million was due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement during September 2010. The remaining $2.1 million increase was due to increases in average selling prices and sales volumes at our Mega Lubricants facility.

Cost of products sold. Our cost of products sold increased $9.0 million, or 107%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Of this increase, $6.6 million was primarily due to the conversion of a consigned product delivery agreement with one of our customers to a buy/sell product delivery agreement during September 2010. The remaining increase was due to an increase in sales volumes and average purchase price at our Mega Lubricants facility.

Operating expenses. Operating expenses increased $1.8 million, or 17%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Of this increase, $1.0 million was due primarily to operating expenses associated with the acquisition of certain terminalling assets from Martin Resource Management on January 31, 2011, $0.5 million was due to an increase in salary and burden, and $0.4 million was due to an increase in repairs and maintenance.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately the same for both three month periods ended March 31, 2011 and 2010.

Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 19%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Of this increase, $0.5 million was primarily due to our acquisition of certain terminalling assets from Martin Resource Management on January 31, 2011. The remaining $0.3 million was a result of capital expenditures made in the past 12 months.

In summary, our terminalling operating income decreased $0.3 million, or 10%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
NGLs	$155,300	$153,011
Natural gas	10,016	10,995
Non-cash mark-to-market adjustment of commodity derivatives	177	(52)
Gain (loss) on cash settlements of commodity derivatives	—	77
Other operating fees	1,718	1,198
Total revenues	167,211	165,229

Cost of products sold:
NGLs	148,689	147,283
Natural gas	9,720	10,793
Total cost of products sold	158,409	158,076

Operating expenses	2,110	1,766
Selling, general and administrative expenses	1,851	1,901
Depreciation and amortization	1,515	1,191
	3,326	2,295
Other operating income	—	—
Operating income	$3,326	$2,295

NGLs Volumes (Bbls)	2,485	2,870
Natural Gas Volumes (Mmbtu)	2,620	2,031

Information above does not include activities relating to Waskom, PIPE, Matagorda and BCP investments

Equity in Earnings of Unconsolidated Entities	$2,376	$2,176

Waskom:
Plant Inlet Volumes (Mmcf/d)	272	247
Frac Volumes (Bbls/d)	8,049	8,404

Revenues. Our natural gas services revenues increased $2.0 million, or 1% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

For the three months ended March 31, 2011, NGL revenues increased $2.3 million, or 2% and natural gas revenues decreased $1.0 million, or 9%. NGL sales volumes for the three months of 2011 decreased 13% and natural gas volumes increased 29% compared to the same period of 2010. Our NGL average sales price per barrel for the three months ended March 31, 2011, increased $9.18, or 17%, and our natural gas average sales price per Mmbtu decreased $1.59, or 29% compared to the same period of 2010. As a result of the stabilization of the NGL market over the last year, NGL volumes have decreased from the significantly higher volumes during the economic rebound that occurred in 2009. The increase in natural gas volumes is a result of producer drilling activity near our Woodlawn facility.

Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs. This activity is referred to as price risk management. For the three months ended March 31, 2011, 41% of our total natural gas volumes and 40% of our total NGL volumes were hedged as compared to 45% and 37% for the same period in 2010. Non-cash mark-to-market gains and gains recognized on cash settlements of our derivative contracts resulted in an increase of $0.2 million on total natural gas and NGL revenues for the first quarter of 2011 compared to no impact on total natural gas and NGL revenues in the same period of 2010.

Cost of products sold. Our cost of products sold increased $0.3 million, or 0.2%, for the three months ended March 31, 2011, compared to the same period of 2010. Of the increase, $1.4 million relates to NGLs offset by a $1.1 million decrease related to natural gas. The percentage increase in NGL cost of products sold remained consistent with our percentage increase in NGL revenues, as our margins remained consistent. The percentage decrease relating to natural gas cost of products sold is more than the percentage decrease in natural gas revenues which caused our Mmbtu margins to increase $0.013 per Mmbtu primarily as a result of our pricing structure with respect to certain contracts.

Operating expenses. Operating expenses increased $0.3 million, or 19%, for the three months ended March 31, 2011 compared to the same period of 2010. This increase is primarily related to the expenses associated with the Darco Gathering System assets acquired in November 2010 ($0.2 million) and increased pipeline maintenance costs ($0.3 million), offset by the Marshall Pipeline lease being assigned to Waskom in 2010 ($0.2 million).

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent for the three months ended March 31, 2011, as compared to the same period for 2010.

Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 27%, for the three months ended March 31, 2011, as compared to the same period for 2010. This increase is primarily related to the amortization of contracts acquired in the Darco Acquisition ($0.2 million) in addition to normal capital expenditure activity for the period ($0.1 million).

In summary, our natural gas services operating income increased $1.0 million, or 45%, for the three months ended March 31, 2011, compared to the same period of 2010.

Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $2.4 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $0.2 million. This increase is a result of higher NGL and condensate prices.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
Services	$2,850	$—
Products	56,908	34,409
Total revenues	59,758	34,409

Cost of products sold	44,532	24,826
Operating expenses	4,691	4,236
Selling, general and administrative expenses	886	897
Depreciation and amortization	1,622	1,523
Operating income	$8,027	$2,927

Sulfur (long tons)	348.9	273.2
Fertilizer (long tons)	77.6	69.7
Sulfur Services Volumes (long tons)	426.5	342.9

Revenues. Our sulfur services revenues increased $25.3 million, or 74%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Services revenue accounted for $2.9 million of the increase, while products revenue accounted for the remaining $22.4 million of the increase. The services revenue relates to a new contract that began on January 1, 2011. The products revenue increase was primarily a result of a 24% increase in our volumes sold and an average sales price increase of 40%. The sales price increase was related to an increased market price for our sulfur products.

Cost of products sold. Our cost of products sold increased $19.7 million, or 79%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Our margin per ton increased 28%. This increase is also related to the market price of our sulfur products.

Operating expenses. Our operating expenses increased $0.5 million, or 11%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase was a result of a workers’ compensation claim of $0.3 million and fuel costs of $0.2 million.

Selling, general, and administrative expenses Selling, general, and administrative expenses remained relatively consistent for both periods March 31, 2011 and 2010.

Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 6%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

In summary, our sulfur operating income increased $5.1 million, or 174%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues	$21,439	$18,998
Operating expenses	17,026	14,475
Selling, general and administrative expenses	389	614
Depreciation and amortization	3,265	3,180
	759	729
Other operating income	-	102
Operating income	$759	$831

Revenues. Our marine transportation revenues increased $2.4 million, or 13%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Our inland marine revenues increased $2.7 million due to an increase in inland freight revenue of $2.2 million, primarily as a result of increased utilization of the inland fleet. The remaining $0.5 million increase was due to an increase in ancillary revenues which consisted primarily of fuel. This was offset by a $0.3 million decrease in our offshore revenues due to decreased utilization of our offshore vessels.

Operating expenses. Operating expenses increased $2.6 million, or 18%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase in operating costs is primarily due to an increase in outside charter expense of $1.2 million, an increase in fuel costs of $0.6 million, an increase in repairs and maintenance of $0.4 million and an increase in wage and burden costs of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease is due to a $0.2 million decrease in bad debt expense.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 3%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase was primarily a result of capital expenditures made in the last twelve months offset by disposal of equipment made in the last twelve months.

Other operating income. Other operating income related to a gain on the sale of equipment in the period ended March 31, 2010.

In summary, our marine transportation operating income decreased $0.1 million, or 9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Equity in Earnings of Unconsolidated Entities

We own an unconsolidated 50% interest in Waskom, Matagorda and PIPE. As a result, these assets are accounted for by the equity method.

On January 15, 2010, Waskom, through its wholly owned subsidiary Waskom Midstream LLC, acquired from Crosstex North Texas Gathering, L.P. a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System. The Partnership’s share of the acquisition cost was approximately $20 million and was recorded as an investment in an unconsolidated entity.

For the three months ended March 31, 2011 and 2010 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda and PIPE.

Equity in earnings of unconsolidated entities was $2.4 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $0.2 million. This increase is a result of higher NGL and condensate prices.

Interest Expense

Our interest expense for all operations was $8.4 million for the three months ended March 31, 2011, compared to the $8.0 million for the three months ended March 31, 2010, an increase of $0.4 million, or 5%. This increase was primarily due to $4.4 million increase related to the issuance of our Senior Notes at the end of the first quarter 2010, offset by the termination of all our interest rate swaps at a cost of $3.8 million and increases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $1.8 million for the both the three months ended March 31, 2011 and 2010.

Martin Resource Management allocated to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. Generally accepted accounting principles also permit other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate allocation method of these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million. We reimbursed Martin Resource Management for $1.0 and $0.9 million of indirect expenses for the three months ended March 31, 2011 and 2010, respectively, reflecting our allocable share of such expenses. These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private. During 2010, we completed several transactions that have improved our liquidity position. We received net proceeds of $197.2 million from a private placement of senior notes and $50.5 million from a public offering of common units. Additionally, we made certain strategic amendments to our credit facility.

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

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Debt Financing Activities

On April 15, 2011, our credit facility was amended to (i) increase the maximum amount of borrowings and letters of credit under the Credit Agreement from $275.0 million to $350.0 million, (ii) extend the maturity date of all amounts outstanding under the Credit Agreement from March 15, 2013 to April 15, 2016, (iii) decrease the applicable interest rate margin on committed revolver loans under the Credit Agreement as described in more detail below, (iv) adjust the financial covenants as described in more detail below, (v) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and the Partnership and certain of its subsidiaries as described in more detail below, and (vi) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below.

Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million, (ii) convert all term loans to revolving loans, (iii) extend the maturity date from November 9, 2012 to March 15, 2013, (iv) permit us to invest up to $40.0 million in our joint ventures, (v) eliminate the covenant that limits our ability to make capital expenditures, (vi) decrease the applicable interest rate margin on committed revolver loans, (vii) limit our ability to make future acquisitions, and (viii) adjust the financial covenants. For a more detailed discussion regarding our credit facility, see “Description of Our Long-Term Debt—Credit Facility” within this Item.

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

Equity Offerings

On February 9, 2011, we completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70.3 million. Our general partner contributed $1.5 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. On February 9, 2011, we made a $65.5 million payment to reduce the outstanding balance under our revolving credit facility.

On February 8, 2010, we completed a public offering of approximately 1.65 million common units, representing limited partner interests in us at a purchase price of $32.35 per common unit. In connection with the public offering of units, on February 3, 2010, we entered into an underwriting agreement with UBS Securities LLC, RBC Capital Markets Corporation and Wells Fargo Securities, LLC, as representatives for the several underwriters parties thereto. The common units sold in the offering were registered under the Securities Act pursuant to our existing shelf registration statement. Following this offering, the common units represented a 93.3% limited partnership interest in us. We received net proceeds of approximately $50.5 million after payment of underwriters’ discounts, commissions and offering expenses. Our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us. On February 8, 2010, the Partnership made a $45.0 million payment to reduce the outstanding balance under its revolving credit facility.

Cash Flows and Capital Expenditures

For the three months ended March 31, 2011, cash decreased $0.6 million as a result of $28.1 million provided by operating activities, $57.0 million used in investing activities and $28.3 million provided by financing activities. For the three months ended March 31, 2010 cash increased $7.3 million as a result of $11.3 million provided by operating activities, $24.5 million used in investing activities and $20.5 million provided by financing activities.

For the three months ended March 31, 2011, our investing activities of $57.0 million consisted of capital expenditures, investments in other long-term assets, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the three months ended March 31, 2010, our investing activities of $24.5 million consisted of capital expenditures, proceeds from sale of property, plant and equipment, investments in other long-term assets, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities.

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

For the three months ended March 31, 2011 and 2010, our capital expenditures for property and equipment were $14.9 million and $3.5 million, respectively.

As to each period:

•
For the three months ended March 31, 2011, we spent $9.6 million for expansion and $5.3 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•
For the three months ended March 31, 2010, we spent $2.5 million for expansion and $1.0 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.

For the three months ended March 31, 2011, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $14.9 million, payments of long term debt to financial lenders of $101.5 million, payments of notes payable and capital lease obligations of $0.3 million, borrowings of long-term debt under our credit facility of $73.5 million, treasury units purchased of $0.3 million, proceeds from our public offering of $70.3 million and general partner contributions of $1.5 million.

For the three months ended March 31, 2010, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $13.2 million, payments of long term debt and capital lease obligations to financial lenders of $284.1 million, borrowings of long-term debt under our credit facility of $273.1 million, payments of debt issuance costs of $6.9 million, proceeds from our public offering of $50.6 million and general partner contributions of $1.1 million.

We made contributions to unconsolidated entities of $3.7 million and $0.6 million during the three months ended March 31, 2011 and 2010, respectively. The net investment in unconsolidated entities includes $2.2 million and $0.2 million of expansion capital expenditures in the three months ended March 31, 2011 and 2010, respectively.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of March 31, 2011, we had $345.8 million of outstanding indebtedness, consisting of outstanding borrowings of $197.5 million (net of unamortized discount) under our Senior Notes, $135.0 million under our revolving credit facility, notes payable of $7.1 million and $6.2 million under capital lease obligations.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2011, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter

Long-Term Debt
Revolving credit facility	$135,000	$—	$135,000	$—	$—
Senior unsecured notes	197,544	—	—	—	197,544
Note payable	7,114	1,010	2,261	2,627	1,216
Capital leases including current maturities	6,145	138	404	637	4,966
Non-competition agreements	200	50	100	50	—
Throughput commitment	64,025	1,107	10,774	12,521	39,623
Purchase obligations	4,250	4,250	—	—	—
Operating leases	44,750	9,291	18,230	9,795	7,434
Interest expense: ¹
Revolving credit facility	11,429	5,851	5,578	—	—
Senior unsecured notes	128,688	17,750	35,500	35,500	39,938
Note payable	1,693	500	758	393	42
Capital leases	4,835	967	1,852	1,691	325
Total contractual cash obligations	$605,673	$40,914	$210,457	$63,214	$291,088

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit. At March 31, 2011, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

Senior Notes

In March 2010, we and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of us (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200 million in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Senior Notes”). We completed the aforementioned Senior Notes offering on March 26, 2010 and received proceeds of approximately $197.2 million, after deducting initial purchaser discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.

On September 16, 2010, we filed a registration statement, pursuant to the registration rights agreement for the Senior Notes issued in March 2010. We exchanged the Senior Notes for registered 8.875% senior unsecured notes due April 2018.

In connection with the issuance of the Senior Notes, all “non-issuer” wholly-owned subsidiaries of we issued full, irrevocable, and unconditional guarantees of the Senior Notes. We do not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and our other subsidiary is minor.

Indenture

Interest and Maturity. On March 26, 2010, the Issuers issued the Senior Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act. The Senior Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Senior Notes will mature on April 1, 2018. The interest payment dates are April 1 and October 1, beginning on October 1, 2010.

Optional Redemption. Prior to April 1, 2013, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the Senior Notes with the proceeds of certain equity offerings. Prior to April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Senior Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2014, the Issuers may on any one or more occasions redeem all or a part of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 104.438% for the twelve-month period beginning on April 1, 2014, 102.219% for the twelve-month period beginning on April 1, 2015 and 100.00% for the twelve-month period beginning on April 1, 2016, and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Senior Notes.

Certain Covenants. The Indenture restricts our ability and the ability of certain of its subsidiaries to: (i) sell assets including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions; or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the Senior Notes; (ii) default in payment when due of the principal of, or premium, if any, on the Senior Notes; (iii) our failure to comply with certain covenants relating to asset sales, repurchases of the Senior Notes upon a change of control and mergers or consolidations; (iv) our failure, for 180 days after notice, to comply with its reporting obligations under the Securities Exchange Act of 1934; (v) our failure, for 60 days after notice, to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by us or any of our restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20 million or more, subject to a cure provision; (vii) our or any of our restricted subsidiaries failure to pay final judgments aggregating in excess of $20 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee; and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of our restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of us. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding Senior Notes, by notice to the Issuers and the Trustee, may declare the Senior Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of us that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of us, will automatically cause the Senior Notes to become due and payable.

Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC, a registration statement with respect to an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act. Pursuant to the registration rights agreement for the Senior Notes issued in March 2010, the Partnership filed an exchange offer registration statement on September 16, 2010. The Partnership exchanged the Senior Notes for registered 8.875% senior unsecured notes due April 2018.

Credit Facility

On April 15, 2011, we entered into a Seventh Amendment to the Credit Agreement, among Martin Operating Partnership L.P., our wholly-owned subsidiary, as borrower, us and certain of our subsidiaries, as guarantors, the financial institution parties thereto, as lenders, Royal Bank of Canada, as administrative agent and collateral agent, and the various other agents and parties thereto. The Seventh Amendment was arranged by Wells Fargo Securities, LLC and RBC Capital Markets. The Seventh Amendment amends the Credit Agreement to, among other things, (1) increase the maximum amount of borrowings and letters of credit under the Credit Agreement from $275 million to $350 million, (2) extend the maturity date of all amounts outstanding under the Credit Agreement from March 15, 2013 to April 15, 2016, (3) decrease the applicable interest rate margin on committed revolver loans under the Credit Agreement as described in more detail below, (4) adjust the financial covenants as described in more detail below, (5) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and us and certain of its subsidiaries as described in more detail below, and (6) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below. Amounts outstanding under the Credit Agreement bear interest at the borrower's option at either the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin, and the applicable margin is determined by our leverage ratio. After giving effect to the Seventh Amendment, the applicable margin for Eurodollar Rate loans and letters of credit ranges from 2.00% to 3.25% and the applicable margin for Base Rate loans will range from 1.00% to 2.25%. The Credit Agreement, as amended by the Seventh Amendment, contains financial covenants that, among other things, requires us to maintain specified ratios of: (i) EBITDA (as defined in the Credit Agreement) to consolidated interest charges (as defined in the Credit Agreement) of not less than 2.75 to 1.0 at the end of each fiscal quarter, (ii) total funded debt to EBITDA of not more than 5.00 to 1.00 at the end of each fiscal quarter, and (iii) total secured debt to EBITDA of not more than 3.25 to 1.00 at the end of each fiscal quarter. The Credit Agreement, as amended by the Seventh Amendment, allows for the borrower and us and certain of our subsidiaries to incur and maintain additional indebtedness in an amount not to exceed $35 million. We incur a commitment fee on the unused portion of the loan facility, which ranges from 0.375% to 0.50% after giving effect to the Seventh Amendment.

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility comprised of a $130.0 million term loan facility and a $95.0 million revolving credit facility, which included a $20.0 million letter of credit sub-limit. Effective September 30, 2006, we increased our revolving credit facility by $25.0 million, resulting in a committed $120.0 million revolving credit facility. Effective December 28, 2007, we increased our revolving credit facility by $75.0 million, resulting in a committed $195.0 million revolving credit facility. Effective December 21, 2009, (i) we increased our revolving credit facility by approximately $72.7 million, resulting in a committed $267.8 million revolving credit facility and (ii) decreased our term loan facility by approximately $62.1 million, resulting in a $67.9 million term loan facility. Effective January 14, 2010, we modified our revolving credit facility to (i) permit investment up to $25.0 million in joint ventures and (ii) limit our ability to make capital expenditures. Effective February 25, 2010, we increased the maximum amount of borrowings and letters of credit available under our credit facility from approximately $335.7 million to $350.0 million. Effective March 26, 2010, our credit facility was amended to (i) decrease the size of our aggregate facility from $350.0 million to $275.0 million; (ii) convert all term loans to revolving loans; (iii) extend the maturity date from November 9, 2012 to March 15, 2013; (iv) permit us to invest up to $40 million in our joint ventures; (v) eliminate the covenant that limits our ability to make capital expenditures; (vi) decrease the applicable interest rate margin on committed revolver loans; (vii) limit our ability to make future acquisitions; and (viii) adjust the financial covenants.

As of March 31, 2011, we had approximately $135.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $139.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures. During the current fiscal year, draws on our credit facility have ranged from a low of $135.0 million to a high of $200.5 million.

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

As of March 31, 2011, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 4.00%. Effective April 1, 2011, the applicable margin for Eurodollar Rate borrowings will remain at 4.00%. Effective April 15, 2011, the applicable margin for Eurodollar Rate borrowings decreased to 2.75%.

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

As of May 3, 2011, our outstanding indebtedness includes $140 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2011 and 2010. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses. An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2011 or 2010.

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

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement; establish a maximum credit limit threshold pursuant to our hedging policy; and monitor the appropriateness of these limits on an ongoing basis. We have agreements with five counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of March 31, 2011, we have no cash collateral deposits posted with counterparties.

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

Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three months ended March 31, 2011 and 2010, as our contract mix and percent of volumes associated with those contracts did not differ materially.

The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.4 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $0.7 million.

Prism Gas has entered into hedging transactions through 2012 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.

Based on estimated volumes, as of March 31, 2011, we had hedged approximately 46% and 35% of our commodity risk by volume for 2011 and 2012, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:

•	Natural gas contracts - monthly posting for ANR Pipeline Co. - Louisiana as posted in Platts Inside FERC’s Gas Market Report;
•	Crude oil contracts - WTI NYMEX average for the month of the daily closing prices; and
•	Natural gasoline contracts - Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).

Hedging Arrangements in Place
As of March 31, 2011

Period	Underlying	Notional Volume	Commodity Price We Receive	Commodity Price We Pay	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
April 2011-December 2011	Natural Gas	90,000 (Mmbtu)	Index	$6.125/Mmbtu	145	—
April 2011-December 2011	Natural Gas	180,000 (Mmbtu)	Index	$4.3225/Mmbtu	—	(34)
April 2011-December 2011	Crude Oil	18,000 (BBL)	Index	$91.20/Bbl	—	(292)
April 2011-December 2011	Crude Oil	9,000 (BBL)	Index	$101.90/Bbl	—	(50)
April 2011-December 2011	Natural Gasoline	18,000 (BBL)	Index	$87.10/Bbl	—	(365)
April 2011-December 2011	Natural Gasoline	9,000 (BBL)	Index	$88.85/Bbl	—	(167)
April 2011-December 2011	Natural Gasoline	9,000 (BBL)	Index	$2.383/Gl	—	(4)
January 2012-December 2012	Natural Gas	120,000 (Mmbtu)	Index	$4.870/Mmbtu	—	(15)
January 2012-December 2012	Natural Gas	240,000 (Mmbtu)	Index	$4.960/Mmbtu	—	(9)
January 2012-December 2012	Crude Oil	48,000 (BBL)	Index	$88.63/Bbl	—	(416)
January 2012-December 2012	Natural Gasoline	12,000 (BBL)	Index	$90.20/Bbl	—	(190)
January 2012-December 2012	Natural Gasoline	12,000 (BBL)	Index	$2.340/Gl	—	(19)

					$145	$(1,561)

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.33% as of March 31, 2011. As of May 3, 2011, we had total indebtedness outstanding under our credit facility of $140 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2011, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.4 million annually.

Historically, we have managed a portion of our interest rate risk on our revolving credit facility with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. During the first quarter 2010, we terminated all of our interest rate swaps on our revolving credit facility.

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate. The estimated fair value of the Senior Notes was approximately $217.9 million as of March 31, 2011, based on market prices of similar debt at March 31, 2011. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $10.2 million decrease in fair value of our long-term debt at March 31, 2011.

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

At March 31, 2011, we are party to interest rate swap agreements as shown below:

Interest Rate Swaps
As of March 31, 2011

Date of Swap	Bank	Maturity	Notional Amount	Interest Rate We Pay	Interest Rate We Receive	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
September 2010	SunTrust	April 2018	$60,000	3 MO LIBOR	2.3150%	$1,196	$2,761
September 2010	RBS	April 2018	$40,000	3 MO LIBOR	2.3150%	798	1,835

						$1,994	$4,596

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 2, 2011.

Item 5. Other Information

Certain Other Information. On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas (the “Court”) by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management. The Defendant is an executive officer of Martin Resource Management and our general partner, the Defendant is a director of both Martin Resource Management and our general partner, and the Plaintiff is a former director of Martin Resource Management and our general partner. The lawsuit alleged that the Defendant breached a settlement agreement with the Plaintiff concerning certain Martin Resource Management matters and that the Defendant breached fiduciary duties allegedly owed to the Plaintiff in connection with their respective ownership and other positions with Martin Resource Management. Prior to the trial of this lawsuit, the Plaintiff dropped his claims against the Defendant relating to the breach of fiduciary duty allegations. We are not a party to the lawsuit and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations, or (iii) against the Defendant with respect to his service as an officer or director of our general partner.

In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment (the “Judgment”) with respect to the lawsuit as further described below. In connection with the Judgment, the Defendant has advised us that he has filed a motion for new trial, a motion for judgment notwithstanding the verdict and a notice of appeal. In addition, on June 22, 2009, the Plaintiff filed a notice of appeal with the Court indicating his intent to appeal the Judgment. The Defendant has further advised us that on June 30, 2009, he posted a cash deposit in lieu of a bond and the judge has ruled that as a result of such deposit, the enforcement of any of the provisions in the Judgment is stayed until the matter is resolved on appeal.

The Judgment awarded the Plaintiff monetary damages in the approximate amount of $3,200, attorney’s fees of approximately $1,600 and interest. In addition, the Judgment grants specific performance and provides that the Defendant is to (i) transfer one share of his Martin Resource Management common stock to the Plaintiff, (ii) take such actions, including the voting of any Martin Resource Management shares which the Defendant owns, controls or otherwise has the power to vote, as are necessary to change the composition of the board of directors of Martin Resource Management from the current five-person board consisting of the Defendant, Randy Tauscher, Wes Skelton, Don Neumeyer, and Bob Bondurant (executive officers of Martin Resource Management and our general partner) to a four-person board to consist of the Defendant and his designee and the Plaintiff and his designee, and (iii) take such actions as are necessary to change the trustees of the Martin Resource Management Employee Stock Ownership Trust (the “MRMC ESOP Trust”) to just the Defendant and the Plaintiff. The Judgment is directed solely at the Defendant and is not binding on any other officer, director or shareholder of Martin Resource Management or any trustee of a trust owning Martin Resource Management shares. The Judgment with respect to (ii) above terminated on February 17, 2010, and with respect to (iii) above on the 30th day after the election by the Martin Resource Management shareholders of the first successor Martin Resource Management board after February 17, 2010. However, any enforcement of the Judgment was stayed pending resolution of the appeal relating to it. In 2010, the Martin Resource Management board of directors removed Ruben S. Martin III and Scott D. Martin as trustees of the MRMC Employee Stock Ownership Plan and appointed the current trustees, Melanie Mathews, Johnnie Murry, Gina Patterson and Wesley M. Skelton. An election of the Board of Directors of Martin Resource Management occurred on June 18, 2010, whereby the current board of directors was elected.

On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment. The Appellate Court’s opinion specifically reversed the Judgment and rendered a take-nothing judgment against the Plaintiff and in favor of the Defendant. The Plaintiff petitioned the Supreme Court of Texas to hear his appeal from the Appellate Court, but no further substantive action has been taken by the parties or the courts.

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Plan, and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares. The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009. As of May 4, 2011, this lawsuit is set to go to trial in July 2011.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander has amended her claims to include her grandmother, Margaret Martin, as a defendant. With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4.9 million. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2.7 million in damages, including interest and attorneys’ fees. The Plaintiff has appealed the judgment and such appeal is still pending.

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

On May 4, 2010, we received a copy of a petition filed in a new case with the Court by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff was a director of Martin Resource Management. The lawsuit alleges that the Plaintiff and others (i) willfully and intentionally interfered with existing Martin Resource Management contracts and the prospective business relationships of Martin Resource Management and (ii) published disparaging statements to third-parties with business relationships with Martin Resource Management, which constituted slander and business disparagement. We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations or (iii) against the Plaintiff with respect to his service as an officer or former director of our general partner.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: May 4, 2011		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

10.1
Underwriting Agreement dated as of February 4, 2011 by and among the Partnership, Martin Midstream GP LLC, Martin Operating GP LLC, Martin Operating Partnership L.P. and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and UBS Securities LLC(filed as Exhibit 1.1 to the Partnership’s Current Report on Form 8-K, filed February 11, 2011, and incorporated herein by reference).

10.2
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of April 15, 2011, among Martin Operating Partnership L.P., the Partnership, Martin Operating GP LLC, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., Prism Liquids Pipeline, LLC, the financial institutions party to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed April 21, 2011, and incorporated herein by reference).

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