Form 10-Q
period 2011-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2011-11-07
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐ No ☒

The number of the registrant’s Common Units outstanding at November 7, 2011 was 19,582,332. The number of the registrant’s subordinated units outstanding at November 7, 2011 was 889,444.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Cash	$296	$11,380
Accounts and other receivables, less allowance for doubtful accounts of $3,592 and $2,528, respectively	99,196	95,276
Product exchange receivables	25,651	9,099
Inventories	80,852	52,616
Due from affiliates	12,279	6,437
Fair value of derivatives	934	2,142
Other current assets	908	2,784
Total current assets	220,116	179,734

Property, plant and equipment, at cost	689,905	632,456
Accumulated depreciation	(225,058)	(200,276)
Property, plant and equipment, net	464,847	432,180

Goodwill	37,268	37,268
Investment in unconsolidated entities	163,414	98,217
Fair value of derivatives	144	—
Deferred debt costs	13,850	13,497
Other assets, net	24,239	24,582
	$923,878	$785,478
Liabilities and Partners’ Capital
Current portion of capital lease obligations	$1,201	$1,121
Trade and other accounts payable	94,447	82,837
Product exchange payables	49,702	22,353
Due to affiliates	14,708	6,957
Income taxes payable	789	811
Fair value of derivatives	—	282
Other accrued liabilities	14,261	10,034
Total current liabilities	175,108	124,395

Long-term debt and capital leases, less current maturities	439,213	372,862
Deferred income taxes	7,816	8,213
Fair value of derivatives	—	4,100
Other long-term obligations	1,743	1,102
Total liabilities	623,880	510,672

Partners’ capital	298,621	273,387
Accumulated other comprehensive income	1,377	1,419
Total partners’ capital	299,998	274,806
Commitments and contingencies
	$923,878	$785,478

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
 (Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Terminalling and storage *	$19,381	$17,357	$56,831	$50,062
Marine transportation *	20,773	21,468	57,548	57,458
Sulfur services	2,850	—	8,550	—
Product sales: *
Natural gas services	188,461	107,842	514,870	397,855
Sulfur services	67,319	36,658	198,310	113,945
Terminalling and storage	17,525	12,062	55,441	30,687
	273,305	156,562	768,621	542,487
Total revenues	316,309	195,387	891,550	650,007

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	180,499	102,487	492,120	379,433
Sulfur services *	59,808	30,505	164,142	86,855
Terminalling and storage	15,676	11,363	49,631	28,771
	255,983	144,355	705,893	495,059
Expenses:
Operating expenses *	35,669	29,017	104,730	86,314
Selling, general and administrative *	6,849	4,542	16,889	14,650
Depreciation and amortization	11,400	10,175	33,651	30,066
Total costs and expenses	309,901	188,089	861,163	626,089

Other operating income	1,720	405	1,818	450
Operating income	8,128	7,703	32,205	24,368

Other income (expense):
Equity in earnings of unconsolidated entities	1,784	2,951	6,953	7,469
Interest expense	(4,297)	(6,051)	(17,102)	(22,248)
Other, net	23	34	127	117
Total other income (expense)	(2,490)	(3,066)	(10,022)	(14,662)
Net income before taxes	5,638	4,637	22,183	9,706
Income tax benefit (expense)	(239)	(1)	(692)	(224)

Net income	$5,399	$4,636	$21,491	$9,482

General partner’s interest in net income	$1,348	$1,000	$3,992	$2,832
Limited partners’ interest in net income	$3,774	$3,359	$16,668	$5,819

Net income per limited partner unit - basic and diluted	$0.20	$0.19	$0.87	$0.33

Weighted average limited partner units - basic	19,158,334	17,700,875	19,161,403	17,466,200
Weighted average limited partner units - diluted	19,163,128	17,701,719	19,163,066	17,467,514

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Included Above

Revenues:
Terminalling and storage	$14,210	$12,292	$40,045	$34,579
Marine transportation	6,351	7,968	19,223	20,948
Product Sales	2,024	5,265	10,745	8,647
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	31,871	16,353	80,829	57,721
Sulfur services	4,762	4,212	13,407	11,448
Expenses:
Operating expenses	17,223	12,215	42,966	35,986
Selling, general and administrative	3,576	2,704	9,490	8,141

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common		Subordinated		General Partner	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Amount	(Loss)	Total

Balances – January 1, 2010	16,057,832	$245,683	889,444	$16,613	$4,731	$(2,076)	$264,951

Net income	—	6,650	—	—	2,832	—	9,482

Recognition of beneficial conversion feature	—	(831)	—	831	—	—	—

Follow-on public offering	2,650,000	78,600	—	—	—	—	78,600

Redemption of common units	(1,000,000)	(28,070)	—	—	—	—	(28,070)

General partner contribution	—	—	—	—	1,089	—	1,089

Distributions to parent	—	(4,369)	—	—	—	—	(4,369)

Cash distributions	—	(38,605)	—	—	(3,580)	—	(42,185)

Unit-based compensation	3,500	66	—	—	—	—	66

Purchase of treasury units	(3,500)	(108)	—	—	—	—	(108)

Adjustment in fair value of derivatives	—	—	—	—	—	3,906	3,906

Balances – September 30, 2010	17,707,832	$259,016	889,444	$17,444	$5,072	$1,830	$283,362

Balances – January 1, 2011	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806

Net income	—	17,499	—	—	3,992	—	21,491

Recognition of beneficial conversion feature	—	(831)	—	831	—	—	—

Follow-on public offering	1,874,500	70,330	—	—	—	—	70,330

General partner contribution	—	—	—	—	1,505	—	1,505

Cash distributions	—	(43,321)	—	—	(4,635)	—	(47,956)

Distribution to parent	—	(19,685)	—	—	—	—	(19,685)

Unit-based compensation	15,350	131	—	—	—	—	131

Purchase of treasury units	(14,850)	(582)	—	—	—	—	(582)

Unit-based compensation grant forfeitures	(500)	—	—	—	—	—	—

Adjustment in fair value of derivatives	—	—	—	—	—	(42)	(42)

Balances – September 30, 2011	19,582,332	$274,326	889,444	$18,552	$5,743	$1,377	$299,998

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$5,399	$4,636	$21,491	$9,482
Changes in fair values of commodity cash flow hedges	1,295	71	1,231	816
Commodity cash flow hedging gains (losses) reclassified to earnings	(538)	(223)	(1,291)	(609)
Changes in fair value of interest rate cash flow hedges	—	—	—	(241)
Interest rate cash flow hedging losses reclassified to earnings	—	606	18	3,940

Comprehensive income	$6,156	$5,090	$21,449	$13,388

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,491	$9,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,651	30,066
Amortization of deferred debt issuance costs	3,071	3,676
Amortization of debt discount	262	181
Deferred taxes	2	(474)
(Gain) loss on sale of property, plant and equipment	405	(450)
Equity in earnings of unconsolidated entities	(6,953)	(7,469)
Distributions in-kind from equity investments	9,010	7,524
Non-cash mark-to-market on derivatives	(3,360)	(3,592)
Other	131	66
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(1,516)	16,171
Product exchange receivables	(16,552)	1,372
Inventories	(28,236)	(15,766)
Due from affiliates	(5,842)	(2,217)
Other current assets	1,477	(950)
Trade and other accounts payable	11,610	(5,633)
Product exchange payables	27,350	4,165
Due to affiliates	7,751	467
Income taxes payable	(22)	109
Other accrued liabilities	4,227	9,625
Change in other non-current assets and liabilities	(122)	(3,865)
Net cash provided by operating activities	57,835	42,488
Cash flows from investing activities:
Payments for property, plant and equipment	(49,634)	(12,616)
Acquisitions	(16,815)	(7,331)
Payments for plant turnaround costs	(2,103)	(1,090)
Proceeds from sale of property, plant and equipment	530	1,944
Investment in unconsolidated entities	(59,319)	(20,110)
Return of investments from unconsolidated entities	1,668	2,430
Distributions from (contributions to) unconsolidated entities for operations	(9,603)	628
Net cash used in investing activities	(135,276)	(36,145)
Cash flows from financing activities:
Payments of long-term debt	(389,000)	(383,100)
Payments of notes payable and capital lease obligations	(831)	(260)
Proceeds from long-term debt	456,000	392,269
Net proceeds from follow on offering	70,330	78,600
Redemption of common units	—	(28,070)
General partner contribution	1,505	1,089
Distribution to parent	(19,685)	(4,369)
Payments of debt issuance costs	(3,424)	(7,425)
Purchase of treasury units	(582)	(108)
Cash distributions paid	(47,956)	(42,185)
Net cash provided by financing activities	66,357	6,441
Net increase (decrease) in cash	(11,084)	12,784
Cash at beginning of period	11,380	5,956
Cash at end of period	$296	$18,740

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
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

(b)            Unit Grants

In May 2011, the Partnership issued 6,250 restricted common units to non-employee directors under its long-term incentive plan from 5,750 treasury units purchased by the Partnership in the open market for $235 and 500 treasury units from forfeitures.  These units vest in 25% increments beginning in January 2012 and will be fully vested in January 2015.

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

The cost resulting from share-based payment transactions was $36 and $28 for the three months ended September 30, 2011 and 2010, respectively, and $131 and $66 for the nine months ended September 30, 2011 and 2010, respectively.

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
September 30, 2011
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

For the three months ended September 30, 2011 and 2010 the general partner received $1,265 and $926, respectively, in incentive distributions.  For the nine months ended September 30, 2011 and 2010, the general partner received $3,635 and $2,696, respectively, in incentive distributions.

(d)            Net Income per Unit

The Partnership follows the provisions of Financial Accounting Standards Board(“FASB”) Accounting Standards Codification Topic (“ASC”) 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. To the extent the Partnership Agreement does not explicitly limit distributions to the general partner, any earnings in excess of distributions are to be allocated to the general partner and limited partners utilizing the distribution formula for available cash specified in the Partnership Agreement. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement.

The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three and nine months ended September 30, 2011 and 2010, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit.  For the three months and nine months ended September 30, 2011 and 2010, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.

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

The following table reconciles net income to limited partners’ interest in net income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Martin Midstream Partners L.P.	$5,399	$4,636	$21,491	$9,482
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,265	926	3,635	2,696
Distributions payable on behalf of general partner interest	345	304	1,000	884
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(262)	(230)	(643)	(748)
Less beneficial conversion feature	277	277	831	831
Limited partners’ interest in net income	$3,774	$3,359	$16,668	$5,819

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

The weighted average units outstanding for basic net income per unit were 19,158,334 and 19,161,403 for the three months and nine months ended September 30, 2011, respectively, and 17,700,875 and 17,466,200 for the three months and nine months ended September 30, 2010, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 4,794 and 1,663 for the three and nine months ended September 30, 2011, respectively, and 844 and 1,314 for the three and nine months ended September 30, 2010, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(e)            Goodwill and Other Intangible Assets.

The Partnership has historically performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of September 30 of each year.  During the third quarter of fiscal 2011, the Partnership changed the annual impairment testing date from September 30 to August 31.  The Partnership believes this change, which represents a change in the method of applying an accounting principle, is preferable in the circumstances as the earlier date provides additional time prior to the Partnership’s quarter-end to complete the goodwill impairment testing and report the results in its quarterly report on Form 10-Q.  A preferability letter from the Partnership’s independent registered public accounting firm regarding this change in the method of applying an accounting principle has been filed as an exhibit to this quarterly report on Form 10-Q for the quarter ended September 30, 2011.

(f)             Income Taxes

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

(2)           New Accounting Pronouncements

In September 2011, the FASB amended the provisions of ASC 350 related to testing goodwill for impairment.  This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted which for the Partnership means January 1, 2012.  This amended guidance will be adopted by the Partnership effective January 1, 2012.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

(3)           Acquisitions

Redbird Gas Storage

On May 31, 2011, the Partnership acquired all of the Class B equity interests in Redbird Gas Storage LLC (“Redbird”) for approximately $59,319.  This amount was recorded as an investment in an unconsolidated entity.  Redbird, a subsidiary of Martin Resource Management, is a natural gas storage joint venture formed to invest in Cardinal Gas Storage Partners LLC (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners that is focused on the development, construction, operation and management of natural gas storage facilities across North America.  Redbird owns an unconsolidated 40.08% interest in Cardinal.  Concurrent with the closing of this transaction, Cardinal acquired all of the outstanding equity interests in Monroe Gas Storage Company, LLC (“Monroe”) as well as an option on development rights to an adjacent depleted reservoir facility.  This acquisition was funded by borrowings under the Partnership’s revolving loan facility.

In August 2011, the board of directors of the general partner of the Partnership approved aggregate investments not to exceed $8,500 in the Class A equity interests of Redbird through December 31, 2011.  Redbird will utilize the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities other than Monroe.  In 2012, the Partnership will have additional opportunities to invest in the Class A equity interests of Redbird which will be evaluated on a case by case basis to determine whether or not to undertake such additional investments.

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

Marine Equipment

On December 22, 2010, the Partnership acquired a 60,000 bbl. offshore tank barge from Martin Resource Management for a total purchase price of $17,000.  The Partnership paid cash in the amount of $9,600 and assumed a note payable to a third party for $7,400.  The net book value of the acquired assets was $16,805 and was recorded in property, plant, and equipment.  The remaining $195 was recorded as a distribution to Martin Resource Management.

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
September 30, 2011
(Unaudited)

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

(4)           Inventories

Components of inventories at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Natural gas liquids	$28,239	$19,775
Sulfur	27,523	15,933
Sulfur Based Products	12,643	9,027
Lubricants	9,912	5,267
Other	2,535	2,614
	$80,852	$52,616

(5)           Investments in Unconsolidated Entities and Joint Ventures

Prism Gas owns an unconsolidated 50% interest in Waskom, the Matagorda Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”).   As a result, these assets are accounted for by the equity method.

                 In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets.  Such amortization amounted to $148 and $445 for the three and nine months ended September 30, 2011 and 2010, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $8,458 and $8,903 at September 30, 2011 and December 31, 2010, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the nine months ended September 30, 2011 or 2010.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.

The Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture formed to invest in Cardinal.  The Partnership owns all the Class B equity interests in Redbird.  Redbird owns an unconsolidated 40.08% interest in Cardinal.  These assets are accounted for by the equity method.

Activity related to these investment accounts for the nine months ended September 30, 2011 and 2010 is as follows:

	Waskom	PIPE	Matagorda	Redbird	Total

Investment in unconsolidated entities, December 31, 2010	$93,768	$1,311	$3,138	—	$98,217

Distributions in kind	(9,010)	—	—	—	(9,010)
Contributions to unconsolidated entities:
Cash contributions (See Note 3)	—	—	—	59,319	59,319
Contributions to unconsolidated entities for operations	8,504	—	170	929	9,603
Return of investments	(1,200)	—	(85)	(383)	(1,668)
Equity in earnings:
Equity in earnings (losses) from operations	7,191	(32)	141	98	7,398
Amortization of excess investment	(412)	(12)	(21)	—	(445)

Investment in unconsolidated entities, September 30, 2011	$98,841	$1,267	$3,343	$59,963	$163,414

	Waskom	PIPE	Matagorda	Redbird	Total

Investment in unconsolidated entities, December 31, 2009	$75,844	$1,401	$3,337	—	$80,582
				—
Distributions in kind	(7,524)	—	—	—	(7,524)
Contributions to unconsolidated entities:				—
Cash contributions (See Note 3)	20,110	—	—	—	20,110
Contributions to (distributions from) unconsolidated entities for operations	(748)	120	—	—	(628)
Return of investments	(2,100)	(30)	(300)	—	(2,430)
Equity in earnings:				—
Equity in earnings (losses) from operations	7,945	(180)	148	—	7,913
Amortization of excess investment	(412)	(11)	(21)	—	(444)

Investment in unconsolidated entities, September 30, 2010	$93,115	$1,300	$3,164	$—	$97,579

Select financial information for significant unconsolidated equity-method investees is as follows:

	As of September 30		Three Months Ended September 30		Nine months Ended September 30
	Total Assets	Partner’s Capital	Revenues	Net Income	Revenues	Net Income
2011
Waskom	$136,493	$118,479	$29,508	$3,808	$95,086	$14,382

	As of December 31
2010
Waskom	$128,250	$108,669	$32,154	$5,123	$60,808	$9,714

As of September 30, 2011 and December 31, 2010, the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $45,793 and $36,964, respectively.  There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

As of September 30, 2011 and December 31, 2010, the Partnership’s interest in cash of the unconsolidated equity-method investees was $839 and $1,145, respectively.

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

           The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at September 30, 2011, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

As of September 30, 2011 and 2010, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at September 30, 2011 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of September 30, 2011, the remaining term of the contracts extend no later than December 2012, with no single contract longer than one year.  For the three months and nine months ended September 30, 2011 and 2010, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

Transaction Type	Total Volume Per Month	Pricing Terms	Remaining Terms of Contracts	Fair Value

Mark to Market Derivatives::

Crude Oil Swap	2,000 BBL	Fixed price of $91.20 settled against WTI NYMEX average monthly closings	October 2011 to December 2011	67
Total commodity swaps not designated as hedging instruments				$67

Cash Flow Hedges:

Natural Gas Swap	10,000 Mmbtu	Fixed price of $6.1250 settled against IF_ANR_LA first of the month posting	October 2011 to December 2011	71

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.3225 settled against IF_ANR_LA first of the month posting	October 2011 to December 2011	35

Natural Gasoline Swap	2,000 BBL	Fixed price of $87.10 settled against WTI NYMEX average monthly closings	October 2011 to December 2011	42

Natural Gasoline Swap	1,000 BBL	Fixed price of $88.85 settled against WTI NYMEX average monthly closings	October 2011 to December 2011	26

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.383 settled against Mont Belvieu Non-TET OPIS Average	October 2011 to December 2011	48

Crude Oil Swap	1,000 BBL	Fixed price of $101.90 settled against WTI NYMEX average monthly closings	October 2011 to December 2011	65

Natural Gas Swap	10,000 Mmbtu	Fixed price of $4.8700 settled against IF_ANR_LA first of the month posting	January 2012 to December 2012	81

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.9600 settled against IF_ANR_LA first of the month posting	January 2012 to December 2012	184

Natural Gasoline Swap	1,000 BBL	Fixed price of $90.20 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	112

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.340 settled against Mont Belvieu Non-TET OPIS Average	January 2012 to December 2012	160

Crude Oil Swap	2,000 BBL	Fixed price of $88.63 settled against WTI NYMEX average monthly closings	January 2012 to December 2012	187

Total commodity swaps designated as hedging instruments				$1,011

Total net fair value of commodity derivatives				$1,078

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

Based on estimated volumes, as of September 30, 2011, the Partnership had hedged approximately 49% and 36% of its commodity risk by volume for 2011 and 2012, respectively.  The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.

The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at September 30, 2011. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.

On all transactions where the Partnership is exposed to a counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement, has established a maximum credit limit threshold pursuant to its hedging policy, and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with four counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of September 30, 2011, the Partnership has no cash collateral deposits posted with counterparties.

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

(b)           Impact of Commodity Cash Flow Hedges

Crude Oil.  For the three months ended September 30, 2011 and 2010, net gains on swap hedge contracts increased crude revenue by $361 and $17, respectively.  For the nine months ended September 30, 2011 and 2010, net gains on swap hedge contracts increased crude revenue by $658 and $270, respectively.  As of September 30, 2011 an unrealized derivative fair value gain of $428, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI.  Fair value gains of $247 and $181 are expected to be reclassified into earnings in 2011 and 2012, respectively.  The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at September 30, 2011, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

Natural Gas.  For the three months ended September 30, 2011 and 2010, net gains on swap hedge contracts increased gas revenue by $72 and $152, respectively.  For the nine months ended September 30, 2011 and 2010, net gains on swap hedge contracts increased gas revenue $215 and $409, respectively.  As of September 30, 2011 an unrealized derivative fair value gain of $359 related to cash flow hedges of natural gas was recorded in AOCI.  Fair value gains of $100 and $259 are expected to be reclassified into earnings in 2011 and 2012, respectively.  The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas Liquids.  For the three months ended September 30, 2011 and 2010, net gains on swap hedge contracts increased natural gas liquids revenue by $236 and $41, respectively.  For the nine months ended September 30, 2011 and 2010, net gains and losses on swap hedge contracts increased natural gas liquids revenue $458 and $230, respectively.  As of September 30, 2011 an unrealized derivative fair value gain of $590 related to cash flow hedges of natural gas was recorded in AOCI.  Fair value gains of $329 and $260 are expected to be reclassified into earnings in 2011 and 2012, respectively.  The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

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

In August 2011, the Partnership terminated all of its existing interest swap agreements with an aggregate notional amount of $100,000, which it had entered to hedge its exposure to changes in the fair value of Senior Notes as described in Note 10.  These interest rate swap contracts were not designated as fair value hedges and therefore, did not receive hedge accounting but were marked to market through earnings.  Termination fees of $2,800 were received on the early extinguishment of the interest rate swap agreements in August 2011.

In March 2010, in connection with a pay down of the Partnership’s revolving credit facility, the Partnership terminated all of its existing cash flow hedge agreements with an aggregate notional amount of $140,000, which it had entered to hedge its exposure to increases in the benchmark interest rate underlying its variable rate revolving and term loan credit facilities.  Termination fees of $3,850 were paid on the early extinguishment of all interest rate swap agreements in March 2010.   The amounts remaining in AOCI were reclassified into interest expense over the original term of the terminated interest rate derivatives.

            The Partnership recognized decreases in interest expense of $3,244 and $5,779 for the three and nine months ended September 30, 2011, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.  The Partnership recognized increases (decreases) in interest expense of $(957) and $2,567 for the three and nine months ended September 30, 2010, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2011	December 31,, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$—
Commodity contracts	Fair value of derivatives	867	201	Fair value of derivatives	—	230
		867	201		—	230
	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Commodity contracts	Fair value of derivatives	144	—	Fair value of derivatives	—	171
		144	—		—	171
Total derivatives designated as hedging instruments		$1,011	$201		$—	$401

Derivatives not designated as hedging instruments
	Current:			Current:
Interest rate contracts	Fair value of derivatives	$—	$1,941	Fair value of derivatives	$—	$—
Commodity contracts	Fair value of derivatives	67	—	Fair value of derivatives	—	51
		67	1,941		—	51
	Non-current:			Non-current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	3,930
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
		—	—		—	3,930
Total derivatives not designated as hedging instruments		$67	$1,941		$—	$3,981

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Three Months Ended September 30, 2011 and 2010
	Effective Portion						Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010		2011	2010		2011	2010
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	Interest Expense	$—	$(606)	Interest Expense	$—	$—
Commodity contracts	1,295	71	Natural Gas Services Revenues	500	205	Natural Gas Services Revenues	38	18

Total derivatives designated as hedging instruments	$1,295	$71		$500	$(401)		$38	$18

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2011	2010
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$3,244	$1,563
Commodity contracts	Natural Gas Services Revenues	131	(13)
Total derivatives not designated as hedging instruments		$3,375	$1,550

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Nine months Ended September 30, 2011 and 2010
	Effective Portion						Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010		2011	2010		2011	2010
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(241)	Interest Expense	$(18)	$(3,940)	Interest Expense	$—	$—
Commodity contracts	1,231	816	Natural Gas Services Revenues	1,264	542	Natural Gas Services Revenues	27	67

Total derivatives designated as hedging instruments	$1,231	$575		$1,246	$(3,398)		$27	$67

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2011	2010
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$5,797	$1,373
Commodity contracts	Natural Gas Services Revenues	41	300
Total derivatives not designated as hedging instruments		$5,838	$1,673

Amounts expected to be reclassified into earnings for the subsequent twelve-month period are gains of $1,238 for commodity cash flow hedges.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2011:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$—	$—	$—	$—
Natural gas derivatives	371	—	371	—
Crude oil derivatives	319	—	319	—
Natural gas liquids derivatives	388	—	388	—

Total assets	$1,078	$—	$1,078	$—
Liabilities
Interest rate derivatives	$—	$—	$—	$—
Natural gas derivatives	—	—	—	—
Crude oil derivatives	—	—	—	—
Natural gas liquids derivatives	—	—	—	—

Total liabilities	$—	$—	$—	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets

Interest rate derivatives	$1,941	$—	$1,941	$—
Natural gas derivatives	201	—	201	—
Total assets	$2,142	$—	$2,142	$—
Liabilities
Interest rate derivatives	$3,930	$—	$3,930	$—
Natural gas derivatives	28	—	28	—
Crude oil derivatives	177	—	177	—
Natural gas liquids derivatives	247	—	247	—

Total liabilities	$4,382	$—	$4,382	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
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

The estimated fair value of the Senior Notes was approximately $210,468 and $216,366 based on market prices of similar debt at September 30, 2011 and December 31, 2010, respectively.

(8)           Related Party Transactions

As of September 30, 2011, Martin Resource Management owns 5,703,823 of the Partnership’s common units and 889,444 subordinated units collectively representing approximately 32.2% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2011, of approximately 32.2% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls the general partner of the Partnership, not to engage in the business of:

•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

•	providing marine and other transportation of hydrocarbon products and by-products; and

•	manufacturing and marketing fertilizers and related sulfur-based products.

 This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

o	providing land transportation of various liquids;

o	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

o	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana Mississippi and Texas;

o	operating a small crude oil gathering business in Stephens, Arkansas;

o	operating an underground NGL storage facility in Arcadia, Louisiana;

o	building and marketing sulfur processing equipment; and

o	developing an underground natural gas storage facility in Arcadia, Louisiana.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

•
any business that Martin Resource Management acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value, and the Partnership declines to do so with the concurrence of the conflicts committee; and

•
any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

Services.  Under the omnibus agreement, Martin Resource Management provides the Partnership with corporate staff, support services, and administrative services necessary to operate the Partnership’s business. The omnibus agreement requires the Partnership to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on the Partnership’s behalf or in connection with the operation of the Partnership’s business. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses.  In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.  Under the omnibus agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.

Effective October 1, 2010, through September 30, 2011, the Conflicts Committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4,168.  The Partnership reimbursed Martin Resource Management for $1,042 and $916 of indirect expenses for the three months ended September 30, 2011 and 2010, respectively.  The Partnership reimbursed Martin Resource Management for $3,126 and $2,748 of indirect expenses for the nine months ended September 30, 2011 and 2010, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

These indirect expenses are intended to cover the centralized corporate functions Martin Resource Management provides for the Partnership, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management retained businesses. The provisions of the omnibus agreement regarding Martin Resource Management’s services will terminate if Martin Resource Management ceases to control the general partner of the Partnership.

Related  Party Transactions. The omnibus agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management without the prior approval of the conflicts committee of the general partner’s board of directors. For purposes of the omnibus agreement, the term material agreements means any agreement between the Partnership and Martin Resource Management that requires aggregate annual payments in excess of then-applicable agreed upon reimbursable amount of indirect general and administrative expenses. Please read “Services” above.

License  Provisions. Under the omnibus agreement, Martin Resource Management has granted the Partnership a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the conflicts committee of the Partnership’s general partner if such amendment would adversely affect the unitholders. The omnibus agreement was amended on November 24, 2009, to permit the Partnership to provide refining services to Martin Resource Management.  Such amendment was approved by the conflicts committee of the Partnership’s general partner.  The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

Motor Carrier Agreement

Motor Carrier Agreement.  The Partnership is a party to a motor carrier agreement effective January 1, 2006, with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Resource Management operates its land transportation operations.  This agreement replaced a prior agreement effective November 1, 2002, between the Partnership and Martin Transport, Inc. for land transportation services.  Under the agreement, Martin Transport Inc. agreed to ship our NGL shipments as well as other liquid products.

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
September 30, 2011
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

 Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  The Partnership is a party to an agreement under which the Partnership provides terminal services to Martin Resource Management. This agreement was amended and restated as of October 27, 2004, and was set to expire in December 2006, but automatically renewed and will continue to automatically renew on a month-to-month basis until either party terminates the agreement by giving 60 days written notice.  The per gallon throughput fee the Partnership charges under this agreement may be adjusted annually based on a price index.

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an agreement under which it  processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The Tolling Agreement has a 12 year term which expires November 24, 2021.   Under this Tolling Agreement, Martin Resource Management agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Martin Resource Management agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

Sulfuric Acid Sales Agency Agreement. The Partnership is party to an agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, and which is not consumed by the Partnership’s internal operations.  This agreement, which was amended and restated in July 2011, will remain in place until the Partnership terminates it by providing 180 days’ written notice.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management.  Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.

Other Miscellaneous Agreements. From time to time the Partnership enters into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
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

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Revenues:
Terminalling and storage	$14,210	$12,292	$40,045	$34,579
Marine transportation	6,351	7,968	19,223	20,948
Product sales:
Natural gas services	425	3,948	4,211	5,479
Sulfur services	1,536	1,274	6,358	3,013
Terminalling and storage	63	43	176	155
	2,024	5,265	10,745	8,647
	$22,585	$25,525	$70,012	$64,174

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$31,871	$16,353	$80,829	$57,721
Sulfur services	4,762	4,212	13,407	11,448
Terminalling and storage	45	34	183	257
	$36,678	$20,599	$94,419	$69,426

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$8,630	$6,570	$21,412	$19,423
Natural gas services	797	545	1,972	1,674
Sulfur services	1,902	1,274	4,803	3,782
Terminalling and storage	5,894	3,826	14,779	11,107
	$17,223	$12,215	$42,966	$35,986

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Marine transportation	$19	$—	$49	$—
Natural gas services	1,511	1,205	4,030	3,598
Sulfur services	1,004	583	2,285	1,794
Indirect overhead allocation, net of reimbursement	1,042	916	3,126	2,749
	$3,576	$2,704	$9,490	$8,141

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

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

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three months ended September 30, 2011
Terminalling and storage	$38,080	$(1,174)	$36,906	$4,829	$3,457	$14,360
Natural gas services	188,461	—	188,461	1,523	2,611	445
Sulfur services	70,169	—	70,169	1,676	5,921	2,598
Marine transportation	22,411	(1,638)	20,773	3,372	(896)	2,061
Indirect selling, general and administrative	—	—	—	—	(2,965)	—
Total	$319,121	$(2,812)	$316,309	$11,400	$8,128	$19,464

Three months ended September 30, 2010
Terminalling and storage	$30,495	$(1,076)	$29,419	$4,181	$4,308	$1,574
Natural gas services	107,842	—	107,842	1,204	710	245
Sulfur services	36,658	—	36,658	1,554	736	2,812
Marine transportation	22,728	(1,260)	21,468	3,236	3,534	267
Indirect selling, general and administrative	—	—	—	—	(1,585)	—

Total	$197,723	$(2,336)	$195,387	$10,175	$7,703	$4,898

Nine months ended September 30, 2011
Terminalling and storage	$115,492	$(3,220)	$112,272	$14,114	$9,576	$24,270
Natural gas services	514,870	—	514,870	4,563	6,499	1,446
Sulfur services	206,860	—	206,860	4,998	27,818	14,826
Marine transportation	63,201	(5,653)	57,548	9,976	(5,143)	9,092
Indirect selling, general and administrative	—	—	—	—	(6,545)	—

Total	$900,423	$(8,873)	$891,550	$33,651	$32,205	$49,634

Nine months ended September 30, 2010
Terminalling and storage	$84,081	$(3,332)	$80,749	$12,337	$10,736	$5,017
Natural gas services	397,855	—	397,855	3,593	3,345	1,015
Sulfur services	113,945	—	113,945	4,600	11,207	5,001
Marine transportation	60,926	(3,468)	57,458	9,536	3,695	1,583
Indirect selling, general and administrative	—	—	—	—	(4,615)	—

Total	$656,807	$(6,800)	$650,007	$30,066	$24,368	$12,616

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

The following table reconciles operating income to net income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010

Operating income	$8,128	$7,703	$32,205	$24,368
Equity in earnings of unconsolidated entities	1,784	2,951	6,953	7,469
Interest expense	(4,297)	(6,051)	(17,102)	(22,248)
Other net	23	34	127	117
Income tax benefit (expense)	(239)	(1)	(692)	(224)
Net income	$5,399	$4,636	$21,491	$9,482

Total assets by segment are as follows:

Total assets:	September 30, 2011	December 31, 2010
Terminalling and storage	$219,676	$188,234
Natural gas services	390,509	314,815
Sulfur services	167,027	138,224
Marine transportation	146,666	144,205
Total assets	$923,878	$785,478

 (10)        Long-Term Debt and Capital Leases

At September 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
** $200,000 Senior Notes, 8.875% interest, net of unamortized discount of $2,280 and $2,543, respectively, issued March 2010 and due April 2018, unsecured	$197,720	$197,457
*** $350,000 Revolving loan facility at variable interest rate (2.91%* weighted average at September 30, 2011), due April 2016, secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	230,000	163,000
$7,114 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	6,618	7,354
Capital lease obligations	6,076	6,172
Total long-term debt and capital lease obligations	440,414	373,983
Less current installments	1,201	1,121
Long-term debt and capital lease obligations, net of current installments	$439,213	$372,862
  ________________________________
* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%. The applicable margin for existing LIBOR borrowings is 2.50%.  Effective October 1, 2011, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective January 1, 2012, the applicable margin for existing LIBOR borrowings will increase to 2.75%.

** Effective September 2010, the Partnership entered into an interest rate swap that swapped $40,000 of fixed rate to floating rate.  The floating rate cost was the applicable three-month LIBOR rate.  This interest rate swap was scheduled to mature in April 2018, but was terminated in August 2011.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

** Effective September 2010, the Partnership entered into an interest rate swap that swapped $60,000 of fixed rate to floating rate.  The floating rate cost was the applicable three-month LIBOR rate.  This interest rate swap was scheduled to mature in April 2018, but was terminated in August 2011.

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

(a)           Senior Notes

In March 2010, the Partnership and Martin Midstream Finance Corp. (“FinCo”), a subsidiary of the Partnership (collectively, the “Issuers”), entered into (i) a Purchase Agreement, dated as of March 23, 2010 (the “Purchase Agreement”), by and among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Securities, LLC, RBC Capital Markets Corporation and UBS Securities LLC, as representatives of a group of initial purchasers (collectively, the “Initial Purchasers”), (ii) an Indenture, dated as of March 26, 2010 (the “Indenture”), among the Issuers, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (iii) a Registration Rights Agreement, dated as of March 26, 2010 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and the Initial Purchasers, in connection with a private placement to eligible purchasers of $200,000 in aggregate principal amount of the Issuers’ 8.875% senior unsecured notes due 2018 (the “Senior Notes”).  The Partnership completed the aforementioned Senior Notes offering on March 26, 2010, and received proceeds of approximately $197,200, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership’s revolving credit facility.

In connection with the issuance of the Senior Notes, all “non-issuer” wholly-owned subsidiaries of the Partnership issued full, irrevocable, and unconditional guarantees of the Senior Notes.  As discussed in Note 15, the Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

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

Certain Covenants.  The Indenture restricts the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

Registration Rights Agreement.   Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC a registration statement an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act. The Partnership exchanged the Senior Notes for registered 8.875% senior unsecured notes due April 2018.

(b)           Credit Facility

On November 10, 2005, the Partnership entered into a multi-bank credit facility, which has subsequently been amended including most recently on September 7, 2011, when the Partnership amended its revolving credit facility to (1) increase the maximum amount of investments made in permitted joint ventures to $50,000,  and (2) increase the maximum amount of investments made in Redbird Gas Storage and Cardinal Gas Storage to $120,000.

Under the amended and restated credit facility, as of September 30, 2011, the Partnership had $230,000 outstanding under the revolving credit facility.  As of September 30, 2011, irrevocable letters of credit issued under the Partnership’s credit facility totaled $120. As of September 30, 2011, the Partnership had $119,880 available under its revolving credit facility.  The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on the Partnership’s credit facility ranged from a low of $135,000 to a high of $254,000.

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

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter.  The maximum permitted leverage ratio is 5.00 to 1.00.  The maximum permitted senior leverage ratio (as defined in the new credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.25 to 1.00.  The minimum consolidated interest coverage ratio (as defined in the new credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.75 to 1.00.  The Partnership was in compliance with the covenants contained in the credit facility as of September 30, 2011.

The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls the Partnership’s general partner, or if Ruben Martin is not the chief executive officer of the Partnership’s general partner or a successor acceptable to the administrative agent and lenders providing more than 50% of the commitments under the Partnership’s credit facility is not appointed, the lenders under the Partnership’s credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under the Partnership’s credit facility if it is deemed to have a material adverse effect on the Partnership. Any event of default and corresponding acceleration of outstanding balances under the Partnership’s credit facility could require the Partnership to refinance such indebtedness on unfavorable terms and would have a material adverse effect on the Partnership’s financial condition and results of operations as well as its ability to make distributions to unitholders.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
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

In March 2010, the Partnership terminated all of its existing interest rate swaps resulting in termination fees of $3,850.  In August, 2011, the Partnership terminated all of its existing interest rate swap agreements with an aggregate notional amount of $100,000, which it had entered to hedge its exposure to changes in the fair value of Senior Notes.  These interest rate swap contracts were not designated as fair value hedges and therefore, did not receive hedge accounting but were marked to market through earnings.  The Partnership received $2,800 upon cancellation of these swap agreements.

The Partnership paid cash interest in the amount of $2,813 and $1,519 for the three months ended September 30, 2011 and 2010, respectively and $6,662 and $12,517 for the nine months ended September 30, 2011 and 2010, respectively.  Capitalized interest was $127 and $24 for the three months ended September 30, 2011 and 2010, respectively, and $373 and $79 for the nine months ended September 30, 2011 and 2010, respectively.

(11)         Equity Offering

On February 9, 2011, the Partnership completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70,330.  The Partnership’s general partner contributed $1,505 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  On February 9, 2011, the Partnership made a $65,500 payment to reduce the outstanding balance under its revolving credit facility.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

(12)         Stanolind Tank Damage

During the third quarter of 2011, a single tank fire occurred at the Partnership’s Stanolind Terminal in Beaumont, Texas.  This specific tank stores No. 6 oil for Martin Resource Management under a through-put agreement.  The tank contained approximately 3,200 barrels of No. 6 oil at the time the incident occurred, all of which is the property of Martin Resource Management.

Physical damage to the Partnership’s asset caused by the fire as well as the related removal and recovery costs, are fully covered by the Partnership’s non-windstorm insurance policy subject to a deductible of $443 which has been expensed and included in “operating expenses” in the consolidated and condensed statements of income for the three month and nine month periods ended September 30, 2011.

Insurance proceeds received as a result of the this claim will be used to replace the tank and, in the event the proceeds exceed the net book value of the tank that was destroyed, the Partnership will recognize a gain equal to the amount of the excess.

The actual fire damage costs incurred for the three month and nine month periods ended September 30, 2011 was $234.

(13)         Income Taxes

The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners.  The Partnership is subject to the Texas margin tax as described below. Woodlawn, a subsidiary of the Partnership, is subject to income taxes due to its corporate structure. A current federal income tax benefit of $17 and a federal income tax expense of $11, related to the operation of the subsidiary were recorded for the three and nine months ended September 30, 2011 and $0 and $0 for the three and nine months ended September 30, 2010, respectively. State income taxes attributable to the Texas margin tax incurred by the subsidiary were $6 and $17 for the three and nine months ended September 30, 2011 and $3 and $14 for the three and nine months ended September 30, 2010, respectively.  In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

A deferred tax expense related to the Woodlawn basis differences of $33 and $2 was recorded for the three and nine months ended September 30, 2011, respectively, and a deferred tax benefit of $185 and $474 was recorded for the three and nine months ended September 30, 2010, respectively.  A deferred tax liability of $7,816 and $8,213 related to the basis differences existed at September 30, 2011 and at December 31, 2010, respectively.

In 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the new margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of  $223 and $679 were recorded in current income tax expense for the three and nine months ended September 30, 2011 and $186 and $698 for the three and nine months ended September 30, 2010, respectively.

An income tax receivable of $18 and $331 (which is included in other current assets) existed at September 30, 2011 and December 31, 2010, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$(17)	$—	$11	$—
State	223	186	679	698
	206	186	690	698
Deferred:
Federal	33	(185)	2	(474)
	$239	$1	$692	$224

 (14)        Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

On May 2, 2008, the Partnership received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management.  In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment adverse to the Defendant which contained monetary damages and specific performance components.   The Defendant appealed the Judgment.  On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment.  The Appellate Court’s opinion rendered a take-nothing judgment against the Plaintiff and found in favor of the Defendant.  The Supreme Court of Texas denied the Plaintiff’s petition for review and therefore the opinion of the Sixth Appellate District of Texas at Texarkana has become final.

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOP as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court and is set for trial on February 6, 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
September 30, 2011
(Unaudited)

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.  Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900.  On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages and attorneys’ fees, plus interest. The Plaintiff has appealed the judgment and such appeal is still pending.

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

On May 4, 2010, the Partnership received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff was a former director of Martin Resource Management.  The lawsuit alleges that the Plaintiff with help from others breached the fiduciary duties the Plaintiff owed to Martin Resource Management.   The Partnership is not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership. Additionally, on July 11, 2011, Scott D. Martin sued Martin Resource Management in State District Court in Harris County, Texas alleging that it tortuously interfered with his rights under an existing insurance policy.

(15)         Consolidating Financial Statements

            In connection with the Partnership’s shelf registration statement on Form S-3 (the “Registration Statement”), Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, and its subsidiaries have issued in the past, and  may issue in the future, additional unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the Registration Statement. The guarantees issued in the past are full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities under the Registration Statement which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.

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

Recent Developments

               We believe one of the rationales driving investment in master limited partnerships, including us, is the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities can be constrained by a lack of liquidity or access to the financial markets.  During 2010 and 2011, the financial markets have been available to us.  As such, we were able to issue senior unsecured long-term debt in the first quarter 2010 and equity in both the first and third quarters of 2010.  Additionally, we were able to issue equity in February 2011 for the purpose of reducing outstanding indebtedness under our credit facility.  Our credit facility was subsequently refinanced and upsized in April 2011.

            Conditions in our industry continue to be challenging in 2011.  For example:

•	Several gas producers in our areas of operation have reduced drilling activity as compared to their previous levels of activity demonstrating a bias toward newly found shale plays in other areas.

•
Coupled with the general decline in drilling activity are the federal government’s enhanced safety regulations and inspection requirements as it relates to deep-water drilling in the Gulf of Mexico.  In October 2010, the United States Government lifted the moratorium on deep water permitting and drilling.  These enhanced safety regulations and inspection requirements of the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) continue to provide uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico Outer Continental Shelf (OCS). Although permits began to be issued by the BOEMRE again during first quarter 2011, they have not been approved in a timely manner consistent with pre-BP/Macondo spill levels.

•
There has been a decline in the demand for certain marine transportation services based on decreased refinery production resulting in an oversupply of equipment.  This was partially offset in 2010 by the marine transportation services required in the efforts to clean up the BP oil spill in the Gulf of Mexico.

Despite the industry challenges we have faced, we are positioning ourselves for continued growth.  In particular:

•
We continue to adjust our business strategy to focus on maximizing our liquidity, maintaining a stable asset base, and improving the profitability of our assets by increasing their utilization while controlling costs.  Over the past year we have had access to the capital markets and have appropriate levels of liquidity and operating cash flows to adequately fund our growth.  Our goal over the next two years will be to increase growth capital expenditures in primarily in our Terminalling and Storage and Sulfur Services segments.

•
We continue to evaluate opportunities to enter into interest rate and commodity hedging transactions.  We believe these transactions can beneficially remove risks associated with interest rate and commodity price volatility.

•
During the first three quarters of 2011, we have experienced positive changing market dynamics in certain segments including activity associated with the rapidly developing basins such as the Eagle Ford shale.

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

Derivatives

All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are marked to market with all market value adjustments being recorded in the consolidated statements of operations.  As of September 30, 2011, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.

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

We own an unconsolidated 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”).  We own all of the Class B equity interests in Redbird Gas Storage LLC (“Redbird”).  Redbird, as of September 30, 2011, owns a 40.08% interest in Cardinal Gas Storage Partners, LLC.  Each of these interests is accounted for under the equity method of accounting.

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

We have historically performed our annual impairment testing of goodwill and indefinite-lived intangible assets as of September 30 of each year.  During the third quarter of fiscal 2011, we changed the annual impairment testing date from September 30 to August 31.  We believe this change, which represents a change in the method of applying an accounting principle, is preferable in the circumstances as the earlier date provides additional time prior to our quarter-end to complete the goodwill impairment testing and report the results in our quarterly report on Form 10-Q.  A preferability letter from our independent registered public accounting firm regarding this change in the method of applying an accounting principle has been filed as an exhibit to this quarterly report on Form 10-Q for the quarter ended September 30, 2011.

We performed the annual impairment test as of August 31, 2011, and we determined that the fair value in each reporting unit based on the weighted average of three valuation techniques: (i) the discounted cash flow method, (ii) the guideline public company method, and (iii) the guideline transaction method.

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

•	operating a small crude oil gathering business in Stephens, Arkansas;

•	operating a lube oil processing facility in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	supplying employees and services for the operation of our business; and

•	operating, solely for our account, our asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $34.2 million of direct costs and expenses for the three months ended September 30, 2011 compared to $19.9 million for the three months ended September 30, 2010. We reimbursed Martin Resource Management for $77.7 million of direct costs and expenses for the nine months ended September 30, 2011 compared to $59.7 million for the nine months ended September 30, 2010.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million.  We reimbursed Martin Resource Management for $1.0 and $0.9 million of indirect expenses for the three months ended September 30, 2011 and 2010, respectively.  We reimbursed Martin Resource Management for $3.1 and $2.7 million of indirect expenses for the nine months ended September 30, 2011 and 2010, respectively.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 14% of our total cost of products sold for both the three months ended September 30, 2011 and 2010, respectively and approximately 11% and 14% of our total cost of products sold for the nine months ended September 30, 2011 and 2010. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% and 13% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.  Our sales to Martin Resource Management accounted for approximately 8% and 9% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. We provide terminalling, storage and marine transportation services to Midstream Fuel Service LLC and Midstream Fuel LLC provides terminal services to us to handle lubricants, greases and drilling fluids.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2011 and 2010 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months and nine months ended September 30, 2011 and 2010.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three months ended September 30, 2011
Terminalling and storage	$38,080	$(1,174)	$36,906	$3,810	$(353)	$3,457
Natural gas services	188,461	—	188,461	2,240	371	2,611
Sulfur services	70,169	—	70,169	4,301	1,620	5,921
Marine transportation	22,411	(1,638)	20,773	742	(1,638)	(896)
Indirect selling, general and administrative	—	—	—	(2,965)	—	(2,965)
Total	$319,121	$(2,812)	$316,309	$8,128	$—	$8,128

Three months ended September 30, 2010
Terminalling and storage	$30,495	$(1,076)	$29,419	$4,835	$(527)	$4,308
Natural gas services	107,842	—	107,842	432	278	710
Sulfur services	36,658	—	36,658	(773)	1,509	736
Marine transportation	22,728	(1,260)	21,468	4,794	(1,260)	3,534
Indirect selling, general and administrative	—	—	—	(1,585)	—	(1,585)
Total	$197,723	$(2,336)	$195,387	$7,703	$—	$7,703

Nine months ended September 30, 2011
Terminalling and storage	$115,492	$(3,220)	$112,272	$10,150	$(574)	$9,576
Natural gas services	514,870	—	514,870	5,680	819	6,499
Sulfur services	206,860	—	206,860	22,430	5,388	27,818
Marine transportation	63,201	(5,653)	57,548	490	(5,633)	(5,143)
Indirect selling, general and administrative	—	—	—	(6,545)	—	(6,545)
Total	$900,423	$(8,873)	$891,550	$32,205	$—	$32,205

Nine months ended September 30, 2010
Terminalling and storage	$84,081	$(3,332)	$80,749	$12,512	$(1,776)	$10,736
Natural gas services	397,855	—	397,855	2,381	964	3,345
Sulfur services	113,945	—	113,945	6,927	4,280	11,207
Marine transportation	60,926	(3,468)	57,458	7,163	(3,468)	3,695
Indirect selling, general and administrative	—	—	—	(4,615)	—	(4,615)
Total	$656,807	$(6,800)	$650,007	$24,368	$—	$24,368

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Our total revenues before eliminations were $319.1 million for the three months ended September 30, 2011 compared to $197.7 million for the three months ended September 30, 2010, an increase of $121.4 million, or 61%. Our operating income before eliminations was $6.7 million for the three months ended September 30, 2011 compared to $7.7 million for the three months ended September 30, 2010, a decrease of $1.0 million, or 13%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
Services	$20,555	$18,433
Products	17,525	12,062
Total revenues	38,080	30,495

Cost of products sold	16,497	11,363
Operating expenses	12,891	10,342
Selling, general and administrative expenses	53	122
Depreciation and amortization	4,829	4,181
	3,810	4,487
Other operating income	—	348
Operating income	$3,810	$4,835

Revenues.  Our terminalling and storage revenues increased $7.6 million, or 25%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Of the increase in total revenues, $2.1 million is attributable to services revenue and $5.5 million pertains to product revenues.  The increase in services revenue is primarily related to the acquisition of certain terminalling assets from Martin Resource Management in February 2011.   Of the increase in product revenues, $6.2 million was due to the conversion of a consigned product delivery agreement with one of our customers during September 2010.  However, this increase was offset by $0.7 million from reduced sales volumes at our Mega Lubricants facility.

Cost of products sold.  Our cost of products sold increased $5.1 million, or 45%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Of this increase, $5.5 million was primarily due to the conversion of a consigned product delivery agreement with one of our customers during September 2010.  This increase was offset by a decrease in cost of products sold of $0.4 million from reduced sales volumes at our Mega Lubricants facility.

Operating expenses.   Operating expenses increased $2.6 million, or 25%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Of this increase, $1.3 million was due primarily to operating expenses associated with the acquisition of certain terminalling assets from Martin Resource Management in February 2011.  The remaining balance of $1.3 million consists of $0.8 million from increases in various areas of operations in addition to a $0.5 million deductible accrued for expenses associated with the Stanolind tank fire on September 11, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Depreciation and amortization.  Depreciation and amortization increased $0.7 million, or 15%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Of the increase $0.4 million relates to additional depreciation expense associated with the acquisition of certain terminalling assets from Martin Resource Management in February 2011.  The balance of the increase was a result of capital expenditures made in the past 12 months.

Other operating income.    Other operating income decreased $0.3 million, or 100%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The other operating income generated in 2010 was associated with a gain recognized from an asset disposition.

In summary, our terminalling and storage operating income decreased $1.0 million, or 21%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
NGLs	$177,165	$94,119
Natural gas	9,376	12,670
Non-cash mark-to-market adjustment of commodity derivatives	570	(14)
Gain (loss) on cash settlements of commodity derivatives	98	223
Other operating fees	1,252	844
Total revenues	188,461	107,842

Cost of products sold:
NGLs	171,967	90,129
Natural gas	8,903	12,636
Total cost of products sold	180,870	102,765

Operating expenses	2,077	1,771
Selling, general and administrative expenses	1,751	1,739
Depreciation and amortization	1,523	1,204
	2,240	363
Other operating income	—	69
Operating income (loss)	$2,240	$432

NGLs Volumes (Bbls)	2,657	2,053
Natural Gas Volumes (Mmbtu)	2,400	3,112

Information above does not include activities relating to Waskom, PIPE, Matagorda and Redbird investments.

Equity in Earnings of Unconsolidated Entities	$1,784	$2,951

Waskom:
Plant Inlet Volumes (Mmcf/d)	263	298
Frac Volumes (Bbls/d)	8,528	10,587

Revenues. Our natural gas services revenues increased $80.6 million, or 75% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

For the three months ended September 30, 2011, NGL revenues increased $83.0 million, or 88% and natural gas revenues decreased $3.3 million, or 26%.  The increase in NGL revenues is primarily due to increased sales prices and NGL sales volumes.  Our NGL average sales price per barrel increased $20.83 or 45%.  Additionally, NGL sales volumes for the three months ended September 30, 2011 increased 29% compared to the same period of 2010.  Our natural gas average sales price per Mmbtu decreased $0.17, or 4% compared to the same period of 2010. Our natural gas sales volumes decreased 23% compared to the same period of 2010.

Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs.  This activity is referred to as price risk management.  For both three month periods ended September 30, 2011 and 2010, 44% of our total natural gas volumes and 41% of our total NGL volumes were hedged. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $0.7 million for the third quarter of 2011 compared to $0.2 million in the same period of 2010.  Of the $0.7 million increase, $0.6 million was attributable to non-cash mark-to-market adjustments made to our derivative contracts and $0.1 million is related to gains recognized on cash settlements of our derivative contracts.

Costs of products sold.  Our cost of products sold increased $78.1 million, or 76%, for the three months ended September 30, 2011 compared to the same period of 2010.  Of the increase, $81.8 million relates to NGLs and a decrease of $3.7 million relates to natural gas.  The increase in NGL revenues was slightly higher than our increase in NGL cost of products sold as we were able to expand our NGL margins by 1%.  The decrease relating to natural gas cost of products sold was more than the decrease in natural gas revenues which caused our margins to increase by $0.4 million.

Operating expenses.  Operating expenses increased $0.3 million, or 17%, for the three months ended September 30, 2011 compared to the same period of 2010 primarily as a result of the acquisition of the Darco gathering system in November 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the three months ended September 30, 2011 compared to the same period of 2010.

Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 27% compared to the same period of 2010 primarily due to increased amortization expense related to contracts associated with the Darco acquisition of $0.2 million as well as certain capital projects being placed in service of $0.1 million.

In summary, our natural gas services operating income increased $1.8 million, or 419%, for the three months ended September 30, 2011 compared to the same period of 2010.

Equity in earnings of unconsolidated entities. Equity in earnings of unconsolidated entities was $1.8 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $1.2 million, or 40%. This decrease of $1.2 million is primarily a result of a decrease of $1.3 million in earnings due to the Waskom plant being shut down for expansion, offset by an increase of $0.1 million in earnings related to our investment in Redbird.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
Services	$2,850	$—
Products	67,319	36,658
Total revenues	70,169	36,658

Cost of products sold	59,899	30,596
Operating expenses	4,930	4,447
Selling, general and administrative expenses	774	822
Depreciation and amortization	1,676	1,554
	2,890	(761)
Other operating income	1,411	(12)
Operating income	$4,301	$(773)

Sulfur (long tons)	310.2	326.0
Fertilizer (long tons)	54.2	60.7
Sulfur Services Volumes (long tons)	364.4	386.7

Revenues.  Our sulfur services revenues increased $33.5 million, or 91%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Service revenue accounted for $2.9 million of this increase, while product sales accounted for the remaining $30.6 million.  The service revenue relates to a new contract that began on January 1, 2011.  The increase in product revenue was primarily a result of an average sales price increase of 103%.  The sales price increase was related to an increased market price for our sulfur products.

Cost of products sold.  Our cost of products sold increased $29.3 million, or 96%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Our margin per ton increased by 80%.  This increase is also related to the market price of our sulfur products.

Operating expenses.  Our operating expenses increased $0.5 million, or 11%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This increase was primarily a result of an unscheduled repair of a marine vessel of $0.5 million.

Selling, general and administrative expenses.  Our selling, general and administrative expenses remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Depreciation and amortization.  Depreciation and amortization expense increased $0.1 million, or 8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Other operating income.  Other operating income increased $1.4 million for the three months ended September 30, 2011 related to the termination of a rail services agreement.

In summary, our sulfur services operating income increased $5.1 million, or 656%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended September 30,
	2011	2010
	(In thousands)

Revenues	$22,411	$22,728
Operating expenses	17,300	14,424
Selling, general and administrative expenses	1,306	274
Depreciation and amortization	3,372	3,236
	433	4,794
Other operating income (loss)	309	—
Operating income (loss)	$742	$4,794

Revenues.  Our marine transportation revenues decreased $0.3 million, or 1%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  Our inland marine operations revenues increased $1.7 million, primarily due to increases in ancillary charges of $1.5 million.  The remaining $0.2 million increase is related to increased utilization of the inland fleet through the utilization of new leased equipment and increases in contract rates.  Our offshore revenues decreased $2.0 million due to decreased utilization of the offshore fleet of $2.6 million offset by an increase in ancillary charges of $0.6 million.

Operating expenses.  Operating expenses increased $2.9 million, or 20%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of an increase in fuel expense of $1.5 million, repairs and maintenance expense of $1.2 million, and wages and burden expense of $0.5 million.  Offsetting this increase was a decrease in barge lease expense of $0.5 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of the reserve of an uncollectible customer receivable of $0.8 million.

Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This increase was primarily a result of capital expenditures made in the last twelve months.

In summary, our marine transportation operating income decreased $4.1 million, or 85%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010

Our total revenues before eliminations were $900.4 million for the nine months ended September 30, 2011 compared to $656.8 million for the nine months ended September 30, 2010, an increase of $243.6 million, or 37%. Our operating income before eliminations was $30.8 million for the nine months ended September 30, 2011 compared to $24.4 million for the nine months ended September 30, 2010, an increase of $6.4 million, or 26%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
Services	$60,031	$53,394
Products	55,461	30,687
Total revenues	115,492	84,081

Cost of products sold	52,277	28,771
Operating expenses	38,145	30,626
Selling, general and administrative expenses	229	183
Depreciation and amortization	14,114	12,337
	10,727	12,164
Other operating income	(577)	348
Operating income	$10,150	$12,512

Revenues.  Our terminalling and storage revenues increased $31.4 million, or 37%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Of the increase in total revenues, $6.6 million is attributable to services revenue and $24.8 million pertains to product revenues.  The increase in services revenue is primarily related to the acquisition of certain terminalling assets from Martin Resource Management in February 2011. Of the increase in product revenues, $21.2 million was due to the conversion of a consigned product delivery agreement with one of our customers during September 2010.  The remaining $3.6 million increase was due to increases in average selling prices at our Mega Lubricants facility.

Cost of products sold.  Our cost of products sold increased $23.5 million, or 82%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Of this increase, $19.1 million was primarily due to the conversion of a consigned product delivery agreement with one of our customers during September 2010.  The remaining increase was due to a $3.2 million increase in our average purchase price of products at our Mega Lubricants facility and $1.2 million of additional marine freight related to the acquisition of certain terminalling assets from Martin Resource Management in February 2011.

Operating expenses.   Operating expenses increased $7.5 million, or 25%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Of this increase, $3.7 million was due primarily to operating expenses associated with the acquisition of certain terminalling assets from Martin Resource Management in February 2011.  The remaining balance of $3.8 million pertains to increases in various areas of operations including a $0.5 million deductible accrued for expenses associated with the Stanolind tank fire on September 11, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Depreciation and amortization.  Depreciation and amortization increased $1.8 million, or 14%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Of the increase $1.1 million relates to additional depreciation expense associated with the acquisition of certain terminalling assets from Martin Resource Management in February 2011.  The balance of the increase was a result of capital expenditures made in the past twelve months.

Other operating income.    Other operating income for the nine months ended September 30, 2011 includes a loss of $0.7 million on the disposition of certain property, plant and equipment at our terminal located in Corpus Christi, TX.  The disposition was executed to facilitate the construction of a new crude terminal adjacent to our existing facility.  The loss was offset primarily by business interruption insurance recoveries of $0.1 million received during the quarter.

In summary, our terminalling and storage operating income decreased $2.3 million, or 19%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Nine months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
NGLs	$478,952	$358,395
Natural gas	30,312	35,450
Non-cash mark-to-market adjustment of commodity derivatives	1,389	404
Gain (loss) on cash settlements of commodity derivatives	(58)	505
Other operating fees	4,275	3,101
Total revenues	514,870	397,855
Cost of products sold:
NGLs	463,915	345,443
Natural gas	29,024	34,954
Total cost of products sold	492,939	380,397

Operating expenses	6,303	5,538
Selling, general and administrative expenses	5,385	6,015
Depreciation and amortization	4,563	3,593
	5,680	2,312
Other operating income	—	69
Operating income (loss)	$5,680	$2,381

NGLs Volumes (Bbls)	7,335	7,177
Natural Gas Volumes (Mmbtu)	7,704	8,121

Information above does not include activities relating to Waskom, PIPE, Matagorda and Redbird investments.

Equity in Earnings of Unconsolidated Entities	$6,953	$7,469

Waskom:
Plant Inlet Volumes (Mmcf/d)	272	276
Frac Volumes (Bbls/d)	8,927	9,874

Revenues. Our natural gas services revenues increased $117.0 million, or 29%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, NGL revenues increased $120.6 million, or 34%, and natural gas revenues decreased $5.1 million, or 14%.  The increase in NGL revenues is primarily due to increased commodity prices and increases in sales volumes.  Our NGL average sales price per barrel increased $15.36 or 31% and NGL sales volumes for the first nine months of 2011 increased by 2%.  The decrease in natural gas revenues is primarily related to a decrease in sales price and sales volumes.  Our natural gas average sales price per Mmbtu decreased $0.43, or 10% compared to the same period of 2010.  Natural gas volumes decreased 5% compared to the same period of 2010.

Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs.  This activity is referred to as price risk management.  For the nine months ended September 30, 2011, 44% of our total natural gas volumes and 41% of our total NGL volumes were hedged as compared to 44% and 41%, respectively, in 2010. The impact of price risk management and marketing activities increased total natural gas and NGL revenues $1.3 million and $0.9 million for the nine months of 2011 and 2010, respectively.  Of the $1.3 million increase, $1.4 million was attributable to non-cash mark-to-market adjustments made to our derivative contracts offset by $0.1 million related to losses recognized on cash settlements of our derivative contracts.

Costs of products sold.  Our cost of products sold increased $112.5 million, or 30%, for the nine months ended September 30, 2011 compared to the same period of 2010.  Of the increase, $118.5 million relates to NGLs and a decrease of $5.9 million relates to natural gas.  The increase in NGL cost of products sold is less than our increase in NGL revenues as our NGL margins increased by $0.25 per barrel, or 14%.  The percentage decrease relating to natural gas cost of products sold was greater than the percentage decrease in natural gas revenues which caused our Mmbtu margins to increase by 174%.

Operating expenses.  Operating expenses increased $0.8 million, or 14%, for the nine months ended September 30, 2011 compared to the same period of 2010 primarily as a result of the acquisition of the Darco gathering system in November 2010 of $0.5 million and increased repairs and maintenance expense of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.6 million, or 10%, for the nine months ended September 30, 2011 compared to the same period of 2010 primarily due to the write-off of an uncollectible customer receivable during 2010.

Depreciation and amortization.  Depreciation and amortization increased $1.0 million, or 27%, for the nine months ended September 30, 2011 compared to the same period of 2010 due to increased amortization expense related to contracts associated with the Darco acquisition of $0.6 million as well as certain capital projects being placed in service of $0.4 million.

In summary, our natural gas services operating income increased $3.3 million, or 139%, for the nine months ended September 30, 2011 compared to the same period of 2010.

Equity in earnings of unconsolidated entities.  Equity in earnings of unconsolidated entities was $7.0 million and $7.5 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $0.5 million, or 7%. This decrease of $0.5 million is primarily a result of a decrease of $0.6 million in earnings due to the Waskom plant being shut down for a plant expansion, offset by earnings of $0.1 million related to our investment in Redbird.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Nine months Ended September 30,
	2011	2010
	(In thousands)
Revenues:
Services	$8,550	$—
Products	198,310	113,945
Total revenues	206,860	113,945

Cost of products sold	164,414	87,127
Operating expenses	14,587	12,683
Selling, general and administrative expenses	2,517	2,596
Depreciation and amortization	4,998	4,600
	20,344	6,939
Other operating income	2,086	(12)
Operating income	$22,430	$6,927

Sulfur (long tons)	998.7	910.7
Fertilizer (long tons)	189.7	201.4
Sulfur Services Volumes (long tons)	1,188.4	1,112.1

Revenues.  Our sulfur services revenues increased $93.0 million, or 82%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Service revenue accounted for $8.6 million, while product sales accounted for the remaining $84.4 million.  The service revenue relates to a new contract that began on January 1, 2011.  The increase in product revenue increase was primarily a result of an average sales price increase of 70% and a 7% increase in our volumes sold.  The sales price increase was related to an increased market price for our sulfur products.

Cost of products sold.  Our cost of products sold increased $77.3.0 million, or 89%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Our margin per ton increased by 48%.  This increase is also related to the market price of our sulfur products.

Operating expenses.  Our operating expenses increased $1.9 million, or 15%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily a result of increased outside towing expenses of $1.0 million, increased fuel costs of $0.5 million related to our marine transportation operations, and an unscheduled repair of a marine vessel of $0.5 million

Selling, general and administrative expenses.  Our selling, general and administrative expenses remained consistent for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Depreciation and amortization.  Depreciation and amortization expense increased $0.4 million, or 9%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Other operating income.  Other operating income increased $2.1 million for the nine months ended September 30, 2011 consisting of $1.4 million received for the termination of a rail services agreement and $0.7 million for business interruption insurance recoveries from Hurricane Ike.

In summary, our sulfur services operating income increased $15.5 million, or 224%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Nine months Ended September 30,
	2011	2010
	(In thousands)

Revenues	$63,201	$60,926
Operating expenses	50,831	43,031
Selling, general and administrative expenses	2,213	1,241
Depreciation and amortization	9,976	9,536
	181	7,118
Other operating income (loss)	309	45
Operating income (loss)	$490	$7,163

Revenues.  Our marine transportation revenues increased $2.3 million, or 4%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  Our inland marine operations revenues increased $6.8 million, of which $3.2 million is attributed to increased utilization of the inland fleet through the utilization of new leased equipment and increases in contract rates.  The remaining $3.6 million of the increase is due to an increase in ancillary charges.  Our offshore revenues decreased $4.5 million primarily due to decreased utilization of the offshore fleet in 2011 of $5.8 million due to dry docking and reduced demand for our two offshore tows which operate in the spot market, offset by an increase in ancillary charges of $1.0 million.

Operating expenses.  Operating expenses increased $7.8 million, or 18%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of increased fuel expense of $3.1 million, outside towing expense of $1.9 million, increased repairs and maintenance expense of $1.7 million, and increased wages and burden costs of $1.0 million.  Offsetting these increases was a decrease in barge lease expense of $1.5 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.0 million, or 78% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the reserve of an uncollectible customer receivable of $0.8 million and increased consulting expenses of $0.1 million.

Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 5%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This increase was primarily a result of capital expenditures made in the last twelve months.

In summary, our marine transportation operating income decreased $6.7 million, or 93%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Equity in Earnings of Unconsolidated Entities

We own an unconsolidated 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”).  We own all of the Class B equity interests in Redbird Gas Storage LLC (“Redbird”), a wholly-owned subsidiary of Martin Resource Management.  During the fourth quarter 2011, we have committed to invest an amount not to exceed $8.5 million in the Class A equity interests of Redbird.  Redbird, as of September 30, 2011, owns a 40.08% interest in Cardinal Gas Storage Partners, LLC.  Each of these interests is accounted for under the equity method of accounting.

On January 15, 2010, Waskom, through its wholly-owned subsidiary Waskom Midstream, acquired from Crosstex North Texas Gathering, L.P., a 100% interest in approximately 62 miles of gathering pipeline, two 35 MMcfd dew point control plants and equipment referred to as the Harrison Gathering System.  Our share of the acquisition cost was approximately $20 million and was recorded as an investment in an unconsolidated entity.

For the three months ended September 30, 2011 and 2010 equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE, and Redbird.

Equity in earnings of unconsolidated entities was $1.8 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $1.2 million. This decrease is related to earnings received from Waskom, Matagorda, PIPE, and Redbird. This decrease is primarily a result of the Waskom plant shutdown due to a plant expansion in third quarter 2011.

Equity in earnings of unconsolidated entities was $7.0 million for the nine months ended September 30, 2011 compared to $7.5 million for the nine months ended September 30, 2010, a decrease of $0.5 million. This decrease is related to earnings received from Waskom, Matagorda, PIPE for the nine months ended September 30, 2011, and Redbird for the period after May 31, 2011. This decrease is primarily a result of the Waskom plant shutdown due to a plant expansion in third quarter 2011.

Interest Expense

Our interest expense for all operations was $4.3 million for the three months ended September 30, 2011, compared to the $6.1 million for the three months ended September 30, 2010, a decrease of $1.8 million, or 30%. This decrease was primarily due to fees received related to the termination of all our interest rate swaps of $2.8 million during third quarter 2011, offset by increases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps.

Our interest expense for all operations was $17.1 million for the nine months ended September 30, 2011, compared to the $22.2 million for the nine months ended September 30, 2010, a decrease of $5.1 million, or 23%. This decrease was primarily due to the termination of all our interest rate swaps at a cost of $3.8 million during the first quarter 2010, decreases in interest expense related to the termination of all our interest rate swaps at a benefit of $2.8 million during the third quarter 2011, and decreases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps, offset by increases due to the issuance of our senior notes at the end of the first quarter 2010.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2011 compared to $1.5 million for the three months ended September 30, 2010, an increase of $1.4 million, or 93% primarily due to $1.0 million of legal expenses associated with an unsuccessful acquisition.   Indirect selling, general and administrative expenses were $6.5 million for the nine months ended September 30, 2011 compared to $4.6 million for the nine months ended September 30, 2010, an increase of $1.9 million, or 41%.

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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2010 through September 30, 2011, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $4.2 million.  We reimbursed Martin Resource Management for $1.0 and $0.9 million of indirect expenses for the three months ended September 30, 2011 and 2010, respectively.  We reimbursed Martin Resource Management for $3.1 and $2.7 million of indirect expenses for the nine months ended September 30, 2011 and 2010, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  During 2010 and 2011, we completed several transactions that have improved our liquidity position.  In February 2011, we received net proceeds of $70.3 million from a public offering of common units.  In March 2010, we received net proceeds of $197.2 million from a private placement of senior notes and in February 2010, $50.5 million from a public offering of common units.  Additionally, we made certain strategic amendments to our credit facility which provides for a maximum borrowing capacity of $350 million under our revolving credit facility.

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

Debt Financing Activities

On September 7, 2011, we amended our revolving credit facility to (1) increase the maximum amount of investments made in permitted joint ventures to $50.0 million, and (2) increase the maximum amount of investments made in Redbird Gas Storage and Cardinal Gas Storage to $120.0 million.

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

On March 26, 2010, we completed a private placement of $200.0 million in aggregate principal amount of 8.875% senior unsecured notes due 2018 to qualified institutional buyers under Rule 144A. We received proceeds of approximately $197.2 million, after deducting initial purchasers’ discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under the our revolving credit facility.   For a more detailed discussion regarding the notes offering, see “Description of Our Long-Term Debt—Senior Notes” within this Item.

Equity Offerings

On February 9, 2011, we completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70.3 million.  Our general partner contributed $1.5 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  On February 9, 2011, we made a $65.0 million payment to reduce the outstanding balance under our revolving credit facility.

On August 17, 2010, we completed a public offering of 1,000,000 common units, representing limited partner interests at a purchase price of $29.13 per common unit. We received net proceeds of approximately $28.1 million after payment of underwriters’ discounts. We used the net proceeds of $28.1 million to redeem from subsidiaries of Martin Resource Management an aggregate number of common units equal to the number of common units issued in the offering.  Martin Resource Management reimbursed us for its payments of commissions and offering expenses. As a result of these simultaneous transactions, our general partner was not required to contribute cash to us in conjunction with the issuance of these units in order to maintain its 2% general partner interest in us since there was no net increase in the outstanding limited partner units.

On February 8, 2010, we completed a public offering of 1,650,000 common units at a price of $32.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  The common units sold in the offering were registered under the Securities Act pursuant to our existing shelf registration statement.  Following this offering, the common units represented a 93.3% limited partnership interest in us.  Total proceeds from the sale of the 1,650,000 common units, net of underwriters’ discounts, commissions and offering expenses were $50.5 million.  Our general partner contributed $1.1 million in cash us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  On February 8, 2010 we made a $45.0 million payment to reduce the outstanding balance under our revolving credit facility.

Cash Flows and Capital Expenditures

For the nine months ended September 30, 2011, cash decreased $11.1 million as a result of $57.8 million provided by operating activities, $135.3 million used in investing activities and $66.4 million provided by financing activities.   For the nine months ended September 30, 2010, cash increased $12.8 million as a result of $42.5 million provided by operating activities, $36.1 million used in investing activities and $6.4 million provided by financing activities.

For the nine months ended September 30, 2011, the cash used in our investing activities of $135.3 million consisted of capital expenditures, acquisitions, plant turnaround costs, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities. For the nine months ended September 30, 2010, our investing activities of $36.1 million consisted of capital expenditures, acquisitions, proceeds from sale of property, plant and equipment, plant turnaround costs, return of investments from unconsolidated entities and investments in and distributions from unconsolidated entities.

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

For the nine months ended September 30, 2011 and 2010, our capital expenditures for property and equipment were $49.6 million and $12.6 million, respectively.

As to each period:

•
For the nine months ended September 30, 2011, we spent $39.5 million for expansion and $10.1 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as in the marine transportation segment for dry dockings of our vessels pursuant to the United States Coast Guard requirements.

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

For the nine months ended September 30, 2011, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $48.0 million, payments of long-term debt and capital lease obligations to financial lenders of $389.8 million, borrowings of long-term debt under our credit facility of $456.0 million, payments of debt issuance costs of $3.4 million, contributions to parent of $19.7 million, proceeds from a public offering of $70.3 million, purchase of treasury stock of $0.6 million and general partner contributions of $1.5 million.

For the nine months ended September 30, 2010, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $42.2 million, payments of long-term debt and capital lease obligations to financial lenders of $383.4 million, borrowings of long-term debt under our credit facility of $392.3 million, payments of debt issuance costs of $7.4 million, redemption of common units of $28.1 million, contributions to parent of $4.4 million, proceeds from a public offering of $78.6 million, purchase of treasury stock of $0.1 million and general partner contributions of $1.1 million.

We made net investments in (received distributions from) unconsolidated entities of $9.6 million and $(0.6) million during the nine months ended September 30, 2011 and 2010, respectively. The net investment in unconsolidated entities includes $7.1 million and $2.0 million of expansion capital expenditures in the nine months ended September 30, 2011 and 2010, respectively.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of September 30, 2011, we had $439.2 million of outstanding indebtedness, consisting of outstanding borrowings of $197.7 million (net of unamortized discount) under our Senior Notes, $230.0 million under our revolving credit facility, notes payable of $6.6 million and $6.1 million under capital lease obligations.  As of September 30, 2011, we had $119.9 million of available borrowing capacity under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2011 is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter

Long-Term Debt
Revolving credit facility	$231,000	$—	$—	$231,000	$—
Senior unsecured notes	197,720	—	—	—	197,720
Note payable	6,618	1,048	2,348	2,727	495
Capital leases including current maturities	6,076	186	505	5,385	—
Non-competition agreements	150	50	100	—	—
Redbird Class A investment commitment	8,500	8,500	—	—	—
Throughput commitment	64,025	2,214	11,203	12,598	38,010
Operating leases	49,701	11,713	22,188	9,089	6,711
Interest expense: ¹
Revolving credit facility	30,407	6,694	13,388	10,325	—
Senior unsecured notes	115,375	17,750	35,500	35,500	26,625
Note payable	1,434	461	672	293	8
Capital leases	4,298	952	1,802	1,544	—

Total contractual cash obligations	$715,304	$49,568	$87,706	$308,461	$269,569
_____________________

(1)	Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit. At September 30, 2011, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

In connection with the issuance of the Senior Notes, all “non-issuer” wholly-owned subsidiaries issued full, irrevocable, and unconditional guarantees of the Senior Notes.  We do not provide separate financial statements of the operating partnership because it has no independent assets or operations, the guarantees are full and unconditional, and our other subsidiary is minor.

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

Registration Rights Agreement.   Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC a registration statement to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act.   We exchanged the Senior Notes for registered 8.875% senior unsecured notes due April 2018.

Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which has subsequently been amended including most recently on September 7, 2011, when we amended our credit facility to, (1) increase the maximum amount of investments made in permitted joint ventures to $50,000, and (2) increase the maximum amount of investments made in Redbird Gas Storage and Cardinal Gas Storage to $120,000.

As of September 30, 2011, we had approximately $231.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $119.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on our credit facility have ranged from a low of $135.0 million to a high of $254.0 million.

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

As of September 30, 2011, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 2.50%.  Effective October 1, 2011, the applicable margin for Eurodollar Rate borrowings will remain at 2.50%. Effective January 1, 2012, based on our leverage ratio at September 30, 2011 the applicable margin for Eurodollar Rate borrowings will increase to 2.75%.

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

As of November 4, 2011, our outstanding indebtedness includes $260.0 million under our credit facility.

We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.

Effective September 2010, we entered into an interest rate swap that swapped $40.0 million of fixed rate to floating rate.  The floating rate cost is the applicable three-month LIBOR rate.  This interest rate swap was not accounted for using hedge accounting. This swap was scheduled to mature in April 2018, but was terminated in August 2011.

Effective September 2010, we entered into an interest rate swap that swapped $60.0 million of fixed rate to floating rate.  The floating rate cost is the applicable three-month LIBOR rate.  This interest rate swap was not accounted for using hedge accounting. This swap was scheduled to mature in April 2018, but was terminated in August 2011.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended September 30, 2011 and 2010.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended September 30, 2011 or 2010.

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

On all transactions where we are exposed to a counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement; establish a maximum credit limit threshold pursuant to our hedging policy; and monitor the appropriateness of these limits on an ongoing basis. We have agreements with five counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of September 30, 2011, we have no cash collateral deposits posted with counterparties.

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

Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three months ended September 30, 2011 and 2010, as our contract mix and percent of volumes associated with those contracts did not differ materially.

The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.2 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $1.6 million.

Prism Gas has entered into hedging transactions through 2012 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.

Based on estimated volumes, as of September 30, 2011, we had hedged approximately 49% and 36% of our commodity risk by volume for 2011 and 2012, respectively. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:

●	Natural gas contracts - monthly posting for ANR Pipeline Co. - Louisiana as posted in Platts Inside FERC’s Gas Market Report;
●	Crude oil contracts - WTI NYMEX average for the month of the daily closing prices; and
●	Natural gasoline contracts - Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).

Hedging Arrangements in Place
As of September 30, 2011

Period	Underlying	Notional Volume	Commodity Price We Receive	Commodity Price We Pay	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
October 2011-December 2011	Natural Gas	30,000 (Mmbtu)	Index	$6.125/Mmbtu	71	—
October 2011-December 2011	Natural Gas	60,000 (Mmbtu)	Index	$4.3225/Mmbtu	35	—
October 2011-December 2011	Crude Oil	6,000 (BBL)	Index	$91.20/Bbl	67	—
October 2011-December 2011	Crude Oil	3,000 (BBL)	Index	$101.90/Bbl	65	—
October 2011-December 2011	Natural Gasoline	6,000 (BBL)	Index	$87.10/Bbl	42	—
October 2011-December 2011	Natural Gasoline	3,000 (BBL)	Index	$88.85/Bbl	26	—
October 2011-December 2011	Natural Gasoline	3,000 (BBL)	Index	$2.383/Gal	48	—
January 2012-December 2012	Natural Gas	120,000 (Mmbtu)	Index	$4.870/Mmbtu	81	—
January 2012-December 2012	Natural Gas	240,000 (Mmbtu)	Index	$4.960/Mmbtu	184	—
January 2012-December 2012	Crude Oil	48,000 (BBL)	Index	$88.63/Bbl	187	—
January 2012-December 2012	Natural Gasoline	12,000 (BBL)	Index	$90.20/Bbl	112	—
January 2012-December 2012	Natural Gasoline	12,000 (BBL)	Index	$2.340/Gal	160	—

					$1,078	$—

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.91% as of September 30, 2011.  As of November 4, 2011, we had total indebtedness outstanding under our credit facility of $260.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on September 30, 2011, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.6 million annually.

Historically, we have managed a portion of our interest rate risk on our revolving credit facility with interest rate swaps, which reduced our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. During the third quarter of 2011, we terminated all of our interest rate swaps on our Senior Notes.

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate.  The estimated fair value of the Senior Notes was approximately $210.5 million as of September 30, 2011, based on market prices of similar debt at September 30, 2011.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $9.4 million decrease in fair value of our long-term debt at September 30, 2011.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.   Other Information

Certain Other Information.  From time to time, we are subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on us.

On May 2, 2008, we received a copy of a petition filed in the District Court of Gregg County, Texas by Scott D. Martin (the “Plaintiff”) against Ruben S. Martin, III (the “Defendant”) with respect to certain matters relating to Martin Resource Management.  In May 2009, the lawsuit went to trial and on June 18, 2009, the Court entered a judgment adverse to the Defendant which contained monetary damages and specific performance components.   The Defendant appealed the Judgment.  On November 3, 2010, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment.  The Appellate Court’s opinion rendered a take-nothing judgment against the Plaintiff and found in favor of the Defendant.  The Supreme Court of Texas denied the Plaintiff’s petition for review and therefore the opinion of the Sixth Appellate District of Texas at Texarkana has become final.

On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court (the “Harris County Litigation”) against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of our general partner. We are not a party to this lawsuit, and it does not assert any claims (i) against us, (ii) concerning our governance or operations, or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to us

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOP as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court and is set for trial on February 6, 2012.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against the Plaintiff, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that the Plaintiff has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, and who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to the plaintiff, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above,  the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.  Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against the Plaintiff in the amount of $4,900. On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages and attorneys’ fees, plus interest.  The Plaintiff has appealed the judgment and such appeal is still pending.

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

On May 4, 2010, we received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff was a former director of Martin Resource Management.  The lawsuit alleges that the Plaintiff with help from others breached the fiduciary duties the Plaintiff owed to Martin Resource Management.   We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against us, (ii) concerning our governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of our general partner. Additionally, on July 11, 2011, Scott D. Martin sued Martin Resource Management in State District Court in Harris County, Texas alleging that it tortuously interfered with his rights under an existing insurance policy.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: November 7, 2011		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.3
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership dated January 31, 2011 (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K , filed February 1, 2011, and incorporated herein by reference.

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

10.1*
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of September 7, 2011, among Martin Operating Partnership L.P., the Partnership, Martin Operating GP LLC, Prism Gas Systems I, L.P., Prism Gas Systems GP, L.L.C., Prism Gulf Coast Systems, L.L.C., McLeod Gas Gathering and Processing Company, L.L.C., Woodlawn Pipeline Co., Inc., Prism Liquids Pipeline, LLC, the financial institutions party to the Credit Agreement and Royal Bank of Canada, as administrative agent and collateral agent.

18.1*	KPMG Preferability Letter on Change in Annual Date for Goodwill and Other Intangibles Impairment Testing Date.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed or furnished herewith