Form 10-Q
period 2012-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2012-05-07
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐                                           No ☒

The number of the registrant’s Common Units outstanding at May 7, 2012, was 23,116.776.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Cash	$8,782	$266
Accounts and other receivables, less allowance for doubtful accounts of $2,979 and $3,021, respectively	112,137	126,461
Product exchange receivables	9,213	17,646
Inventories	81,487	78,163
Due from affiliates	9,923	5,968
Fair value of derivatives	675	622
Other current assets	2,001	1,978
Total current assets	224,218	231,104

Property, plant and equipment, at cost	740,978	711,052
Accumulated depreciation	(244,023)	(233,710)
Property, plant and equipment, net	496,955	477,342

Goodwill	37,268	37,268
Investment in unconsolidated entities	177,428	170,497
Deferred debt costs	12,640	13,330
Fair value of derivatives	41	—
Other assets, net	19,115	19,568
	$967,665	$949,109

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$198	$1,261
Trade and other accounts payable	96,107	125,970
Product exchange payables	30,583	37,313
Due to affiliates	14,167	18,485
Income taxes payable	1,156	893
Fair value of derivatives	530	362
Other accrued liabilities	12,131	11,022
Total current liabilities	154,872	195,306

Long-term debt and capital leases, less current maturities	433,684	458,941
Deferred income taxes	7,487	7,657
Other long-term obligations	1,601	1,589
Total liabilities	597,644	663,493

Partners’ capital	369,459	284,990
Accumulated other comprehensive income	562	626
Total partners’ capital	370,021	285,616
Commitments and contingencies
	$967,665	$949,109

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
 (Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Terminalling and storage *	$20,186	$18,123
Marine transportation *	20,862	19,399
Sulfur services	2,926	2,850
Product sales: *
Natural gas services	201,013	167,211
Sulfur services	71,626	56,908
Terminalling and storage	21,673	18,545
	294,312	242,664
Total revenues	338,286	283,036

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	193,180	158,204
Sulfur services *	54,960	44,442
Terminalling and storage	20,020	16,560
	268,160	219,206
Expenses:
Operating expenses *	38,170	34,349
Selling, general and administrative *	5,689	5,028
Depreciation and amortization	11,095	10,942
Total costs and expenses	323,114	269,525
Other operating income	4	—
Operating income	15,176	13,511

Other income (expense):
Equity in earnings of unconsolidated entities	2,847	2,376
Interest expense	(7,207)	(8,402)
Debt prepayment premium	(251)	—
Other, net	61	60
Total other income (expense)	(4,550)	(5,966)

Net income before taxes	10,626	7,545
Income tax benefit (expense)	(97)	(223)
Net income	$10,529	$7,322

General partner’s interest in net income	$1,450	$1,229
Limited partners’ interest in net income	$9,079	$5,816

Net income per limited partner unit – basic and diluted	$0.40	$0.31

Weighted average limited partner units - basic	22,576,404	18,760,861
Weighted average limited partner units - diluted	22,579,908	18,761,611

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Included Above

Revenues:
Terminalling and storage	$15,274	$12,938
Marine transportation	4,857	6,565
Product Sales	4,290	5,399
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	25,345	23,205
Sulfur services	4,431	4,152
Expenses:
Operating expenses	14,091	12,042
Selling, general and administrative	3,678	3,031

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$10,529	$7,322
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	122	(908)
Commodity cash flow hedging gains (losses) reclassified to earnings	(186)	(434)
Interest rate cash flow hedging losses reclassified to earnings	—	19
Other comprehensive income	(64)	(1,323)
Comprehensive income	$10,465	$5,999

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common		Subordinated		General Partner	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Amount	(Loss)	Total
Balances – January 1, 2011	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806

Net income	—	6,093	—	—	1,229	—	7,322

Recognition of beneficial conversion feature	—	(277)	—	277	—	—	—

Follow-on public offering	1,874,500	70,330	—	—	—	—	70,330

General partner contribution	—	—	—	—	1,505	—	1,505

Cash distributions	—	(13,458)	—	—	(1,416)	—	(14,874)

Excess purchase price over carrying value of acquired assets	—	(19,685)	—	—	—	—	(19,685)

Unit-based compensation	9,100	36	—	—	—	—	36

Purchase of treasury units	(9,100)	(347)	—	—	—	—	(347)

Adjustment in fair value of derivatives	—	—	—	—	—	(1,323)	(1,323)

Balances – March 31, 2011	19,582,332	$293,477	889,444	$17,998	$6,199	$96	$317,770

Balances – January 1, 2012	20,471,776	$279,562	—	$—	$5,428	$626	$285,616

Net income	—	9,079	—		1,450	—	10,529

Follow-on public offering	2,645,000	91,377	—	—	—	—	91,377

General partner contribution	—	—	—	—	1,951	—	1,951

Cash distributions	—	(17,626)	—	—	(1,818)	—	(19,444)

Unit-based compensation		56	—	—	—	—	56

Adjustment in fair value of derivatives	—	—	—	—	—	(64)	(64)

Balances – March 31, 2012	23,116,776	$362,448	—	$—	$7,011	$562	$370,021

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,529	$7,322

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,095	10,942
Amortization of deferred debt issuance costs	690	1,140
Amortization of debt discount	87	88
Deferred taxes	(170)	(3)
Gain on sale of property, plant and equipment	(4)	—
Equity in earnings of unconsolidated entities	(2,847)	(2,376)
Distributions in-kind from equity investments	3,090	3,948
Non-cash mark-to-market on derivatives	10	456
Other	56	36
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	14,324	577
Product exchange receivables	8,433	3,845
Inventories	(3,324)	2,320
Due from affiliates	(3,955)	(2,792)
Other current assets	(23)	(461)
Trade and other accounts payable	(29,863)	(2,333)
Product exchange payables	(6,730)	(2,649)
Due to affiliates	(4,318)	4,314
Income taxes payable	263	226
Other accrued liabilities	1,109	3,299
Change in other non-current assets and liabilities	53	155
Net cash provided by (used in) operating activities	(1,495)	28,054

Cash flows from investing activities:
Payments for property, plant and equipment	(30,082)	(14,875)
Acquisitions	—	(16,815)
Payments for plant turnaround costs	(305)	(1,995)
Proceeds from sale of property, plant and equipment	95	—
Return of investments from unconsolidated entities	1,232	60
Distributions from (contributions to) unconsolidated entities for operations	(8,406)	(3,651)
Net cash used in investing activities	(37,466)	(37,276)

Cash flows from financing activities:
Payments of long-term debt	(146,000)	(101,500)
Payments of notes payable and capital lease obligations	(6,407)	(268)
Proceeds from long-term debt	126,000	73,500
Net proceeds from follow on offering	91,377	70,330
Treasury units purchased	—	(347)
General partner contribution	1,951	1,505
Excess purchase price over carrying value of acquired assets	—	(19,685)
Cash distributions paid	(19,444)	(14,874)
Net cash provided by financing activities	47,477	8,661
Net increase (decrease) in cash	8,516	(561)
Cash at beginning of period	266	11,380
Cash at end of period	$8,782	$10,819

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012.

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

The cost resulting from share-based payment transactions was $56 and $36 for the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012 and 2011 the general partner received $ 1,265 and $1,105, respectively, in incentive distributions.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

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

The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three months ended March 31, 2012 and 2011, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit.  For the three months ended March 31, 2012 and 2011, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.

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

The following table reconciles net income to limited partners’ interest in net income:

	Three Months Ended March 31,
	2012	2011
Net income	$10,529	$7,322
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,265	1,105
Distributions payable on behalf of general partner interest	344	311
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(159)	(187)
Less beneficial conversion feature	—	277
Limited partners’ interest in net income	$9,079	$5,816

The weighted average units outstanding for basic net income per unit was 22,576,404 and 18,760,861 for the three months ended March 31, 2012 and 2011, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 3,504 and 750 for the three months ended March 31, 2012 and 2011, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

(2)	New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the provisions of ASC 350 related to testing goodwill for impairment.  This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amended guidance was adopted by the Partnership effective January 1, 2012.

In June 2011, the FASB amended the provisions of ASC 220 related to other comprehensive income. This newly issued guidance: (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  This amended guidance was adopted by the Partnership effective January 1, 2012.  As this new guidance only requires enhanced disclosure, adoption did not impact the Partnership’s financial position or results of operations.

(3)	Acquisitions

Redbird Gas Storage

On May 31, 2011, the Partnership acquired all of the Class B equity interests in Redbird for approximately $59,319.  This amount was recorded as an investment in an unconsolidated entity.  Redbird, a subsidiary of Martin Resource Management, is a natural gas storage joint venture formed to invest in Cardinal Gas Storage Partners, LLC  (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners that is focused on the development, construction, operation and management of natural gas storage facilities across North America.  Redbird owns an unconsolidated 40.23% interest in Cardinal.  Concurrent with the closing of this transaction, Cardinal acquired all of the outstanding equity interests in Monroe Gas Storage Company, LLC (“Monroe”) as well as an option on development rights to an adjacent depleted reservoir facility.  This acquisition was funded by borrowings under the Partnership’s revolving credit facility.  In addition to owning all of the Class B equity interests of Redbird, the Partnership also owns 4.46% of the Class A equity interests of Redbird at March 31, 2012.

Terminalling Facilities

On January 31, 2011, the Partnership acquired 13 shore-based marine terminalling facilities, one specialty terminalling facility and certain terminalling related assets from Martin Resource Management for $36,500.  These assets are located across the Louisiana Gulf Coast.  This acquisition was funded by borrowings under the Partnership’s revolving credit facility.

These terminalling assets were acquired by Martin Resource Management in its acquisition of L&L Holdings LLC (“L&L”) on January 31, 2011.  During the second quarter of 2011, Martin Resource Management finalized the purchase price allocation for the acquisition of L&L, including the final determination of the fair value of the terminalling assets acquired by the Partnership.  The Partnership recorded an adjustment in the amount of $19,685 to reduce property, plant and equipment and partners’ capital for the difference between the purchase price and the fair value of the terminalling assets acquired based on Martin Resource Management’s final purchase price allocation.

(4)	Inventories

Components of inventories at March 31, 2012 and December 31, 2011, were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011
Natural gas liquids	$29,648	$25,664
Sulfur	25,331	24,335
Sulfur Based Products	12,458	14,857
Lubricants	11,711	11,012
Other	2,339	2,295
	$81,487	$78,163

(5)	Investments in Unconsolidated Entities and Joint Ventures

Prism Gas owns an unconsolidated 50% interest in Waskom, the Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”). As a result, these assets are accounted for by the equity method.

In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $148 for the three months ended March 31, 2012 and 2011, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities. The remaining unamortized excess investment relating to property and equipment was $8,161 and, $8,309 at March 31, 2012 and December 31, 2011, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the three months ended March 31, 2012 or 2011.

As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.

The Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture formed to invest in Cardinal.  The Partnership owns 4.46% of the Class A equity interests and all the Class B equity interests in Redbird.  Redbird owns an unconsolidated 40.23% interest in Cardinal.   Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

Activity related to these investment accounts for the three months ended March 31, 2012 and 2011 is as follows:

	Waskom	PIPE	Matagorda	Redbird	Total

Investment in unconsolidated entities, December 31, 2011	$102,896	$1,291	$3,362	$62,948	$170,497

Distributions in kind	(3,090)	—	—	—	(3,090)
Contributions to unconsolidated entities:
Contributions to unconsolidated entities for operations	749	—	—	7,657	8,406
Return of investments	—	—	(160)	(1,072)	(1,232)
Equity in earnings:
Equity in earnings (losses) from operations	2,462	(44)	195	382	2,995
Amortization of excess investment	(137)	(4)	(7)	—	(148)

Investment in unconsolidated entities, March 31, 2012	$102,880	$1,243	$3,390	$69,915	$177,428

	Waskom	PIPE	Matagorda	Redbird	Total
Investment in unconsolidated entities, December 31, 2010	$93,768	$1,311	$3,138	$—	$98,217

Distributions in kind	(3,948)	—	—	—	(3,948)
Contributions to unconsolidated entities:
Contributions to unconsolidated entities for operations	3,651	—	—	—	3,651
Return of investments	—	—	(60)	—	(60)
Equity in earnings:				—
Equity in earnings (losses) from operations	2,488	(15)	51	—	2,524
Amortization of excess investment	(138)	(3)	(7)	—	(148)

Investment in unconsolidated entities, March 31, 2011	$95,821	$1,293	$3,122	$—	$100,236

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

Select financial information for significant unconsolidated equity-method investees is as follows:

	As of March 31		Three Months Ended March 31
	Total Assets	Partner’s Capital	Revenues	Net Income
2012
Waskom	$144,926	$127,107	$31,284	$4,924

	As of December 31
2011
Waskom	$125,890	$111,889	$31,506	$4,976

As of March 31, 2012 and December 31, 2011 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $48,769 and $47,152, respectively.  There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.

As of March 31, 2012 and December 31, 2011, the Partnership’s interest in cash of the unconsolidated equity-method investees was $991and $565, respectively.

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

           The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings. As a result of its effectiveness assessment at March 31, 2012, the Partnership believes certain hedge contracts will continue to be effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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
March 31, 2012
(Unaudited)

(a)	Commodity Derivative Instruments

The Partnership is exposed to market risks associated with commodity prices and uses derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with its commodity risk exposure. The Partnership has entered into hedging transactions through 2013 to protect a portion of its commodity exposure. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership is focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

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

As of March 31, 2012 and 2011, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings.

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at March 31, 2012 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of March 31, 2012, the remaining term of the contracts extend no later than December 2013, with no single contract longer than one year.  For the three months ended March 31, 2012 and 2011, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

Transaction Type	Total Volume Per Month	Pricing Terms	Remaining Terms of Contracts	Fair Value

Mark to Market Derivatives::

Natural Gasoline Swap	1,000 BBL	Fixed price of $90.20/bbl settled against WTI NYMEX average monthly closings	April 2012 to December 2012	$(126)

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.34/gal settled against Mont Belvieu Non-TET OPIS Average	April 2012 to December 2012	(74)

Total commodity swaps not designated as hedging instruments				$(200)

Cash Flow Hedges:

Natural Gas Swap	10,000 Mmbtu	Fixed price of $4.87/Mmbtu settled against IF_ANR_LA first of the month posting	April 2012 to December 2012	218

Natural Gas Swap	20,000 Mmbtu	Fixed price of $4.96/Mmbtu settled against IF_ANR_LA first of the month posting	April 2012 to December 2012	453

Crude Oil Swap	2,000 BBL	Fixed price of $88.63/bbl settled against WTI NYMEX average monthly closings	April 2012 to December 2012	(280)

Natural Gasoline Swap	2,000 BBL	Fixed price of $2.47/gal settled against Mont Belvieu Non-TET OPIS Average	April 2012 to December 2012	(50)

Crude Oil Swap	2,000 BBL	Fixed price of $105.90/bbl settled against WTI NYMEX average monthly closings	January 2013 to December 2013	45

Total commodity swaps designated as hedging instruments				$386

Total net fair value of commodity derivatives				$186

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

Based on estimated volumes, as of March 31, 2012, the Partnership had hedged approximately 42% and 8% of its commodity risk by volume for 2012 and 2013, respectively.  The Partnership anticipates entering into additional commodity derivatives on an ongoing basis to manage its risks associated with these market fluctuations and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that the Partnership will be able to do so or that the terms thereof will be similar to the Partnership’s existing hedging arrangements.

The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at March 31, 2012. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement; establishes a maximum credit limit threshold pursuant to its hedging policy; and monitors the appropriateness of these limits on an ongoing basis. The Partnership has agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of March 31, 2012, the Partnership has no cash collateral deposits posted with counterparties.

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

Crude Oil.  For the three months ended March 31, 2012 and 2011, net gains and losses on swap hedge contracts decreased crude revenue by $86 and $60, respectively.  As of March 31, 2012, an unrealized derivative fair value loss of $235, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI.  Fair value losses of $280 and fair value gains of $45 are expected to be reclassified into earnings in 2012 and 2013, respectively.  The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2012, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

Natural Gas.  For the three months ended March 31, 2012 and 2011, net gains and losses on swap hedge contracts increased gas revenue by $204 and $75, respectively.  As of March 31, 2012, an unrealized derivative fair value gain of $660 related to cash flow hedges of natural gas was recorded in AOCI.  This fair value gain is expected to be reclassified into earnings in 2012.  The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas Liquids.  For the three months ended March 31, 2012 and 2011, net gains and losses on swap hedge contracts decreased liquids revenue by $55 and increased liquids revenue by $162, respectively.  As of March 31, 2012, an unrealized derivative fair value gain of $137 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI.  This fair value gain is expected to be reclassified into earnings in 2012.  The actual reclassification to earnings for contracts remaining in effect will be based on mark-to-market prices at the contract settlement date or for those terminated contracts based on the recorded values at March 31, 2012, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

For information regarding fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.

(c)	Impact of Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. The Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate debt credit facility and its’ senior notes. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in AOCI until such time as the hedged item is recognized in earnings.

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

The Partnership recognized increases in interest expense of $0 and $633 for the three months ended March 31, 2012 and 2011, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

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

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments	Current:			Current:
Commodity contracts	Fair value of derivatives	$675	$622	Fair value of derivatives	$330	$245

	Non-current:			Non-current:
Commodity contracts	Fair value of derivatives	41	—	Fair value of derivatives	—	—

Total derivatives designated as hedging instruments		$716	$622		$330	$245

Derivatives not designated as hedging instruments
	Current:			Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$200	$117

	Non-current:			Non-current:
Commodity contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	—
Total derivatives not designated as hedging instruments		$—	$—		$200	$117

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

	Effect of Derivative Instruments on the Consolidated Statement of Operations For the Three Months Ended March 31, 2012 and 2011

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011	Income	2012	2011	Derivatives	2012	2011
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	Interest Expense	$—	$(19)	Interest Expense	$—	$—
Commodity contracts	126	(908)	Natural Gas Revenues	186	434	Natural Gas Revenues	4	—
Total derivatives designated as hedging instruments	$126	$(908)		$186	$415		$4	$—

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$—	$(614)
Commodity contracts	Natural Gas Services Revenues	(127)	(257)
Total derivatives not designated as hedging instruments		$(127)	$(871)

Amounts expected to be reclassified into earnings for the subsequent 12-month period are gains of $521 for commodity cash flow hedges.

(7)	Fair Value Measurements

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2012:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Natural gas derivatives	$671	$—	$671	$—
Crude oil derivatives	45	—	45	—

Total assets	$716	$—	$716	$—
Liabilities
Crude oil derivatives	$280	$—	$280	$—
Natural gas liquids derivatives	250	—	250	—

Total liabilities	$530	$—	$530	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2011:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Natural gas derivatives	$622	$—	$622	$—
Total assets	$622	$—	$622	$—
Liabilities
Crude oil derivatives	245	—	245	—
Natural gas liquids derivatives	117	—	117	—
Total liabilities	$362	$—	$362	$—

ASC 825-10-65, related to disclosures about fair value of financial instruments, requires that the Partnership disclose estimated fair values for its financial instruments.  Fair value estimates are set forth below for the Partnership’s financial instruments.  The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

●
Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates — the carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments.

●	Long-term debt including current installments — the carrying amount of the revolving credit loan facility approximates fair value due to the debt having a variable interest rate.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

The estimated fair value of the Senior Notes was approximately $207,800 as of March 31, 2012 based on market prices of similar debt at March 31, 2012.

(8)	Related Party Transactions

As of March 31, 2012, Martin Resource Management owns 6,593,267 of the Partnership’s common units representing approximately 28.5% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2012, of approximately 28.5% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls the general partner of the Partnership, not to engage in the business of:

●	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;

●	providing marine and other transportation of hydrocarbon products and by-products; and

●	manufacturing and marketing fertilizers and related sulfur-based products.

 This restriction does not apply to:

●	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

●	any business operated by Martin Resource Management, including the following:

●	providing land transportation of various liquids;

●	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

●	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana Mississippi and Texas;

●	operating a small crude oil gathering business in Stephens, Arkansas;

●	operating an underground NGL storage facility in Arcadia, Louisiana;

●	building and marketing sulfur processing equipment; and

●	developing an underground natural gas storage facility in Arcadia, Louisiana.

●	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

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

Effective October 1, 2011, through September 30, 2012, the Conflicts Committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6,582.  The Partnership reimbursed Martin Resource Management for $1,646 and $1,042 of indirect expenses for the three months ended March 31, 2012 and 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the conflicts committee of the Partnership’s general partner if such amendment would adversely affect the unitholders. The omnibus agreement was amended on November 24, 2009, to permit the Partnership to provide refining services to Martin Resource Management.  Such amendment was approved by the conflicts committee of the Partnership’s general partner.  The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

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

Cross Marine Charter Agreements. Cross Oil & Refining Marketing Inc. (“Cross”) entered into four marine charter agreements with the Partnership effective March 1, 2007.  These agreements have an initial term of five years and continue indefinitely thereafter subject to cancellation after the initial term by either party upon a 30 day written notice of cancellation. The charter hire payable under these agreements will be adjusted annually to reflect the percentage change in the Consumer Price Index.

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
March 31, 2012
(Unaudited)

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

Sulfuric Acid Sales Agency Agreement. The Partnership is party to an agreement under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that is not consumed by the Partnership’s internal operations.  This agreement, which was amended and restated in July 2011, will remain in place until the Partnership terminates it by providing 180 days’ written notice.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management.  Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended March 31,
Revenues:	2012	2011
Terminalling and storage	$15,274	$12,938
Marine transportation	4,857	6,565
Product sales:
Natural gas services	2,176	2,203
Sulfur services	1,715	3,186
Terminalling and storage	399	10
	4,290	5,399
	$24,421	$24,902

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Costs and expenses:
Cost of products sold:
Natural gas services	$25,345	$23,205
Sulfur services	4,431	4,152
Terminalling and storage	87	56
	$29,863	$27,413

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Operating expenses
Terminalling and storage	$6,978	$4,202
Natural gas services	746	608
Sulfur services	1,318	1,244
Marine Transportation	5,049	5,988
	$14,091	$12,042

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Terminalling and storage	$5	$15
Natural gas services	1,316	1,332
Sulfur services	711	642
Indirect overhead allocation, net of reimbursement	1,646	1,042
	$3,678	$3,031

(9)	Business Segments

The Partnership has four reportable segments: terminalling and storage, natural gas services, sulfur services and marine transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three months ended March 31, 2012
Terminalling and storage	$43,034	$(1,175)	$41,859	$4,723	$3,082	$22,727
Natural gas services	201,013	—	201,013	1,538	2,312	658
Sulfur services	74,552	—	74,552	1,793	13,627	989
Marine transportation	21,567	(705)	20,862	3,041	(1,427)	5,708
Indirect selling, general and administrative	—	—	—	—	(2,418)	—

Total	$340,166	$(1,880)	$338,286	$11,095	$15,176	$30,082

Three months ended March 31, 2011
Terminalling and storage	$37,646	$(978)	$36,668	$4,541	$3,168	$4,204
Natural gas services	167,211	—	167,211	1,514	3,531	515
Sulfur services	59,758	—	59,758	1,622	9,911	7,248
Marine transportation	21,439	(2,040)	19,399	3,265	(1,281)	2,908
Indirect selling, general and administrative	—	—	—	—	(1,818)	—
Total	$286,054	$(3,018)	$283,036	$10,942	$13,511	$14,875

The following table reconciles operating income to net income:
	Three Months Ended March 31,
	2012	2011

Operating income	$15,176	$13,511
Equity in earnings of unconsolidated entities	2,847	2,376
Interest expense	(7,207)	(8,402)
Debt prepayment premium	(251)	—
Other, net	61	60
Income taxes	(97)	(223)
Net income	$10,529	$7,322

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

Total assets by segment are as follows:

	March 31,	December 31,
	2012	2011
Total assets:
Terminalling and storage	$255,871	$231,764
Natural gas services	395,884	411,632
Sulfur services	166,671	162,289
Marine transportation	149,239	143,424
Total assets	$967,665	$949,109

(10)	Long-Term Debt and Capital Leases

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
$200,000 Senior notes, 8.875% interest, net of unamortized discount of $2,105 and $2,192, respectively, issued March 2010 and due April 2018, unsecured**	$197,895	$197,808
$375,000 Revolving loan facility at variable interest rate (3.03%* weighted average at March 31, 2012), due April 2016 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	230,000	250,000
$7,354 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	—	6,363
Capital lease obligations	5,987	6,031
Total long-term debt and capital lease obligations	433,882	460,202
Less current installments	198	1,261
Long-term debt and capital lease obligations, net of current installments	$433,684	$458,941

* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%. The applicable margin for existing LIBOR borrowings is 2.75%.  Effective April 1, 2012, the applicable margin for existing LIBOR borrowings increased to 3.00%.  Effective July 1, 2012, the applicable margin for existing LIBOR borrowings will remain at 3.00%.

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

In March 2010, the Partnership terminated all of its existing interest rate swaps resulting in termination fees of $3,850.  In August 2011, the Partnership terminated all of its existing interest rate swap agreements with an aggregate notional amount of $100,000, which it had entered to hedge its exposure to changes in the fair value of Senior Notes.  These interest rate swap contracts were not designated as fair value hedges and therefore, did not receive hedge accounting but were marked to market through earnings.  The Partnership received a termination benefit of $2,800 upon cancellation of these swap agreements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

The Partnership paid cash interest in the amount of $2,408 and $2,238 for the three months ended March 31, 2012 and 2011, respectively.  Capitalized interest was $353 and $95 for the three months ended March 31, 2012 and 2011, respectively.

(11)	Equity Offering

On January 25, 2012, the Partnership completed a public offering of 2,645,000 common units at a price of $36.15 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 2,645,000 common units, net of underwriters’ discounts, commissions and offering expenses were $91,377.  The Partnership’s general partner contributed $1,951 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  On January 25, 2012, all of the net proceeds were used to reduce outstanding indebtedness of the Partnership.

On February 9, 2011, the Partnership completed a public offering of 1,874,500 common units at a price of $39.35 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands.  Total proceeds from the sale of the 1,874,500 common units, net of underwriters’ discounts, commissions and offering expenses were $70,330.  The Partnership’s general partner contributed $1,505 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  The net proceeds were used to reduce the outstanding balance under its revolving credit facility.

(12)	Income Taxes

The operations of a partnership are generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. Effective January 1, 2007, the Partnership is subject to the Texas margin tax as described below. Woodlawn is subject to income taxes due to its corporate structure. A current state income tax expense of $3 and $5, related to the operation of the subsidiary, were recorded for the three months ended March 31, 2012 and 2011, respectively.  In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

A deferred tax benefit related to the Woodlawn basis differences of $170 and $3 was recorded for the three months ended March 31, 2012 and 2011, respectively.  A deferred tax liability of $7,487 and $7,657 related to the basis differences existed at March 31, 2012 and December 31, 2011, respectively.

Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $267 and $226 were recorded in current income tax expense for the three months ended March 31, 2012 and 2011, respectively.

The components of income tax expense (benefit) from operations recorded for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Current:
Federal	$—	$—
State	267	226
	267	226
Deferred:
Federal	(170)	(3)
	$97	$223

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOT as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court and is set for trial in August of 2012 but is currently stayed pending the outcome of procedural matters pending in the appellate courts.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against Scott Martin, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that he has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to Angela Jones Alexander, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, the Partnership has been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.  Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against Scott Martin in the amount of $4,900.  On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages and attorneys’ fees, plus interest. Scott Martin has appealed the judgment .  On March 20, 2012, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment.  While the Appellate Court found that there was sufficient evidence to support the jury’s finding that a breach of fiduciary duty occurred, it found insufficient evidence to support any damages and therefore rendered a take-nothing judgment against the daughters of the Defendant. A motion for rehearing at the Appellate Court was overruled on April 26, 2012. The Defendant’s daughters have indicated they will appeal the Appellate Court’s ruling.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

On September 24, 2008, Martin Resource Management removed Plaintiff as a director of the general partner of the Partnership. Such action was taken as a result of the collective effect of Plaintiff’s then recent activities, which the board of directors of Martin Resource Management determined was detrimental to both Martin Resource Management and the Partnership. The Plaintiff does not serve on any committees of the board of directors of the Partnership’s general partner. This position on the board of directors was filled on July 26, 2010, by Charles Henry “Hank” Still.

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

Additionally, on July 11, 2011, Scott D. Martin sued Martin Resource Management in State District Court in Harris County, Texas, alleging that it tortiously interfered with his rights under an existing insurance policy.  A motion to transfer this case to Gregg County, Texas is currently pending.

(14)	Consolidating Financial Statements

           In connection with the Partnership’s filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “Registration Statement”), Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, has issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time under the Registration Statement. If issued, the guarantees will be full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities under the Registration Statement which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsiadiaries by dividend or loan.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
March 31, 2012
(Unaudited)

(15)	Subsequent Events

Pursuant to the Indenture under which the Senior Notes were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 24, 2012 the Partnership notified the Trustee of its intention to exercise a partial redemption of the Partnership’s Senior Notes pursuant to the Indenture.  On May 24, 2012, the Partnership will redeem $25.0 million of the Senior Notes from various holders using proceeds of the Partnership’s January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under the Partnership’s revolving credit facility.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012, and in this report.

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

Martin Resource Management has operated our business since 2002.  Martin Resource Management began operating our natural gas services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.

Recent Developments

We believe one of the rationales driving investment in master limited partnerships, including us, is the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities can be constrained by a lack of liquidity or access to the financial markets.  During 2011 and thus far in 2012, the financial markets were available to us.  As such, we were able to issue equity in February 2011 and January 2012 for the purpose of reducing outstanding indebtedness under our credit facility.  Our credit facility is our primary source of liquidity and was refinanced in April 2011 and upsized in April and December 2011.

Conditions in our industry continue to be challenging in 2012.  For example:

●
With regard to our Natural Gas Services segment, several gas producers in our Northeast Texas areas of operation have reduced drilling activity as compared to their previous levels of activity demonstrating a bias toward newly found shale plays and oil and liquid rich plays in other areas.

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

●	There has been a decline in the demand for certain marine transportation services based on decreased refinery production resulting in an oversupply of equipment.

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

●
We continue to evaluate opportunities to enter into interest rate and commodity hedging transactions.  We believe these transactions can beneficially remove risks associated with interest rate and commodity price volatility.

●
During 2011 and the first part of 2012, we have experienced positive changing market dynamics in our Terminalling and Storage and Marine Transportation segments including activity associated with the rapidly developing basins such as the Eagle Ford shale in South Texas.

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

You should also read Note 1, “General” in Notes to Consolidated and Condensed Financial Statements contained in this quarterly report and the “Significant Accounting Policies” note in the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the more significant estimates in these financial statements include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under ASC 350 related to goodwill.

Derivatives

All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings. Our hedging policy allows us to use hedge accounting for financial transactions that are designated as hedges. Derivative instruments not designated as hedges or hedges that become ineffective are being marked to market with all market value adjustments being recorded in the consolidated statements of operations. As of March 31, 2012, we have designated a portion of our derivative instruments as qualifying cash flow hedges. Fair value changes for these hedges have been recorded in other comprehensive income as a component of partners’ capital.

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

We own an unconsolidated 50% of the ownership interests in Waskom Gas Processing Company (“Waskom”), Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”).  We own 4.46% of the Class A equity interests in Redbird and all of the Class B equity interests in Redbird.  Redbird, as of March 31, 2012, owned a 40.23% interest in Cardinal Gas Storage Partners, LLC.  Each of these interests is accounted for under the equity method of accounting.

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

●	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

●	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

●	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

●	operating a small crude oil gathering business in Stephens, Arkansas;

●	operating a lube oil processing facility in Smackover, Arkansas;

●	operating an underground NGL storage facility in Arcadia, Louisiana;

●	supplying employees and services for the operation of our business; and

●	operating, solely for our account, our asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

Ownership

 Martin Resource Management owns an approximate 28.0% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $25.4 million of direct costs and expenses for the three months ended March 31, 2012 compared to $21.1 million for the three months ended March 31, 2011. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended March 31, 2012 and 2011, respectively.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

In addition to the omnibus agreement, we and Martin Resource Management have entered into various other agreements including, but not limited to, a motor carrier agreement, terminal services agreements, marine transportation agreements and other agreements for the provision of various goods and services.  Pursuant to the terms of the omnibus agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the Conflicts Committee.

For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012.

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

In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 11% and 13% of our total cost of products sold during the three months ended March 31, 2012 and 2011, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% and 9% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.  We provide terminalling and storage and marine transportation services to Midstream Fuel Service LLC and Midstream Fuel LLC provides terminal services to us to handle lubricants, greases and drilling fluids.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012.

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

Results of Operations

The results of operations for the three months ended March 31, 2012 and 2011 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2012 and 2011.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three months ended March 31, 2012
Terminalling and storage	$43,034	$(1,175)	$41,859	$3,736	$(654)	$3,082
Natural gas services	201,013	—	201,013	1,935	377	2,312
Sulfur services	74,552	—	74,552	12,535	1,092	13,627
Marine transportation	21,567	(705)	20,862	(612)	(815)	(1,427)
Indirect selling, general and administrative	—	—	—	(2,418)	—	(2,418)

Total	$340,166	$(1,880)	$338,286	$15,176	$—	$15,176

Three months ended March 31, 2011
Terminalling and storage	$37,646	$(978)	$36,668	$3,217	$(49)	$3,168
Natural gas services	167,211	—	167,211	3,326	205	3,531
Sulfur services	59,758	—	59,758	8,027	1,884	9,911
Marine transportation	21,439	(2,040)	19,399	759	(2,040)	(1,281)
Indirect selling, general and administrative	—	—	—	(1,818)	—	(1,818)

Total	$286,054	$(3,018)	$283,036	$13,511	$—	$13,511

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our total revenues before eliminations were $340.2 million for the three months ended March 31, 2012, compared to $286.1 million for the three months ended March 31, 2011, an increase of $54.1 million, or 19%. Our operating income before eliminations was $15.2 million for the three months ended March 31, 2012, compared to $13.5 million for the three months ended March 31, 2011, an increase of $1.7 million, or 13%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Services	$21,361	$19,102
Products	21,673	18,544
Total revenues	43,034	37,646

Cost of products sold	20,540	17,490
Operating expenses	14,045	12,315
Selling, general and administrative expenses	10	84
Depreciation and amortization	4,723	4,540
	3,716	3,217
Other operating income	20	-
Operating income	$3,736	$3,217

Revenues.  Our terminalling and storage revenues increased $5.4 million, or 14%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Service revenues increased $2.3 million compared to the prior year period.  Of the increase, $1.2 million is related to a full quarter of operations from our L&L facilities acquired in February of 2011 and $1.4 million pertains to operations at our Cross facilities with $1.0 million in service revenues generated from the Sunoco pipeline lease executed in the third quarter of 2011.  Product revenue increased $3.1 million compared to the prior year period.  This increase is primarily related to a new trade agreement executed during the fourth quarter of 2011 with a customer operating out of our River Ridge location which generated $4.0 million of additional revenue for the first quarter of 2012.  This increase was offset by a $0.9 million decrease in revenues as our sales volumes fell 8% at our Channelview location.

Cost of products sold.  Our cost of products sold increased $3.1 million, or 17%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Of the increase, $3.8 million is related to a new trade agreement executed during the fourth quarter of 2011 with a customer operating out of our River Ridge location.  This increase was primarily offset by a $0.7 million decrease resulting from reduced sales volumes at our Channelview location and  decreased per gallon margins of 4%.

Operating Expenses. Operating expenses increased $1.7 million, or 14%,  for the three months ended March 31, 2012 as compared to the same period of 2011.  This increase is a result of a full quarter of operations from the L&L assets acquired in February of 2011 generating $0.5 million of additional expenses.  The balance of the increase is primarily related to operations with Cross Oil as operating expenses increased $1.1 million.  Of the increase, $0.8 million is related to expenses associated with the Sunoco pipeline and $0.3 million is related to increased operating costs with the Cross refinery.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Depreciation and amortization.  Depreciation and amortization increased $0.2 million, or 4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 resulting from capital expenditures made during the past twelve months.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
NGLs	$194,280	$155,300
Natural gas	5,041	10,016
Non-cash mark-to-market adjustment of commodity derivatives	(10)	177
Gain on cash settlements of commodity derivatives	73	—
Other operating fees	1,629	1,718
Total revenues	201,013	167,211

Cost of products sold:
NGLs	188,422	148,689
Natural gas	5,135	9,720
Total cost of products sold	193,557	158,409

Operating expenses	2,110	2,110
Selling, general and administrative expenses	1,882	1,851
Depreciation and amortization	1,538	1,515
	1,926	3,326
Other operating income	9	—
Operating income	$1,935	$3,326

NGLs Volumes (Bbls)	3,077	2,485
Natural Gas Volumes (Mmbtu)	2,143	2,620

Information above does not include activities relating to Waskom, PIPE, Matagorda investments

Equity in Earnings of Unconsolidated Entities	$2,847	$2,376

Waskom:
Plant Inlet Volumes (Mmcf/d)	262	272
Frac Volumes (Bbls/d)	10,899	8,049

Revenues. Our natural gas services revenues increased $33.8 million, or 20% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, NGL revenues increased $39.0 million, or 25% and natural gas revenues decreased $5.0 million, or 50%.  NGL sales volumes for the three months of 2012 increased 24% and natural gas volumes decreased 18% compared to the same period of 2011.  Our NGL average sales price per barrel for the three months ended March 31, 2012, increased $0.63, or 1%, and our natural gas average sales price per Mmbtu decreased $1.47, or 38% compared to the same period of 2011.

Our natural gas services segment utilizes derivative instruments to manage the risk of fluctuations in market prices for its anticipated sales of natural gas, condensate and NGLs.  This activity is referred to as price risk management.  For the three months ended March 31, 2012, 36% of our total natural gas volumes and 41% of our total NGL volumes were hedged as compared to 41% and 40% for the same period in 2011.  Non-cash mark-to-market gains and gains recognized on cash settlements of our derivative contracts resulted in an increase of $0.1 million on total natural gas and NGL revenues compared to an increase of $0.2 million for the same period of 2011.

Cost of products sold.   Our cost of products sold increased $35.1 million, or 22%, for the three months ended March 31, 2012, compared to the same period of 2011.  Of the increase, $39.7 million relates to NGLs offset by a $4.6 million decrease related to natural gas.  The percentage increase in NGL cost of products sold was slightly higher than our percentage increase in NGL revenues, resulting in decreased margins of $0.8 million, or $0.76 per barrel.  The percentage decrease relating to natural gas cost of products sold is more than the percentage decrease in natural gas revenues which caused our natural gas margins to decrease by $0.4 million.

Operating expenses.  Operating expenses remained consistent for the three months ended March 31, 2012, as compared to the same period for 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the three months ended March 31, 2012, as compared to the same period for 2011.

Depreciation and amortization. Depreciation and amortization remained consistent for the three months ended March 31, 2012, as compared to the same period for 2011.

In summary, our natural gas services operating income decreased $1.4 million, or 42%, for the three months ended March 31, 2012, compared to the same period of 2011.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur segment.
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Services	$2,926	$2,850
Products	71,626	56,908
Total revenues	74,552	59,758

Cost of products sold	55,051	44,532
Operating expenses	4,193	4,691
Selling, general and administrative expenses	955	886
Depreciation and amortization	1,793	1,622
	12,560	8,027
Other operating income	(25)	—
Operating income	$12,535	$8,027

Sulfur (long tons)	308.2	375.3
Fertilizer (long tons)	93.9	77.6
Sulfur Services Volumes (long tons)	402.1	452.9

Revenues.  Our sulfur services revenues increased $14.8 million, or 25%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Services revenue remained consistent for both periods.  The products revenue increase was primarily a result of our average sales price being up 42%.

Cost of products sold.  Our cost of products sold increased $10.6 million, or 24%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  Our margin per ton increased 51%.  This increase is also related to the market price of our sulfur products.

Operating expenses.  Our operating expenses decreased $0.5 million, or 11%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease was a result of a workers’ compensation claim of $0.3 million and outside towing expenses of $0.2 million in the first quarter of 2011.

Selling, general, and administrative expenses   Selling, general, and administrative expenses increased $0.1 million, or 8%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This increase is related to an increase of $0.1 million in overhead allocation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.2 million, or 11%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This increase is related to routine dry-docks for our marine vessels in 2011.

In summary, our sulfur operating income increased $4.5 million, or 56%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues	$21,567	$21,439
Operating expenses	18,714	17,026
Selling, general and administrative expenses	424	389
Depreciation and amortization	3,041	3,265
	(612)	759
Other operating income	-	-
Operating income	$(612)	$759

Revenues.  Our marine transportation revenues increased $0.1 million, or 1%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This increase was primarily a result of a decrease in our inland marine operations, offset by an increase in our offshore marine operations.  Our inland marine operations decreased $0.3 million, of which $1.3 million is attributed to decreased utilization of the inland fleet.  Offsetting this decrease is $1.0 million in increased ancillary charges, primarily related to fuel.  Our offshore revenues increased $0.4 million primarily due to increased utilization of the offshore fleet in 2012 of $0.6 million due to increased demand for our two offshore tows which operate in the spot market, offset by a decrease in ancillary charges of $0.2 million.

Operating expenses.  Operating expenses increased $1.7 million, or 10%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This increase in operating costs is primarily due to an increase in fuel costs of $1.3 million and an increase in wage and burden costs of $0.3 million.  During both quarters ending March 31, 2012 and 2011, respectively, operating expenses were somewhat higher than normalized levels.  This was due to a higher than expected expenses associated with the dry docking of one of our inland vessels during 2012.  For 2011, we saw increased barge cleaning expense associated with the vessels being utilized in the BP oil spill cleanup efforts.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Depreciation and Amortization.  Depreciation and amortization decreased $0.2 million, or 7%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  This decrease was primarily a result of capital expenditures made in the last twelve months offset by disposal of equipment made in the last twelve months.

In summary, our marine transportation operating income decreased $1.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Equity in Earnings of Unconsolidated Entities

For the three months ended March 31, 2012 and 2011, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Waskom, Matagorda, PIPE and Redbird.

Equity in earnings of unconsolidated entities was $2.8 million for the quarter ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011, an increase of $0.4 million, or 17%.  This increase is primarily a result of equity in earnings of our interest in Redbird, which was acquired in May 2011.

Interest Expense

Our interest expense for all operations was $7.2 million for the three months ended March 31, 2012, compared to the $8.4 million for the three months ended March 31, 2012, a decrease of $1.2 million, or 14%.  This decrease was primarily due to the interest rate swaps on our senior notes that contributed to increases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps in the first quarter of 2011.  These swaps were terminated during third quarter 2011.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $2.4 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2011, an increase of $0.6 million, or 33% primarily due to an increase allocated overhead expenses from Martin Resource Management.

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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended March 31, 2012 and 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  During 2012 and 2011, we completed several transactions that have improved our liquidity position.  In January 2012, we received net proceeds of $91.4 million from a public offering of common units.  In February 2011, we received net proceeds of $70.3 million from a public offering of common units.  Additionally, we made certain strategic amendments to our credit facility which provides for a maximum borrowing capacity of $375 million under our revolving credit facility.

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

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

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

Equity Offerings

On January 25, 2012, we completed a public offering of 2,645,000 common units at a price of $36.15 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 2,645,000 common units, net of underwriters’ discounts, commissions and offering expenses were $91.4 million.  Our general partner contributed $2.0 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  On January 25, 2012, all of the net proceeds were used to reduce our outstanding indebtedness.

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

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2013.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Cash Flows and Capital Expenditures

For the three months ended March 31, 2012, cash increased $8.5 million as a result of $1.5 million used by operating activities, $37.5 million used in investing activities and $47.5 million provided by financing activities. For the three months ended March 31, 2011, cash decreased $0.6 million as a result of $28.1 million provided by operating activities, $37.3 million used in investing activities and $8.7 million provided by financing activities.

For the three months ended March 31, 2012, our investing activities of $37.5 million consisted of capital expenditures, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the three months ended March 31, 2011, our investing activities of $37.3 million consisted of capital expenditures, investments in other long-term assets, return of investments from unconsolidated entities and contributions to unconsolidated entities.

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

For the three months ended March 31, 2012 and 2011, our capital expenditures for property and equipment were $30.1 million and $14.9 million, respectively.

As to each period:

●
For the three months ended March 31, 2012, we spent $28.3 million for expansion and $1.8 million for maintenance. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.

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

For the three months ended March 31, 2012, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $19.4 million, payments of long term debt to financial lenders of $146.0 million,  payments of notes payable and capital lease obligations of $6.4 million, borrowings of long-term debt under our credit facility of $126.0 million, proceeds from our public offering of $91.4 million and general partner contributions of $1.9 million.

For the three months ended March 31, 2011, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $14.9 million, payments of long term debt to financial lenders of $101.5 million,  payments of notes payable and capital lease obligations of $0.3 million, borrowings of long-term debt under our credit facility of $73.5 million, excess purchase price over carrying value of acquired assets of $19.7 million, treasury units purchased of $0.3 million, proceeds from our public offering of $70.3 million and general partner contributions of $1.5 million.

We made contributions to unconsolidated entities of $8.4 million and $3.7 million during the three months ended March 31, 2012 and 2011, respectively. The net investment in unconsolidated entities includes $9.4 million and $2.2 million of expansion capital expenditures in the three months ended March 31, 2012 and 2011, respectively.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of March 31, 2012, we had $433.9 million of outstanding indebtedness, consisting of outstanding borrowings of $197.9 million (net of unamortized discount) under our Senior Notes, $230.0 million under our revolving credit facility, and $6.0 million under capital lease obligations.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2012, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter

Long-Term Debt
Revolving credit facility	$230,000	$—	$—	$230,000	$—
Senior unsecured notes	197,895	—	—	—	197,895
Capital leases including current maturities	5,987	198	564	5,225	—
Non-competition agreements	150	50	100	—	—
Throughput commitment	51,511	3,559	9,824	10,466	27,662
Operating leases	49,517	11,041	22,991	8,413	7,072
Interest expense: ¹
Revolving credit facility	30,537	7,562	15,123	7,852	—
Senior unsecured notes	107,979	17,750	35,500	35,500	19,229
Capital leases	3,818	937	1,760	1,121	—
Total contractual cash obligations	$677,394	$41,097	$85,862	$298,577	$251,858

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At March 31, 2012, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

On April 24, 2012 we  notified the Trustee of our intention to exercise a partial redemption of the our Senior Notes pursuant to the Indenture.  On May 24, 2012, we will redeem $25.0 million of the Senior Notes from various holders using proceeds of our January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under our revolving credit facility.

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

As of March 31, 2012, we had approximately $230.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $144.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on our credit facility have ranged from a low of $175.0 million to a high of $276.0 million.

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

As of March 31, 2012, based on our leverage ratio the applicable margin for existing Eurodollar Rate borrowings is 2.75%.  Effective April 1, 2012, the applicable margin for Eurodollar Rate borrowings increased to 3.00%. Effective July 1, 2012, based on our leverage ratio at March 31, 2012, the applicable margin for Eurodollar Rate borrowings will remain at 3.00%.

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

●	change the nature of our business;

●	engage in transactions with affiliates;

●	enter into certain burdensome agreements;

●	make certain amendments to the omnibus agreement and our material agreements;

●	make capital expenditures; and

●	permit our joint ventures to incur indebtedness or grant certain liens.

Each of the following will be an event of default under the credit facility:

●	failure to pay any principal, interest, fees, expenses or other amounts when due;

●	failure to meet the quarterly financial covenants;

●	failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures;

●	the failure of any representation or warranty to be materially true and correct when made;

●	our or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount;

●	bankruptcy or other insolvency events involving us or any of our subsidiaries;

●	judgments against us or any of our subsidiaries, in excess of a threshold amount;

●	certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount;

●	a change in control (as defined in the credit facility);

●	the termination of any material agreement or certain other events with respect to material agreements;

●	the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral; and

●	any of our joint ventures incurs debt or liens in excess of a threshold amount.

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

As of May 4, 2012, our outstanding indebtedness includes $230 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2012 and 2011.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2012 or 2011.

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

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement; establish a maximum credit limit threshold pursuant to our hedging policy; and monitor the appropriateness of these limits on an ongoing basis. We have agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of March 31, 2012, we have no cash collateral deposits posted with counterparties.

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

Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three months ended March 31, 2012 and 2011, as our contract mix and percent of volumes associated with those contracts did not differ materially.

The aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index would result in an approximate annual gross margin change of $0.1 million. In addition, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index would result in an approximate annual gross margin change of $1.5 million.

Prism Gas has entered into hedging transactions through 2013 to protect a portion of its commodity exposure from these contracts. These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline.

Based on estimated volumes, as of March 31, 2012, we had hedged approximately 42% and 8% of our commodity risk by volume for 2012 and 2013. We anticipate entering into additional commodity derivatives on an ongoing basis to manage our risks associated with these market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:

●	Natural gas contracts - monthly posting for ANR Pipeline Co. - Louisiana as posted in Platts Inside FERC’s Gas Market Report;

●	Crude oil contracts - WTI NYMEX average for the month of the daily closing prices; and

●	Natural gasoline contracts - Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).

Hedging Arrangements in Place
As of March 31, 2012

Period	Underlying	Notional Volume	Commodity Price We Receive	Commodity Price We Pay	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
April 2012-December 2012	Natural Gasoline	9,000 (BBL)	Index	$2.340/Gal	$—	$74
April 2012-December 2012	Natural Gas	90,000 (MMBTU)	Index	$4.87/Mmbtu	218	—
April 2012-December 2012	Natural Gas	180,000 (MMBTU)	Index	$4.96/Mmbtu	453	—
April 2012-December 2012	Crude Oil	18,000 (BBL)	Index	$88.63/bbl	—	280
April 2012-December 2012	Natural Gasoline	9,000 (BBL)	Index	$90.20/bbl	—	126
April 2012-December 2012	Natural Gasoline	18,000 (BBL)	Index	$2.470/Gal	—	50
January 2013-December 2013	Crude Oil	24,000 (BBL)	Index	$105.90/bbl	45	—
					$716	$530

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.03% as of March 31, 2012.  As of May 4, 2012, we had total indebtedness outstanding under our credit facility of $230 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2012, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.3 million annually.

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

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate.  The estimated fair value of the Senior Notes was approximately $207.8 million as of March 31, 2012, based on market prices of similar debt at March 31, 2012.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $8.9 million decrease in fair value of our long-term debt at March 31, 2012.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 5, 2012.

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

On September 5, 2008, the Plaintiff and one of his affiliated partnerships (the “SDM Plaintiffs”), on behalf of themselves and derivatively on behalf of Martin Resource Management, filed suit in a Harris County, Texas district court (the “Harris County Litigation”) against Martin Resource Management, the Defendant, Robert Bondurant, Donald R. Neumeyer and Wesley M. Skelton, in their capacities as directors of Martin Resource Management (the “MRMC Director Defendants”), as well as 35 other officers and employees of Martin Resource Management (the “Other MRMC Defendants”). In addition to their respective positions with Martin Resource Management, Robert Bondurant, Donald Neumeyer and Wesley Skelton are officers of our general partner.  We are not a party to this lawsuit, and it does not assert any claims (i) against the us, (ii) concerning our governance or operations, or (iii) against the MRMC Director Defendants or other MRMC Defendants with respect to their service to us.

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendants, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOT as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court and is set for trial in August 2012 but is currently stayed pending the outcome of procedural matters pending in the appellate courts.

The lawsuits described above are in addition to (i) a separate lawsuit filed in July 2008 in a Gregg County, Texas district court by the daughters of the Defendant against Scott Martin, both individually and in his capacity as trustee of the Ruben S. Martin, III Dynasty Trust, which suit alleges, among other things, that he has engaged in self-dealing in his capacity as a trustee under the trust, which holds shares of Martin Resource Management common stock, and has breached his fiduciary duties owed to the plaintiffs, who are beneficiaries of such trust, and (ii) a separate lawsuit filed in October 2008 in the United States District Court for the Eastern District of Texas by Angela Jones Alexander against the Defendant and Karen Yost in their capacities as a former trustee and a trustee, respectively, of the R.S. Martin Jr. Children Trust No. One (f/b/o Angela Santi Jones), which holds shares of Martin Resource Management common stock, which suit alleges, among other things that the Defendant and Karen Yost breached fiduciary duties owed to Angela Jones Alexander, who is the beneficiary of such trust, and seeks to remove Karen Yost as the trustee of such trust. With respect to the lawsuit described in (i) above, we have been informed that the Plaintiff has resigned as a trustee of the Ruben S. Martin, III Dynasty Trust. With respect to the lawsuit described in (ii) above, Angela Jones Alexander amended her claims to include her grandmother, Margaret Martin, as a defendant, but subsequently dropped her claims against Mrs. Martin.  Additionally, all claims pertaining to Karen Yost have been resolved.  All claims pertaining to Defendant have been preliminarily resolved, as the court, on February 9, 2011, issued an order that granted the parties’ Joint Motion for Administrative Closure.  With respect to the lawsuit referenced in (i) above, the case was tried in October 2009 and the jury returned a verdict in favor of the Defendant’s daughters against Scott Martin in the amount of $4,900.  On December 22, 2009, the court entered a judgment, reflecting an amount consistent with the verdict and additionally awarded attorneys’ fees and interest. On January 7, 2010, the court modified its original judgment and awarded the Defendant’s daughters approximately $2,700 in damages and attorneys’ fees, plus interest. Scott Martin has appealed the judgment.  On March 20, 2012, the Court of Appeals, Sixth Appellate District of Texas at Texarkana, issued an opinion on the appeal overturning the Judgment. While the Appellate Court found that there was sufficient evidence to support the jury’s finding that a breach of fiduciary duty occurred, it found insufficient evidence to support any damages and therefore rendered a take-nothing judgment against the daughters of the Defendant. A motion for rehearing at the Appellate Court was overruled on April 26, 2012. The Defendant’s daughters have indicated they will appeal the Appellate Court’s ruling.

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

On May 4, 2010, we received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management. As noted above, the Plaintiff was a former director of Martin Resource Management.  The lawsuit alleges that the Plaintiff with help from others breached the fiduciary duties the Plaintiff owed to Martin Resource Management.   We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning our governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership. With respect to this lawsuit, the case was tried in January 2012 and the jury returned a verdict in favor of Martin Resource Management against Scott D. Martin for breach of fiduciary duty and awarded an amount of $1,800.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: May 7, 2012		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief ExecutiveOfficer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

10.1
Underwriting Agreement dated as of January 20, 2012 by and among the Partnership, Martin Midstream GP LLC, Martin Operating GP LLC, Martin Operating Partnership L.P. and RBC Capital Markets, LLC, Wells Fargo Securities, LLC and UBS Securities LLC (filed as Exhibit 1.1 to the Partnership’s Current Report on Form 8-K, filed January 20, 2012, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed or furnished herewith