Form 10-Q
period 2012-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2012-08-06
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at August 6, 2012, was 23,116.776.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Cash	$106	$266
Accounts and other receivables, less allowance for doubtful accounts of $3,093 and $3,021, respectively	97,471	126,461
Product exchange receivables	8,129	17,646
Inventories	83,759	77,677
Due from affiliates	17,199	5,968
Fair value of derivatives	41	622
Other current assets	2,074	1,978
Assets held for sale	211,588	212,787
Total current assets	420,367	443,405

Property, plant and equipment, at cost	678,263	632,728
Accumulated depreciation	(234,168)	(215,272)
Property, plant and equipment, net	444,095	417,456

Goodwill	8,337	8,337
Investment in unconsolidated entities	76,411	62,948
Debt issuance costs, net	11,603	13,330
Other assets, net	6,043	3,633
	$966,856	$949,109

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$206	$1,261
Trade and other accounts payable	109,429	125,970
Product exchange payables	15,779	37,313
Due to affiliates	12,316	18,485
Income taxes payable	839	893
Fair value of derivatives	—	362
Other accrued liabilities	9,317	11,022
Liabilities held for sale	508	501
Total current liabilities	148,394	195,807

Long-term debt and capital leases, less current maturities	452,970	458,941
Deferred income taxes	7,336	7,657
Other long-term obligations	1,061	1,088
Total liabilities	609,761	663,493

Partners’ capital	357,032	284,990
Accumulated other comprehensive income	63	626
Total partners’ capital	357,095	285,616
Commitments and contingencies
	$966,856	$949,109

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
 (Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Terminalling and storage *	$21,046	$19,327	$41,232	$37,450
Marine transportation *	20,714	17,376	41,576	36,775
Sulfur services	2,925	2,850	5,851	5,700
Product sales: *
Natural gas services	164,817	127,050	336,928	264,205
Sulfur services	64,168	74,083	135,794	130,991
Terminalling and storage	19,208	19,371	40,881	37,916
	248,193	220,504	513,603	433,112
Total revenues	292,878	260,057	602,262	513,037

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	163,043	125,648	330,242	257,926
Sulfur services *	47,350	59,892	102,310	104,334
Terminalling and storage	17,367	17,395	37,387	33,955
	227,760	202,935	469,939	396,215
Expenses:
Operating expenses *	34,442	33,372	71,454	66,322
Selling, general and administrative *	4,603	3,751	9,007	7,477
Depreciation and amortization	9,791	9,928	19,491	19,498
Total costs and expenses	276,596	249,986	569,891	489,512
Other operating income	378	98	373	98
Operating income	16,660	10,169	32,744	23,623

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	(745)	153	(363)	153
Interest expense	(8,265)	(4,403)	(15,472)	(12,805)
Debt prepayment premium	(2,219)	—	(2,470)	—
Other, net	84	44	145	102
Total other expense	(11,145)	(4,206)	(18,160)	(12,550)
Income from continuing operations before taxes	5,515	5,963	14,584	11,073

Income tax expense	(307)	(223)	(572)	(444)
Income from continuing operations	5,208	5,740	14,012	10,629
Income from discontinued operations, net of income taxes	1,984	3,030	3,709	5,463
Net income	$7,192	$8,770	$17,721	$16,092

*Related Party Transactions Included Above

Revenues:
Terminalling and storage	$14,805	$12,897	$30,080	$25,835
Marine transportation	4,446	6,306	9,303	12,871
Product Sales	1,958	1,768	4,147	5,569
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	7,707	1,961	12,022	4,422
Sulfur services	3,970	4,492	8,401	8,645
Expenses:
Operating expenses	14,392	13,477	28,208	25,265
Selling, general and administrative	2,828	1,965	5,494	3,971

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
 (Dollars and units in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$4,090	$4,633	$11,517	$8,517
Discontinued operations	1,558	2,445	3,049	4,377
	5,648	7,078	14,566	12,894
General partner interest:
Continuing operations	1,118	926	2,495	1,746
Discontinued operations	426	489	660	898
	1,544	1,415	3,155	2,644
Net income attributable to:
Continuing operations	5,208	5,559	14,012	10,263
Discontinued operations	1,984	2,934	3,709	5,275
Net income attributable to limited partners:	$7,192	$8,493	$17,721	$15,538
Basic:
Continuing operations	$0.18	$0.24	$0.51	$0.44
Discontinued operations	0.07	0.13	0.13	0.23
	$0.25	$0.37	$0.64	$0.67
Weighted average limited partner units - basic	23,103	19,159	22,839	19,163
Diluted:
Continuing operations	$0.18	$0.24	$0.51	$0.44
Discontinued operations	0.07	0.13	0.13	0.23
	$0.25	$0.37	$0.64	$0.67
Weighted average limited partner units - diluted	23,104	19,159	22,842	19,164

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$7,192	$8,770	$17,721	$16,092
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	843	126	(65)
Commodity cash flow hedging gains (losses) reclassified to earnings	(499)	(318)	(689)	(752)
Interest rate cash flow hedging losses reclassified to earnings	—	—	—	18
Other comprehensive income	(499)	525	(563)	(799)
Comprehensive income	$6,693	$9,295	$17,158	$15,293

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		Subordinated Limited		General Partner	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Amount	(Loss)	Total

Balances – January 1, 2011	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806

Net income	—	13,448	—	—	2,644	—	16,092

Recognition of beneficial conversion feature	—	(554)	—	554	—	—	—

Follow-on public offering	1,874,500	70,330	—	—	—	—	70,330

General partner contribution	—	—	—	—	1,505	—	1,505

Cash distributions	—	(28,390)	—	—	(3,025)	—	(31,415)

Excess purchase price over carrying value of acquired assets	—	(19,685)	—	—	—	—	(19,685)

Unit-based compensation	15,350	96	—	—	—	—	96

Purchase of treasury units	(14,850)	(582)	—	—	—	—	(582)

Unit-based compensation grant forfeitures	(500)	—	—	—	—	—	—

Adjustment in fair value of derivatives	—	—	—	—	—	(799)	(799)

Balances – June 30, 2011	19,582,332	$285,448	889,444	$18,275	$6,005	$620	$310,348

Balances – January 1, 2012	20,471,776	$279,562	—	$—	$5,428	$626	$285,616

Net income	—	14,566	—		3,155	—	17,721

Follow-on public offering	2,645,000	91,361	—	—	—	—	91,361

General partner contribution	—	—	—	—	1,951	—	1,951

Cash distributions	—	(35,253)	—	—	(3,635)	—	(38,888)

Unit-based compensation	6,250	118	—	—	—	—	118

Purchase of treasury units	(6,250)	(221)	—	—	—	—	(221)

Adjustment in fair value of derivatives	—	—	—	—	—	(563)	(563)

Balances – June 30, 2012	23,116,776	$350,133	—	$—	$6,899	$63	$357,095

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,721	$16,092
Less: Income from discontinued operations	(3,709)	(5,463)
Net income from continuing operations	14,012	10,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,491	19,498
Amortization of deferred debt issuance costs	1,931	2,390
Amortization of debt discount	427	175
Deferred taxes	(321)	(32)
Loss on sale of property, plant and equipment	3	714
Equity in earnings (loss) of unconsolidated entities	363	(153)
Non-cash mark-to-market on derivatives	(344)	(2,346)
Other	118	96
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	28,990	(3,843)
Product exchange receivables	9,517	(7,542)
Inventories	(6,082)	(10,344)
Due from affiliates	(11,231)	(12,685)
Other current assets	(96)	1,176
Trade and other accounts payable	(16,541)	7,848
Product exchange payables	(21,534)	5,257
Due to affiliates	(6,169)	10,270
Income taxes payable	(54)	(210)
Other accrued liabilities	(1,705)	(365)
Change in other non-current assets and liabilities	(574)	(92)
Net cash provided by continuing operating activities	10,201	20,441
Net cash provided by discontinued operating activities	6,918	9,634
Net cash provided by operating activities	17,119	30,075
Cash flows from investing activities:
Payments for property, plant and equipment	(45,616)	(29,473)
Acquisitions	—	(16,815)
Payments for plant turnaround costs	(2,403)	(2,044)
Proceeds from sale of property, plant and equipment	23	—
Investment in unconsolidated subsidiaries	(775)	(59,319)
Return of investments from unconsolidated entities	4,297	—
Distributions from (contributions to) unconsolidated entities for operations	(17,348)	—
Net cash used in continuing investing activities	(61,822)	(107,651)
Net cash used in discontinued investing activities	(2,003)	(5,923)
Net cash used in investing activities	(63,825)	(113,574)
Cash flows from financing activities:
Payments of long-term debt	(217,000)	(301,500)
Payments of notes payable and capital lease obligations	(6,453)	(543)
Proceeds from long-term debt	216,000	357,500
Net proceeds from follow on offering	91,361	70,330
General partner contribution	1,951	1,505
Treasury units purchased	(221)	(582)
Payment of debt issuance costs	(204)	(3,424)
Excess purchase price over carrying value of acquired assets	—	(19,685)
Cash distributions paid	(38,888)	(31,415)
Net cash provided by financing activities	46,546	72,186
Net decrease in cash	(160)	(11,313)
Cash at beginning of period	266	11,380
Cash at end of period	$106	$67

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
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

As discussed in Notes 4 and 16, on July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets.  These assets, along with additional gathering and processing assets discussed in Note 4 are collectively referred to as the "Prism Assets".  The Partnership has classified the Prism Assets, including related liabilities as held for sale at June 30, 2012 and December 31, 2011, and has presented the results of operations and cash flows as discontinued operations for the periods ended June 30, 2012 and 2011, respectively. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the net assets and operations and cash flows of the Prism Assets as assets held for sale and discontinued operations, respectively.

(a)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.

(b)	Unit Grants

In May 2012, the Partnership issued 6,250 restricted common units to certain Martin Resource Management employees under its long-term incentive plan from 6,250 treasury units purchased by the Partnership in the open market for $221.  These units vest in 25% increments beginning in January 2013 and will be fully vested in January 2016.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

The cost resulting from share-based payment transactions was $62 and $59 for the three months ended June 30, 2012 and 2011, respectively, and $118 and $96 for the six months ended June 30, 2012 and 2011, respectively.

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

For the three months ended June 30, 2012 and 2011, the general partner received $1,429 and $1,265, respectively, in incentive distributions.  For the six months ended June 30, 2012 and 2011, the general partner received $2,857 and $2,370, respectively, in incentive distributions.

(d)	Net Income per Unit

The Partnership follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. To the extent the Partnership Agreement does not explicitly limit distributions to the general partner, any earnings in excess of distributions are to be allocated to the general partner and limited partners utilizing the distribution formula for available cash specified in the Partnership Agreement. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement.

The provisions of ASC 260-10 did not impact the Partnership’s computation of earnings per limited partner unit as cash distributions exceeded earnings for the three months and six months ended June 30, 2012 and 2011, respectively, and the IDRs do not share in losses under the Partnership Agreement. In the event the Partnership’s earnings exceed cash distributions, ASC 260-10 will have an impact on the computation of the Partnership’s earnings per limited partner unit.  For the three and six months ended June 30, 2012 and 2011, the general partner’s interest in net income, including the IDRs, represents distributions declared after period-end on behalf of the general partner interest and IDRs less the allocated excess of distributions over earnings for the periods.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

The following is a reconciliation of net income from continuing operations and net income from discontinued operations allocated to the general partner and limited partners for purposes of calculating net income attributable to limited partners per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Continuing operations:
Net income attributable to Martin Midstream Partners L.P.	$5,208	$5,740	$14,012	$10,629
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,034	828	2,259	1,565
Distributions payable on behalf of general partner interest	282	226	615	433
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(198)	(128)	(380)	(252)
Less beneficial conversion feature	—	181	—	366
Limited partners’ interest in net income	$4,090	$4,633	$11,518	$8,517

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$1,984	$3,030	$3,709	$5,463
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	394	437	598	805
Distributions payable on behalf of general partner interest	107	119	163	222
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(75)	(67)	(100)	(129)
Less beneficial conversion feature	—	96	—	188
Limited partners’ interest in net income	$1,558	$2,445	$3,048	$4,377

The weighted average units outstanding for basic net income per unit were 23,102,534 and 22,839,470 for the three months and six months ended June 30, 2012, respectively, and 19,158,507 and 19,162,963 for the three months and six months ended June 30, 2011, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 1,562 and 2,688 for the three and six months ended June 30, 2012, respectively, and 394 and 997 for the three and six months ended June 30, 2011, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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
June 30, 2012
(Unaudited)

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

Redbird Gas Storage

On May 31, 2011, the Partnership acquired all of the Class B equity interests in Redbird Gas Storage LLC (“Redbird”) for approximately $59,319.  This amount was recorded as an investment in an unconsolidated entity.  Redbird, a subsidiary of Martin Resource Management, is a natural gas storage joint venture formed to invest in Cardinal Gas Storage Partners, LLC (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners that is focused on the development, construction, operation and management of natural gas storage facilities across North America.  Redbird owns an unconsolidated 40.81% interest in Cardinal.  Concurrent with the closing of this transaction, Cardinal acquired all of the outstanding equity interests in Monroe Gas Storage Company, LLC (“Monroe”) as well as an option on development rights to an adjacent depleted reservoir facility.  This acquisition was funded by borrowings under the Partnership’s revolving credit facility.  In addition to owning all of the Class B equity interests of Redbird, the Partnership also owns 9.13% of the Class A equity interests of Redbird at June 30, 2012.

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

(4)	Discontinued operations and divestitures

On June 18, 2012, the Partnership and a subsidiary of CenterPoint Energy Inc. (NYSE: CNP), (“CenterPoint”) entered into a definitive agreement under which CenterPoint would acquire the Partnership’s East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems 1, L.P. (“Prism Gas”), a wholly-owned subsidiary of the Partnership, and other natural gas gathering and processing assets also owned by the Partnership, for cash in a transaction valued at approximately $275,000 excluding any transaction costs and purchase price adjustments.  The asset sale includes the Partnership’s 50% operating interest in Waskom Gas Processing Company (“Waskom”).  A subsidiary of CenterPoint currently owns the other 50% percent interest.  As discussed in Note 16, the sale was completed on July 31, 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

Additionally, the Partnership has reached agreement with a private investor group to sell its interest in Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”) for $2,000.  These assets, along with the assets sold to CenterPoint are collectively referred to as the “Prism Gas Business”.  This sale is expected to be completed in the third quarter of 2012.

The assets described above collectively are referred to herein as the Prism Assets.

As of June 30, 2012, the Partnership classified the results of operations of the Prism Gas Assets which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the consolidated and condensed statements of operations for all periods presented. The assets and liabilities to be sold met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines in the consolidated and condensed balance sheets for all periods presented.

The assets and liabilities held for sale as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Assets
Inventories	$978	$486
Property, plant and equipment	79,274	78,324
Accumulated depreciation	(20,273)	(18,438)
Goodwill	28,931	28,931
Investment in unconsolidated entities	107,198	107,549
Other assets, net	15,480	15,935
Assets held for sale	$211,588	$212,787

Liabilities
Other long-term obligations	508	501
Liabilities held for sale	$508	$501

The Prism Gas Assets’ operating results, which are included within income from discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenues from third parties1	$28,672	$32,149	$57,574	$62,204
Total costs and expenses and other, net, excluding depreciation and amortization2	(27,677)	(30,369)	(56,101)	(58,994)
Depreciation and amortization	(925)	(1,382)	(2,320)	(2,753)
Other operating income	—	—	10	—
Equity in earnings of Waskom, Matagorda, and PIPE	1,769	2,639	4,234	5,015
Income from discontinued operations before income taxes	1,839	3,037	3,397	5,472
Income tax expense (benefit)	(145)	7	(312)	9
Income from discontinued operations, net of income taxes	$1,984	$3,030	$3,709	$5,463

1Total revenues from third parties excludes intercompany revenues of $9,713, $17,193, $23,146, and $31,703 for the three months ended June 30, 2012 and 2011, and six months ended June 30, 2012 amd 2011, respectively.

2Total costs and expenses and other, net, excluding depreciation and amortization includes $841 of transaction costs related to the disposition of the Prism Assets.  These costs are recorded in discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively, presented above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

(5)	Inventories

Components of inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Natural gas liquids	$43,752	$25,178
Sulfur	14,793	24,335
Sulfur based products	12,140	14,857
Lubricants	10,839	11,012
Other	2,235	2,295
	$83,759	$77,677

(6)	Investments in Unconsolidated Entities and Joint Ventures

At June 30, 2012, Prism Gas owned an unconsolidated 50% interest in Waskom, Matagorda, and PIPE.

           As discussed in detail in note 4, the Partnership’s investment in Waskom, Matagorda, and PIPE are included in assets held for sale at June 30, 2012.  Additionally, the equity in earnings associated with these investments is recorded in income from discontinued operations for the three and six months ending June 30, 2012 and 2011, respectively.

In accounting for the acquisition of the interests in Waskom, Matagorda and PIPE, the carrying amount of these investments exceeded the underlying net assets by approximately $46,176. The difference was attributable to property and equipment of $11,872 and equity-method goodwill of $34,304. The excess investment relating to property and equipment is being amortized over an average life of 20 years, which approximates the useful life of the underlying assets. Such amortization amounted to $148 and $297 for the three and six months ended June 30, 2012 and 2011, respectively, and has been recorded as a reduction of equity in earnings of unconsolidated entities in income from discontinued operations. The remaining unamortized excess investment relating to property and equipment was $8,013 and $8,310 at June 30, 2012 and December 31, 2011, respectively. The equity-method goodwill is not amortized; however, it is analyzed for impairment annually or when changes in circumstance indicate that a potential impairment exists. No impairment was recognized for the six months ended June 30, 2012 or 2011.

As a partner in Waskom, the Partnership receives distributions in kind of natural gas liquids (“NGLs”) that are retained according to Waskom’s contracts with certain producers. The NGLs are valued at prevailing market prices. In addition, cash distributions are received and cash contributions are made to fund operating and capital requirements of Waskom.

The Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture formed to invest in Cardinal.  The Partnership owns 9.13% of the Class A equity interests and all the Class B equity interests in Redbird.  Redbird owns an unconsolidated 40.81% interest in Cardinal.   Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

During the second quarter of 2012, the Partnership acquired an unconsolidated 50% interest in Caliber Gathering System, LLC (“Caliber”) and Pecos Valley Producer Services LLC (“Pecos Valley”).

These investments are accounted for by the equity method.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s consolidated and condensed balance sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s consolidated and condensed statements of operations:

	June 30, 2012	December 31, 2011
Investment in Waskom1	$102,490	$102,896
Investment in PIPE1	1,222	1,291
Investment in Matagorda1	3,486	3,362
Investment in unconsolidated entities classified as assets held for sale	107,198	107,549
Investment in Redbird	75,669	62,948
Investment in Caliber	729	—
Investment in Pecos Valley	13	—
Investment in unconsolidated entities	76,411	62,948
Total Investment in unconsolidated entities	$183,609	$170,497

1 For all periods presented, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed balance sheet as assets held for sale, and on the consolidated and condensed statement of operations and cash flows as discontinued operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity in earnings of Waskom1	$1,559	$2,662	$3,884	$5,012
Equity in earnings of PIPE1	(21)	(11)	(69)	(29)
Equity in earnings of Matagorda1	231	(11)	419	33
Equity in earnings of discontinued operations	1,769	2,640	4,234	5,016
Equity in earnings of Redbird	(712)	153	(330)	153
Equity in earnings of Caliber	(21)	—	(21)	—
Equity in earnings of Pecos Valley	(12)	—	(12)	—
Equity in earnings of unconsolidated entities	(745)	153	(363)	153
Total equity in earnings of unconsolidated entities	$1,024	$2,793	$3,871	$5,169

1 For all periods presented, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed balance sheet as assets held for sale, and on the consolidated and condensed statement of operations and cash flows as discontinued operations.

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of June 30		Three Months Ended June 30		Six Months Ended June 30
	Total Assets	Partner’s Capital	Revenues	Net Income	Revenues	Net Income
2012
Waskom	$143,634	$126,601	$27,207	$3,394	$58,491	$8,318

	As of December 31
2011
Waskom	$146,655	$126,863	$34,072	$5,672	$65,578	$10,574

As of June 30, 2012 and December 31, 2011 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $46,568 and $47,152, respectively.  There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.

As of June 30, 2012 and December 31, 2011, the Partnership’s interest in cash of the unconsolidated equity-method investees was $1,804 and $565, respectively.

(7)	Derivative Instruments and Hedging Activities

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
June 30, 2012
(Unaudited)

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

All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in accumulated other comprehensive income (“AOCI”) until such time as the hedged item is recognized in earnings. The Partnership is exposed to the risk that periodic changes in the fair value of derivatives qualifying for hedge accounting will not be effective, as defined, or that derivatives will no longer qualify for hedge accounting. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to earnings. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last period is recorded to earnings; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, then would be reclassified to earnings or if it is determined that continued reporting of losses in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and the hedge transaction in future periods, then the losses would be immediately reclassified to earnings.  If a forecasted hedge transaction is no longer probable of occurring, any gain or loss in AOCI is reclassified to earnings.

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

As of June 30, 2011, the Partnership has both derivative instruments qualifying for hedge accounting with fair value changes being recorded in AOCI as a component of partners’ capital and derivative instruments not designated as hedges being marked to market with all market value adjustments being recorded in earnings. Due to the sale of the Prism Assets that was completed on July 31, 2012, as of June 30, 2012, the Partnership was in the process of terminating and settling its commodity derivative instruments and  only has derivative instruments not designated as hedges that are marked to market.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

Set forth below is the summarized notional amount and terms of all instruments held for price risk management purposes at June 30, 2012 (all gas quantities are expressed in British Thermal Units, crude oil and natural gas liquids are expressed in barrels). As of June 30, 2012, the remaining term of the contracts extend no later than July 31, 2012.  For the three and six months ended June 30, 2012 and 2011, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

Transaction Type	Total Volume Per Month	Pricing Terms	Remaining Terms of Contracts	Fair Value
Mark to Market Derivatives::

Crude Oil Swap	2,000 BBL	Fixed price of $88.63/bbl settled against WTI NYMEX average monthly closings	July 2012	$7

Natural Gasoline Swap	1,000 BBL	Fixed price of $90.20/bbl settled against WTI NYMEX average monthly closings	July 2012	5

Natural Gasoline Swap	1,000 BBL	Fixed price of $2.34/gal settled against Mont Belvieu Non-TET OPIS Average	July 2012	29

Total fair value of commodity derivative instruments				$41

The Partnership’s credit exposure related to commodity cash flow hedges is represented by the positive fair value of contracts to the Partnership at June 30, 2012. These outstanding contracts expose the Partnership to credit loss in the event of nonperformance by the counterparties to the agreements. The Partnership has incurred no losses associated with counterparty nonperformance on derivative contracts.

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty’s financial condition prior to entering into an agreement; establishes a maximum credit limit threshold pursuant to its hedging policy; and monitors the appropriateness of these limits on an ongoing basis. The Partnership has an agreement with one counterparty containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by the Partnership if the value of derivatives is a liability to the Partnership. As of June 30, 2012, the Partnership has no cash collateral deposits posted with counterparties.

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

Crude Oil.  For the three months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased crude revenue (included in income from discontinued operations) by $618 and $357, respectively.  For the six months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased crude revenue (included in income from discontinued operations) by $533 and $297, respectively.  As of June 30, 2012, an unrealized derivative fair value loss of $30, related to current and terminated cash flow hedges of crude oil price risk, was recorded in AOCI.  This fair value loss will be reclassified into earnings in the third quarter of 2012.  The actual reclassification to earnings for contracts remaining in effect will be based on the contract price at the contract settlement date or for those terminated contracts based on the recorded values at June 30, 2012, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

Natural Gas.  For the three months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $533 and $68, respectively.  For the six months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $736 and $143, respectively.  As of June 30, 2012, an unrealized derivative fair value gain of $76 related to current and terminated cash flow hedges of natural gas was recorded in AOCI.  This fair value gain will be reclassified into earnings in July 2012.  The actual reclassification to earnings for contracts remaining in effect will be based on contract prices at the contract settlement date or for those terminated contracts based on the recorded values at June 30, 2012, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

Natural Gas Liquids.  For the three months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $1,116 and $60, respectively.  For the six months ended June 30, 2012 and 2011, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $1,061 and $222, respectively.  As of June 30, 2012, an unrealized derivative fair value gain of $17 related to current and terminated cash flow hedges of NGLs price risk was recorded in AOCI.  This fair value gain will be reclassified into earnings in July 2012.  The actual reclassification to earnings for contracts remaining in effect will be based on contract prices at the contract settlement date or for those terminated contracts based on the recorded values at June 30, 2012, adjusted for any impairment, along with the realization of the gain or loss on the related physical volume, which is not reflected above.

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

In August 2011, the Partnership terminated all of its existing interest swap agreements with an aggregate notional amount of $100,000, which it had entered to hedge its exposure to changes in the fair value of Senior Notes as described in Note 11.  These interest rate swap contracts were not designated as fair value hedges and therefore, did not receive hedge accounting but were marked to market through earnings.  Termination fees of $2,800 were received on the early extinguishment of the interest rate swap agreements in August 2011.

           The Partnership was not party to interest rate derivatives during the six months ended June 30, 2012.  The Partnership recognized increases in interest expense of $3,167 and $2,535 for the three and six months ended June 30, 2011, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Current:			Current:
Commodity contracts	Fair value of derivatives	$—	$622	Fair value of derivatives	$—	$245

Total derivatives designated as hedging instruments		$—	$622		$—	$245

Derivatives not designated as hedging instruments
	Current:			Current:

Commodity contracts	Fair value of derivatives	$41	$—	Fair value of derivatives	$—	$117
Total derivatives not designated as hedging instruments		$41	$—		$—	$117

	Effect of Derivative Instruments on the Consolidated Statement of Operations For the Three Months Ended June 30, 2012 and 2011

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments
Commodity contracts	$—	$843	Income from discontinued operations	$499	$329	Income from discontinued operations	$—	$(11)

Total derivatives designated as hedging instruments	$—	$843		$499	$329		$—	$(11)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts	Interest expense	$—	$3,167
Commodity contracts	Income from discontinued operations	1,768	167
Total derivatives not designated as hedging instruments		$1,768	$3,334

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Six Months Ended June 30, 2012 and 2011

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	Interest expense	$—	$(18)	Interest expense	$—	$—
Commodity contracts	126	(65)	Income from discontinued operations	685	763	Income from discontinued operations	4	$(11)

Total derivatives designated as hedging instruments	$126	$(65)		$685	$745		$4	$(11)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$—	$2,553
Commodity contracts	Income from discontinued operations	1,641	(90)
Total derivatives not designated as hedging instruments		$1,641	$(2,463)

Amounts expected to be reclassified into earnings for the subsequent 12-month period are gains of $63 for commodity cash flow hedges.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

(8)	Fair Value Measurements

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

The Partnership’s derivative instruments, which consist of commodity and interest rate swaps, are required to be measured at fair value on a recurring basis. The fair value of the Partnership’s derivative instruments is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets, which is considered Level 2. Refer to Note 7 for further information on the Partnership’s derivative instruments and hedging activities.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2012:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets
Natural gas liquids derivatives	$34	—	34	—
Crude oil derivatives	7	—	7	—

Total assets	$41	$—	$41	$—

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2011:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Natural gas derivatives	$622	$—	$622	$—
Total assets	$622	$—	$622	$—
Liabilities
Crude oil derivatives	245	—	245	—
Natural gas liquids derivatives	117	—	117	—
Total liabilities	$362	$—	$362	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
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

•	Long-term debt including current installments — the carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate.

The estimated fair value of the Senior Notes was approximately $177,446 as of June 30, 2012 based on quoted market prices of similar debt at June 30, 2012, which is deemed a Level 2 measurement.

(9)	Related Party Transactions

As of June 30, 2012, Martin Resource Management owns 6,593,267 of the Partnership’s common units representing approximately 28.5% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2012, of approximately 28.5% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

o	providing land transportation of various liquids;

o	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

o	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

o	operating a small crude oil gathering business in Stephens, Arkansas;

o	operating an underground NGL storage facility in Arcadia, Louisiana;

o	building and marketing sulfur processing equipment; and

o	developing an underground natural gas storage facility in Arcadia, Louisiana.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

•
any business that Martin Resource Management acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value and the Partnership declines to do so with the concurrence of the conflicts committee; and

•
any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

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

Effective October 1, 2011, through September 30, 2012, the Conflicts Committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6,582.  The Partnership reimbursed Martin Resource Management for $1,645 and $3,291 of indirect expenses for the three and six months ended June 30, 2012, respectively.  The Partnership reimbursed Martin Resource Management for $1,042 and $2,084 of indirect expenses for the three and six months ended June 30, 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2012
(Unaudited)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

Cross Marine Charter Agreements. Cross Oil & Refining Marketing Inc. (“Cross”) entered into two marine charter agreements with the Partnership effective March 1, 2012.  These agreements have an initial term of five years and continue indefinitely thereafter subject to cancellation after the initial term by either party upon a 30 day written notice of cancellation. The charter hire payable under these agreements will be adjusted annually to reflect the percentage change in the Consumer Price Index.

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an agreement under which it processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The Tolling Agreement has a 22 year term which expires November 25, 2031.   Under this Tolling Agreement, Martin Resource Management agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Martin Resource Management agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Revenues:
Terminalling and storage	$14,805	$12,897	$30,080	$25,835
Marine transportation	4,446	6,306	9,303	12,871
Product sales:
Natural gas services	30	30	105	634
Sulfur services	1,645	1,635	3,360	4,821
Terminalling and storage	283	103	682	114
	1,958	1,768	4,147	5,569
	$21,209	$20,971	$43,530	$44,275

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$7,707	$1,961	$12,022	$4,422
Sulfur services	3,970	4,492	8,401	8,645
Terminalling and storage	78	83	165	138
	$11,755	$6,536	$20,588	$13,205

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$7,002	$6,793	$13,981	$12,781
Natural gas services	444	342	915	696
Sulfur services	1,985	1,658	3,302	2,902
Terminalling and storage	4,961	4,684	10,010	8,886
	$14,392	$13,477	$28,208	$25,265

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Marine transportation	$27	$15	$32	$30
Natural gas services	382	269	686	576
Sulfur services	735	639	1,446	1,281
Terminalling and storage	39	—	39	—
Indirect overhead allocation, net of reimbursement	1,645	1,042	3,291	2,084
	$2,828	$1,965	$5,494	$3,971

(10)	Business Segments

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
June 30, 2012
(Unaudited)

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.  See Note 4.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three months ended June 30, 2012
Terminalling and storage	$41,430	$(1,176)	$40,254	$4,944	$4,344	$15,050
Natural gas services	164,817	—	164,817	144	(33)	253
Sulfur services	67,093	—	67,093	1,782	13,420	667
Marine transportation	21,466	(752)	20,714	2,921	1,278	208
Indirect selling, general and administrative	—	—	—	—	(2,349)	—
Total	$294,806	$(1,928)	$292,878	$9,791	$16,660	$16,178

Three months ended June 30, 2011
Terminalling and storage	$39,766	$(1,068)	$38,698	$4,745	$2,951	$5,706
Natural gas services	127,050	—	127,050	144	(40)	233
Sulfur services	76,933	—	76,933	1,700	11,986	4,981
Marine transportation	19,351	(1,975)	17,376	3,339	(2,966)	4,123
Indirect selling, general and administrative	—	—	—	—	(1,762)	—
Total	$263,100	$(3,043)	$260,057	$9,928	$10,169	$15,043
Three months ended June 30, 2011

Six months ended June 30, 2012
Terminalling and storage	$84,464	$(2,351)	$82,113	$9,667	$7,426	$37,777
Natural gas services	336,928	—	336,928	287	3,187	268
Sulfur services	141,645	—	141,645	3,575	27,047	1,655
Marine transportation	43,033	(1,457)	41,576	5,962	(149)	5,916
Indirect selling, general and administrative	—	—	—	—	(4,767)	—

Total	$606,070	$(3,808)	$602,262	$19,491	$32,744	$45,616

Six months ended June 30, 2011
Terminalling and storage	$77,412	$(2,046)	$75,366	$9,285	$6,119	$9,909
Natural gas services	264,205	—	264,205	287	3,434	304
Sulfur services	136,691	—	136,691	3,322	21,897	12,229
Marine transportation	40,790	(4,015)	36,775	6,604	(4,247)	7,031
Indirect selling, general and administrative	—	—	—	—	(3,580)	—

Total	$519,098	$(6,061)	$513,037	$19,498	$23,623	$29,473

 The Partnership's assets by reportable segment, which exclude assets held for sale of $211,588 and $212,787, respectively, as of June 30, 2012 and December 31, 2011, are as follows:

	June 30,	December 31,
	2012	2011
Total assets:

Terminalling and storage	$268,824	$231,764
Natural gas services	195,882	198,845
Sulfur services	146,558	162,289
Marine transportation	144,004	143,424
Total assets	$755,268	$736,322

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

(11)	Long-Term Debt and Capital Leases

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
$200,000*** Senior notes, 8.875% interest, net of unamortized discount of $1,765 and $2,192, respectively, issued March 2010 and due April 2018, unsecured**	$173,235	$197,808
$400,000 Revolving loan facility at variable interest rate (3.35%* weighted average at June 30, 2012), due April 2016 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	274,000	250,000
$7,354 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	—	6,363
Capital lease obligations	5,941	6,031
Total long-term debt and capital lease obligations	453,176	460,202
Less current installments	206	1,261
Long-term debt and capital lease obligations, net of current installments	$452,970	$458,941

* Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%.  The applicable margin for existing LIBOR borrowings is 3.00%.  Effective July 1, 2012, the applicable margin for existing LIBOR borrowings remained at 3.00%.  Effective October 1, 2012, the applicable margin for existing LIBOR borrowings will remain at 3.00%.

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

*** Pursuant to the Indenture under which the Senior Notes were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 24, 2012 the Partnership notified the Trustee of its intention to exercise a partial redemption of the Partnership’s Senior Notes pursuant to the Indenture.  On May 24, 2012, the Partnership redeemed $25,000 of the Senior Notes from various holders using proceeds of the Partnership’s January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under the Partnership’s revolving credit facility.  In conjunction with the redemption, the Partnership incurred a debt prepayment premium in the amount of $2,219, which is included in the consolidated and condensed statements of operations for the three and six months ending June 30, 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

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

Effective May 10, 2012, the Partnership increased the maximum amount of borrowings and letters of credit available under the Credit Facility from $375,000 to $400,000.

The Partnership paid cash interest in the amount of $14,343 and $9,505 for the three months ended June 30, 2012 and 2011, respectively.  The Partnership paid cash interest in the amount of $16,751 and $11,779 for the six months ended June 30, 2012 and 2011, respectively.  Capitalized interest was $270 and $151 for the three months ended June 30, 2012 and 2011, respectively.  Capitalized interest was $624 and $245 for the six months ended June 30, 2012 and 2011, respectively.

(12)	Equity Offering

On January 25, 2012, the Partnership completed a public offering of 2,645,000 common units at a price of $36.15 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 2,645,000 common units, net of underwriters’ discounts, commissions and offering expenses were $91,361.  The Partnership’s general partner contributed $1,951 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  On January 25, 2012, all of the net proceeds were used to reduce outstanding indebtedness of the Partnership.

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

(13)	Income Taxes

Because its income is taxed directly to its partners, the operations of a partnership are generally not subject to income taxes, except as discussed below.  Effective January 1, 2007, the Partnership became subject to the Texas margin tax, which is considered a state income tax, and is included in Income tax expense on the consolidated statements of operations.

The Partnership’s taxable subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. Income tax expense related to Woodlawn is recorded in discontinued operations.  A current state income tax expense of $3 and $5, related to the operation of the subsidiary, were recorded for the three and six months ended June 30, 2012 and  $7 and $12 for the three and six months ended 2011, respectively.  In connection with the Woodlawn acquisition, the Partnership also established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment.

A deferred tax benefit related to the Woodlawn basis differences of  $152 and $321 was recorded for the three and six months ended June 30, 2012 and $29 and $32 for the three and six months ended June 30, 2011, respectively.  A deferred tax liability of $7,336 and $7,657 related to the basis differences existed at June 30, 2012 and December 31, 2011, respectively.

Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $307 and $572 were recorded in continuing operations current income tax expense for the three and six months ended June 30, 2012 and $223 and $444 for the three and six months ended June 30, 2011, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

The components of income tax expense (benefit) from operations recorded for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$4	$29	$4	$29
State	310	230	577	456
	314	259	581	485
Deferred:
Federal	(152)	(29)	(321)	(32)
Total income tax expense (benefit)	$162	$230	$260	$453

Total income tax expense (benefit) was allocated to continuing and discontinued operations as follows:

Income tax expense (benefit) from continuing operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
State	$307	$223	$572	$444
Total income tax expense (benefit) from continuing operations	$307	$223	$572	$444

Income tax expense (benefit) from discontinued operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$4	$29	$4	$29
State	3	7	5	12
	7	36	9	41
Deferred:
Federal	(152)	(29)	(321)	(32)
Total income tax expense (benefit) from discontinued operations	$(145)	$7	$(312)	$9

(14)	Commitments and Contingencies

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
June 30, 2012
(Unaudited)

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOT as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court. The trial was previously set for August of 2012 but has been removed from the trial docket.  The trial is nonetheless stayed pending the outcome of procedural matters pending in the appellate courts.

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
June 30, 2012
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

On May 4, 2010, the Partnership received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management (“the Gregg County Matter”). As noted above, the Plaintiff was a former director of Martin Resource Management.  The lawsuit alleges that the Plaintiff with help from others breached the fiduciary duties the Plaintiff owed to Martin Resource Management.   The Partnership is not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning the Partnership’s governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership. With respect to this lawsuit, the case was tried in January 2012 and the jury returned a verdict in favor of Martin Resource Management against Scott D. Martin for breach of fiduciary duty and awarded an amount of $1,800.  The court entered a judgment in favor of Martin Resource Management in the amount awarded by the jury plus interest.  Scott D. Martin is appealing this judgment.

Additionally, on July 11, 2011, Scott D. Martin sued Martin Resource Management in State District Court in Harris County, Texas, alleging that it tortiously interfered with his rights under an existing insurance policy.  A motion to transfer this case was granted and this case is currently pending in the 188th District Court of Gregg County, Texas.  .

On June 22, 2012, the Partnership received from Scott D. Martin a demand that the Partnership indemnify him for legal fees and damages adjudged against him in the Gregg County Matter.  He followed this up with an additional demand that the Partnership indemnify him for legal fees and expenses he paid in defending the lawsuit brought in Gregg County, Texas by the daughters of the Defendant.  On June 25, 2012, the Partnership filed a petition in the District Court of Gregg County, Texas against Scott D. Martin, seeking a declaratory judgment regarding the Partnership’s obligations to indemnify Scott D. Martin.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
 (Dollars in thousands, except where otherwise indicated)
June 30, 2012
(Unaudited)

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

On July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas to CenterPoint, as described in Note 4 for approximately $275,000 excluding any transaction costs and purchase price adjustments.  .  The asset sale includes the Partnership’s 50% operating interest in Waskom.  A subsidiary of CenterPoint currently owns the other 50% percent interest.

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

Recent Developments

We believe one of the rationales driving investment in master limited partnerships, including us, is the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities can be constrained by a lack of liquidity or access to the financial markets.  During 2011 and thus far in 2012, the financial markets were available to us.  As such, we were able to issue equity in February 2011 and January 2012 for the purpose of reducing outstanding indebtedness under our credit facility.  Our credit facility is our primary source of liquidity and was refinanced in April 2011.  Additionally we upsized our credit facility in April 2011, December 2011, and May 2012.

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

On June 18, 2012, we and a subsidiary of CenterPoint Energy Inc. (NYSE: CNP), (“CenterPoint”) entered into a definitive agreement under which CenterPoint would acquire our East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems 1, L.P., a wholly-owned subsidiary of us, and other natural gas gathering and processing assets also owned by us, for cash in a transaction valued at approximately $275,000 excluding any transaction costs and purchase price adjustments.  The asset sale includes our 50% operating interest in Waskom Gas Processing Company.  A subsidiary of CenterPoint currently owns the other 50% percent interest.  The sale was completed on July 31, 2012.

Additionally, we have reached agreement with a private investor group to sell our interest in Matagorda Offshore Gathering System and Panther Interstate Pipeline Energy LLC for $2.0 million.  These assets, along with the assets sold to CenterPoint are collectively referred to as the “Prism Assets”.  This sale is expected to be completed in the third quarter of 2012.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 related to goodwill. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2011, and there have been no material changes to these policies through June 30, 2012.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $27.3 million of direct costs and expenses for the three months ended June 30, 2012 compared to $20.9 million for the three months ended June 30, 2011. We reimbursed Martin Resource Management for $51.0 million of direct costs and expenses for the six months ended June 30, 2012 compared to $40.4 million for the six months ended June 30, 2011. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended June 30, 2012 and 2011, respectively.  We reimbursed Martin Resource Management for $3.3 and $2.1 million of indirect expenses for the six months ended June 30, 2012 and 2011, respectively.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 5% and 3% of our total cost of products sold during the three months ended June 30, 2012 and 2011, respectively and approximately 4% and 3% of our total cost of products sold for the six months ended June 30, 2012 and 2011, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% and 8% of our total revenues for the three months ended June 30, 2012 and 2011, respectively.  Our sales to Martin Resource Management accounted for approximately 7% and 9% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. We provide terminalling and storage and marine transportation services to Midstream Fuel Service LLC and Midstream Fuel LLC provides terminal services to us to handle lubricants, greases and drilling fluids.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2012 and 2011 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended June 30, 2012 and 2011.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three months ended June 30, 2012
Terminalling and storage	$41,430	$(1,176)	$40,254	$4,998	$(654)	$4,344
Natural gas services	164,817	—	164,817	(417)	384	(33)
Sulfur services	67,093	—	67,093	12,278	1,142	13,420
Marine transportation	21,466	(752)	20,714	2,150	(872)	1,278
Indirect selling, general and administrative	—	—	—	(2,349)	—	(2,349)
Total	$294,806	$(1,928)	$292,878	$16,660	$—	$16,660

Three months ended June 30, 2011
Terminalling and storage	$39,766	$(1,068)	$38,698	$3,123	$(172)	$2,951
Natural gas services	127,050	—	127,050	(283)	243	(40)
Sulfur services	76,933	—	76,933	10,102	1,884	11,986
Marine transportation	19,351	(1,975)	17,376	(1,011)	(1,955)	(2,966)
Indirect selling, general and administrative	—	—	—	(1,762)	—	(1,762)
Total	$263,100	$(3,043)	$260,057	$10,169	$—	$10,169

Six months ended June 30, 2012
Terminalling and storage	$84,464	$(2,351)	$82,113	$8,734	$(1,308)	$7,426
Natural gas services	336,928	—	336,928	2,426	761	3,187
Sulfur services	141,645	—	141,645	24,813	2,234	27,047
Marine transportation	43,033	(1,457)	41,576	1,538	(1,687)	(149)
Indirect selling, general and administrative	—	—	—	(4,767)	—	(4,767)
Total	$606,070	$(3,808)	$602,262	$32,744	$—	$32,744

Six months ended June 30, 2011
Terminalling and storage	$77,412	$(2,046)	$75,366	$6,340	$(221)	$6,119
Natural gas services	264,205	—	264,205	2,986	448	3,434
Sulfur services	136,691	—	136,691	18,129	3,768	21,897
Marine transportation	40,790	(4,015)	36,775	(252)	(3,995)	(4,247)
Indirect selling, general and administrative	—	—	—	(3,580)	—	(3,580)
Total	$519,098	$(6,061)	$513,037	$23,623	$—	$23,623

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Our total revenues before eliminations were $294.8 million for the three months ended June 30, 2012, compared to $263.1 million for the three months ended June 30, 2011, an increase of $31.7 million, or 12%. Our operating income before eliminations was $16.7 million for the three months ended June 30, 2012, compared to $10.2 million for the three months ended June 30, 2011, an increase of $6.5 million, or 64%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Revenues:
Services	$22,222	$20,375
Products	19,208	19,391
Total revenues	41,430	39,766

Cost of products sold	17,890	18,290
Operating expenses	13,922	12,939
Selling, general and administrative expenses	51	92
Depreciation and amortization	4,944	4,745
	4,623	3,700
Other operating income (loss)	375	(577)
Operating income	$4,998	$3,123

Revenues.  Our terminalling and storage revenues increased $1.7 million, or 4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Of the increase, $1.8 million is related to new terminalling assets commissioned in the second quarter of 2012, offset by a $0.1 million decrease in product revenues.

Cost of products sold.  Our cost of products sold remained relatively flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Operating Expenses. Operating expenses increased $1.0 million, or 8%, for the three months ended June 30, 2012 as compared to the same period of 2011.  Of the increase, $0.8 million relates to increased repair and maintenance charges incurred at our Neches and Stanolind facilities for channel dredging and road repairs.  The balance of the increase primarily relates to increased operating expenses at our Cross facilities.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Depreciation and amortization.  Depreciation and amortization increased $0.2 million, or 4%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulting from capital expenditures made during the past twelve months.

Other operating income.   Other operating income of $0.4 million for the three months ended June 30, 2012 consisted of the final indemnity payment related to the sale of our Mont Belvieu facility in 2009.  Other operating income for the three months ended June 30, 2011includes a loss of $0.7 million on the disposition of certain property, plant and equipment at our terminal located in Corpus Christi, TX.  The disposition was executed to facilitate the construction of a new crude terminal adjacent to our existing facility.  The loss was offset by business interruption insurance recoveries of $0.1 million received during the second quarter of 2011.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Revenues	$164,817	$127,050
Cost of products sold	163,427	125,891
Operating expenses	804	776
Selling, general and administrative expenses	859	522
Depreciation and amortization	144	144
	(417)	(283)
Other operating income	—	—
Operating loss	$(417)	$(283)

NGLs Volumes (Bbls)	2,436	1,547

Equity in earnings (loss) of unconsolidated entities	$(745)	$153

Revenues. Our natural gas services revenues increased $37.8 million, or 30% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  NGL sales volumes for the three months of 2012 increased 57% compared to the same period of 2011.  Our NGL average sales price per barrel for the three months ended June 30, 2012, decreased $14.45, or 18% compared to the same period of 2011.

Cost of products sold.   Our cost of products sold increased $37.5 million, or 30%, for the three months ended June 30, 2012, compared to the same period of 2011.  The percentage increase in NGL cost of products sold was slightly higher than our percentage increase in NGL revenues, resulting in decreased margins of $0.18 per barrel.

Operating expenses.  Operating expenses remained consistent for the three months ended June 30, 2012, as compared to the same period for 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.3 million, or 65%, for the three months ended June 30, 2012, as compared to the same period for 2011.  This is primarily due to an increase in the reserve of an uncollectible customer receivable of $0.2 million and increased wages and burden of $0.1 million.

Depreciation and amortization. Depreciation and amortization remained consistent for the three months ended June 30, 2012, as compared to the same period for 2011.

Equity in earnings of unconsolidated entities.  Equity in earnings (loss) of unconsolidated entities was $(0.7) million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $0.9 million. This decrease is primarily related to our share of an adjustment associated with unrecoverable base gas which migrated beyond the gas reservoir related to our investment in Redbird Gas Storage LLC (“Redbird”) during second quarter 2012.

In summary, our natural gas services operating income decreased $0.1 million, or 13%, for the three months ended June 30, 2012, compared to the same period of 2011.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Revenues:
Services	$2,925	$2,850
Products	64,168	74,083
Total revenues	67,093	76,933

Cost of products sold	47,440	59,983
Operating expenses	4,614	4,966
Selling, general and administrative expenses	982	857
Depreciation and amortization	1,782	1,700
	12,275	9,427
Other operating income	3	675
Operating income	$12,278	$10,102

Sulfur (long tons)	328.0	339.6
Fertilizer (long tons)	83.6	69.4
Sulfur services volumes (long tons)	411.6	409.0

Revenues.  Our total sulfur services revenues decreased $9.9 million, or 13%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Services revenue increased $0.1 million, or 3% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The decrease in products revenue was primarily a result of a decline in our average sales price of 14%.

Cost of products sold.  Our cost of products sold decreased $12.5 million, or 21%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The percentage decrease in sulfur services cost of products sold was slightly higher than our percentage decrease in sulfur services revenues, resulting in an increase in our margin per ton of 18%.  This decrease is also related to a decline in the market price of our sulfur products.

Operating expenses.  Our operating expenses decreased $0.4 million, or 8%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This was primarily a result of decreased outside towing expenses of $0.2 million.

Selling, general, and administrative expenses.   Selling, general, and administrative expenses increased $0.1 million, or 11%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This increase is related to an increase of $0.1 million in overhead allocation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.1 million, or 6%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Other operating income.  Other operating income decreased $0.7 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This decrease relates to business interruption insurance recoveries from Hurricane Ike that were reimbursed in 2011.

In summary, our sulfur operating income increased $2.2 million, or 22%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Revenues	$21,466	$19,351
Operating expenses	16,033	16,505
Selling, general and administrative expenses	362	518
Depreciation and amortization	2,921	3,339
	2,150	(1,011)
Other operating income	-	—
Operating income (loss)	$2,150	$(1,011)

Revenues.  Our marine transportation revenues increased $2.1 million, or 11%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This increase was primarily a result of an increase in our offshore marine operations somewhat offset by a decrease in our inland marine operations.  Our offshore revenues increased $3.5 million primarily due to increased utilization of the offshore fleet in 2012 of $2.7 million due to increased demand for our two offshore tows which operate in the spot market and an increase in ancillary charges of $0.8 million.  Our inland marine operations decreased $1.4 million, of which $0.6 million is attributed to decreased utilization of the inland fleet and $0.8 million in decreased ancillary charges, primarily related to fuel.

Operating expenses.  Operating expenses decreased $0.5 million, or 3%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This decrease in operating costs is primarily due to a decrease in outside towing expense of $0.8 million, decreased barge lease expense of $0.3 million, and decreased operating supplies expense of $0.2 million.  These decreases were partially offset by increases in wages and burden of $0.3 million, increased Marine Jones-Act claims expense of $0.1 million, increased repairs and maintenance expense of $0.2 million, and increased fuel expense of $0.2 million.  During both quarters ended June 30, 2012 and 2011, respectively, operating expenses were somewhat higher than normalized levels.  This was due to a higher than expected expenses associated with the dry docking of one of our inland vessels during the second quarter of 2012.  For 2011, we saw increased barge cleaning expense associated with the vessels being utilized in the BP oil spill cleanup efforts.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.2 million, or 30%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This decrease was primarily related to decreased software costs of $0.1 million.

Depreciation and Amortization.  Depreciation and amortization decreased $0.4 million, or 13%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  This decrease was primarily a result of a reduction in depreciation from disposal of equipment made in the last twelve months somewhat offset by capital expenditures made in the last twelve months.

In summary, our marine transportation operating income increased $3.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Our total revenues before eliminations were $606.1 million for the six months ended June 30, 2012 compared to $519.1 million for the six months ended June 30, 2011, an increase of $87.0 million, or 17%. Our operating income before eliminations was $32.7 million for the six months ended June 30, 2012 compared to $23.6 million for the six months ended June 30, 2011, an increase of $9.1 million, or 39%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Revenues:
Services	$43,583	$39,476
Products	40,881	37,936
Total revenues	84,464	77,412

Cost of products sold	38,430	35,780
Operating expenses	27,967	25,254
Selling, general and administrative expenses	61	176
Depreciation and amortization	9,667	9,285
	8,339	6,917
Other operating income (loss)	395	(577)
Operating income	$8,734	$6,340

Revenues.  Our terminalling and storage revenues increased $7.1 million, or 9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Of the increase in total revenues, $4.1 million is attributable to services revenue and $3.0 million pertains to product revenues.  The increase in services revenue is primarily related to certain terminalling assets commissioned during the six months of 2012.  Of the increase in product revenues, $6.7 million was due to the conversion of a consigned product delivery agreement with one of our customers during December 2011.  This increase was offset by decreased revenues of $3.7 million from reduced sales volumes.

Cost of products sold.  Our cost of products sold increased $2.7 million, or 7%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Of this increase, $6.3 million was primarily due to the conversion of a consigned product delivery agreement with one of our customers during December 2011.  The increase was offset by a $3.6 million decrease in cost of sales from reduced sales volumes.

Operating expenses.   Operating expenses increased $2.7 million, or 11%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Of this increase, $2.6 million was due primarily to increased operating expenses associated certain terminalling assets commissioned during the six months of 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively flat for the six month period ending June 30, 2012 as compared to the same period of 2011.

Depreciation and amortization.  Depreciation and amortization increased $0.4 million, or 4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The balance of the increase was a result of capital expenditures made during the past twelve months.

Other operating income.   Other operating income of $0.4 million for the six months ended June 30, 2012 consisted of the final indemnity payment related to the sale of our Mont Belvieu facility in 2009.  Other operating income for the six months ended June 30, 2011includes a loss of $0.7 million on the disposition of certain property, plant and equipment at our terminal located in Corpus Christi, TX.  The disposition was executed to facilitate the construction of a new crude terminal adjacent to our existing facility.  The loss was offset primarily by business interruption insurance recoveries of $0.1 million received during the second quarter of 2011.

In summary, our terminalling and storage operating income increased $2.4 million, or 38%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Revenues	$336,928	$264,205
Cost of products sold	331,003	258,374
Operating expenses	1,756	1,487
Selling, general and administrative expenses	1,456	1,071
Depreciation and amortization	287	287
	2,426	2,986
Other operating income	—	—
Operating income	$2,426	$2,986

NGLs Volumes (Bbls)	4,733	3,376

Equity in earnings (loss) of unconsolidated entities	$(363)	$153

Revenues. Our natural gas services revenues increased $72.7 million, or 28% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  NGL sales volumes for the six months of 2012 increased 40% compared to the same period of 2011.  Our NGL average sales price per barrel for the six months ended June 30, 2012, decreased $7.08, or 9% compared to the same period of 2011.

Cost of products sold.   Our cost of products sold increased $72.6 million, or 28%, for the six months ended June 30, 2012, compared to the same period of 2011.  The percentage increase in NGL cost of products sold was slightly higher than our percentage increase in NGL revenues, resulting in decreased margins of $0.48 per barrel.

Operating expenses.  Operating expenses increased $0.3 million, or 18%, for the six months ended June 30, 2012, as compared to the same period for 2011.  This is primarily related to increased wages and burden of $0.1 million and increased pipeline maintenance expenses of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.4 million, or 36%, for the six months ended June 30, 2012, as compared to the same period for 2011.  This is primarily due to an increase in the reserve of an uncollectible customer receivable of $0.2 million, increased wages and burden of $0.1 million, and increased property tax expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization remained consistent for the six months ended June 30, 2012, as compared to the same period for 2011.

Equity in earnings of unconsolidated entities.  Equity in earnings (loss) of unconsolidated entities was $(0.4) million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $0.6 million. This decrease is primarily related to our share of an adjustment associated with unrecoverable base gas which migrated beyond the gas reservoir related to our investment in Redbird during second quarter 2012, offset by a full period of earnings this year, as Redbird was acquired in May, 2011.

In summary, our natural gas services operating income decreased $0.6 million, or 19%, for the six months ended June 30, 2012, compared to the same period of 2011.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Revenues:
Services	$5,851	$5,700
Products	135,794	130,991
Total revenues	141,645	136,691

Cost of products sold	102,491	104,515
Operating expenses	8,807	9,657
Selling, general and administrative expenses	1,937	1,743
Depreciation and amortization	3,575	3,322
	24,835	17,454
Other operating income (loss)	(22)	675
Operating income	$24,813	$18,129

Sulfur (long tons)	636.2	688.5
Fertilizer (long tons)	177.5	147.0
Sulfur services volumes (long tons)	813.7	835.5

Revenues.  Our total sulfur services revenues increased $4.9 million, or 4%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Service revenue accounted for $0.2 million, while product sales accounted for the remaining $4.7 million.  The service revenue relates to an increase in a base fee for 2012.  The increase in product revenue increase was primarily a result of a 4% increase in our average sales price.  The sales price increase was related to an increased market price for our sulfur products.

Cost of products sold.  Our cost of products sold decreased $2.0 million, or 2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The percentage decrease in sulfur services cost of products sold was slightly lower than our percentage decrease in sulfur services revenues, resulting in an increase in our margin per ton of 29%.  This decrease is also related to a decline in the market price of our sulfur products.

Operating expenses.  Our operating expenses decreased $0.9 million, or 9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was a result of decreased outside towing expenses of $1.1 million being partially offset by an increase in fuel costs of $0.2 million related to our marine transportation expenses.

Selling, general and administrative expenses.  Selling, general, and administrative expenses increased $0.2 million, or 12%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This increase is related to an increase of $0.2 million in overhead allocation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.3 million, or 9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase is a result of capital expenditures made during the past twelve months.

Other operating income.  Other operating income decreased $0.7 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This decrease relates to business interruption insurance recoveries from Hurricane Ike that were reimbursed in 2011.

In summary, our sulfur services operating income increased $6.7 million, or 37%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Revenues	$43,033	$40,790
Operating expenses	34,747	33,531
Selling, general and administrative expenses	786	907
Depreciation and amortization	5,962	6,604
	1,538	(252)
Other operating income (loss)	—	—
Operating income (loss)	$1,538	$(252)

Revenues.  Our marine transportation revenues increased $2.2 million, or 5%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This increase was primarily a result of an increase in our offshore marine operations, offset by a decrease in our inland marine operations. Our offshore revenues increased $3.8 million primarily due to increased utilization of the offshore fleet in 2012 of $3.3 million due to increased demand for our two offshore tows which operate in the spot market and an increase in ancillary charges of $0.6 million. Our inland marine operations decreased $1.6 million, of which $1.9 million is attributed to decreased utilization of the inland fleet offset by $0.3 million in increased ancillary charges, primarily related to fuel.

Operating expenses.  Operating expenses increased $1.2 million, or 4%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This increase in operating costs is primarily due to an increase in fuel expense of $1.2 million, increased Marine Jones-Act claims expense of $0.3 million, and increased wages and burden expense of $0.7 million.  These increases were offset by a decrease in outside towing expense of $1.0 million.  During both periods ended June 30, 2012 and 2011, respectively, operating expenses were somewhat higher than normalized levels.  This was due to a higher than expected expenses associated with the dry docking of one of our inland vessels during 2012.  For 2011, we saw increased barge cleaning expense associated with the vessels being utilized in the BP oil spill cleanup efforts.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.1 million, or 13%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This decrease was primarily related to decreased software costs of $0.1 million.

Depreciation and Amortization.  Depreciation and amortization decreased $0.6 million, or 10%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  This decrease was primarily a result of disposal of equipment made in the last twelve months offset by capital expenditures made in the last twelve months.

In summary, our marine transportation operating income increased $1.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Equity in Earnings of Unconsolidated Entities

For the three and six months ended June 30, 2012, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Redbird, Caliber Gathering System, LLC  and Pecos Valley Producer Services LLC.  For the three and six months ended June 30, 2011, equity in earnings of unconsolidated entities relates to our unconsolidated interest in Redbird.

Equity in earnings (loss) of unconsolidated entities was $(0.7) million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of $0.9 million. This decrease is primarily related to Redbird’s share of a base gas liability adjustment during second quarter 2012.

Equity in earnings (loss) of unconsolidated entities was $(0.4) million for the six months ended June 30, 2012 compared to $0.2 million for the six months ended June 30, 2011, a decrease of $0.6 million. This decrease is primarily related to Redbird’s share of a base gas liability adjustment during second quarter 2012.

Interest Expense

Our interest expense for all operations was $8.3 million for the three months ended June 30, 2012, compared to $4.4 million for the three months ended June 30, 2012, an increase of $3.9 million, or 88%.  This increase was primarily due to the interest rate swaps on our senior notes that contributed to decreases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps in the second quarter of 2011.  These swaps were terminated during third quarter 2011.

Our interest expense for all operations was $15.5 million for the six months ended June 30, 2012, compared to $12.8 million for the six months ended June 30, 2012, an increase of $2.7 million, or 21%.  This increase was primarily due to the interest rate swaps on our senior notes that contributed to decreases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps in the six months ended June 30, 2011.  These swaps were terminated during third quarter 2011.

In conjunction with the redemption of our senior notes, we incurred a debt prepayment premium in the amount of $2.2 million for the three and six months ending June 30, 2012.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2012 compared to $1.0 million for the three months ended June 30, 2011, an increase of $0.6 million, or 58% primarily due to an increase in allocated overhead expenses from Martin Resource Management.   Indirect selling, general and administrative expenses were $3.3 million for the six months ended June 30, 2012 compared to $2.1 million for the six months ended June 30, 2011, an increase of $1.2 million, or 58% primarily due to an increase in allocated overhead expenses from Martin Resource Management.

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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended June 30, 2012 and 2011, respectively.  We reimbursed Martin Resource Management for $3.3 and $2.1 million of indirect expenses for the three months ended June 30, 2012 and 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  During 2012 and 2011, we completed several transactions that have improved our liquidity position.  In July 2012, we completed the sale of certain gas gathering and processing assets for approximately $275.0 million.  In January 2012, we received net proceeds of $91.4 million from a public offering of common units.  In February 2011, we received net proceeds of $70.3 million from a public offering of common units.  Additionally, we made certain strategic amendments to our credit facility which provides for a maximum borrowing capacity of $400 million under our revolving credit facility.

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

Debt Financing Activities

On May 24, 2012, we redeemed $25.0 million of the Senior Notes from various holders using proceeds of our January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under our revolving credit facility.

On May 10, 2012, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $375.0 million to $400.0 million.

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

Cash Flows and Capital Expenditures

For the six months ended June 30, 2012, cash decreased $0.2 million as a result of $17.1 million provided by operating activities ($10.2 million from continuing operating activities and $6.9 million from discontinued operating activities), $63.8 million used in investing activities ($61.8 million from continuing investing activities and $2.0 million from discontinued investing activities) and $46.5 million provided by financing activities. For the six months ended June 30, 2011, cash decreased $11.3 million as a result of $30.1 million provided by operating activities ($20.4 million from continuing operating activities and $9.6 million from discontinued operating activities), $113.6 million used in investing activities ($107.7 million from continuing investing activities and $5.9 million from discontinued investing activities), and $72.2 million provided by financing activities.

For the six months ended June 30, 2012, our cash flows used in continuing investing activities of $61.8 million consisted of capital expenditures, payments for plant turnaround costs, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the six months ended June 30, 2012, our cash flows used in discontinued investing activities of $2.0 million consisted of capital expenditures, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the six months ended June 30, 2011, our cash flows used in continuing investing activities of $107.7 million consisted of capital expenditures, payments for turnaround costs, investments in other long-term assets, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the six months ended June 30, 2011, our cash flows used in discontinued investing activities of $5.9 million consisted of capital expenditures, return of investments from unconsolidated entities and contributions to unconsolidated entities.

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

For the six months ended June 30, 2012 and 2011, our capital expenditures for property and equipment in continuing activities were $45.6 million and $29.5 million, respectively.  For the six months ended June 30, 2012 and 2011, our capital expenditures for property and equipment in discontinued activities were $1.0 million and $0.7 million, respectively.

As to each period:

●
For the six months ended June 30, 2012, we spent $43.3 million for expansion capital expenditures and $2.3 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.  For the six months ended June 30, 2012, we spent $0.5 million for expansion capital expenditures and $0.5 million for maintenance capital expenditures related to discontinued operations.

●
For the six months ended June 30, 2011, we spent $21.1 million for expansion capital expenditures and $8.4 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine maintenance on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.  For the six months ended June 30, 2011, we spent $0.2 million for expansion capital expenditures and $0.5 million for maintenance capital expenditures related to discontinued operations.

For the six months ended June 30, 2012, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $38.9 million, payments of long term debt to financial lenders of $217.0 million, payments of notes payable and capital lease obligations of $6.5 million, borrowings of long-term debt under our credit facility of $216 million, payments of debt issuance costs of $0.2 million, proceeds from a public offering of $91.4 million, purchase of treasury stock of $0.2 million and general partner contributions of $1.9 million.

For the six months ended June 30, 2011, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $31.4 million, payments of long-term debt to financial lenders of $301.5 million, payments of notes payable and capital lease obligations of $0.5 million, borrowings of long-term debt under our credit facility of $357.5 million, excess purchase price over carrying value of acquired assets of $19.7 million, payments of debt issuance costs of $3.4 million, proceeds from a public offering of $70.3 million, purchase of treasury stock of $0.6 million and general partner contributions of $1.5 million.

With respect to continuing investing activities, we made contributions to unconsolidated entities for operations of $17.3 million and $0 during the six months ended June 30, 2012 and 2011, respectively.  We made initial investments in unconsolidated entities of $0.8 million and $59.3 million during the six months ended June 30, 2012 and 2011, respectively.  Additionally, we received distributions from unconsolidated entities of $4.3 million and $0 during the six months ended June 30, 2012 and 2011, respectively.

With respect to discontinued investing activities, we made contributions to unconsolidated entities for operations of $1.3 million and $6.5 million during the six months ended June 30, 2012 and 2011, respectively.  Additionally, we received distributions from unconsolidated entities of $0.3 million and $1.3 million during the six months ended June 30, 2012 and 2011, respectively.

The net investment in unconsolidated entities includes $2.9 million and $3.5 million of expansion capital expenditures in the six months ended June 30, 2012 and 2011, respectively.

With respect to discontinued operating activities, we received distributions in-kind from unconsolidated entities of $5.6 million and $7.0 million during the six months ended June 30, 2012 and 2011, respectively.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of June 30, 2012, we had $453.1 million of outstanding indebtedness, consisting of outstanding borrowings of $173.2 million (net of unamortized discount) under our Senior Notes, $274.0 million under our revolving credit facility, and $5.9 million under capital lease obligations.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2012, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter

Revolving credit facility	$274,000	$—	$—	$274,000	$—
Senior unsecured notes	173,235	—	—	—	173,235
Capital leases including current maturities	5,941	206	596	5,139	—
Non-competition agreements	100	50	50	—	—
Throughput commitment	50,725	3,972	9,903	10,549	26,301
Operating leases	49,927	10,350	24,789	8,383	6,405
Interest expense: ¹
Revolving credit facility	34,810	9,187	18,374	7,249	—
Senior unsecured notes	90,598	15,531	31,062	31,062	12,943
Capital leases	3,581	929	1,737	915	—
Total contractual cash obligations	$682,917	$40,225	$86,511	$337,297	$218,884

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At June 30, 2012, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

On April 24, 2012 we notified the Trustee of our intention to exercise a partial redemption of the our Senior Notes pursuant to the Indenture.  On May 24, 2012, we redeemed $25.0 million of the Senior Notes from various holders using proceeds of our January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under our revolving credit facility.

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

Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which has subsequently been amended including most recently on September 7, 2011, when we amended our credit facility to, (1) increase the maximum amount of investments made in permitted joint ventures to $50.0 million, and (2) increase the maximum amount of investments made in Redbird and Cardinal to $120.0 million.  Effective May 10, 2012, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $375.0 million to $400.0 million.

As of June 30, 2012, we had approximately $274.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $125.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on our credit facility have ranged from a low of $175.0 million to a high of $298.0 million.

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

We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.  The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, equity issuances and debt incurrences.  We expect to use the proceeds from our disposition of the Prism Assets to pay down outstanding indebtedness.  This transaction will not impact our ability to borrow the maximum $400.0 million available under our revolving credit facility in the future.

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

The applicable margin for existing LIBOR borrowings is 3.00%.  Effective July 1, 2012, the applicable margin for existing LIBOR borrowings remained at 3.00%.  Effective October 1, 2012, the applicable margin for existing LIBOR borrowings will remain at 3.00%.

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

As of August 3, 2012, our outstanding indebtedness includes $39.0  million under our credit facility.

We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.

Effective September 2010, we entered into an interest rate swap that swapped $40 million of fixed rate to floating rate.  The floating rate cost is the applicable three-month LIBOR rate.  This interest rate swap was not accounted for using hedge accounting. This swap was scheduled to mature in April 2018, but was terminated in August 2011.

Effective September 2010, we entered into an interest rate swap that swapped $60 million of fixed rate to floating rate.  The floating rate cost is the applicable three-month LIBOR rate.  This interest rate swap was not accounted for using hedge accounting. This swap was scheduled to mature in April 2018, but was terminated in August 2011.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three and six months ended June 30, 2012 and 2011.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot assure you that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and six months ended June 30, 2012 or 2011.

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

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement; establish a maximum credit limit threshold pursuant to our hedging policy; and monitor the appropriateness of these limits on an ongoing basis. We have agreements with three counterparties containing collateral provisions. Based on those current agreements, cash deposits are required to be posted whenever the net fair value of derivatives associated with the individual counterparty exceed a specific threshold. If this threshold is exceeded, cash is posted by us if the value of derivatives is a liability to us. As of June 30, 2012, we have no cash collateral deposits posted with counterparties.

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

Market risk associated with gas processing margins by contract type, and gathering and transportation margins as a percent of total gross margin remained consistent for the three and six months ended June 30, 2012 and 2011, as our contract mix and percent of volumes associated with those contracts did not differ materially.

Due to the sale of the Prism assets during July 2012, the aggregate effect of a hypothetical $1.00/MMbtu increase or decrease in the natural gas price index will not have a significant impact on our annual gross margin.  Additionally, the aggregate effect of a hypothetical $10.00/Bbl increase or decrease in the crude oil price index will not have a significant impact on our annual gross margin.

We will continue to manage our risks associated with market fluctuations, and will consider using various commodity derivatives, including forward contracts, swaps, collars, futures and options, although there is no assurance that we will be able to do so or that the terms thereof will be similar to our existing hedging arrangements.

The relevant payment indices for our various commodity contracts are as follows:

●	Natural gas contracts - monthly posting for ANR Pipeline Co. - Louisiana as posted in Platts Inside FERC’s Gas Market Report;
●	Crude oil contracts - WTI NYMEX average for the month of the daily closing prices; and
●	Natural gasoline contracts - Mt. Belvieu Non-TET average monthly postings as reported by the Oil Price Information Service (OPIS).

Hedging Arrangements in Place
As of June 30, 2012

Period	Underlying	Notional Volume	Commodity Price We Pay	Commodity Price We Receive	Fair Value Asset (In Thousands)	Fair Value Liability (In Thousands)
July 2012	Natural Gasoline	1,000 (BBL)	Index	$2.340/Gal	$29	$—

July 2012	Crude Oil	2,000 (BBL)	Index	$88.63/bbl	7	—

July 2012	Natural Gasoline	1,000 (BBL)	Index	$90.20/bbl	5	—
					$41	$—

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.35% as of June 30, 2012.  As of August 3, 2012, we had total indebtedness outstanding under our credit facility of $39.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on June 30, 2012, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.7 million annually.

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

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate.  The estimated fair value of the Senior Notes was approximately $177.4 million as of June 30, 2012, based on market prices of similar debt at June 30, 2012.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $4.9 million decrease in fair value of our long-term debt at June 30, 2012.

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

The SDM Plaintiffs allege, among other things, that the MRMC Director Defendants have breached their fiduciary duties owed to Martin Resource Management and the SDM Plaintiffs, entrenched their control of Martin Resource Management and diluted the ownership position of the SDM Plaintiffs and certain other minority shareholders in Martin Resource Management, and engaged in acts of unjust enrichment, excessive compensation, waste, fraud and conspiracy with respect to Martin Resource Management. The SDM Plaintiffs seek, among other things, to rescind the June 2008 issuance by Martin Resource Management of shares of its common stock under its 2007 Long-Term Incentive Plan to the Other MRMC Defendants, remove the MRMC Director Defendants as officers and directors of Martin Resource Management, prohibit the Defendant, Wesley M. Skelton and Robert Bondurant from serving as trustees of the MRMC Employee Stock Ownership Trust (the “ESOT”), and place all of the Martin Resource Management common shares owned or controlled by the Defendant in a constructive trust that prohibits him from voting those shares.  The SDM Plaintiffs have amended their Petition to eliminate their claims regarding rescission of the issue by Martin Resource Management of shares of its common stock to the MRMC Employee Stock Ownership Plan. The case was abated in July 2009 during the pendency of a mandamus proceeding in the Texas Supreme Court. The Supreme Court denied mandamus relief on November 20, 2009.  This lawsuit was amended to add the ESOT as a party and was subsequently removed to Federal Court by the ESOT.  This lawsuit was remanded from Federal Court to the State District Court.  The trial was previously set for August 2012 but has been removed from the trial docket.  The trial is nonetheless stayed pending the outcome of procedural matters pending in the appellate courts.

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

On May 4, 2010, we received a copy of a petition filed in a new case with the District Clerk of Gregg County, Texas by Martin Resource Management against the Plaintiff and others with respect to certain matters relating to Martin Resource Management (“the “Gregg County Matter”). As noted above, the Plaintiff was a former director of Martin Resource Management.  The lawsuit alleges that the Plaintiff with help from others breached the fiduciary duties the Plaintiff owed to Martin Resource Management.   We are not a party to the lawsuit, and the lawsuit does not assert any claims (i) against the Partnership, (ii) concerning our governance or operations, or (iii) against the Plaintiff with respect to his service as an officer or former director of the general partner of the Partnership. With respect to this lawsuit, the case was tried in January 2012 and the jury returned a verdict in favor of Martin Resource Management against Scott D. Martin for breach of fiduciary duty and awarded an amount of $1,800.  The court entered a judgment in favor or Martin Resource Management in the amount awarded by the jury plus interest.  Scott D. Martin is appealing this judgment.

Additionally, on July 11, 2011, Scott D. Martin sued Martin Resource Management in State District Court in Harris County, Texas, alleging that it tortiously interfered with his rights under an existing insurance policy.  A motion to transfer this case was granted and this case is currently pending in 188th District Court of Gregg County, Texas.

On June 22, 2012, we received from Scott D. Martin a demand that we indemnify him for legal fees and damages adjudged against him in the Gregg County Matter.  He followed this up with an additional demand that we indemnify him for legal fees and  expenses he paid in defending the lawsuit brought in Gregg County, Texas by the daughters of the Defendant.  On June 25, 2012, we filed a petition in the District Court of Gregg County, Texas against Scott D. Martin, seeking a declaratory judgment regarding the Partnership’s obligations to indemnify Scott D. Martin.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: August 6, 2012		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

10.1	Commitment Increase and Joinder Agreement dated May 10, 2012 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed May 10, 2012 and incorporated herein by reference).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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