Form 10-Q
period 2012-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2012-11-05
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at November 5, 2012, was 23,116,776.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash	$27	$266
Accounts and other receivables, less allowance for doubtful accounts of $3,264 and $3,021, respectively	121,020	126,461
Product exchange receivables	5,455	17,646
Inventories	116,260	77,677
Due from affiliates	21,139	5,968
Fair value of derivatives	—	622
Other current assets	1,511	1,978
Assets held for sale	—	212,787
Total current assets	265,412	443,405

Property, plant and equipment, at cost	695,662	632,728
Accumulated depreciation	(243,780)	(215,272)
Property, plant and equipment, net	451,882	417,456

Goodwill	8,337	8,337
Investment in unconsolidated entities	80,799	62,948
Debt issuance costs, net	10,924	13,330
Other assets, net	6,442	3,633
	$823,796	$949,109

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$217	$1,261
Trade and other accounts payable	104,779	125,970
Product exchange payables	27,908	37,313
Due to affiliates	4,669	18,485
Income taxes payable	7,174	893
Fair value of derivatives	—	362
Other accrued liabilities	11,764	11,022
Liabilities held for sale	—	501
Total current liabilities	156,511	195,807

Long-term debt and capital leases, less current maturities	255,966	458,941
Deferred income taxes	—	7,657
Other long-term obligations	1,069	1,088
Total liabilities	413,546	663,493

Partners’ capital	410,250	284,990
Accumulated other comprehensive income	—	626
Total partners’ capital	410,250	285,616
Commitments and contingencies
	$823,796	$949,109

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Terminalling and storage *	$23,875	$19,381	$65,107	$56,831
Marine transportation *	22,102	20,773	63,678	57,548
Sulfur services	2,926	2,850	8,777	8,550
Product sales: *
Natural gas services	190,738	159,748	527,666	423,953
Sulfur services	57,670	67,319	193,464	198,310
Terminalling and storage	20,601	17,525	61,482	55,441
	269,009	244,592	782,612	677,704
Total revenues	317,912	287,596	920,174	800,633

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	185,686	156,236	515,928	414,162
Sulfur services *	47,272	59,808	149,582	164,142
Terminalling and storage	18,767	15,676	56,154	49,631
	251,725	231,720	721,664	627,935
Expenses:
Operating expenses *	36,655	34,354	108,109	100,676
Selling, general and administrative *	4,680	5,538	13,687	13,015
Depreciation and amortization	9,966	10,025	29,457	29,523
Total costs and expenses	303,026	281,637	872,917	771,149

Other operating income (loss)	(5)	1,720	368	1,818
Operating income	14,881	7,679	47,625	31,302

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	(169)	(54)	(532)	100
Interest expense	(6,263)	(4,297)	(21,735)	(17,102)
Debt prepayment premium	—	—	(2,470)	—
Other, net	587	24	732	125
Total other expense	(5,845)	(4,327)	(24,005)	(16,877)

Income from continuing operations before taxes	9,036	3,352	23,620	14,425
Income tax expense	(238)	(218)	(810)	(662)
Income from continuing operations	8,798	3,134	22,810	13,763
Income from discontinued operations, net of income taxes	63,603	2,265	67,312	7,728
Net income	$72,401	$5,399	$90,122	$21,491

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Terminalling and storage	$18,531	$14,210	$48,611	$40,045
Marine transportation	3,979	6,352	13,282	19,223
Product Sales	1,636	1,628	5,783	7,197
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	6,761	9,257	18,783	13,679
Sulfur services	4,111	4,762	12,512	13,407
Expenses:
Operating expenses	14,100	16,905	42,308	42,170
Selling, general and administrative	2,764	2,373	8,258	6,344

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$10,128	$2,157	$21,645	$10,674
Discontinued operations	60,825	1,617	63,874	5,994
	70,953	3,774	85,519	16,668
General partner interest:
Continuing operations	(1,330)	811	1,165	2,557
Discontinued operations	2,778	537	3,438	1,435
	1,448	1,348	4,603	3,992
Net income attributable to:
Continuing operations	8,798	3,134	22,810	13,763
Discontinued operations	63,603	2,265	67,312	7,728
	$72,401	$5,399	$90,122	$21,491
Net income attributable to limited partners:
Basic:
Continuing operations	$0.44	$0.11	$0.94	$0.56
Discontinued operations	2.63	0.09	2.79	0.31
	$3.07	$0.20	$3.73	$0.87
Weighted average limited partner units - basic	23,101	19,158	22,929	19,161
Diluted:
Continuing operations	$0.44	$0.11	$0.94	$0.56
Discontinued operations	2.63	0.09	2.79	0.31
	$3.07	$0.20	$3.73	$0.87
Weighted average limited partner units - diluted	23,105	19,163	22,932	19,163

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$72,401	$5,399	$90,122	$21,491
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	1,295	126	1,231
Commodity cash flow hedging gains (losses) reclassified to earnings	(63)	(538)	(752)	(1,291)
Interest rate cash flow hedging gains reclassified to earnings	—	—	—	18
Other comprehensive income	(63)	757	(626)	(42)
Comprehensive income	$72,338	$6,156	$89,496	$21,449

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		Subordinated Limited		General Partner	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Amount	(Loss)	Total
Balances - January 1, 2011	17,707,832	$250,785	889,444	$17,721	$4,881	$1,419	$274,806

Net income	—	17,499	—	—	3,992	—	21,491

Recognition of beneficial conversion feature	—	(831)	—	831	—	—	—

Follow-on public offering	1,874,500	70,330	—	—	—	—	70,330

General partner contribution	—	—	—	—	1,505	—	1,505

Cash distributions	—	(43,321)	—	—	(4,635)	—	(47,956)

Excess purchase price over carrying value of acquired assets	—	(19,685)	—	—	—	—	(19,685)

Unit-based compensation	15,530	131	—	—	—	—	131

Purchase of treasury units	(14,850)	(582)	—	—	—	—	(582)

Unit-based compensation grant forfeitures	(500)	—	—	—	—	—	—

Adjustment in fair value of derivatives	—	—	—	—	—	(42)	(42)

Balances - September 30, 2011	19,582,512	$274,326	889,444	$18,552	$5,743	$1,377	$299,998

Balances - January 1, 2012	20,471,776	$279,562	—	$—	$5,428	$626	$285,616

Net income	—	85,519	—	—	4,603	—	90,122

Follow-on public offering	2,645,000	91,361	—	—	—	—	91,361

General partner contribution	—	—	—	—	1,951	—	1,951

Cash distributions	—	(52,880)	—	—	(5,452)	—	(58,332)

Unit-based compensation	6,250	379	—	—	—	—	379

Purchase of treasury units	(6,250)	(221)	—	—	—	—	(221)

Adjustment in fair value of derivatives	—	—	—	—	—	(626)	(626)

Balances - September 30, 2012	23,116,776	$403,720	—	$—	$6,530	$—	$410,250

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$90,122	$21,491
Less: Income from discontinued operations	(67,312)	(7,728)
Net income from continuing operations	22,810	13,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,457	29,523
Amortization of deferred debt issuance costs	2,611	3,071
Amortization of debt discount	504	262
Loss on sale of property, plant and equipment	7	405
Gain on sale of equity method investment	(486)	—
Equity in earnings (loss) of unconsolidated entities	532	(100)
Other	379	131
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(6,328)	(4,788)
Product exchange receivables	12,190	(16,552)
Inventories	(38,583)	(28,057)
Due from affiliates	(27,795)	221
Other current assets	431	1,874
Trade and other accounts payable	(8,533)	11,733
Product exchange payables	(9,405)	27,350
Due to affiliates	4,469	3,430
Income taxes payable	(96)	(799)
Other accrued liabilities	840	4,218
Change in other non-current assets and liabilities	(1,126)	(123)
Net cash provided by (used in) continuing operating activities	(18,122)	45,562
Net cash provided by discontinued operating activities	120	12,272
Net cash provided by (used in) operating activities	(18,002)	57,834
Cash flows from investing activities:
Payments for property, plant and equipment	(63,009)	(48,769)
Acquisitions	—	(16,815)
Payments for plant turnaround costs	(2,578)	(2,103)
Proceeds from sale of property, plant and equipment	33	530
Proceeds from sale of equity method investment	531	—
Investment in unconsolidated subsidiaries	(775)	(59,319)
Return of investments from unconsolidated entities	5,133	383
Distributions from (contributions to) unconsolidated entities for operations	(22,786)	(929)
Net cash used in continuing investing activities	(83,451)	(127,022)
Net cash provided by (used in) discontinued investing activities	271,181	(8,253)
Net cash provided by (used in) investing activities	187,730	(135,275)
Cash flows from financing activities:
Payments of long-term debt	(547,000)	(389,000)
Payments of notes payable and capital lease obligations	(6,522)	(831)
Proceeds from long-term debt	349,000	456,000
Net proceeds from follow on offering	91,361	70,330
General partner contribution	1,951	1,505
Treasury units purchased	(221)	(582)
Payment of debt issuance costs	(204)	(3,424)
Excess purchase price over carrying value of acquired assets	—	(19,685)
Cash distributions paid	(58,332)	(47,956)
Net cash provided by (used in) financing activities	(169,967)	66,357
Net decrease in cash	(239)	(11,084)
Cash at beginning of period	266	11,380
Cash at end of period	$27	$296
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2012. On August 21, 2012, Part II, Items 6, 7, and 8 of the Partnership's Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012, was updated on Form 8-K to reflect the operations related to the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets as discontinued operations

As discussed in Note 4, on July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets.  These assets, along with additional gathering and processing assets discussed in Note 4 are collectively referred to as the "Prism Assets".  The Partnership classified the Prism Assets, including related liabilities as held for sale at December 31, 2011, and has presented the results of operations and cash flows as discontinued operations for the periods ended September 30, 2012 and 2011, respectively. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the net assets and operations and cash flows of the Prism Assets as assets held for sale and discontinued operations, respectively.

(a)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.

(b)	Unit Grants

In May 2012, the Partnership issued 6,250 restricted common units to certain non-employee directors under its long-term incentive plan from 6,250 treasury units purchased by the Partnership in the open market for $221.  These units vest in 25% increments beginning in January 2013 and will be fully vested in January 2016.

In May 2011, the Partnership issued 6,250 restricted common units to certain non-employee directors under its long-term incentive plan from 5,750 treasury units purchased by the Partnership in the open market for $235 and 500 treasury units from forfeitures.  These units vest in 25% increments beginning in January 2012 and will be fully vested in January 2015.

In February 2011, the Partnership issued 9,100 restricted common units to certain Martin Resource Management employees under its long-term incentive plan from 9,100 treasury units purchased by the Partnership in the open market for $347.  On July 31, 2012, 6,850 of these units were fully vested to certain employees in connection with the sale of the Prism Assets. The remaining 2,250 units vest in 25% increments beginning in February 2012 and will be fully vested in February 2015.

The cost resulting from share-based payment transactions was $261 and $36 for the three months ended September 30, 2012 and 2011, respectively, and $379 and $131 for the nine months ended September 30, 2012 and 2011, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

(c)	Incentive Distribution Rights

The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the partnership agreement of the Partnership (the “Partnership Agreement”), and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. As discussed further in Note 16, on October 2, 2012, the Partnership Agreement was amended to provide that the General Partner shall not receive the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Therefore, no incentive distributions were allocated to the general partner for the three months ended September 30, 2012, which would have been payable to the general partner on November 14, 2012.

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

For the three months ended September 30, 2012 and 2011, the general partner received $0 and $1,265, respectively, in incentive distributions.  For the nine months ended September 30, 2012 and 2011, the general partner received $2,857 and $3,635, respectively, in incentive distributions.

(d)	Net Income per Unit

The Partnership follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. Undistributed earnings are allocated to the general partner and limited partners utilizing the contractual terms of the Partnership Agreement. Distributions to the general partner pursuant to the IDRs are limited to available cash that will be distributed as defined in the Partnership Agreement. Accordingly, the Partnership does not allocate undistributed earnings to the general partner for the IDRs because the general partner's share of available cash is the maximum amount that the IDR would be contractually entitled to receive if all earnings for the period were distributed. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement.

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
September 30, 2012
(Unaudited)

The following is a reconciliation of net income from continuing operations and net income from discontinued operations allocated to the general partner and limited partners for purposes of calculating net income attributable to limited partners per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Continuing operations:
Net income attributable to Martin Midstream Partners L.P.	$8,798	$3,134	$22,810	$13,763
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	(1,536)	763	723	2,328
Distributions payable on behalf of general partner interest	(320)	207	295	640
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	526	(159)	147	(411)
Less beneficial conversion feature	—	166	—	532
Limited partners’ interest in net income	$10,128	$2,157	$21,645	$10,674

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$63,603	$2,265	$67,312	$7,728
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,536	502	2,134	1,307
Distributions payable on behalf of general partner interest	709	138	872	360
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	533	(103)	432	(232)
Less beneficial conversion feature	—	111	—	299
Limited partners’ interest in net income	$60,825	$1,617	$63,874	$5,994

The Partnership allocates the General Partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income. The allocation is done at each period end on an annual basis, resulting in each quarter representing the difference between year to date of the current quarter and year to date as of the previous quarter.

The weighted average units outstanding for basic net income per unit were 23,101,233 and 22,929,172 for the three and nine months ended September 30, 2012, respectively, and 19,158,334 and 19,161,403 for the three and nine months ended September 30, 2011, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 3,596 and 3,164 for the three and nine months ended September 30, 2012, respectively, and 4,794 and 1,663 for the three and nine months ended September 30, 2011, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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
September 30, 2012
(Unaudited)

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

Redbird Gas Storage

On May 31, 2011, the Partnership acquired all of the Class B equity interests in Redbird Gas Storage LLC (“Redbird”) for approximately $59,319.  This amount was recorded as an investment in an unconsolidated entity.  Redbird, a subsidiary of Martin Resource Management, is a natural gas storage joint venture formed to invest in Cardinal Gas Storage Partners, LLC (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners that is focused on the development, construction, operation and management of natural gas storage facilities across North America.  Redbird owns an unconsolidated 40.95% interest in Cardinal.  Concurrent with the closing of this transaction, Cardinal acquired all of the outstanding equity interests in Monroe Gas Storage Company, LLC (“Monroe”) as well as an option on development rights to an adjacent depleted reservoir facility.  This acquisition was funded by borrowings under the Partnership’s revolving credit facility.  In addition to owning all of the Class B equity interests of Redbird, the Partnership also owns 10.74% of the Class A equity interests of Redbird at September 30, 2012.

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

On July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems I, L.P. (“Prism Gas”), a wholly-owned subsidiary of the Partnership, and other natural gas gathering and processing assets also owned by the Partnership to a subsidiary of CenterPoint Energy Inc. (NYSE: CNP) (“CenterPoint”). The Partnership received net cash proceeds from the sale of $273,269.  The asset sale includes

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

the Partnership’s 50% operating interest in Waskom Gas Processing Company (“Waskom”).  A subsidiary of CenterPoint owned the other 50% percent interest.

Additionally, on September 18, 2012, the Partnership completed the sale of its interest in Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”) to a private investor group for $1,530.

The assets described above collectively are referred to herein as the Prism Assets.

The Partnership classified the results of operations of the Prism Assets which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the consolidated and condensed statements of operations for all periods presented. The assets and liabilities to be sold met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines in the consolidated and condensed balance sheet at December 31, 2011.

The assets and liabilities classified held for sale as of December 31, 2011 were as follows:

December 31, 2011
Assets
Inventories	$486
Property, plant and equipment	78,324
Accumulated depreciation	(18,438)
Goodwill	28,931
Investment in unconsolidated entities	107,549
Other assets, net	15,935
Assets held for sale	$212,787

Liabilities
Other long-term obligations	501
Liabilities held for sale	$501

The Prism Assets’ operating results, which are included within income from discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues from third parties[1]	$9,269	$28,714	$66,842	$90,917
Total costs and expenses, excluding depreciation and amortization	(9,296)	(26,892)	(64,556)	(85,888)
Depreciation and amortization	—	(1,375)	(2,320)	(4,128)
Other operating income[2]	62,251	—	61,421	3
Equity in earnings of Waskom, Matagorda, and PIPE	377	1,839	4,611	6,854
Income from discontinued operations before income taxes	62,601	2,286	65,998	7,758
Income tax expense (benefit)	(1,002)	21	(1,314)	30
Income from discontinued operations, net of income taxes	$63,603	$2,265	$67,312	$7,728

1 Total revenues from third parties excludes intercompany revenues of $3,285, $17,741, $26,431, and $49,444 for the three months ended September 30, 2012 and 2011, and nine months ended September 30, 2012 and 2011, respectively.

2 The Partnership recognized a gain on the sale of its Prism Gas Business of $62,251 and $61,411 in income from discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively.

(5)	Inventories

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

Components of inventories at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Natural gas liquids	$64,783	$25,178
Sulfur	26,460	24,335
Sulfur based products	14,115	14,857
Lubricants	8,471	11,012
Other	2,431	2,295
	$116,260	$77,677

(6)	Investments in Unconsolidated Entities and Joint Ventures

As discussed in detail in Note 4, the Partnership sold its 50% interests in Waskom, Matagorda, and PIPE. The equity in earnings associated with these investments during the periods owned is recorded in income from discontinued operations for the three and nine months ended September 30, 2012 and 2011.

The Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture formed to invest in Cardinal.  The Partnership owns 10.74% of the Class A equity interests and all the Class B equity interests in Redbird.  Redbird owns an unconsolidated 40.95% interest in Cardinal.   Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

During the second quarter of 2012, the Partnership acquired an unconsolidated 50% interest in Caliber Gathering System, LLC (“Caliber”) and Pecos Valley Producer Services LLC (“Pecos Valley”). The Partnership sold its interest in Pecos Valley during the third quarter of 2012 for $531, resulting in a gain of $486 recorded in Other, Net in the Partnership's consolidated and condensed statement of operations for the three and nine months ended September 30, 2012.

These investments are accounted for by the equity method.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s consolidated and condensed balance sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s consolidated and condensed statements of operations:

	September 30, 2012	December 31, 2011
Investment in Waskom[1]	$—	$102,896
Investment in PIPE[1]	—	1,291
Investment in Matagorda[1]	—	3,362
Investment in unconsolidated entities classified as assets held for sale	—	107,549
Investment in Redbird	80,168	62,948
Investment in Caliber	631	—
Investment in unconsolidated entities	80,799	62,948
Total Investment in unconsolidated entities	$80,799	$170,497

1 As of December 31, 2011, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed balance sheet as assets held for sale.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in earnings of Waskom[1]	$287	$1,767	$4,172	$6,779
Equity in earnings of PIPE[1]	10	(15)	(60)	(45)
Equity in earnings of Matagorda[1]	80	87	499	120
Equity in earnings of discontinued operations	377	1,839	4,611	6,854
Equity in earnings of Redbird	(103)	(54)	(433)	100
Equity in earnings of Caliber	(98)	—	(119)	—
Equity in earnings of Pecos Valley	32	—	20	—
Equity in earnings of unconsolidated entities	(169)	(54)	(532)	100
Total equity in earnings of unconsolidated entities	$208	$1,785	$4,079	$6,954

¹ For all periods presented, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed statement of operations and cash flows as discontinued operations.

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of September 30		Three Months Ended September 30		Nine Months Ended September 30
	Total Assets	Partner’s Capital	Revenues[1]	Net Income[1]	Revenues[1]	Net Income[1]
2012
Waskom	$—	$—	$8,171	$668	$66,662	$8,986
	As of December 31
2011
Waskom	$146,655	$126,863	$29,508	$3,808	$95,086	$14,382

¹ Revenues and Net Income for Waskom include financial information only for the periods owned. Three months ended September 30, 2012 only includes financial information for the one month ended July 31, 2012. Nine months ended September 30, 2012 only includes financial information for the seven months ended July 31, 2012.

As of September 30, 2012 and December 31, 2011 the amount of the Partnership’s consolidated retained earnings that represents undistributed earnings related to the unconsolidated equity-method investees is $0 and $47,152, respectively.  There are no material restrictions to transfer funds in the form of dividends, loans or advances related to the equity-method investees.

As of September 30, 2012 and December 31, 2011, the Partnership’s interest in cash of the unconsolidated equity-method investees was $502 and $565, respectively.

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

The Partnership performs, at least quarterly, a retrospective assessment of the effectiveness of its outstanding hedge contracts, including assessing the possibility of counterparty default. If the Partnership determines that a derivative is no longer expected to be highly effective, the Partnership discontinues hedge accounting prospectively and recognizes subsequent changes in the fair value of the hedge in earnings.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
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

The Partnership is exposed to market risks associated with commodity prices and from time to time uses derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with its commodity risk exposure.  These hedging arrangements are in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership is focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

Due to the sale of the Prism Assets completed on July 31, 2012, as of September 30, 2012, the Partnership has terminated and settled all of its commodity derivative instruments.  For the three and nine months ended September 30, 2012, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings and in AOCI as a component of partners’ capital.

(b)	Impact of Commodity Cash Flow Hedges

Crude Oil.  For the three months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts decreased and increased crude revenue (included in income from discontinued operations) by $36 and $361, respectively.  For the nine months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts increased crude revenue (included in income from discontinued operations) by $496 and $658, respectively.

Natural Gas.  For the three months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $77 and $72, respectively.  For the nine months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $813 and $215, respectively.

Natural Gas Liquids.  For the three months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $5 and $236, respectively.  For the nine months ended September 30, 2012 and 2011, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $1,066 and $458, respectively.

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
September 30, 2012
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

The Partnership was not a party to interest rate derivatives during the nine months ended September 30, 2012.  The Partnership recognized decreases in interest expense of $3,244 and $5,779 for the three and nine months ended September 30, 2011, respectively, related to the difference between the fixed rate and the floating rate of interest on the interest rate swap and net cash settlement of interest rate swaps and hedges.

For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” below.

(d)	Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:	Current:			Current:
Commodity contracts	Fair value of derivatives	$—	$622	Fair value of derivatives	$—	$245
Total derivatives designated as hedging instruments		$—	$622		$—	$245
Derivatives not designated as hedging instruments:	Current:			Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$—	$117
Total derivatives not designated as hedging instruments		$—	$—		$—	$117

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

	Effect of Derivative Instruments on the Consolidated Statement of Operations For the Three Months Ended September 30, 2012 and 2011
	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Commodity contracts	$—	$1,295	Income from discontinued operations	$63	$500	Income from discontinued operations	$—	$38
Total derivatives designated as hedging instruments	$—	$1,295		$63	$500		$—	$38

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012	2011
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$—	$3,244
Commodity contracts	Income from discontinued operations	(18)	131
Total derivatives not designated as hedging instruments		$(18)	$3,375

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Nine Months Ended September 30, 2012 and 2011

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011		2012	2011		2012	2011
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	Interest expense	$—	$(18)	Interest expense	$—	$—
Commodity contracts	126	1,231	Income from discontinued operations	748	1,264	Income from discontinued operations	4	$27
Total derivatives designated as hedging instruments	$126	$1,231		$748	$1,246		$4	$27

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts	Interest Expense	$—	$5,797
Commodity contracts	Income from discontinued operations	1,623	41
Total derivatives not designated as hedging instruments		$1,623	$5,838

No amounts are expected to be reclassified into earnings for the subsequent 12-month period for commodity cash flow hedges.

(8)	Fair Value Measurements

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
September 30, 2012
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

The estimated fair value of the Senior Notes was approximately $189,557 as of September 30, 2012 based on quoted market prices of similar debt at September 30, 2012, which is deemed a Level 2 measurement.

(9)	Related Party Transactions

As of September 30, 2012, Martin Resource Management owns 6,593,267 of the Partnership’s common units representing approximately 28.5% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2012, of approximately 28.5% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party transactions:

Omnibus Agreement

               Omnibus Agreement.   The Partnership and its general partner are parties to an omnibus agreement dated November 1, 2002, with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and the Partnership’s use of certain of Martin Resource Management’s trade names and trademarks. The omnibus agreement was amended on November 24, 2009, to include processing crude oil into finished

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The omnibus agreement was amended further on October 2, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management. See Note 16.

Non-Competition Provisions. Martin Resource Management has agreed for so long as it controls the general partner of the Partnership, not to engage in the business of:

•	providing terminalling, refining, processing, distribution and midstream logistical services for hydrocarbon products and by-products;

•	providing marine and other transportation of hydrocarbon products and by-products; and

•	manufacturing and marketing fertilizers and related sulfur-based products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

◦	operating a small crude oil gathering business in Stephens, Arkansas;

◦	operating an underground NGL storage facility in Arcadia, Louisiana;

◦	building and marketing sulfur processing equipment; and

◦	developing an underground natural gas storage facility in Arcadia, Louisiana.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Services.  Under the omnibus agreement, Martin Resource Management provides the Partnership with corporate staff, support services, and administrative services necessary to operate the Partnership’s business. The omnibus agreement requires the Partnership to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on the Partnership’s behalf or in connection with the operation of the Partnership’s business. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management for direct expenses.  In addition to the direct expenses, under the omnibus agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

Effective October 1, 2011, through September 30, 2012, the Conflicts Committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6,582.  The Partnership reimbursed Martin Resource Management for $1,646 and $4,937 of indirect expenses for the three and nine months ended September 30, 2012, respectively.  The Partnership reimbursed Martin Resource Management $1,042 and $3,126 of indirect expenses for the three and nine months ended September 30, 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Amendment and Termination. The omnibus agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the conflicts committee of the Partnership’s general partner if such amendment would adversely affect the unitholders. The omnibus agreement was first amended on November 24, 2009, to permit the Partnership to provide refining services to Martin Resource Management.  The omnibus agreement was amended further on October 2, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management.  See Note 16. Such amendments were approved by the conflicts committee of the Partnership’s general partner.  The omnibus agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

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

Term and Pricing. This agreement was amended in November 2006, January 2007, April 2007 and January 2008 to add additional point-to-point rates and to modify certain fuel and insurance surcharges being charged to the Partnership.  The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.  The Partnership has the right to terminate this agreement at any time by providing 90 days prior notice.  Under this agreement, Martin Transport, Inc. transports the Partnership’s NGL shipments as well as other liquid products. These rates are subject to any adjustment which are mutually agreed or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

Marine Agreements

Marine Transportation Agreement. The Partnership is a party to a marine transportation agreement effective January 1, 2006, which was amended January 1, 2007, under which the Partnership provides marine transportation services to Martin

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

Resource Management on a spot-contract basis at applicable market rates. This agreement replaced a prior agreement effective November 1, 2002 between the Partnership and Martin Resource Management covering marine transportation services which expired November 2005.  Effective each January 1, this agreement automatically renews for consecutive one year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then applicable term. The fees the Partnership charges Martin Resource Management are based on applicable market rates.

Cross Marine Charter Agreements. Cross Oil & Refining Marketing, Inc. (“Cross”) entered into two marine charter agreements with the Partnership effective March 1, 2012.  These agreements have an initial term of five years and continue indefinitely thereafter subject to cancellation after the initial term by either party upon a 30 day written notice of cancellation. The charter hire payable under these agreements will be adjusted annually to reflect the percentage change in the Consumer Price Index.

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
September 30, 2012
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

The impact of related party revenues from sales of products and services is reflected in the consolidated financial statement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Terminalling and storage	$18,531	$14,210	$48,611	$40,045
Marine transportation	3,979	6,352	13,282	19,223
Product sales:
Natural gas services	(1)	29	104	663
Sulfur services	1,469	1,537	4,829	6,358
Terminalling and storage	168	62	850	176
	1,636	1,628	5,783	7,197
	$24,146	$22,190	$67,676	$66,465

The impact of related party cost of products sold is reflected in the consolidated financial statement as follows:

Cost of products sold:
Natural gas services	$6,761	$9,257	$18,783	$13,679
Sulfur services	4,111	4,762	12,512	13,407
Terminalling and storage	127	45	292	183
	$10,999	$14,064	$31,587	$27,269

The impact of related party operating expenses is reflected in the consolidated financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$7,236	$8,631	$21,217	$21,412
Natural gas services	453	480	1,368	1,176
Sulfur services	1,494	1,901	4,796	4,803
Terminalling and storage	4,917	5,893	14,927	14,779
	$14,100	$16,905	$42,308	$42,170

The impact of related party selling, general and administrative expenses is reflected in the consolidated financial statement as follows:

Selling, general and administrative:
Marine transportation	$15	$19	$47	$49
Natural gas services	366	308	1,052	884
Sulfur services	737	1,004	2,183	2,285
Terminalling and storage	—	—	39	—
Indirect overhead allocation, net of reimbursement	1,646	1,042	4,937	3,126
	$2,764	$2,373	$8,258	$6,344

(10)	Business Segments

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three Months Ended September 30, 2012
Terminalling and storage	$45,667	$(1,191)	$44,476	$5,503	$5,493	$7,990
Natural gas services	190,738	—	190,738	149	3,270	143
Sulfur services	60,596	—	60,596	1,750	7,273	7,549
Marine transportation	22,879	(777)	22,102	2,564	811	1,711
Indirect selling, general and administrative	—	—	—	—	(1,966)	—
Total	$319,880	$(1,968)	$317,912	$9,966	$14,881	$17,393

Three Months Ended September 30, 2011
Terminalling and storage	$38,080	$(1,174)	$36,906	$4,829	$3,457	$14,360
Natural gas services	159,748	—	159,748	148	2,164	277
Sulfur services	70,169	—	70,169	1,676	5,921	2,598
Marine transportation	22,411	(1,638)	20,773	3,372	(896)	2,061
Indirect selling, general and administrative	—	—	—	—	(2,967)	—
Total	$290,408	$(2,812)	$287,596	$10,025	$7,679	$19,296

Nine Months Ended September 30, 2012
Terminalling and storage	$130,131	$(3,542)	$126,589	$15,170	$12,919	$45,768
Natural gas services	527,666	—	527,666	436	6,457	410
Sulfur services	202,241	—	202,241	5,325	34,320	9,204
Marine transportation	65,912	(2,234)	63,678	8,526	662	7,627
Indirect selling, general and administrative	—	—	—	—	(6,733)	—
Total	$925,950	$(5,776)	$920,174	$29,457	$47,625	$63,009

Nine Months Ended September 30, 2011
Terminalling and storage	$115,492	$(3,220)	$112,272	$14,114	$9,576	$24,270
Natural gas services	423,953	—	423,953	435	5,598	581
Sulfur services	206,860	—	206,860	4,998	27,818	14,826
Marine transportation	63,201	(5,653)	57,548	9,976	(5,143)	9,092
Indirect selling, general and administrative	—	—	—	—	(6,547)	—
Total	$809,506	$(8,873)	$800,633	$29,523	$31,302	$48,769

The Partnership's assets by reportable segment, which exclude assets held for sale of $0 and $212,787, respectively, as of September 30, 2012 and December 31, 2011, are as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

	September 30, 2012	December 31, 2011
Total assets:
Terminalling and storage	$161,544	$231,764
Natural gas services	288,003	198,845
Sulfur services	258,712	162,289
Marine transportation	115,537	143,424
Total assets	$823,796	$736,322

(11)	Long-Term Debt and Capital Leases

At September 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
$200,000*** Senior notes, 8.875% interest, net of unamortized discount of $1,688 and $2,192, respectively, issued March 2010 and due April 2018, unsecured**	$173,312	$197,808
$400,000 Revolving loan facility at variable interest rate (3.72%* weighted average at September 30, 2012), due April 2016 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	77,000	250,000
$7,354 Note payable to bank, interest rate at 7.50%, maturity date of January 2017, secured by equipment	—	6,363
Capital lease obligations	5,871	6,031
Total long-term debt and capital lease obligations	256,183	460,202
Less current installments	217	1,261
Long-term debt and capital lease obligations, net of current installments	$255,966	$458,941

     * Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.25% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.25%.  The applicable margin for existing LIBOR borrowings is 3.00%.  Effective October 1, 2012, the applicable margin for existing LIBOR borrowings remained at 3.00%.  Effective January 1, 2013, the applicable margin for existing LIBOR borrowings will decrease to 2.25%.

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

*** Pursuant to the Indenture under which the Senior Notes were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 24, 2012, the Partnership notified the Trustee of its intention to exercise a partial redemption of the Partnership’s Senior Notes pursuant to the Indenture.  On May 24, 2012, the Partnership redeemed $25,000 of the Senior Notes from various holders using proceeds of the Partnership’s January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under the Partnership’s revolving credit facility.  In

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

conjunction with the redemption, the Partnership incurred a debt prepayment premium in the amount of $2,219, which is included in the consolidated and condensed statements of operations for the nine months ended September 30, 2012.

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

The Partnership paid cash interest in the amount of $4,696 and $2,813 for the three months ended September 30, 2012 and 2011, respectively.  The Partnership paid cash interest in the amount of $19,039 and $6,662 for the nine months ended September 30, 2012 and 2011, respectively.  Capitalized interest was $175 and $127 for the three months ended September 30, 2012 and 2011, respectively.  Capitalized interest was $799 and $373 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Partnership’s taxable subsidiary, Woodlawn, is subject to income taxes due to its corporate structure. Income tax expense related to Woodlawn is recorded in discontinued operations.  A current state income tax expense of $568 and $574, related to Woodlawn was recorded for the three and nine months ended September 30, 2012. A current state income tax expense of $6 and $17 related to Woodlawn was recorded for the three and nine months ended September 30, 2011, respectively.

A deferred tax benefit related to the Woodlawn basis differences of  $7,373 and $7,695 was recorded for the three and nine months ended September 30, 2012, respectively. A deferred tax expense of $33 and $2 was recorded for the three and nine months ended September 30, 2011, respectively.  A deferred tax (asset) liability of $(38) and $7,657 related to the basis differences existed at September 30, 2012 and December 31, 2011, respectively.

Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $238 and $810 were recorded in

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

current income tax expense in continuing operations for the three and nine months ended September 30, 2012 and $218 and $662 for the three and nine months ended September 30, 2011, respectively.

The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
Federal	$5,803	$(17)	$5,807	$11
State	806	223	1,384	679
	6,609	206	7,191	690
Deferred:
Federal	(7,373)	33	(7,695)	2
Total income tax expense (benefit)	$(764)	$239	$(504)	$692

Total income tax expense was allocated to continuing and discontinued operations as follows:

Income tax expense (benefit) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
State	$238	$218	$810	$662
Total income tax expense from continuing operations	$238	$218	$810	$662

Income tax expense (benefit) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
Federal	$5,803	$(17)	$5,807	$11
State	568	6	574	17
	6,371	(11)	6,381	28
Deferred:
Federal	(7,373)	32	(7,695)	2
Total income tax expense (benefit) from discontinued operations	$(1,002)	$21	$(1,314)	$30

(14)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

On October 2, 2012, the Partnership announced that the ongoing litigation and disputes involving the shareholders of Martin Resource Management and various members of the Martin family had settled. The settlement, among other things, provided for a resolution of all the lawsuits and disputes referenced in this section. Accordingly, none of the following matters are currently pending and such information is being provided for reference only.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

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
September 30, 2012
(Unaudited)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2012
(Unaudited)

(15)	Consolidating Financial Statements

Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, has issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time. If issued, the guarantees will be full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. The Partnership does not provide separate financial statements of the Operating Partnership because the Partnership has no independent assets or operations, the guarantees are full and unconditional, and the other subsidiary of the Partnership is minor. There are no significant restrictions on the ability of the Partnership or the Operating Partnership to obtain funds from any of their respective subsidiaries by dividend or loan.

(16)	Subsequent Events

Litigation Settlement. On October 2, 2012, the Partnership announced that the ongoing litigation and disputes as described in Note 14 involving the shareholders of Martin Resource Management and various members of the Martin family had settled. The settlement, among other things, provided for a resolution of all of the lawsuits and disputes referenced in Note 14. In connection with the settlement, Martin Resource Management transferred 1,500,000 common units of the Partnership to KCM, LLC, and Martin Resource Management now owns 5,093,267 common units of the Partnership.

Acquisition of Lubricant Packaging Assets. On October 2, 2012, the Partnership purchased certain specialty lubricant packaging assets from Cross Oil Refining & Marketing, Inc., a wholly-owned subsidiary of Martin Resource Management. The consideration consisted of $121,800 in cash, including working capital of approximately $36,800, subject to certain post-closing adjustments. The purchase was funded by borrowings under the Partnership's revolving credit facility. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these packaging assets will be recorded at amounts based on the historical carrying value of the assets at the acquisition date, and we are required to revise our historical financial statements to include the activities of the packaging assets as of the date of common control. Our historical financial statements will be retrospectively revised to reflect the financial position, cash flows and results of operations attributable to these packaging assets as if we owned them for each period presented.

Acquisition of Redbird Class A Interests. On October 2, 2012, the Partnership acquired from Martin Resource Management all of the remaining Class A interests in Redbird for $150,000 in cash. Prior to the transaction, the Partnership owned a 10.74% Class A interest and a 100% Class B interest in Redbird. This transaction was also funded by borrowings under the Partnership's revolving credit facility. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these interests will be recorded at amounts based on the historical carrying value of the interests at the acquisition date, and we are required to revise our historical financial statements to include the activities of the Class A interests as of the date of common control. Our historical financial statements will be retrospectively revised to reflect the financial position, cash flows and results of operations attributable to these packaging assets as if we owned them for each period presented.

Amendment No. 2 to Omnibus Agreement. In connection with the purchase of the Cross packaging assets, on October 2, 2012, the Partnership entered into Amendment No. 2 to the Partnership's omnibus agreement (the “Amendment”) with Martin Resource Management, the General Partner, and Martin Operating Partnership L.P. The Amendment allows the Partnership to provide certain products and services to Martin Resource Management under the Omnibus Agreement by amending the definition of the term “Business” to reflect the operation of the packaging assets acquired by the Partnership pursuant to the purchase agreement.

Amendment No. 3 to the Second Amendment and Restated Agreement of Limited Partnership. In conjunction with the Redbird purchase agreement, on October 2, 2012, the General Partner executed Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (“the Partnership Agreement”). The Partnership Agreement Amendment provides that the General Partner, currently the holder of the incentive distribution rights, shall not receive the next $18,000 in incentive distributions that it would otherwise be entitled to receive.

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

Recent Developments

We believe one of the rationales driving investment in master limited partnerships, including us, is the opportunity for distribution growth offered by the partnerships. Such distribution growth is a function of having access to liquidity in the financial markets used for incremental capital investment (development projects and acquisitions) to grow distributable cash flow. Growth opportunities can be constrained by a lack of liquidity or access to the financial markets.  During 2011 and thus far in 2012, the financial markets were available to us.  As such, we were able to issue equity in February 2011 and January 2012 for the purpose of reducing outstanding indebtedness under our credit facility.  Our credit facility is our primary source of liquidity and was refinanced in April 2011.  Additionally, we upsized our credit facility in April 2011, December 2011, and May 2012.

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

•
During this past year, we have experienced positive changing market dynamics in our Terminalling and Storage and Marine Transportation segments including activity associated with the rapidly developing basins such as the Eagle Ford shale in South Texas.

On July 31, 2012, we completed the sale of our East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems I, L.P. (“Prism Gas”), our wholly-owned subsidiary, and other natural gas gathering and processing assets also owned by us to a subsidiary of CenterPoint Energy Inc. (NYSE: CNP) (“CenterPoint”). We received net cash proceeds from the sale of $273.3 million.  The asset sale includes our 50% operating interest in Waskom Gas Processing Company (“Waskom”).  A subsidiary of CenterPoint currently owns the other 50% percent interest.

Additionally, on September 18, 2012, we completed the sale of our interest in Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”) to a private investor group for $1.5 million.

Acquisition of Lubricant Packaging Assets. On October 2, 2012, we purchased certain specialty lubricant packaging assets from Cross Oil Refining & Marketing, Inc., a wholly-owned subsidiary of Martin Resource Management. The consideration consisted of $121.8 million in cash, including working capital of approximately $36.8 million, subject to certain post-closing adjustments. The purchase was funded by borrowings under our revolving credit facility.

Acquisition of Redbird Class A Interests. On October 2, 2012, we acquired from Martin Resource Management all of the remaining Class A interests in Redbird for $150.0 million in cash. Prior to the transaction, we owned a 10.7% Class A interest and a 100% Class B interest in Redbird. This transaction was also funded by borrowings under our revolving credit facility.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 related to goodwill. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2011, and there have been no material changes to these policies through September 30, 2012.

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

Related Party Agreements

We are a party to an omnibus agreement with Martin Resource Management. The omnibus agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. We reimbursed Martin Resource Management for $26.2 million of direct costs and expenses for the three months ended September 30, 2012 compared to $32.3 million for the three months ended September 30, 2011. We reimbursed Martin Resource Management for $77.2 million of direct costs and expenses for the nine months ended September 30, 2012 compared to $72.7 million for the nine months ended September 30, 2011. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended September 30, 2012 and 2011, respectively.  We reimbursed Martin Resource Management for $4.9 and $3.1 million of indirect expenses for the nine months ended September 30, 2012 and 2011, respectively.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. The omnibus agreement also contains significant non-compete provisions and indemnity obligations. Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

In the aggregate, our purchases of land transportation services, NGL storage services, sulfuric acid and lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 4% and 6% of our total cost of products sold during the three months ended September 30, 2012 and 2011, respectively and approximately 4% and 4% of our total cost of products sold for the nine months ended September 30, 2012 and 2011, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 8% of our total revenues for both the three months ended September 30, 2012 and 2011.  Our sales to Martin Resource Management accounted for approximately 7% and 8% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. We provide terminalling and storage and marine transportation services to Martin Energy Services LLC and Martin Energy Services LLC provides terminal services to us to handle lubricants, greases and drilling fluids.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2012 and 2011 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2012 and 2011.  The results of operations for these interim periods during the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three Months Ended September 30, 2012
Terminalling and storage	$45,667	$(1,191)	$44,476	$6,148	$(655)	$5,493
Natural gas services	190,738	—	190,738	2,876	394	3,270
Sulfur services	60,596	—	60,596	6,114	1,159	7,273
Marine transportation	22,879	(777)	22,102	1,709	(898)	811
Indirect selling, general and administrative	—	—	—	(1,966)	—	(1,966)
Total	$319,880	$(1,968)	$317,912	$14,881	$—	$14,881

Three Months Ended September 30, 2011
Terminalling and storage	$38,080	$(1,174)	$36,906	$3,810	$(353)	$3,457
Natural gas services	159,748	—	159,748	1,793	371	2,164
Sulfur services	70,169	—	70,169	4,301	1,620	5,921
Marine transportation	22,411	(1,638)	20,773	742	(1,638)	(896)
Indirect selling, general and administrative	—	—	—	(2,967)	—	(2,967)
Total	$290,408	$(2,812)	$287,596	$7,679	$—	$7,679

Nine Months Ended September 30, 2012
Terminalling and storage	$130,131	$(3,542)	$126,589	$14,882	$(1,963)	$12,919
Natural gas services	527,666	—	527,666	5,302	1,155	6,457
Sulfur services	202,241	—	202,241	30,927	3,393	34,320
Marine transportation	65,912	(2,234)	63,678	3,247	(2,585)	662
Indirect selling, general and administrative	—	—	—	(6,733)	—	(6,733)
Total	$925,950	$(5,776)	$920,174	$47,625	$—	$47,625

Nine Months Ended September 30, 2011
Terminalling and storage	$115,492	$(3,220)	$112,272	$10,150	$(574)	$9,576
Natural gas services	423,953	—	423,953	4,779	819	5,598
Sulfur services	206,860	—	206,860	22,430	5,388	27,818
Marine transportation	63,201	(5,653)	57,548	490	(5,633)	(5,143)
Indirect selling, general and administrative	—	—	—	(6,547)	—	(6,547)
Total	$809,506	$(8,873)	$800,633	$31,302	$—	$31,302

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Our total revenues before eliminations were $319.9 million for the three months ended September 30, 2012, compared to $290.4 million for the three months ended September 30, 2011, an increase of $29.5 million, or 10%. Our operating income before eliminations was $14.9 million for the three months ended September 30, 2012, compared to $7.7 million for the three months ended September 30, 2011, an increase of $7.2 million, or 94%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Revenues:
Services	$25,066	$20,555
Products	20,601	17,525
Total revenues	45,667	38,080

Cost of products sold	19,303	16,497
Operating expenses	14,373	12,891
Selling, general and administrative expenses	340	53
Depreciation and amortization	5,503	4,829
Operating income	$6,148	$3,810

Revenues.  Our terminalling and storage revenues increased $7.6 million, or 20%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Of the increase, $4.5 million is related to new terminalling assets commissioned in the second quarter of 2012 and fourth quarter of 2011. Product revenues increased $3.1 million compared to the prior year period. This increase is primarily related to a new trade agreement executed during the fourth quarter of 2011 with a customer operating out of our River Ridge location.

Cost of products sold.  Our cost of products increased $2.8 million, or 17%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is primarily related to a new trade agreement executed during the fourth quarter of 2011 with a customer operating out of our River Ridge location.

Operating Expenses. Operating expenses increased $1.5 million, or 12%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in operating expenses is primarily due to having a full quarter of operations from new terminalling assets commissioned in the second quarter of 2012 and fourth quarter of 2011.

Selling, general and administrative expenses.  Selling, general, and administrative expenses increased $0.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase is related to an increase of $0.3 million in compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $0.7 million, or 14%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulting from capital expenditures made during the past twelve months.

In summary, our terminalling and storage operating income increased $2.4 million, or 61%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Revenues	$190,738	$159,748
Cost of products sold	186,080	156,607
Operating expenses	847	762
Selling, general and administrative expenses	786	438
Depreciation and amortization	149	148
Operating income	$2,876	$1,793

NGLs Volumes (Bbls)	3,092	2,068

Revenues. Our natural gas services revenues increased $31.0 million, or 19% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  NGL sales volumes for the three months of 2012 increased 50% compared to the same period of 2011, resulting in a positive impact on revenues of $62.4 million.  Our NGL average sales price per barrel for the three months ended September 30, 2012, decreased $15.60, or 20% compared to the same period of 2011, resulting in a decrease in revenue of $31.4 million.

Cost of products sold.   Our cost of products sold increased $29.5 million, or 19%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The percentage increase in NGL cost of products sold was approximately the same as our percentage increase in NGL revenues, resulting in increased margins of 20% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Operating expenses.  Operating expenses remained consistent for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.3 million, or 79%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  This is primarily due to an increase in the reserve of an uncollectible customer receivable of $0.1 million and increased compensation expense of $0.2 million.

Depreciation and amortization. Depreciation and amortization remained consistent for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

In summary, our natural gas services operating income increased $1.1 million, or 60%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur segment.

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Revenues:
Services	$2,926	$2,850
Products	57,670	67,319
Total revenues	60,596	70,169

Cost of products sold	47,362	59,899
Operating expenses	4,357	4,930
Selling, general and administrative expenses	1,008	774
Depreciation and amortization	1,750	1,676
	6,119	2,890
Other operating income (loss)	(5)	1,411
Operating income	$6,114	$4,301

Sulfur (long tons)	225.6	310.2
Fertilizer (long tons)	61.2	54.2
Sulfur services volumes (long tons)	286.8	364.4

Revenues.  Our total sulfur services revenues decreased $9.6 million, or 14%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in products revenue was primarily a result of a 21% decline in volumes sold.

Cost of products sold.  Our cost of products sold decreased $12.5 million, or 21%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The percentage decrease in sulfur services cost of products sold was higher than our percentage decrease in sulfur services revenues, resulting in an increase in our margin per ton of 77%.

Operating expenses.  Our operating expenses decreased $0.5 million, or 12%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This was primarily a result of decreased outside towing expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.2 million, or 30%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This increase is related to an increase of $0.1 million in overhead allocation expense and $0.1 million in compensation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.1 million, or 4%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Other operating income.  Other operating income decreased $1.4 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This decrease relates to business interruption insurance recoveries from Hurricane Ike that were reimbursed in 2011.

In summary, our sulfur operating income increased $1.8 million, or 42%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Revenues	$22,879	$22,411
Operating expenses	18,026	17,300
Selling, general and administrative expenses	580	1,306
Depreciation and amortization	2,564	3,372
	1,709	433
Other operating income	—	309
Operating income	$1,709	$742

Revenues.  Our marine transportation revenues increased $0.5 million, or 2%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This increase was primarily a result of an increase in our offshore marine operations somewhat offset by a decrease in our inland marine operations.  Our offshore revenues increased $1.7 million, primarily due to increased utilization of the offshore fleet in 2012 of $1.1 million due to increased demand for our two offshore tows which operate in the spot market and an increase in ancillary charges of $0.6 million.  Our inland marine operations decreased $1.2 million, of which $1.3 million is attributed to decreased utilization of the inland fleet and $0.1 million in increased ancillary charges, primarily related to fuel.

Operating expenses.  Operating expenses increased $0.7 million, or 4%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This increase in operating costs is primarily due to increases in fuel expense of $0.7 million, increased repairs and maintenance expense of $0.6 million, decreased outside towing expense of $0.3 million, and decreased barge cleaning and lease rental of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.7 million, or 56%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This decrease was primarily related to a decrease in expense related to an uncollectible customer accounts receivable.

Depreciation and amortization.  Depreciation and amortization decreased $0.8 million, or 24%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  This decrease was primarily a result of a reduction in depreciation from disposal of equipment made in the last twelve months somewhat offset by capital expenditures made in the last twelve months.

In summary, our marine transportation operating income increased $1.0 million, or 130% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Our total revenues before eliminations were $926.0 million for the nine months ended September 30, 2012 compared to $809.5 million for the nine months ended September 30, 2011, an increase of $116.5 million, or 14%. Our operating income before eliminations was $47.6 million for the nine months ended September 30, 2012 compared to $31.3 million for the nine months ended September 30, 2011, an increase of $16.3 million, or 52%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Revenues:
Services	$68,649	$60,031
Products	61,482	55,461
Total revenues	130,131	115,492

Cost of products sold	57,733	52,277
Operating expenses	42,340	38,145
Selling, general and administrative expenses	401	229
Depreciation and amortization	15,170	14,114
	14,487	10,727
Other operating income (loss)	395	(577)
Operating income	$14,882	$10,150

Revenues.  Our terminalling and storage revenues increased $14.6 million, or 13%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Of the increase in total revenues, $8.6 million is attributable to services revenue and $6.0 million pertains to product revenues. The increase in services revenue is primarily related to certain terminalling assets commissioned during the nine months of 2012 and the fourth quarter of 2011. Of the increase in product revenues, $9.8 million was due to the conversion of a consigned product delivery agreement with one of our customers during December 2011. This increase was offset by decreased revenues of $3.8 million from reduced sales volumes.

Cost of products sold.  Our cost of products sold increased $5.5 million, or 10%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Of this increase, $9.1 million was primarily due to the conversion of a consigned product delivery agreement with one of our customers during December 2011. The increase was offset by a $3.4 million decrease in cost of sales from reduced sales volumes.

Operating expenses. Operating expenses increased $4.2 million, or 11%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Of this increase, $4.0 million was due primarily to increased operating expenses associated with certain terminalling assets commissioned during the nine months of 2012 and the fourth quarter of 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.2 million, or 75%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  This is primarily due to increased compensation expense of $0.2 million.

Depreciation and amortization.  Depreciation and amortization increased $1.1 million, or 7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The balance of the increase was a result of capital expenditures made during the past twelve months.

Other operating income.   Other operating income of $0.4 million for the nine months ended September 30, 2012 consisted of the final indemnity payment related to the sale of our Mont Belvieu facility in 2009.  Other operating income for the nine months ended September 30, 2011 includes a loss of $0.7 million on the disposition of certain property, plant and equipment at our terminal located in Corpus Christi, Texas.  The disposition was executed to facilitate the construction of a new crude terminal adjacent to our existing facility.  The loss was offset primarily by business interruption insurance recoveries of $0.1 million received during the second quarter of 2011.

In summary, our terminalling and storage operating income increased $4.7 million, or 47%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Revenues	$527,666	$423,953
Cost of products sold	517,083	414,981
Operating expenses	2,603	2,249
Selling, general and administrative expenses	2,242	1,509
Depreciation and amortization	436	435
Operating income	$5,302	$4,779

NGLs Volumes (Bbls)	7,825	5,444

Revenues. Our natural gas services revenues increased $103.7 million, or 24% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  Natural gas services volumes for the nine months of 2012 increased 44% compared to the same period of 2011, positively impacting revenues $160.0 million.  Our NGL average sales price per barrel for the nine months ended September 30, 2012, decreased $10.44, or 13% compared to the same period of 2011, resulting in an offsetting decrease to revenues of $56.3 million.

Cost of products sold.   Our cost of products sold increased $102.1 million, or 25%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  The percentage increase in NGL cost of products sold was slightly higher than our percentage increase in NGL revenues, resulting in decreased margins of $0.30 per barrel.

Operating expenses.  Operating expenses increased $0.4 million, or 16%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  This is primarily related to increased compensation expense of $0.1 million and increased pipeline maintenance expenses of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.7 million, or 49%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  This is primarily due to an increase in the reserve of an uncollectible customer receivable of $0.4 million, increased compensation expense of $0.1 million, and increased property tax expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization remained consistent for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

In summary, our natural gas services operating income increased $0.5 million, or 11%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Revenues:
Services	$8,777	$8,550
Products	193,464	198,310
Total revenues	202,241	206,860

Cost of products sold	149,853	164,414
Operating expenses	13,164	14,587
Selling, general and administrative expenses	2,945	2,517
Depreciation and amortization	5,325	4,998
	30,954	20,344
Other operating income (loss)	(27)	2,086
Operating income	$30,927	$22,430

Sulfur (long tons)	861.8	998.7
Fertilizer (long tons)	238.7	201.2
Sulfur services volumes (long tons)	1,100.5	1,199.9

Revenues.  Our total sulfur services revenues decreased $4.7 million, or 2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in product revenue was primarily a result of an 8% decrease in our volumes sold, offset by a 6% increase in average sales price.

Cost of products sold.  Our cost of products sold decreased $14.5 million, or 9%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The percentage decrease in sulfur services cost of products sold was higher than our percentage decrease in sulfur services revenues, resulting in an increase in our margin per ton of 40%.  This decrease is also related to a decline in the market price of our sulfur products.

Operating expenses.  Our operating expenses decreased $1.4 million, or 10%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was a result of decreased outside towing expenses of $1.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.4 million, or 17%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This increase is related to an increase of $0.2 million in overhead allocation expense and $0.2 million in compensation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.3 million, or 7%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is a result of capital expenditures made during the past twelve months.

Other operating income.  Other operating income decreased $2.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This decrease consists of a $1.4 million received for the termination of a rail services agreement and $0.7 million for business interruption insurance recoveries from Hurricane Ike both occurring in 2011.

In summary, our sulfur services operating income increased $8.5 million, or 38%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Revenues	$65,912	$63,201
Operating expenses	52,773	50,831
Selling, general and administrative expenses	1,366	2,213
Depreciation and amortization	8,526	9,976
	3,247	181
Other operating income	—	309
Operating income	$3,247	$490

Revenues.  Our marine transportation revenues increased $2.7 million, or 4%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This increase was primarily a result of an increase in our offshore marine operations, offset by a decrease in our inland marine operations. Our offshore revenues increased $5.6 million primarily due to increased utilization of the offshore fleet in 2012 of $4.5 million due to increased demand for our two offshore tows which operate in the spot market and an increase in ancillary charges of $1.1 million. Our inland marine operations decreased $2.9 million, of which $3.2 million is attributed to decreased utilization of the inland fleet offset by $0.3 million in increased ancillary charges, primarily related to fuel.

Operating expenses.  Operating expenses increased $1.9 million, or 4%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This increase in operating costs is primarily due to an increase in fuel expense of $1.9 million, increased compensation expense of $0.9 million, and increased assist tug expense of $0.3 million.  These increases were offset by a decrease in outside towing expense of $1.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.8 million, or 38%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This decrease was primarily related to a decrease in expense related to an uncollectible customer receivable.

Depreciation and amortization.  Depreciation and amortization decreased $1.5 million, or 15%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  This decrease was primarily a result of disposal of equipment made in the last twelve months offset by capital expenditures made in the last twelve months.

In summary, our marine transportation operating income increased $2.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Equity in Earnings of Unconsolidated Entities

For the three and nine months ended September 30, 2012, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Redbird, Caliber Gathering System, LLC, and Pecos Valley Producer Services LLC.  For the three and nine months ended September 30, 2011, equity in earnings of unconsolidated entities relates to our unconsolidated interest in Redbird.

Equity in earnings (loss) of unconsolidated entities remained consistent for the three months ended September 30, 2012 and 2011.

Equity in earnings (loss) of unconsolidated entities was $(0.5) million for the nine months ended September 30, 2012 compared to $0.1 million for the nine months ended September 30, 2011, a decrease of $0.6 million. This decrease is primarily related to Redbird’s share of a base gas liability adjustment during second quarter 2012.

Interest Expense

Our interest expense for all operations was $6.3 million for the three months ended September 30, 2012, compared to $4.3 million for the three months ended September 30, 2011, an increase of $2.0 million, or 46%.  This increase was primarily due to fees received related to the termination of all our interest rate swaps of $2.8 million during third quarter 2011.

Our interest expense for all operations was $21.7 million for the nine months ended September 30, 2012, compared to $17.1 million for the nine months ended September 30, 2011, an increase of $4.6 million, or 27%.  This increase was primarily due to fees received related to the termination of all our interest rate swaps of $2.8 million during third quarter 2011 and decreases in interest expense related to the difference between the fixed rate and the floating rate of interest on the interest rate swaps.

In conjunction with the redemption of our senior notes, we incurred a debt prepayment premium in the amount of $2.2 million for the nine months ended September 30, 2012.

Indirect Selling, General and Administrative Expenses

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

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   Effective October 1, 2011 through September 30, 2012, the Conflicts Committee of the board of directors of our general partner (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $6.6 million.  We reimbursed Martin Resource Management for $1.6 and $1.0 million of indirect expenses for the three months ended September 30, 2012 and 2011, respectively.  We reimbursed Martin Resource Management $4.9 and $3.1 million of indirect expenses for the nine months ended September 30, 2012 and 2011, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Indirect selling, general and administrative expenses were $1.6 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011, an increase of $0.6 million, or 60% primarily due to an increase in allocated overhead expenses from Martin Resource Management.   Indirect selling, general and administrative expenses were $4.9 million for the nine months ended September 30, 2012 compared to $3.1 million for the nine months ended September 30, 2011, an increase of $1.8 million, or 58% primarily due to an increase in allocated overhead expenses from Martin Resource Management.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  During 2012 and 2011, we completed several transactions that have improved our liquidity position.  In July 2012, we completed the sale of certain gas gathering and processing assets for approximately $273.3 million.  In January 2012, we received net proceeds of $91.4 million from a public offering of common units.  In February 2011, we received net proceeds of $70.3 million from a public offering of common units.  Additionally, we made certain strategic amendments to our credit facility which provides for a maximum borrowing capacity of $400 million under our revolving credit facility.

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

Cash Flows and Capital Expenditures

For the nine months ended September 30, 2012, cash decreased $0.2 million as a result of $18.0 million used in operating activities ($18.1 million used in continuing operating activities and $0.1 million provided by discontinued operating activities), $187.7 million provided by investing activities ($83.5 million used in continuing investing activities and $271.2 million provided by discontinued investing activities) and $170.0 million used in financing activities. For the nine months ended September 30, 2011, cash decreased $11.1 million as a result of $57.8 million provided by operating activities ($45.6 million from continuing operating activities and $12.3 million provided by discontinued operating activities), $135.3 million used in investing activities ($127.0 million used in continuing investing activities and $8.3 million used in discontinued investing activities), and $66.4 million provided by financing activities.

For the nine months ended September 30, 2012, our cash flows used in continuing investing activities of $83.5 million consisted of capital expenditures, payments for plant turnaround costs, return of investments from unconsolidated entities, contributions to unconsolidated entities, proceeds from the sale of equity method investment, and proceeds from the sale of property, plant, and equipment.  For the nine months ended September 30, 2012, our cash flows provided by discontinued investing activities of $271.2 million consisted of proceeds from the sale of the Prism Assets, capital expenditures, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the nine months ended September 30, 2011, our cash flows used in continuing investing activities of $127.0 million consisted of capital expenditures, payments for turnaround costs, investments in other long-term assets, return of investments from unconsolidated entities and contributions to unconsolidated entities.  For the nine months ended September 30, 2011, our cash flows used in discontinued investing activities of $8.3 million consisted of capital expenditures, return of investments from unconsolidated entities and contributions to unconsolidated entities.

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

For the nine months ended September 30, 2012 and 2011, our capital expenditures for property and equipment in continuing investing activities were $63.0 million and $48.8 million, respectively.  For the nine months ended September 30, 2012 and 2011, our capital expenditures for property and equipment in discontinued investing activities were $1.1 million and $0.9 million, respectively.

As to each period:

•
For the nine months ended September 30, 2012, we spent $59.4 million for expansion capital expenditures and $3.6 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.  For the nine months ended September 30, 2012, we spent $0.6 million for expansion capital expenditures and $0.5 million for maintenance capital expenditures related to discontinued investing activities.

•
For the nine months ended September 30, 2011, we spent $39.4 million for expansion capital expenditures and $9.4 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.  For the nine months ended September 30, 2011, we spent $0.2 million for expansion capital expenditures and $0.7 million for maintenance capital expenditures related to discontinued investing activities.

For the nine months ended September 30, 2012, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $58.3 million, payments of long term debt to financial lenders of $547.0 million, payments of notes payable and capital lease obligations of $6.5 million, borrowings of long-term debt under our credit facility of $349.0 million, payments of debt issuance costs of $0.2 million, proceeds from a public offering of $91.4 million, purchase of treasury stock of $0.2 million and general partner contributions of $1.9 million.

For the nine months ended September 30, 2011, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $48.0 million, payments of long-term debt to financial lenders of $389.0 million, payments of notes payable and capital lease obligations of $0.8 million, borrowings of long-term debt under our credit facility of $456.0 million, excess purchase price over carrying value of acquired assets of $19.7 million, payments of debt issuance costs of $3.4 million, proceeds from a public offering of $70.3 million, purchase of treasury stock of $0.6 million and general partner contributions of $1.5 million.

With respect to continuing investing activities, we made contributions to unconsolidated entities for operations of $22.8 million and $1.0 million during the nine months ended September 30, 2012 and 2011, respectively.  We made initial investments in unconsolidated entities of $0.8 million and $59.3 million during the nine months ended September 30, 2012 and 2011, respectively.  Additionally, we received distributions from unconsolidated entities of $5.1 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.

With respect to discontinued investing activities, we made contributions to unconsolidated entities for operations of $3.1 million and $8.7 million during the nine months ended September 30, 2012 and 2011, respectively.  Additionally, we received distributions from unconsolidated entities of $0.4 million and $1.3 million during the nine months ended September 30, 2012 and 2011, respectively.

The net investment in unconsolidated entities includes $3.1 million and $7.1 million of expansion capital expenditures in the nine months ended September 30, 2012 and 2011, respectively.

With respect to discontinued operating activities, we received distributions in-kind from unconsolidated entities of $6.4 million and $9.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of September 30, 2012, we had $256.2 million of outstanding indebtedness, consisting of outstanding borrowings of $173.3 million (net of unamortized discount) under our Senior Notes, $77.0 million under our revolving credit facility, and $5.9 million under capital lease obligations.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2012, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$77,000	$—	$—	$77,000	$—
Senior unsecured notes	173,312	—	—	—	173,312
Capital leases including current maturities	5,873	217	608	5,048	—
Non-competition agreements	100	50	50	—	—
Throughput commitment	49,938	4,384	9,981	10,632	24,941
Operating leases	47,201	9,979	24,103	7,379	5,740
Interest expense: ¹
Revolving credit facility	10,126	2,863	5,726	1,537	—
Senior unsecured notes	86,715	15,531	31,062	31,062	9,060
Capital leases	3,346	921	1,713	712	—
Total contractual cash obligations	$453,611	$33,945	$73,243	$133,370	$213,053

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At September 30, 2012, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which has subsequently been amended, including most recently on September 7, 2011, when we amended our credit facility to, (1) increase the maximum amount of investments made in permitted joint ventures to $50.0 million, and (2) increase the maximum amount of investments made in Redbird and Cardinal to $120.0 million.  Effective May 10, 2012, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $375.0 million to $400.0 million.

As of September 30, 2012, we had approximately $77.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $322.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current fiscal year, draws on our credit facility have ranged from a low of $35.0 million to a high of $309.0 million.

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

We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.  The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, equity issuances and debt incurrences.  We used the proceeds from our disposition of the Prism Assets to pay down outstanding indebtedness.

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

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 2.25 to 1.00	1.00%	2.00%	2.00%
Greater than or equal to 2.25 to 1.00 and less than 3.00 to 1.00	1.25%	2.25%	2.25%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	2.00%	3.00%	3.00%
Greater than or equal to 4.50 to 1.00	2.25%	3.25%	3.25%

The applicable margin for existing LIBOR borrowings is 3.00%.  Effective October 1, 2012, the applicable margin for existing LIBOR borrowings remained at 3.00%.  Effective January 1, 2013, the applicable margin for existing LIBOR borrowings will decrease to 2.25%.

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

As of November 5, 2012, our outstanding indebtedness includes $355.0  million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three and nine months ended September 30, 2012 and 2011.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and nine months ended September 30, 2012 or 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.35% as of September 30, 2012.  As of November 5, 2012, we had total indebtedness outstanding under our credit facility of $355.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on September 30, 2012, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $3.6 million annually.

We are not exposed to changes in interest rates with respect to our Senior Notes as these obligations are fixed rate.  The estimated fair value of the Senior Notes was approximately $189.6 million as of September 30, 2012, based on market prices of similar debt at September 30, 2012.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $5.8 million decrease in fair value of our long-term debt at September 30, 2012.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 14 in Part I of this Form 10-Q and in Item 5 below.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 5, 2012.

Item 5.	Other Information

Certain Other Information. On October 2, 2012, we announced that the ongoing litigation and disputes involving the shareholders of Martin Resource Management and various members of the Martin family had settled. The settlement, among other things, provided for a resolution of all of the lawsuits and disputes referenced in Note 14 and below. Accordingly, none of the following matters are currently pending and such information is being provided for reference only. In connection with the settlement, Martin Resource Management transferred 1,500,000 of our common units to KCM, LLC.

Litigation Settlement. On October 2, 2012, the Partnership announced that the ongoing litigation and disputes as described in Note 14 and below involving the shareholders of Martin Resource Management and various members of the Martin family had settled. The settlement, among other things, provided for a resolution of all of the lawsuits and disputes referenced in this section. Accordingly, none of the following matters are currently pending and the information provided in Note 14 and below is for reference only.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: November 5, 2012		By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.4
Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated October 2, 2012 (filed as Exhibit 10.5 to the Partnership’s Current Report on Form 8-K, filed October 9, 2012, and incorporated herein by reference).

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

3.1
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
10.2
Membership Interests Purchase Agreement dated October 2, 2012 by and among Martin Operating Partnership L.P., Martin Midstream Partners L.P., Martin Underground Storage, Inc. and Martin Resource Management Corporation (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed October 9, 2012, and incorporated herein by reference).

10.3
Purchase Price Reimbursement Agreement dated October 2, 2012 by Martin Resource Management Corporation to and for the benefit of Martin Operating Partnership L.P. (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K, filed October 9, 2012, and incorporated herein by reference).

10.4
Asset Purchase Agreement, dated October 2, 2012, by and among Martin Operating Partnership L.P., Martin Midstream Partners L.P., Cross Oil Refining & Marketing, Inc. and Martin Resource Management Corporation (filed as Exhibit 10.3 to the Partnership's Current Report on Form 8-K, filed October 9, 2012, and incorporated herein by reference).

10.5
Amendment No. 2 to Omnibus Agreement dated October 1, 2012, by Martin Resource Management Corporation, Martin Midstream GP, LLC, Martin Midstream Partners L.P., and Martin Operating Partnership L.P. (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K, filed October 9, 2012, and incorporated herein by reference).

10.6*	Second Amended and Restated LLC Agreement of Redbird Gas Storage LLC, dated as of October 2, 2012.
10.7*	Supply Agreement dated as of October 2, 2012 by and between the Partnership and Cross Oil & Refining Marketing Inc.
10.8*	Noncompetition Agreement dated as of October 2, 2012 by and among the Partnership, Cross Oil Refining & Marketing Inc., and Martin Resource Management Corporation.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith