Form 10-K/A
period 2012-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2013-03-28
CIK 1176334

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

DOCUMENTS INCORPORATED BY REFERENCE:         None.

TABLE OF CONTENTS

EXPLANATORY NOTE

PART IV
Item 15. Exhibits, Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX
EX-23.3 Consent of Independent Accountants
EX-31.1 Certifications of Chief Executive Officer Pursuant to Section 302
EX-31.2 Certifications of Chief Financial Officer Pursuant to Section 302
EX-32.1 Certification of Chief Executive Officer Pursuant to Section 906
EX-32.2 Certification of Chief Financial Officer Pursuant to Section 906
EX-99.1 Cardinal Financial Statements

EXPLANATORY NOTE

Martin Midstream Partners L.P.'s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2012, initially filed on March 4, 2013 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include the separate financial statements of Cardinal Gas Storage Partners LLC (“Cardinal”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibit 99.1, in Part IV, Item 15, Exhibits, Financial Statements Schedules (“Item 15”).  Cardinal represents an unconsolidated affiliate, accounted for under the equity method of accounting, which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X for the three year period ended December 31, 2012.  In accordance with Rule 3-09(b)(1), the separate financial statements of Cardinal are being filed as an amendment to the Partnership's Form 10-K, within 90 days after the end of the Partnership's fiscal year, as they were not available prior to the filing of the Partnership's Form 10-K.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for that 50%-or-less-owned person shall be filed.  The significance tests are calculated as of the end of each of the Partnership's fiscal years with respect to each fiscal year.

The consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Cardinal, is also filed as exhibit 23.3 to this Amendment No. 1 to the Form 10-K.

In addition, this Amendment No. 1 includes new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other amendments are being made to the Form 10-K.  This Amendment No. 1 does not intend to update or modify the disclosure contained in the Partnership's Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the March 4, 2013 filing of the Partnership's Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with the Partnership's other filings.

i

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
(b)    Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 28, 2013                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2013.

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
Byron Kelley

/s/ Joe N. Averett, Jr.	Director of Martin Midstream GP LLC
Joe N. Averett, Jr.

/s/ Charles H. Still	Director of Martin Midstream GP LLC
Charles H. Still

EXHIBIT INDEX

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

4.4**
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

10.12**
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

10.13**
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

10.29**	Amended and Restated Sales Agency Agreement, dated August 1, 2008, by and between Martin Operating Partnership L.P. and Martin Product Sales LLC.
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

21.1**	List of Subsidiaries.
23.1**	Consent of KPMG LLP.
23.2**	Consent of KPMG LLP.
23.3*	Consent of Pricewaterhouse Coopers.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1*	Cardinal Gas Storage Partners LLC and Subsidiaries Consolidated Financial Statements as of and for the periods ended December 31, 2012, 2011 and 2010.
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

*	Filed or furnished herewith.
**	Filed March 4, 2013, with the Partnership's Annual Report on Form 10-K (SEC File No.000-50056), for the year ended December 31, 2012, and incorporated, herein by reference.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
(1) Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.