Form 10-Q
period 2013-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2013-05-06
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at May 6, 2013, was 26,624,276.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash	$47	$5,162
Accounts and other receivables, less allowance for doubtful accounts of $2,831 and $2,805, respectively	134,013	190,652
Product exchange receivables	6,041	3,416
Inventories	71,198	95,987
Due from affiliates	38,978	13,343
Other current assets	3,823	2,777
Assets held for sale	1,251	3,578
Total current assets	255,351	314,915

Property, plant and equipment, at cost	830,385	767,344
Accumulated depreciation	(267,657)	(256,963)
Property, plant and equipment, net	562,728	510,381

Goodwill	19,616	19,616
Investment in unconsolidated entities	177,775	154,309
Debt issuance costs, net	17,736	10,244
Other assets, net	3,159	3,531
	$1,036,365	$1,012,996

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$3,192	$3,206
Trade and other accounts payable	115,616	140,045
Product exchange payables	20,632	12,187
Due to affiliates	5,710	3,316
Income taxes payable	2,045	10,239
Other accrued liabilities	13,674	9,489
Total current liabilities	160,869	178,482

Long-term debt and capital leases, less current maturities	520,001	474,992
Other long-term obligations	1,560	1,560
Total liabilities	682,430	655,034

Partners’ capital	353,935	357,962
Commitments and contingencies
	$1,036,365	$1,012,996

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2013	2012[1]
Revenues:
Terminalling and storage *	$28,891	$20,186
Marine transportation *	24,980	20,862
Sulfur services	3,001	2,926
Product sales: *
Natural gas services	259,109	172,111
Sulfur services	67,384	71,626
Terminalling and storage	50,321	60,615
	376,814	304,352
Total revenues	433,686	348,326

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	248,778	167,199
Sulfur services *	52,797	54,960
Terminalling and storage	43,815	53,646
	345,390	275,805
Expenses:
Operating expenses *	43,360	37,011
Selling, general and administrative *	7,030	5,771
Depreciation and amortization	11,893	9,953
Total costs and expenses	407,673	328,540

Other operating income (loss)	372	(5)
Operating income	26,385	19,781

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	(374)	233
Interest expense	(9,058)	(7,656)
Debt prepayment premium	—	(251)
Other, net	(9)	292
Total other expense	(9,441)	(7,382)

Net income before taxes	16,944	12,399
Income tax expense	(307)	(1,657)
Income from continuing operations	16,637	10,742
Income from discontinued operations, net of income taxes	—	1,725
Net income	16,637	12,467
Less general partners' interest in net income	(333)	(1,611)
Less pre-acquisition income allocated to Parent	—	(1,938)
Less income allocable to unvested restricted units	(43)	—
Limited partners' interest in net income	$16,261	$8,918

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2013	2012[1]
Revenues:
Terminalling and storage	$17,328	$15,275
Marine transportation	6,843	4,857
Product Sales	1,209	2,190
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Terminalling and storage	11,961	12,649
Natural gas services	8,556	4,315
Sulfur services	4,534	4,431
Expenses:
Operating expenses	17,974	13,817
Selling, general and administrative	4,418	2,666

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2013	2012[1]
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$16,261	$7,457
Discontinued operations	—	1,461
	$16,261	$8,918
General partner interest:
Continuing operations	$333	$1,347
Discontinued operations	—	264
	$333	$1,611

Net income attributable to limited partners:
Basic:
Continuing operations	$0.61	$0.33
Discontinued operations	—	0.06
	$0.61	$0.39
Weighted average limited partner units - basic	26,561	22,576
Diluted:
Continuing operations	$0.61	$0.33
Discontinued operations	—	0.06
	$0.61	$0.39
Weighted average limited partner units - diluted	26,569	22,580

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012[1]
Net income	$16,637	$12,467
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	122
Commodity cash flow hedging losses reclassified to earnings	—	(186)
Other comprehensive income	—	(64)
Comprehensive income	$16,637	$12,403

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Parent Net Investment[1]	Common Limited		Subordinated Limited		General Partner	Accumulated Other Comprehensive Income
		Units	Amount	Units	Amount	Amount	(Loss)	Total
Balances - January 1, 2012	$51,571	20,471,776	$279,562	—	$—	$5,428	$626	$337,187

Net income	1,938	—	9,079	—	—	1,450	—	12,467

Follow-on public offering	—	2,645,000	91,377	—	—	—	—	91,377

General partner contribution	—	—	—	—	—	1,951	—	1,951

Cash distributions	—	—	(17,626)	—	—	(1,818)	—	(19,444)

Unit-based compensation	—	—	56	—	—	—	—	56

Adjustment in fair value of derivatives	—	—	—	—	—	—	(64)	(64)

Balances - March 31, 2012	$53,509	23,116,776	$362,448	—	$—	$7,011	$562	$423,530

Balances - January 1, 2013	$—	26,566,776	$349,490	—	$—	$8,472	$—	$357,962

Net income	—	—	16,304	—	—	333	—	16,637

Issuance of restricted units	—	57,750	—	—	—	—	—	—

General partner contribution	—	—	—	—	—	37	—	37

Cash distributions	—	—	(20,501)	—	—	(456)	—	(20,957)

Unit-based compensation	—	—	256	—	—	—	—	256

Balances - March 31, 2013	$—	26,624,526	$345,549	—	$—	$8,386	$—	$353,935

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012[1]
Cash flows from operating activities:
Net income	$16,637	$12,467
Less: Income from discontinued operations	—	(1,725)
Net income from continuing operations	16,637	10,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,893	9,953
Amortization of deferred debt issuance costs	1,269	690
Amortization of debt discount	76	87
(Gain) loss on sale of property, plant and equipment	(372)	6
Equity in (earnings) loss of unconsolidated entities	374	(233)
Unit-based compensation	256	56
Other	6	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	56,639	3,920
Product exchange receivables	(2,625)	8,433
Inventories	25,494	(12,323)
Due from affiliates	(25,635)	(5,142)
Other current assets	(1,046)	(1,091)
Trade and other accounts payable	(24,429)	(9,507)
Product exchange payables	8,445	(6,730)
Due to affiliates	2,394	(2,455)
Income taxes payable	484	262
Other accrued liabilities	4,185	2,530
Change in other non-current assets and liabilities	26	52
Net cash provided by (used in) continuing operating activities	74,071	(750)
Net cash provided by (used in) discontinued operating activities	(8,678)	855
Net cash provided by operating activities	65,393	105
Cash flows from investing activities:
Payments for property, plant and equipment	(14,715)	(31,035)
Acquisitions	(50,801)	—
Payments for plant turnaround costs	—	(305)
Proceeds from sale of property, plant and equipment	3,610	20
Return of investments from unconsolidated entities	525	1,072
Contributions to unconsolidated entities	(24,365)	(7,657)
Net cash used in continuing investing activities	(85,746)	(37,905)
Net cash used in discontinued investing activities	—	(1,161)
Net cash used in investing activities	(85,746)	(39,066)
Cash flows from financing activities:
Payments of long-term debt	(373,000)	(146,000)
Payments of notes payable and capital lease obligations	(81)	(6,407)
Proceeds from long-term debt	418,000	126,000
Net proceeds from follow on offering	—	91,377
General partner contribution	37	1,951
Payment of debt issuance costs	(8,761)	—
Cash distributions paid	(20,957)	(19,444)
Net cash provided by financing activities	15,238	47,477
Net increase (decrease) in cash	(5,115)	8,516
Cash at beginning of period	5,162	266
Cash at end of period	$47	$8,782

See accompanying notes to consolidated and condensed financial statements.
1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

(1)	General

Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States Gulf Coast region. Its four primary business lines include: terminalling and storage services for petroleum products and by-products including the refining, blending, and packaging of finished lubricants; natural gas services, including liquids distribution services and natural gas storage; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marine transportation services for petroleum products and by-products.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States generally accepted accounting principles for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2012 filed on March 28, 2013.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.

As discussed in Note 4, on July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems I, L.P. ("Prism Gas"), a wholly-owned subsidiary of the Partnership.  These assets, along with additional gathering and processing assets discussed in Note 4, are collectively referred to as the "Prism Assets."  The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Prism Assets as discontinued operations.

On October 2, 2012, the Partnership, which owned 10.74% of the Class A interests and 100% of the Class B interests, acquired all of the remaining Class A interests in Redbird Gas Storage LLC ("Redbird") from Martin Underground Storage, Inc., a subsidiary of Martin Resource Management Corporation (“Martin Resource Management” or “Parent”). In 2011, the Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture to invest in Cardinal Gas Storage Partners LLC (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners (“ECP”) that is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi.

On October 2, 2012, the Partnership acquired from Cross Oil Refining and Marketing, Inc. ("Cross"), a wholly-owned subsidiary of Martin Resource Management, certain specialty lubricant product blending and packaging assets (“Blending and Packaging Assets”).

The acquisitions of the Redbird Class A interests and the Blending and Packaging Assets were considered a transfer of net assets between entities under common control. As a result, the acquisitions of the Redbird Class A interests and the Blending and Packaging Assets are recorded at amounts based on the historical carrying value of these assets at October 2, 2012, and the Partnership is required to update its historical financial statements to include the activities of the Redbird Class A interests and the Blending and Packaging Assets as of the date of common control. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of the Redbird Class A interests and the Blending and Packaging Assets as if the Partnership owned these assets for the periods presented. Net income attributable to the Redbird Class A interests and the activities of the Blending and Packaging Assets for periods prior to the Partnership’s acquisition of the assets is not allocated to the general and limited partners for purposes of calculating net income per limited partner unit. See Note 10.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the provisions of Accounting Standards Codification (“ASC”) 220 related to accumulated other comprehensive income, which does not change the current requirements for reporting net income or other comprehensive income in financial statements. The standard requires a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This amended guidance was adopted by the Partnership effective January 1, 2013.  As this new guidance only requires enhanced disclosure, adoption did not impact the Partnership's financial position or results of operations.

(3)	Acquisitions

NGL Marine Equipment Purchase

On February 28, 2013, the Partnership purchased from affiliates of Florida Marine Transporters, Inc. six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50,801, of which the commercial push boats totaling $8,201 were allocated to property, plant, and equipment in our Marine Transportation segment and the six pressure barges totaling $42,600 were allocated to property, plant, and equipment in our Natural Gas Services segment. The purchase was funded with borrowings under the Partnership's revolving credit facility.

Talen's Marine & Fuel LLC

On December 31, 2012, the Partnership acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from Quintana Energy Partners, L.P. for $103,368, subject to certain post-closing adjustments, including the assumption of a note payable in the amount of $2,971. Through this acquisition, the Partnership acquired certain terminalling facilities and other terminalling related assets located along the Texas and Louisiana gulf coast. This transaction was funded by borrowings under the Partnership's revolving credit facility. Simultaneous with the acquisition, the Partnership sold certain working capital-related assets and a customer relationship intangible asset to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56,000. Due to the Talen's acquisition, MES entered into various service agreements with Talen's pursuant to which the Partnership provides certain terminalling and marine services to MES. The excess carrying value of the assets over the purchase price paid by Martin Resource Management at the sales date was $4,268 and was recorded as an adjustment to partners' capital. The remaining net assets retained by the Partnership were recorded at fair value of $43,100 in the following preliminary purchase price allocation:

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

The Partnership has not obtained all of the information necessary to finalize the purchase price allocation. The final purchase price allocation is expected to be completed during 2013.

Lubricant Blending and Packaging Assets

On October 2, 2012, the Partnership purchased the Blending and Packaging Assets from Cross. The consideration consisted of $121,767 in cash at closing, plus a final net working capital adjustment of $907 paid in October of 2012. The purchase was funded by borrowings under the Partnership's revolving credit facility. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of the Blending and Packaging assets was recorded at the historical carrying value of the assets at the acquisition date, which were as follows:

Accounts and other receivables, net	$20,599
Inventory	18,730
Other current assets	769
Property, plant and equipment, net	24,692
Current liabilities	(2,424)
Total	$62,366

The excess purchase price over the historical carrying value of the assets at the acquisition date was $60,308 and was recorded as an adjustment to partners' capital.

Redbird Class A Interests

On October 2, 2012, the Partnership acquired from Martin Underground Storage, Inc., a subsidiary of Martin Resource Management, all of the remaining Class A interests in Redbird for $150,000 in cash. The Partnership began making Class A investments in Redbird during the fourth quarter of 2011. Prior to the transaction, the Partnership owned a 10.74% Class A interest and a 100% Class B interest in Redbird. This transaction was funded by borrowings under the Partnership's revolving credit facility. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these interests was recorded at the historical carrying value of the interests at the acquisition date. The Partnership recorded an investment in consolidated entities of $68,233 and the excess of the purchase price over the carrying value of the Class A interests of $81,767 was recorded as an adjustment to partners' capital.

(4)	Discontinued operations and divestitures

On July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas and other natural gas gathering and processing assets also owned by the Partnership to a subsidiary of CenterPoint Energy Inc. (NYSE: CNP) (“CenterPoint”). The Partnership received net cash proceeds from the sale of $273,269.  The asset sale includes the Partnership’s 50% operating interest in Waskom Gas Processing Company (“Waskom”).  A subsidiary of CenterPoint owned the other 50% percent interest.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

Additionally, on September 18, 2012, the Partnership completed the sale of its interest in Matagorda Offshore Gathering System (“Matagorda”) and Panther Interstate Pipeline Energy LLC (“PIPE”) to a private investor group for $1,530.

The Partnership classified the results of operations of the Prism Assets, which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the consolidated and condensed statements of operations for all periods presented.

The Prism Assets’ operating results, which are included within income from discontinued operations, were as follows:

	Three Months Ended March 31,
	2013	2012
Total revenues from third parties[1]	$—	$28,902
Total costs and expenses, excluding depreciation and amortization	—	(28,426)
Depreciation and amortization	—	(1,394)
Other operating income	—	10
Equity in earnings of Waskom, Matagorda, and PIPE	—	2,465
Income from discontinued operations before income taxes	—	1,557
Income tax (benefit)	—	(168)
Income from discontinued operations, net of income taxes	$—	$1,725

1 Total revenues from third parties excludes intercompany revenues of $0 and $13,433 for the three months ended March 31, 2013 and 2012, respectively.

(5)	Inventories

Components of inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Natural gas liquids	$7,431	$33,610
Sulfur	22,168	14,892
Sulfur based products	13,159	17,824
Lubricants	25,281	27,366
Other	3,159	2,295
	$71,198	$95,987

(6)	Investments in Unconsolidated Entities and Joint Ventures

As discussed in detail in Note 4, the Partnership sold its 50% interests in Waskom, Matagorda, and PIPE in 2012. The equity in earnings associated with these investments during the period owned is recorded in income from discontinued operations for the three months ended March 31, 2012.

On May 1, 2008, certain assets and liabilities were contributed to acquire a 50% ownership interest in Cardinal. In conjunction with this transaction, ECP contributed cash for a 50% ownership interest in Cardinal.

The initial carrying amount of the investment in Cardinal was less than the contributed underlying net assets. Of the basis difference, $1,250 relates to differences in the carrying value of fixed assets contributed as compared to amounts recorded by Cardinal, and is being amortized over 40 years, the approximate useful life of the underlying assets. Such amortization amounted to $8 for each of the three months ended March 31, 2013 and 2012. The remaining basis difference is a permanent difference that will be realized upon sale of the investment in Cardinal.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

On May 24, 2011, Redbird was formed to hold membership interests in Cardinal. On May 27, 2011, initial contributions by Martin Resource Management, which consisted of all its membership interests in Cardinal for 100% of the Class A interests in Redbird. Simultaneously, the Partnership acquired 100% of the Class B interests in Redbird for approximately $59,319. Concurrent with the closing of this transaction, Redbird contributed the cash to Cardinal which used the cash, along with a contribution from ECP, to acquire all of the outstanding equity interests in Monroe Gas Storage Company, LLC as well as an option on development rights to an adjacent depleted reservoir facility. As discussed in Note 3, on October 2, 2012, the Partnership, acquired the remaining Class A interests in Redbird from Martin Resource Management. As this acquisition is considered a transfer of net assets between entities under common control, the acquisition is recorded at the historical carrying value of these assets at that date. The Partnership is required to retrospectively update its historical financial statements to include the activities of the Class A interests in Redbird as of the date of common control. The Partnership's accompanying historical financial statements for the three months ended March 31, 2012 have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the Redbird Class A interests as if the Partnership owned these assets for this period.

At March 31, 2013, Redbird owned an unconsolidated 41.89% interest in Cardinal.  Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

At March 31, 2013, the Partnership owned an unconsolidated 50% interest in Caliber Gathering, LLC (“Caliber”).

During March 2013, the Partnership acquired 100% of the preferred interests in Martin Energy Trading LLC ("MET"), a subsidiary of Martin Resource Management, for $15,000.

These investments are accounted for by the equity method.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s consolidated and condensed balance sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s consolidated and condensed statements of operations:

	March 31, 2013	December 31, 2012
Investment in Redbird	$162,373	$153,749
Investment in MET	15,000	—
Investment in Caliber	402	560
Total Investment in unconsolidated entities	$177,775	$154,309

	Three Months Ended March 31,
	2013	2012
Equity in earnings of Waskom[1]	$—	$2,325
Equity in earnings of PIPE[1]	—	(48)
Equity in earnings of Matagorda[1]	—	188
Equity in earnings of discontinued operations	—	2,465
Equity in earnings of Redbird	(216)	233
Equity in earnings of Caliber	(158)	—
Equity in earnings of unconsolidated entities	(374)	233
Total equity in earnings of unconsolidated entities	$(374)	$2,698

¹ For the three months ended March 31, 2012, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed statement of operations and cash flows as discontinued operations.

Selected financial information for significant unconsolidated equity-method investees is as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

	As of December 31		Three Months Ended March 31
	Total Assets	Partners' Capital	Revenues	Net Income
2012
Waskom	$—	$—	$31,284	$4,924

	As of March 31		Three Months Ended March 31
	Total Assets	Partners' Capital	Revenues[1]	Net Income[1]
2013
Cardinal	$739,109	$468,330	$8,087	$451
	As of December 31
2012
Cardinal	$694,767	$457,297	$9,169	$610

As of March 31, 2013 and December 31, 2012, the Partnership’s interest in cash of the unconsolidated equity-method investees was $1,900 and $1,265, respectively.

(7)	Derivative Instruments and Hedging Activities

The Partnership’s results of operations are materially impacted by changes in crude oil, natural gas and NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges.

(a)    Commodity Derivative Instruments

The Partnership is not currently exposed to market risks associated with commodity prices but from time to time has used derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  These hedging arrangements have been in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

Due to the sale of the Prism Assets during 2012, the Partnership terminated and settled all of its commodity derivative instruments during the second quarter of 2012.  For the three months ended March 31, 2012, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings (income from discontinued operations) and in AOCI as a component of partners’ capital.

(b)    Impact of Commodity Cash Flow Hedges

Crude Oil. For the three months ended March 31, 2012, net gains and losses on swap hedge contracts decreased crude revenue (included in income from discontinued operations) by $86.

Natural Gas. For the three months ended March 31, 2012, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $204.

Natural Gas Liquids. For the three months ended March 31, 2012, net gains and losses on swap hedge contracts decreased liquids revenue (included in income from discontinued operations) by $55.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

For information regarding fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.

(c)    Impact of Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate debt and term loan credit facilities.

Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations For the Three Months Ended March 31, 2013 and 2012
			Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$126	Income from Discontinued Operations	$—	$186	Income from Discontinued Operations	$—	$4
Total derivatives designated as hedging instruments	$—	$126		$—	$186		$—	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Income from Discontinued Operations	$—	$(127)
Total derivatives not designated as hedging instruments		$—	$(127)

(8)	Fair Value Measurements

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior notes	$192,173	$—	$192,173	$—
2021 Senior notes	254,482	—	254,482	$—
Total liabilities	$446,655	$—	$446,655	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior notes	$187,066	$—	$187,066	$—
Total liabilities	$187,066	$—	$187,066	$—

FASB ASC 825-10-65, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
Accounts and other receivables, trade and other accounts payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table above.

•
Long-term debt including current portion: The carrying amount of the revolving loan facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The estimated fair value of the Senior Notes is based on market prices of similar debt. The carrying amount of the Partnership's note payable to bank as of March 31, 2013 is not deemed to be significantly different than the fair value.

(9)	Long-Term Debt and Capital Leases

At March 31, 2013 and December 31, 2012, long-term debt consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

	March 31, 2013	December 31, 2012
$600,000 Revolving loan facility at variable interest rate (4.75%* weighted average at March 31, 2013), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$91,000	$296,000
$200,000** Senior notes, 8.875% interest, net of unamortized discount of $1,535 and $1,612, respectively, issued March 2010 and due April 2018, unsecured	173,465	173,388
$250,000 Senior notes, 7.250% interest, issued February 2013 and due February 2021, unsecured	250,000	—
$3,315 Note payable to bank, interest rate at 4.75%, maturity date of October 2029, unsecured	2,939	2,971
Capital lease obligations	5,789	5,839
Total long-term debt and capital lease obligations	523,193	478,198
Less current installments	3,192	3,206
Long-term debt and capital lease obligations, net of current installments	$520,001	$474,992

     * Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings is 2.50%.  Effective April 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective July 1, 2013, the applicable margin for existing LIBOR borrowings will remain at 2.50%. As of May 6, 2013, our weighted average interest rate on our revolving loan facility is 3.02%.

** Pursuant to the Indenture under which the Senior Notes due in 2018 were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 24, 2012, the Partnership notified the Trustee of its intention to exercise a partial redemption of the Partnership’s Senior Notes pursuant to the Indenture.  On May 24, 2012, the Partnership redeemed $25,000 of the Senior Notes from various holders using proceeds of the Partnership’s January 2012 follow-on equity offering, which in the interim were used to pay down amounts outstanding under the Partnership’s revolving credit facility.

Effective March 28, 2013, the Partnership increased the maximum amount of borrowings and letters of credit available under the Credit Facility from $400,000 to $600,000 and extended the term from April 2016 to March 2018.

On February 11, 2013, the Partnership completed a private placement of $250,000 in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. The Partnership registered the senior unsecured notes on Form S-4 filed with the SEC on April 10, 2013.

The Partnership paid cash interest in the amount of $2,217 and $2,408 for the three months ended March 31, 2013 and 2012, respectively.  Capitalized interest was $180 and $353 for the three months ended March 31, 2013 and 2012, respectively.

(10)	Partners' Capital

As of March 31, 2013, partners’ capital consists of 26,624,526 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 5,093,267 of the Partnership's common limited partnership units representing approximately 19.1% of the Partnership's outstanding common limited partnership units and a 2% general partnership interest.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

The partnership agreement of the Partnership contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On November 26, 2012, the Partnership completed a public offering of 3,450,000 common units at a price of $31.16 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses were $102,809.  The Partnership's general partner contributed $2,194 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  All of the net proceeds were used to reduce outstanding indebtedness of the Partnership.

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

Incentive Distribution Rights

The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the partnership agreement of the Partnership (the “Partnership Agreement”), and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the General Partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. No incentive distributions were allocated to the general partner from July 1, 2012 through March 31, 2013, which would have been payable to the general partner on November 14, 2012 for the third quarter distribution and February 14, 2013 for the fourth quarter distribution.

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

For the three months ended March 31, 2013 and 2012, the general partner received $0 and $1,429, respectively, in incentive distributions. As of March 31, 2013, the amount of incentive distributions the general partner has foregone is $3,432, resulting in an amount remaining of $14,568.

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

Net Income per Unit

The Partnership follows the provisions of the FASB ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

securities that may participate in partnership distributions accounted for as equity distributions. Undistributed earnings are allocated to the general partner and limited partners utilizing the contractual terms of the Partnership Agreement. Distributions to the general partner pursuant to the IDRs are limited to available cash that will be distributed as defined in the Partnership Agreement. Accordingly, the Partnership does not allocate undistributed earnings to the general partner for the IDRs because the general partner's share of available cash is the maximum amount that the general partner would be contractually entitled to receive if all earnings for the period were distributed. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of losses specified in the Partnership Agreement. Additionally, as required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations.

For purposes of computing diluted net income per unit, the Partnership uses the more dilutive of the two-class and if-converted methods. Under the if-converted method, the weighted-average number of subordinated units outstanding for the period is added to the weighted-average number of common units outstanding for purposes of computing basic net income per unit and the resulting amount is compared to the diluted net income per unit computed using the two-class method. The following is a reconciliation of net income from continuing operations and net income from discontinued operations allocated to the general partner and limited partners for purposes of calculating net income attributable to limited partners per unit:

	Three Months Ended March 31,
	2013	2012
Continuing operations:
Net income attributable to Martin Midstream Partners L.P.	$16,637	$10,742
Less pre-acquisition income (loss) allocated to Parent	—	1,938
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	1,195
Distributions payable on behalf of general partner interest	456	325
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(123)	(173)
Less income allocable to unvested restricted units	43	—
Limited partners’ interest in net income	$16,261	$7,457

	Three Months Ended March 31,
	2013	2012
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$—	$1,725
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	234
Distributions payable on behalf of general partner interest	—	64
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	—	(34)
Limited partners’ interest in net income	$—	$1,461

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

The weighted average units outstanding for basic net income per unit were 26,560,654 and 22,576,404 for the three months ended March 31, 2013 and 2012, respectively.  For diluted net income per unit, the weighted average units outstanding

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

were increased by 8,756 and 3,504 for the three months ended March 31, 2013 and 2012, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(11)	Related Party Transactions

As of March 31, 2013, Martin Resource Management owns 5,093,267 of the Partnership’s common units representing approximately 19.1% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2013, of approximately 19.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

◦	operating an underground NGL storage facility in Arcadia, Louisiana;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	building and marketing sulfur processing equipment;

◦	supplying employees and services for the operation of our business;

◦	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

◦	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Effective October 1, 2012, through December 31, 2013, the Conflicts Committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $10,622.  The Partnership reimbursed Martin Resource Management for $2,657 and $1,646 of indirect expenses for the three months ended March 31, 2013 and 2012, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2013
(Unaudited)

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

Motor Carrier Agreement

Motor Carrier Agreement.  The Partnership is a party to a motor carrier agreement effective January 1, 2006 as amended, with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Transport, Inc. operates its land transportation operations. Under the agreement, Martin Transport, Inc. agreed to transport the Partnership's NGL's as well as other liquid products.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

Talen's Agreements. In connection with the Talen's acquisition, three new agreements were executed, all with effective dates of December 31, 2012. Under the terms of these contracts, Talen's provides terminal services and marine transportation services to Martin Resource Management. The terminal services agreements both have five-year terms and provide a per gallon throughput rate, which may be adjusted annually based on a price index. The marine transportation agreement has an initial term of one year with automatic successive one-year renewals unless either party elects not to do so. Contract rates are based on the horsepower and capacity of the marine vessels.

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

The tables below summarize the related party transactions that are included in the related financial statement captions on the face of the Partnership’s Consolidated and Condensed Statements of Operations. The revenues, costs and expenses reflected in these tables are tabulations of the related party transactions that are recorded in the corresponding caption of the consolidated and condensed financial statement and do not reflect a statement of profits and losses for related party transactions.

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statement as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
Terminalling and storage	$17,328	$15,275
Marine transportation	6,843	4,857
Product sales:
Natural gas services	9	75
Sulfur services	1,133	1,716
Terminalling and storage	67	399
	1,209	2,190
	$25,380	$22,322

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statement as follows:

Cost of products sold:
Natural gas services	$8,556	$4,315
Sulfur services	4,534	4,431
Terminalling and storage	11,961	12,649
	$25,051	$21,395

The impact of related party operating expenses is reflected in the consolidated and condensed financial statement as follows:

Expenses:
Operating expenses
Marine transportation	$10,058	$6,979
Natural gas services	485	471
Sulfur services	2,355	1,318
Terminalling and storage	5,076	5,049
	$17,974	$13,817

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statement as follows:

Selling, general and administrative:
Marine transportation	$15	$5
Natural gas services	579	304
Sulfur services	806	711
Terminalling and storage	361	—
Indirect overhead allocation, net of reimbursement	2,657	1,646
	$4,418	$2,666

(12)	Income Taxes

Except as discussed below, the operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The activities of the Blending and Packaging Assets prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Blending and Packaging Assets' operating results for the three months ended March 31, 2012.

Woodlawn Pipeline Co., Inc ("Woodlawn"), a former subsidiary of the Partnership, was subject to income taxes due to its corporate structure. The assets of Woodlawn were included in the Prism Assets disposed of during 2012. The entity was liquidated on December 31, 2012. Income tax expense related to Woodlawn is recorded in discontinued operations.  A current state income tax expense of $0 and $2 related to Woodlawn was recorded for the three months ended March 31, 2013 and 2012 respectively.

The Partnership established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired Woodlawn assets and liabilities at the date of acquisition. The basis differences related primarily to property, plant and equipment. A deferred tax benefit related to the Woodlawn basis differences of $0 and $170 was recorded for the three months ended March 31, 2013 and 2012, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

Effective January 1, 2007, the Partnership became subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $307 and $267 were recorded in current income tax expense for the three months ended March 31, 2013 and 2012, respectively.

The components of income tax expense (benefit) from operations recorded for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$—	$1,217
State	307	441
	307	1,658
Deferred:
Federal	—	(169)
Total income tax expense	$307	$1,489

Total income tax expense was allocated to continuing and discontinued operations as follows:

Income tax expense (benefit) from continuing operations:

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$—	$1,217
State	307	439
	307	1,656
Deferred:
Federal	—	1
Total income tax expense from continuing operations	$307	$1,657

Income tax expense (benefit) from discontinued operations:

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$—	$—
State	—	2
	—	2
Deferred:
Federal	—	(170)
Total income tax (benefit) from discontinued operations	$—	$(168)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

(13)	Business Segments

The Partnership has four reportable segments: terminalling and storage, natural gas services, sulfur services and marine transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.  See Note 4.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three Months Ended March 31, 2013
Terminalling and storage	$80,353	$(1,141)	$79,212	$7,096	$9,983	$14,049
Natural gas services	259,439	—	259,439	292	8,462	115
Sulfur services	70,385	—	70,385	1,966	9,344	201
Marine transportation	25,232	(582)	24,650	2,539	2,539	350
Indirect selling, general and administrative	—	—	—	—	(3,943)	—
Total	$435,409	$(1,723)	$433,686	$11,893	$26,385	$14,715

Three Months Ended March 31, 2012
Terminalling and storage	$81,976	$(1,175)	$80,801	$4,976	$6,779	$24,324
Natural gas services	172,111	—	172,111	143	3,220	14
Sulfur services	74,552	—	74,552	1,793	13,627	989
Marine transportation	21,567	(705)	20,862	3,041	(1,427)	5,708
Indirect selling, general and administrative	—	—	—	—	(2,418)	—
Total	$350,206	$(1,880)	$348,326	$9,953	$19,781	$31,035

The Partnership's assets by reportable segment, which exclude assets held for sale of $1,251 and $3,578, respectively, as of March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
Total assets:
Terminalling and storage	$384,759	$376,330
Natural gas services	314,330	331,064
Sulfur services	172,267	155,639
Marine transportation	165,009	149,963
Total assets	$1,036,365	$1,012,996

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

(14)	Unit Based Awards

The Partnership recognizes compensation cost related to stock-based awards to employees in its consolidated financial statements in accordance with certain provisions of ASC 718. The Partnership recognizes compensation costs related to stock-based awards to directors under certain provisions of FASB ASC 505-50-55 related to equity-based payments to non-employees.  Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended March 31,
	2013	2012
Employees	$195	$21
Non-employee directors	61	35
Total unit-based compensation expense	$256	$56

Long-Term Incentive Plans

           The Partnership's general partner has a long term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

The plan consists of two components, restricted units and unit options. The plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the Compensation Committee of the general partner’s board of directors.

Restricted Units.  A restricted unit is a unit that is granted to grantees with certain vesting restrictions. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. In addition, the restricted units will vest upon a change of control of the Partnership, the general partner or Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management. The Partnership intends the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and the Partnership will receive no remuneration for the units. The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally cliff vest after three years of service.

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the quarter ended March 31, 2013 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	13,248	$37.33
Granted	57,750	$31.06
Vested	(4,500)	$37.27
Forfeited	—	—
Non-Vested, end of period	66,498	$31.89

Aggregate intrinsic value, end of period	$2,562

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2013 and 2012 are provided below:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2013
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Aggregate intrinsic value of units vested	$153	$203
Fair value of units vested	$168	$209

As of March 31, 2013, there was $1,957 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.66 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of May 6, 2013, we have not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(15)	Condensed Consolidating Financial Information

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

Since December 31, 2012, the Partnership has added Redbird and MOP Midstream Holdings, LLC as subsidiary guarantors to its outstanding senior notes and has transferred substantially all of Talen's assets to certain of the Partnership's other subsidiary guarantors.  Therefore, the Partnership no longer presents condensed consolidating financial information for any non-subsidiary guarantors.

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

(16)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

(17)	Subsequent Events

Quarterly Distribution. On April 25, 2013, The Partnership declared a quarterly cash distribution of $0.775 per common unit for the first quarter of 2013, or $3.10 per common unit on an annualized basis, which will be paid on May 15, 2013 to unitholders of record as of May 8, 2013.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013, and in this report.

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products including the refining, blending and packaging of finished lubricants;

•	Natural gas liquids distribution services and natural gas storage;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2013, Martin Resource Management owned 19.1% of our total outstanding common limited partner units. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership and control of our general partner.

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

NGL Marine Equipment Purchase.   On February 28, 2013, we purchased from affiliates of Florida Marine Transporters, Inc. ("Florida Marine Assets") six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50.8 million. The purchase was funded with borrowings under our revolving credit facility.

Talen's Marine & Fuel LLC. On December 31, 2012, we acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from Quintana Energy Partners, L.P. for $103.4 million, subject to certain post-closing adjustments. Simultaneous with the acquisition, we sold certain working capital-related assets to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56.0 million, reducing our investment in Talen's to $47.4 million. In conjunction with its purchase of certain working capital-related assets, MES entered into various service agreements with Talen's pursuant to which we provide certain terminalling and marine services to MES.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with generally accepted accounting principles. The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Our results may differ from these estimates. Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include the amount of the allowance for doubtful accounts receivable and the determination of the fair value of our reporting units under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 related to goodwill. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2012, and there have been no material changes to these policies through March 31, 2013.

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

Ownership

Martin Resource Management owns an approximate 19.1% limited partnership interest and a 2% general partnership interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The omnibus agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $44.8 million of direct costs and expenses for the three months ended March 31, 2013 compared to $36.2 million for the three months ended March 31, 2012. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the three months ended March 31, 2013 and 2012, the Conflicts Committee of our general partner approved reimbursement amounts of $2.7 and $1.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

The agreements include, but are not limited to, motor carrier agreements, marine transportation agreements, terminal services agreements, a tolling agreement, a sulfuric acid agreement, and various other miscellaneous agreements.
Pursuant to the terms of the omnibus agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the Conflicts Committee of our general partner’s board of directors.

For a more comprehensive discussion concerning the omnibus agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013.

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

In the aggregate, our purchases of land transportation services, NGL storage services, lube oil product purchases and sulfur services payroll reimbursements from Martin Resource Management accounted for approximately 7% and 8% of our total cost of products sold during the three months ended March 31, 2013 and 2012, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 6% of our total revenues for both the three months ended March 31, 2013 and 2012.   We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, MES, and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based Tolling Agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013.

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

Results of Operations

The results of operations for the three months ended March 31, 2013 and 2012 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2013 and

2012.  The results of operations for these interim periods during the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three Months Ended March 31, 2013
Terminalling and storage	$80,353	$(1,141)	$79,212	$10,669	$(686)	$9,983
Natural gas services	259,439	—	259,439	8,104	358	8,462
Sulfur services	70,385	—	70,385	10,046	(702)	9,344
Marine transportation	25,232	(582)	24,650	1,509	1,030	2,539
Indirect selling, general and administrative	—	—	—	(3,943)	—	(3,943)
Total	$435,409	$(1,723)	$433,686	$26,385	$—	$26,385

Three Months Ended March 31, 2012
Terminalling and storage	$81,976	$(1,175)	$80,801	$7,433	$(654)	$6,779
Natural gas services	172,111	—	172,111	2,843	377	3,220
Sulfur services	74,552	—	74,552	12,535	1,092	13,627
Marine transportation	21,567	(705)	20,862	(612)	(815)	(1,427)
Indirect selling, general and administrative	—	—	—	(2,418)	—	(2,418)
Total	$350,206	$(1,880)	$348,326	$19,781	$—	$19,781

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Our total revenues before eliminations were $435.4 million for the three months ended March 31, 2013 compared to $350.2 million for the three months ended March 31, 2012, an increase of $85.2 million, or 24%. Our operating income before eliminations was $26.4 million for the three months ended March 31, 2013 compared to $19.8 million for the three months ended March 31, 2012, an increase of $6.6 million, or 33%.

The results of operations are described in greater detail on a segment basis below.

Terminalling and Storage Segment

The following table summarizes our results of operations in our terminalling and storage segment.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Services	$30,032	$21,361
Products	50,321	60,615
Total revenues	80,353	81,976

Cost of products sold	44,270	54,166
Operating expenses	17,694	14,044
Selling, general and administrative expenses	695	1,377
Depreciation and amortization	7,096	4,976
	10,598	7,413
Other operating income	71	20
Operating income	$10,669	$7,433

Terminalling volumes (Bbls)	209.6	237.9

Revenues.  Our terminalling and storage revenues decreased $1.6 million, or 2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Service revenue increased $8.7 million, or 41%, while product revenue decreased $10.3 million, or 17%.

The increase in throughput service revenues is primarily due to $6.7 million attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May of 2012, $1.4 million due to increased tolling and pipeline revenues from our refinery assets in Smackover, Arkansas and $1.4 million due to revenues generated from Talen's operations after its acquisition on December 31, 2012.

The decrease in product sales revenues primarily relates to decreased sales volumes of 1.2 million gallons combined with decreases in our average sales price for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Product sales volumes decreased in our shore based operations by 0.4 million gallons primarily due to decreased activity in the Houston ship channel and Port of Galveston, resulting in a $2.3 million decrease in product revenues. A decline in the average sales price at our shore-based terminals resulted in a $2.1 million decrease in product revenues. Product sales volumes from our Blending and Packaging assets decreased by 0.8 million gallons from reduced sales days in the quarter caused from down time at the refinery due to boiler repairs, resulting in a $4.5 million decrease in product revenues. Decreases in the average sales price from our Smackover blending and packaging assets resulted in a $1.4 million decrease in product revenues.

Cost of products sold.  Cost of products sold decreased $9.9 million, or 18%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Of this decrease, $2.1 million relates to decreased product sales volumes from our shore-based operations and $3.8 million relates to decreased sales activity from our Blending and Packing assets. Lower average cost per gallon from our gulf coast operations resulted in a $2.3 million decrease in cost of sales. Lower average cost per gallon from our Smackover blending and packaging assets resulted in a $0.7 million decrease in cost of sales. Overall, our margins increased as the percentage decrease in cost of products sold was larger than the percentage decrease in sales revenue.

Operating expenses. Operating expenses increased $3.7 million, or 26%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Expenses for the Corpus Christi terminal accounted for $2.0 million of the increase. In addition, $1.2 million of the increase is attributable to the Smackover refining assets and $0.2 million relates to increased operating expenses in our shore based division.

At the Smackover refinery, $0.4 million of the increase relates to repairs and maintenance expenses from boiler repairs and $0.3 million is due to increased pipeline fees. Additionally, natural gas utilities increased $0.3 million and insurance premiums increased $0.2 million as our asset based expanded from capital projects.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.7 million or 50%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  This decrease is primarily related to decreased advertising and wage expense in our lubricants operations.

Depreciation and amortization.  Depreciation and amortization increased $2.1 million, or 43%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, resulting from projects capitalized during the past twelve months.

Other operating income.   Other operating income remained consistent for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

In summary, our terminalling and storage operating income increased $3.2 million, or 44%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Natural Gas Services Segment

The following table summarizes our results of operations in our natural gas services segment.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Marine transportation	$330	$—
Product	259,109	172,111
Total revenues	259,439	172,111

Cost of products sold	249,136	167,576
Operating expenses	981	952
Selling, general and administrative expenses	926	597
Depreciation and amortization	292	143
Operating income	$8,104	$2,843

NGLs volumes (Bbls)	3,705	2,297

Revenues. Our natural gas services revenues increased $87.3 million, or 51% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  Of this increase, $87.0 million is related to product revenues and $0.3 million is related to marine transportation floating storage revenue. Natural gas services volumes for the three months of 2013 increased 61% compared to the same period of 2012, positively impacting revenues $98.5 million, primarily as a result of us entering the Louisiana butane market during April of 2012.  Our NGL average sales price per barrel for the three months ended March 31, 2013, decreased $4.99, or 7% compared to the same period of 2012, resulting in an offsetting decrease to revenues of $11.5 million. The increase in marine transportation floating storage revenue of $0.3 million is attributable to our acquisition of the Florida Marine Assets on February 28, 2013.

Cost of products sold.   Our cost of products sold increased $81.6 million, or 49%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  The percentage increase in NGL cost of products sold was slightly lower than our percentage increase in NGL revenues, resulting in increased margins of $0.72 per barrel, or 36%, primarily as a result of increased margins gained as a result of us entering the Louisiana butane market during April of 2012.

Operating expenses.  Operating expenses remained consistent for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.3 million, or 55%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  This is primarily due to increased compensation expense.

Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 104%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 as a result of the acquisition of the Florida Marine Assets.

In summary, our natural gas services operating income increased $5.3 million, or 185%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Sulfur Services Segment

The following table summarizes our results of operations in our sulfur services segment.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Services	$3,001	$2,926
Products	67,384	71,626
Total revenues	70,385	74,552

Cost of products sold	52,887	55,051
Operating expenses	4,439	4,193
Selling, general and administrative expenses	1,047	955
Depreciation and amortization	1,966	1,793
	10,046	12,560
Other operating income (loss)	—	(25)
Operating income	$10,046	$12,535

Sulfur (long tons)	194.0	279.0
Fertilizer (long tons)	103.7	93.9
Sulfur services volumes (long tons)	297.7	372.9

Revenues.  Our total sulfur services revenues decreased $4.2 million, or 6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. A revenue increase of $12.8 million was the result of a 18% increase in average sales price, offset by $17.0 million of decreased revenue from a 20% decline in volumes. The volume reduction was primarily related to the conversion of a buy/sell contract with a major customer to a fee-based handling contract. There was no change in services revenues.

Cost of products sold.  Our cost of products sold decreased $2.2 million, or 4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The percentage decrease in cost of products sold was lower than our percentage decrease in revenues, resulting in an increase in our margin per ton of 10%.  This decrease is also related to a decline in the volume sold of our sulfur products.

Operating expenses.  Our operating expenses increased $0.2 million, or 6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was a result of increased fuel expenses of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.1 million, or 10%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  This increase is related to an increase of $0.1 million in compensation expense.

Depreciation and amortization.  Depreciation and amortization expense increased $0.2 million, or 10%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is a result of capital expenditures made during the past twelve months.

Other operating income.  Other operating income remained flat for both the three months ended March 31, 2013 and 2012.

In summary, our sulfur services operating income decreased $2.5 million, or 20%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Marine Transportation Segment

The following table summarizes our results of operations in our marine transportation segment.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues	$25,232	$21,567
Operating expenses	21,066	18,714
Selling, general and administrative expenses	419	424
Depreciation and amortization	2,539	3,041
	1,208	(612)
Other operating income	301	—
Operating income (loss)	$1,509	$(612)

Revenues.  Our marine transportation revenues increased $3.7 million, or 17%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  This increase was a result of an increase in our inland and offshore marine revenues of $2.8 million and $0.9 million, respectively. The inland revenue increase is attributable to $2.5 million from operations after the Talen's acquisition, $0.1 million from the Florida Marine Assets, and $0.2 million of higher ancillary charges, primarily fuel. Offshore revenue rose due to $1.1 million of increased demand for our two offshore tows which operate in the spot market. The offshore increase was offset partially by a $0.2 decrease in ancillary charges.

Operating expenses.  Operating expenses increased $2.4 million, or 13%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  This increase is primarily attributable to operating expenses related to the Talen's assets which were acquired on December 31, 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Depreciation and amortization.  Depreciation and amortization decreased $0.5 million, or 17%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  This decrease was primarily a result of certain marine assets becoming fully depreciated offset by capital expenditures made in the last twelve months.

Other operating income.  Other operating income for the three months ended March 31, 2013 includes the gain on disposition of property, plant, and equipment.

In summary, our marine transportation operating income increased $2.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Equity in Earnings of Unconsolidated Entities

For the three months ended March 31, 2013, equity in earnings of unconsolidated entities relates to our unconsolidated interests in Redbird Gas Storage Partners LLC ("Redbird") and Caliber Gathering System, LLC ("Caliber").  For the three months ended March 31, 2012, equity in earnings of unconsolidated entities relates to our unconsolidated interest in Redbird.

The results of our investment in these entities was a loss of $0.4 million for the three months ended March 31, 2013 compared to earnings of $0.2 million for the three months ended March 31, 2012, a decrease of $0.6 million. This $0.6 million decrease is attributable to $0.4 million for Redbird and $0.2 million for Caliber. The Redbird loss is attributable a decline in Cardinal's operating results in the first quarter of 2013 as compared to the first quarter of 2012. The initial Caliber investment was made in the second quarter of 2012 so no equity in earnings or losses were recognized in the quarter ended March 31, 2012.

Interest Expense

Our interest expense for all operations was $9.1 million for the three months ended March 31, 2013, compared to $7.7 million for the three months ended March 31, 2012, an increase of $1.4 million, or 18%  This increase is due principally to the increase in the weighted average interest rate of our total long-term debt as a result of utilizing the net proceeds from the issuance of the 7.25% Senior Notes in February 2013 to pay down the balance of the revolving loan facility.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $3.9 million for the three months ended March 31, 2013 compared to $2.4 million for 2012, an increase of $1.5 million or 63% due primarily to an increase in overhead expense allocated from Martin Resource Management.

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

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the three months ended March 31, 2013 and 2012, the Conflicts Committee of our general partner approved reimbursement amounts of $2.7 million and $1.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  We have recently completed several transactions that have improved our liquidity position, helping fund our acquisitions and organic growth projects.  In February 2013, we received net proceeds of $245.1 million from a private placement of senior notes. In July 2012, we completed the sale of certain gas gathering and processing assets for approximately $273.3 million.  We received $102.8 million and $91.4 million from follow on public offerings of common units in January and November 2012, respectively.  Additionally, we made certain strategic amendments to our credit facility which provides for a maximum borrowing capacity of $600.0 million under our revolving credit facility.

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

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Debt Financing Activities

On March 28, 2013, we amended and restated our credit facility to (i) increase the maximum amount of borrowings and letters of credit under the Credit Agreement from $400.0 million to $600.0 million, (ii) extend the maturity date of all amounts outstanding under the Credit Agreement from April 15, 2016 to March 28, 2018, (iii) decrease the applicable interest rate margin on committed revolver loans under the Credit Agreement as described in more detail below, (iv) adjust the financial covenants as described in more detail below, (v) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and the Partnership and certain of its subsidiaries as described in more detail below, and (vi) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below.

On February 11, 2013, we completed a private placement of $250.0 million in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. The Partnership registered the senior unsecured notes on Form S-4 filed with the SEC on April 10, 2013. We received proceeds of approximately $245.1 million, after deducting initial purchasers' discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility.

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

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013, as well as our updated risk factors contained in “Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Cash Flows and Capital Expenditures

For the three months ended March 31, 2013, cash decreased $5.1 million as a result of $65.4 million provided by operating activities ($74.1 million provided by continuing operating activities and $8.7 million used in discontinued operating activities), $85.7 million used in investing activities and $15.2 million provided by financing activities. Working capital changes positively affecting cash provided by operating activities during the first quarter of 2013 include the decrease in accounts and other receivables from December 31, 2012 to March 31, 2013. Revenues for the month of December were higher than the month of March in our Natural Gas Services segment due to seasonality, resulting in a decrease in receivables over the period. Additionally, contributing to this positive effect on cash flows from operating activities is the decrease in inventories in our Natural Gas Services segment due to the sale of our product during the winter season.  For the three months ended March 31, 2012, cash increased $8.5 million as a result of $0.1 million provided by operating activities ($0.8 million used in continuing operating activities and $0.9 million provided by discontinued operating activities), $39.1 million used in investing activities ($37.9 million used in continuing investing activities and $1.2 million used in discontinued investing activities) and $47.5 million provided by financing activities. Working capital changes negatively affecting cash provided by operating activities in 2012 include increases in product inventories in our terminalling and storage segments combined with decreases in accounts payable principally due to the timing of payments to vendors.

For the three months ended March 31, 2013, our cash flows used in investing activities of $85.7 million consisted of capital expenditures, acquisitions, investment in unconsolidated subsidiaries, return of investments from unconsolidated entities, contributions to unconsolidated entities, and proceeds from the sale of property, plant, and equipment.  For the three months ended March 31, 2012, our cash flows used in continuing investing activities of $37.9 million consisted of capital expenditures, payments for plant turnaround costs, return of investments from unconsolidated entities, contributions to unconsolidated entities, and proceeds from the sale of property, plant, and equipment.  For the three months ended March 31, 2012, our cash flows used in discontinued investing activities of $1.2 million consisted primarily of the disposal of assets, capital expenditures, and investments in and returns of investments from unconsolidated entities.

As to each period:

•
For the three months ended March 31, 2013, we spent $13.0 million for expansion capital expenditures and $1.7 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•
For the three months ended March 31, 2012, we spent $29.8 million for expansion capital expenditures and $1.2 million for maintenance capital expenditures related to continuing operations, and $0.3 million for plant turnaround costs related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our sulfur services segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements. For the three months ended March 31, 2012, we spent $0.3 million for expansion and $0.3 million for maintenance capital expenditures related to discontinued operations

For the three months ended March 31, 2013, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $20.9 million, payments of long term debt to financial lenders of $373.0 million, payments of notes payable and capital lease obligations of $0.1 million, borrowings of long-term debt under our credit facility of $418.0 million and payments of debt issuance costs of $8.8 million.

For the three months ended March 31, 2012, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $19.4 million, payments of long term debt to financial lenders of $146.0 million, payments of notes payable and capital lease obligations of $6.4 million, borrowings of long-term debt under our credit facility of $126.0 million, net proceeds from follow on public offering of $91.4 million and general partner contributions of $2.0 million.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of March 31, 2013, we had $523.2 million of outstanding indebtedness, consisting of outstanding borrowings of $423.5 million (net of unamortized discount) under our Senior Notes due in 2018 and 2021, $91.0 million under our revolving credit facility, $5.8 million under capital lease obligations, and $2.9 million under a note payable.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2013, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$91,000	$—	$—	$91,000	$—
2018 Senior unsecured notes	173,465	—	—	—	173,465
2021 Senior unsecured notes	250,000	—	—	—	250,000
Note payable	2,939	2,939
Capital leases including current maturities	5,789	253	680	4,856	—
Non-competition agreements	100	50	50	—	—
Throughput commitment	47,953	4,835	10,140	10,802	22,176
Operating leases	55,144	12,390	21,664	13,074	8,016
Interest expense: ¹
Revolving credit facility	21,566	4,323	8,645	8,598	—
2018 Senior unsecured notes	78,949	15,531	31,062	31,062	1,294
2021 Senior unsecured notes	145,000	18,125	36,250	36,250	54,375
Note payable	142	142	—	—	—
Capital leases	2,882	903	1,662	317	—
Total contractual cash obligations	$874,929	$59,491	$110,153	$195,959	$509,326

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At March 31, 2013, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

We and Martin Midstream Finance Corp., a subsidiary of us (collectively, the "Issuers"), entered into (i) an Indenture, dated as of February 11, 2013 (the “ Indenture ”) among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (ii) a Registration Rights Agreement, dated as of February 11, 2013 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, RBS Securities Inc., SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of a group of initial purchasers, in connection with a private placement to eligible purchasers of $250.0 million in aggregate principal amount of the Issuers' 7.250% senior unsecured notes due 2021 (the “Notes”).

Interest and Maturity. On February 11, 2013, the Issuers issued the Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The Notes will mature on February 15, 2021. The interest payment dates are February 15 and August 15, beginning on August 15, 2013.

Optional Redemption. Prior to February 15, 2016, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture, at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the Notes with the proceeds of certain equity offerings. Prior to February 15, 2017, the Issuers may on any one or more occasions redeem all or a part of the Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2017, the Issuers may on any one or more occasions redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on February 15, 2017, 101.813% for the twelve-month period beginning on February 15, 2018 and 100.00% for the twelve-month period beginning on February 15, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Notes.

Certain Covenants. The Indenture restricts our ability and the ability of certain of our subsidiaries to: (i) sell assets including equity interests in our subsidiaries; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions; or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of the principal of, or premium, if any, on the Notes; (iii) failure by us to comply with certain covenants relating to asset sales, repurchases of the Notes upon a change of control and mergers or consolidations; (iv) failure by us for 180 days after notice to comply with our reporting obligations under the Securities Exchange Act of 1934; (v) failure by us for 60 days after notice to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by us or any of our restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20.0 million or more, subject to a cure provision; (vii) failure by us or any of our restricted subsidiaries to pay final judgments aggregating in excess of $20.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee; and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of our restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of us. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Issuers and the Trustee, may declare the Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of us that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of us, will automatically cause the Notes to become due and payable.

Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors shall cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors will use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors will use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 360 days after February 11, 2013. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the Notes. The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes under the Registration Rights Agreement.

2018 Senior Notes

For a description of our 2018, 8.875% senior notes issued March 26, 2010, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which has subsequently been amended, including most recently on March 28, 2013 when we amended and restated our credit facility to (i) increase the maximum amount of borrowings and letters of credit under the credit facility from $400.0 million to $600.0 million, (ii) extend the maturity date of all amounts outstanding under the credit facility from April 15, 2016 to March 28, 2018, (iii) decrease the applicable interest rate margin on committed revolver loans under the credit facility as described in more detail below, (iv) adjust the financial covenants as described in more detail below, (v) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and the Partnership and certain of its subsidiaries as described in more detail below, and (vi) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below.

As of March 31, 2013, we had approximately $91.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving approximately $508.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the current period, draws on our credit facility have ranged from a low of $40.0 million to a high of $298.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows:

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 3.00 to 1.00	1.00%	2.00%	2.00%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.25%	2.25%	2.25%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.75%	2.75%	2.75%
Greater than or equal to 4.50 to 1.00	2.00%	3.00%	3.00%

The applicable margin for existing LIBOR borrowings is 2.50%.  Effective April 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective July 1, 2013, the applicable margin for existing LIBOR borrowings will remain at 2.50%. As of May 6, 2013, our weighted average interest rate on our revolving loan facility is 3.02%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 5.00 to 1.00. The maximum permitted senior leverage ratio (as defined in the credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.25 to 1.00. The minimum interest coverage ratio (as defined in the credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.75 to 1.00.

In addition, the credit facility contains various covenants, which, among other things, limit our and our subsidiaries’ ability to: (i) grant or assume liens; (ii) make investments (including investments in our joint ventures) and acquisitions; (iii) enter into certain types of hedging agreements; (iv) incur or assume indebtedness; (v) sell, transfer, assign or convey assets; (vi) repurchase our equity, make distributions and certain other restricted payments, but the credit facility permits us to make quarterly distributions to unitholders so long as no default or event of default exists under the credit facility; (vii) change the nature of our business; (viii) engage in transactions with affiliates; (ix) enter into certain burdensome agreements; (x) make certain amendments to the omnibus agreement and our material agreements; (xi) make capital expenditures; and (xii) permit our joint ventures to incur indebtedness or grant certain liens.

The credit facility contains customary events of default, including, without limitation, (i) failure to pay any principal, interest, fees, expenses or other amounts when due; (ii) failure to meet the quarterly financial covenants; (iii) failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures; (iv) the failure of any representation or warranty to be materially true and correct when made; (v) our or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount; (vi) bankruptcy or other insolvency events involving us or any of our subsidiaries; (vii) judgments against us or any of our subsidiaries, in excess of a threshold amount; (viii) certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount; (ix) a change in control (as defined in the credit facility); and (x) the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral.

The credit facility also contains certain default provisions relating to Martin Resource Management. If Martin Resource Management no longer controls our general partner, the lenders under the credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management under its credit facility could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us.

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

As of May 6, 2013, our outstanding indebtedness includes $105.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2013 or 2012.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.75% as of March 31, 2013.  As of May 6, 2013, we had total indebtedness outstanding under our credit facility of $105.0 million, all of which was unhedged floating rate debt. As of May 6, 2013, our weighted average interest rate on our revolving loan facility is 3.02%. Based on the amount of unhedged floating rate debt owed by us on March 31, 2013, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.1 million annually.

We are not exposed to changes in interest rates with respect to our Senior Notes due in 2018 and 2021 as these obligations are fixed rates.  The estimated fair value of the Senior Notes was approximately $446.7 million as of March 31, 2013, based on market prices of similar debt at March 31, 2013.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $16.7 million decrease in fair value of our long-term debt at March 31, 2013.

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

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 16 in Part I of this Form 10-Q and in Item 5 below.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2013.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: May 6, 2013	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

3.1
Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2
Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of November 25, 2009 (filed as Exhibit 10.1 to the Partnership's Amendment to Current Report on Form 8-K/A (SEC File No. 000-50056), filed January 19, 2010, and incorporated herein by reference).

3.3
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated January 31, 2011 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 1, 2011, and incorporated herein by reference).

3.4
Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated October 2, 2012 (filed as Exhibit 10.5 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

3.5
Certificate of Limited Partnership of Martin Operating Partnership L.P. (the “Operating Partnership”), dated June 21, 2002 (filed as Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.6
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated November 6, 2002 (filed as Exhibit 3.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

3.7
Certificate of Formation of Martin Midstream GP LLC (the “General Partner”), dated June 21, 2002 (filed as Exhibit 3.5 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.8
Limited Liability Company Agreement of the General Partner, dated June 21, 2002 (filed as Exhibit 3.6 to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-91706), filed July 1, 2002, and incorporated herein by reference).

3.9
Certificate of Formation of Martin Operating GP LLC (the “Operating General Partner”), dated June 21, 2002 (filed as Exhibit 3.7 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

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

4.3
Indenture, dated as of March 26, 2010, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed March 26, 2010, and incorporated herein by reference).

4.4
First Supplemental Indenture, to the Indenture dated as of March 26, 2010, dated as of February 11, 2013, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as Exhibit 4.4 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 4, 2013, and incorporated herein by reference).

4.5
First Indenture (including form of 7.250% Senior Notes due 2021), dated as of February 11, 2013, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form
8-K (SEC File No. 000-50056), filed February 12, 2013, and incorporated herein by reference).

4.6
Registration Rights Agreement, dated as of February 11, 2013, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 4.2 to the Partnership's Current Report on Form 8-K (SEC File no. 000-50056), filed February 12, 2013, and incorporated herein by reference).

10.1
Third Amended and Restated Credit Agreement, dated March 28, 2013, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed April 3, 2013 and incorporated herein by reference).

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