Form 10-Q
period 2013-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2013-08-05
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at August 5, 2013, was 26,624,276.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash	$17	$5,162
Accounts and other receivables, less allowance for doubtful accounts of $2,856 and $2,805, respectively	123,994	190,652
Product exchange receivables	1,722	3,416
Inventories	93,313	95,987
Due from affiliates	31,000	13,343
Other current assets	6,313	2,777
Assets held for sale	750	3,578
Total current assets	257,109	314,915

Property, plant and equipment, at cost	849,238	767,344
Accumulated depreciation	(278,706)	(256,963)
Property, plant and equipment, net	570,532	510,381

Goodwill	19,616	19,616
Investment in unconsolidated entities	183,229	154,309
Debt issuance costs, net	17,180	10,244
Other assets, net	8,432	3,531
	$1,056,098	$1,012,996

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$3,185	$3,206
Trade and other accounts payable	110,788	140,045
Product exchange payables	10,976	12,187
Due to affiliates	3,405	3,316
Income taxes payable	1,614	10,239
Accrued interest payable	11,071	4,492
Other accrued liabilities	6,112	4,997
Total current liabilities	147,151	178,482

Long-term debt and capital leases, less current installments	565,006	474,992
Other long-term obligations	2,050	1,560
Total liabilities	714,207	655,034

Partners’ capital	341,891	357,962
Commitments and contingencies
	$1,056,098	$1,012,996

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012[1]	2013	2012[1]
Revenues:
Terminalling and storage *	$27,420	$21,046	$56,311	$41,232
Marine transportation *	25,497	20,714	50,477	41,576
Sulfur services	3,001	2,925	6,002	5,851
Product sales: *
Natural gas services	187,200	164,817	446,309	336,928
Sulfur services	57,895	64,168	125,279	135,794
Terminalling and storage	57,175	60,176	107,496	120,791
	302,270	289,161	679,084	593,513
Total revenues	358,188	333,846	791,874	682,172

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	181,523	163,043	430,301	330,242
Sulfur services *	44,786	47,350	97,583	102,310
Terminalling and storage *	50,273	54,464	94,088	108,110
	276,582	264,857	621,972	540,662
Expenses:
Operating expenses *	43,035	34,443	86,395	71,454
Selling, general and administrative *	6,383	5,639	13,413	11,410
Depreciation and amortization	12,353	10,070	24,246	20,023
Total costs and expenses	338,353	315,009	746,026	643,549

Other operating income	424	378	796	373
Operating income	20,259	19,215	46,644	38,996

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	73	799	(301)	1,032
Interest expense	(10,940)	(8,839)	(19,998)	(16,495)
Debt prepayment premium	—	(2,219)	—	(2,470)
Other, net	(14)	256	(23)	548
Total other expense	(10,881)	(10,003)	(20,322)	(17,385)

Net income before taxes	9,378	9,212	26,322	21,611
Income tax expense	(300)	(1,168)	(607)	(2,825)
Income from continuing operations	9,078	8,044	25,715	18,786
Income from discontinued operations, net of income taxes	—	1,984	—	3,709
Net income	9,078	10,028	25,715	22,495
Less General Partner's interest in net income	(181)	(1,544)	(514)	(3,155)
Less pre-acquisition income allocated to Parent	—	(2,836)	—	(4,774)
Less income allocable to unvested restricted units	(23)	—	(66)	—
Limited partners' interest in net income	$8,874	$5,648	$25,135	$14,566

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
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012[1]	2013	2012[1]
Revenues:
Terminalling and storage	$17,485	$14,805	$34,813	$30,080
Marine transportation	6,042	4,446	12,885	9,303
Product Sales	1,839	1,958	3,048	4,147
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	7,036	7,707	15,592	12,022
Sulfur services	4,441	3,970	8,975	8,401
Terminalling and storage	14,189	10,695	26,150	23,344
Expenses:
Operating expenses	17,534	14,392	35,508	28,208
Selling, general and administrative	4,170	2,828	8,588	5,494

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012[1]	2013	2012[1]
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$8,874	$4,090	$25,135	$11,518
Discontinued operations	—	1,558	—	3,048
	$8,874	$5,648	$25,135	$14,566
General partner interest:
Continuing operations	$181	$1,118	$514	$2,494
Discontinued operations	—	426	—	661
	$181	$1,544	$514	$3,155

Net income attributable to limited partners:
Basic:
Continuing operations	$0.33	$0.18	$0.95	$0.51
Discontinued operations	—	0.07	—	0.13
	$0.33	$0.25	$0.95	$0.64
Weighted average limited partner units - basic	26,558	23,103	26,561	22,839
Diluted:
Continuing operations	$0.33	$0.18	$0.95	$0.51
Discontinued operations	—	0.07	—	0.13
	$0.33	$0.25	$0.95	$0.64
Weighted average limited partner units - diluted	26,579	23,104	26,577	22,842

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012[1]	2013	2012[1]
Net income	$9,078	$10,028	$25,715	$22,495
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	—	—	126
Commodity cash flow hedging losses reclassified to earnings	—	(499)	—	(689)
Other comprehensive income	—	(499)	—	(563)
Comprehensive income	$9,078	$9,529	$25,715	$21,932

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Parent Net Investment[1]	Common Limited		General Partner	Accumulated Other Comprehensive Income
		Units	Amount	Amount	(Loss)	Total
Balances - January 1, 2012	$51,571	20,471,776	$279,562	$5,428	$626	$337,187

Net income	4,774	—	14,566	3,155	—	22,495

Follow-on public offering	—	2,645,000	91,361	—	—	91,361

General partner contribution	—	—	—	1,951	—	1,951

Cash distributions	—	—	(35,253)	(3,635)	—	(38,888)

Unit-based compensation	—	—	118	—	—	118

Purchase of treasury units		—	(221)	—	—	(221)

Adjustment in fair value of derivatives	—	—	—	—	(563)	(563)

Balances - June 30, 2012	$56,345	23,116,776	$350,133	$6,899	$63	$413,440

Balances - January 1, 2013	$—	26,566,776	$349,490	$8,472	$—	$357,962

Net income	—	—	25,201	514	—	25,715

Issuance of restricted units	—	63,750	—	—	—	—

Forfeiture of restricted units	—	(250)	—	—	—	—

General partner contribution	—	—	—	37	—	37

Cash distributions	—	—	(41,135)	(917)	—	(42,052)

Unit-based compensation	—	—	479	—	—	479

Purchase of treasury units		(6,000)	(250)	—	—	(250)

Balances - June 30, 2013	$—	26,624,276	$333,785	$8,106	$—	$341,891

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012[1]
Cash flows from operating activities:
Net income	$25,715	$22,495
Less: Income from discontinued operations	—	(3,709)
Net income from continuing operations	25,715	18,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,246	20,023
Amortization of deferred debt issuance costs	2,075	1,931
Amortization of debt discount	153	427
Deferred taxes	—	267
(Gain) loss on sale of property, plant and equipment	(796)	3
Equity in (earnings) loss of unconsolidated entities	301	(1,032)
Unit-based compensation	479	118
Other	6	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	66,658	21,253
Product exchange receivables	1,694	9,517
Inventories	4,946	(13,866)
Due from affiliates	(17,657)	(16,729)
Other current assets	(3,530)	868
Trade and other accounts payable	(29,256)	(11,959)
Product exchange payables	(1,211)	(21,534)
Due to affiliates	89	11,967
Income taxes payable	53	22
Other accrued liabilities	1,115	(1,282)
Accrued interest payable	6,579	(540)
Change in other non-current assets and liabilities	(563)	(574)
Net cash provided by continuing operating activities	81,096	17,666
Net cash provided by (used in) discontinued operating activities	(8,678)	5,210
Net cash provided by operating activities	72,418	22,876
Cash flows from investing activities:
Payments for property, plant and equipment	(28,621)	(51,373)
Acquisitions	(63,004)	—
Payments for plant turnaround costs	—	(2,403)
Proceeds from sale of property, plant and equipment	4,719	23
Milestone distributions from ECP	—	2,208
Return of investments from unconsolidated entities	1,357	4,297
Contributions to unconsolidated entities	(30,578)	(18,123)
Net cash used in continuing investing activities	(116,127)	(65,371)
Net cash used in discontinued investing activities	—	(2,003)
Net cash used in investing activities	(116,127)	(67,374)
Cash flows from financing activities:
Payments of long-term debt	(439,000)	(217,000)
Payments of notes payable and capital lease obligations	(160)	(6,453)
Proceeds from long-term debt	529,000	216,000
Net proceeds from follow on offering	—	91,361
General partner contribution	37	1,951
Purchase of treasury units	(250)	(221)
Decrease in affiliate funding of investments in unconsolidated entities	—	(2,208)
Payment of debt issuance costs	(9,011)	(204)
Cash distributions paid	(42,052)	(38,888)
Net cash provided by financing activities	38,564	44,338
Net decrease in cash	(5,145)	(160)
Cash at beginning of period	5,162	266
Cash at end of period	$17	$106
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
June 30, 2013
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2012 filed on March 28, 2013.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

As discussed in Note 4, on July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas Systems I, L.P. (“Prism Gas”), a wholly-owned subsidiary of the Partnership.  These assets, along with additional gathering and processing assets discussed in Note 4, are collectively referred to as the “Prism Assets.”  The Partnership has retrospectively adjusted its prior period consolidated and condensed financial statements to comparably classify the amounts related to the operations and cash flows of the Prism Assets as discontinued operations.

On October 2, 2012, the Partnership, which owned 10.74% of the Class A interests and 100% of the Class B interests, acquired all of the remaining Class A interests in Redbird Gas Storage LLC (“Redbird”) from Martin Underground Storage, Inc., (“MUS”) a subsidiary of Martin Resource Management Corporation (“Martin Resource Management” or “Parent”). In 2011, the Partnership and Martin Resource Management formed Redbird, a natural gas storage joint venture to invest in Cardinal Gas Storage Partners LLC (“Cardinal”).  Cardinal is a joint venture between Redbird and Energy Capital Partners (“ECP”) that is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi.

On October 2, 2012, the Partnership acquired from Cross Oil Refining and Marketing, Inc. (“Cross”), a wholly-owned subsidiary of Martin Resource Management, certain specialty lubricant product blending and packaging assets (“Blending and Packaging Assets”).

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
June 30, 2013
(Unaudited)

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the provisions of Accounting Standards Codification (“ASC”) 220 related to accumulated other comprehensive income, which does not change the current requirements for reporting net income or other comprehensive income in financial statements. The standard requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This amended guidance was adopted by the Partnership effective January 1, 2013.  As this new guidance only requires enhanced disclosure, adoption did not impact the Partnership's financial position or results of operations.

(3)	Acquisitions

NL Grease, LLC

On June 13, 2013, the Partnership acquired certain assets of NL Grease, LLC (“NLG”) for $12,203. NLG is a Kansas City, Missouri based grease manufacturer that specializes in private-label packaging of commercial and industrial greases. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. The assets acquired by the Partnership were recorded in the Terminalling and Storage segment at fair value of $12,203 in the following preliminary purchase price allocation:

Inventory and other current assets	$1,572
Property, plant and equipment	5,964
Other assets	5,113
Other long-term obligations	(446)
Total	$12,203

The purchase price allocation resulted in the recognition of $5,113 in definite-lived intangible assets with no residual value, including $2,418 of technology, $2,218 attributable to a customer list, and $477 attributable to a non-compete agreement. The amounts assigned to technology, the customer list, and the non-compete agreement are amortized over the estimated useful life of ten years, three years, and five years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximatelysix years.

The Partnership's results of operations included revenues of $521 and a net loss of $156 for the three and six months ended June 30, 2013 related to the NLG acquisition.

The Partnership has not obtained all of the information necessary to finalize the purchase price allocation. The final purchase price allocation is expected to be completed during the third quarter of 2013.

NGL Marine Equipment Purchase

On February 28, 2013, the Partnership purchased from affiliates of Florida Marine Transporters, Inc. six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50,801, of which the commercial push boats totaling $8,201 were allocated to property, plant and equipment in the Partnership's Marine Transportation segment and the six pressure barges totaling $42,600 were allocated to property, plant and equipment in the Partnership's Natural Gas Services segment. The purchase was funded with borrowings under the Partnership's revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

Talen's Marine & Fuel LLC

On December 31, 2012, the Partnership acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from QEP Marine Fuel Investment, LLC and QEP Marine Fuel Holdings, Inc. (collectively referred to as “Quintana Energy Partners”) for $103,368, subject to certain post-closing adjustments, including the assumption of a note payable in the amount of $2,971. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. Additionally, as required by ASC 805, the Partnership expensed acquisition related costs, of which $58 were recorded in selling, general and administrative expenses for the six months ended June 30, 2013. Through this acquisition, the Partnership acquired certain terminalling facilities and other terminalling related assets located along the Texas and Louisiana gulf coast. The purchase was funded by borrowings under the Partnership's revolving credit facility. Simultaneous with the acquisition, the Partnership sold certain working capital-related assets and a customer relationship intangible asset to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56,000. Due to the Talen's acquisition, MES entered into various service agreements with Talen's pursuant to which the Partnership provides certain terminalling and marine services to MES. The excess carrying value of the assets over the purchase price paid by Martin Resource Management at the sales date was $4,268 and was recorded as an adjustment to partners' capital. The remaining net assets retained by the Partnership were recorded in the Terminalling and Storage segment at fair value of $43,100 in the following preliminary purchase price allocation:

Purchase price paid to acquire Talen's	$103,368
Less proceeds received from Martin Resource Management for assets sold (described above)	(56,000)
Less excess of carrying value of assets sold to Martin Resource Management over the purchase price paid by Martin Resource Management	(4,268)
Total	$43,100

Cash	$5,096
Accounts and other receivables, net	2,682
Other current assets	1,547
Assets held for sale	3,578
Property, plant and equipment	23,838
Goodwill	11,279
Notes payable	(2,971)
Current liabilities	(1,480)
Other long-term obligations	(469)
Total	$43,100

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.

The Partnership's results of operations included revenues of $1,232 and net income of $39 for the three months ended June 30, 2013 and revenues of $2,672 and net income of $557 for the six months ended June 30, 2013 related to the Talen's acquisition.

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
June 30, 2013
(Unaudited)

Accounts and other receivables, net	$20,599
Inventory	18,730
Other current assets	769
Property, plant and equipment, net	24,692
Current liabilities	(2,424)
Total	$62,366

The excess purchase price over the historical carrying value of the assets at the acquisition date was $60,308 and was recorded as an adjustment to partners' capital.

Redbird Class A Interests

On October 2, 2012, the Partnership acquired from MUS all of the remaining Class A interests in Redbird for $150,000 in cash. The Partnership began making Class A investments in Redbird during the fourth quarter of 2011. Prior to the transaction, the Partnership owned a 10.74% Class A interest and a 100% Class B interest in Redbird. The purchase was funded by borrowings under the Partnership's revolving credit facility. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these interests was recorded at the historical carrying value of the interests at the acquisition date. The Partnership recorded an investment in unconsolidated entities of $68,233 and the excess of the purchase price over the carrying value of the Class A interests of $81,767 was recorded as an adjustment to partners' capital.

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

The Prism Assets’ operating results, which are included within income from discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues from third parties[1]	$—	$28,672	$—	$57,574
Total costs and expenses, excluding depreciation and amortization	—	(27,677)	—	(56,101)
Depreciation and amortization	—	(925)	—	(2,320)
Other operating income	—	—	—	10
Equity in earnings of Waskom, Matagorda, and PIPE	—	1,769	—	4,234
Income from discontinued operations before income taxes	—	1,839	—	3,397
Income tax benefit	—	(145)	—	(312)
Income from discontinued operations, net of income taxes	$—	$1,984	$—	$3,709

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

1 Total revenues from third parties excludes intercompany revenues of $0, $9,713, $0, and $23,146 for the three months ended June 30, 2013 and 2012, and six months ended June 30, 2013 and 2012, respectively.

(5)	Inventories

Components of inventories at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Natural gas liquids	$36,933	$33,610
Sulfur	7,597	14,892
Sulfur based products	14,890	17,824
Lubricants	29,607	27,366
Other	4,286	2,295
	$93,313	$95,987

(6)	Investments in Unconsolidated Entities and Joint Ventures

As discussed in detail in Note 4, the Partnership sold its 50% interests in Waskom, Matagorda, and PIPE in 2012. The equity in earnings associated with these investments during the period owned is recorded in income from discontinued operations for the three and six months ended June 30, 2012.

On May 1, 2008, certain assets and liabilities were contributed to acquire a 50% ownership interest in Cardinal. In conjunction with this transaction, ECP contributed cash for a 50% ownership interest in Cardinal.

The initial carrying amount of the investment in Cardinal was less than the contributed underlying net assets. Of the basis difference, $1,250 relates to differences in the carrying value of fixed assets contributed as compared to amounts recorded by Cardinal, and is being amortized over 40 years, the approximate useful life of the underlying assets. Such amortization amounted to $8 and $16 for each of the three and six months ended June 30, 2013 and 2012, respectively. The remaining basis difference is a permanent difference that will be realized upon sale of the investment in Cardinal.

On May 24, 2011, Redbird was formed to hold membership interests in Cardinal. On May 27, 2011, initial contributions consisted of all of Martin Resource Management’s membership interests in Cardinal for 100% of the Class A interests in Redbird. Simultaneously, the Partnership acquired 100% of the Class B interests in Redbird for approximately $59,319. Concurrent with the closing of this transaction, Redbird contributed the cash to Cardinal which used the cash, along with a contribution from ECP, to acquire all of the outstanding equity interests in Monroe Gas Storage Company, LLC as well as an option on development rights to an adjacent depleted reservoir facility. As discussed in Note 3, on October 2, 2012, the Partnership, acquired the remaining Class A interests in Redbird from Martin Resource Management. As this acquisition is considered a transfer of net assets between entities under common control, the acquisition is recorded at the historical carrying value of these assets at that date. The Partnership is required to retrospectively update its historical financial statements to include the activities of the Class A interests in Redbird as of the date of common control. The Partnership's accompanying historical financial statements for the three and six months ended June 30, 2012 have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the Redbird Class A interests as if the Partnership owned these assets for these periods.

At June 30, 2013, Redbird owned an unconsolidated 42.19% interest in Cardinal.  Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

At June 30, 2013, the Partnership owned an unconsolidated 50% interest in Caliber Gathering, LLC (“Caliber”).

During the second quarter of 2012, the Partnership acquired an unconsolidated 50% interest in Pecos Valley Producer Services LLC (“Pecos Valley”). The Partnership sold its interest in Pecos Valley during the third quarter of 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

During March 2013, the Partnership acquired 100% of the preferred interests in Martin Energy Trading LLC (“MET”), a subsidiary of Martin Resource Management, for $15,000.

These investments are accounted for by the equity method.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s consolidated and condensed balance sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s consolidated and condensed statements of operations:

	June 30, 2013	December 31, 2012
Redbird	$167,392	$153,749
MET	15,594	—
Caliber	243	560
Total investment in unconsolidated entities	$183,229	$154,309

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in earnings of Waskom[1]	$—	$1,559	$—	$3,884
Equity in earnings of PIPE[1]	—	(21)	—	(69)
Equity in earnings of Matagorda[1]	—	231	—	419
Equity in earnings of discontinued operations	—	1,769	—	4,234
Equity in earnings of Redbird	(362)	832	(578)	1,065
Equity in earnings of MET	594	—	594	—
Equity in earnings of Caliber	(159)	(21)	(317)	(21)
Equity in earnings of Pecos Valley	—	(12)	—	(12)
Equity in earnings of unconsolidated entities	73	799	(301)	1,032
Total equity in earnings of unconsolidated entities	$73	$2,568	$(301)	$5,266

¹ For the three and six months ended June 30, 2012, the financial information for Waskom, Matagorda, and PIPE is included in the consolidated and condensed statement of operations and cash flows as discontinued operations.

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of December 31,		Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Partners' Capital	Revenues	Net Income	Revenues	Net Income
2012
Waskom	$—	$—	$27,207	$3,394	$58,491	$8,318

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Partners' Capital	Revenues	Net Income	Revenues	Net Income
2013
Cardinal	$768,193	$475,541	$10,708	$(392)	$18,795	$59
	As of December 31
2012
Cardinal	$694,767	$457,297	$7,898	$(2,343)	$17,067	$(1,733)

As of June 30, 2013 and December 31, 2012, the Partnership’s interest in cash of the unconsolidated equity-method investees was $2,996 and $1,265, respectively.

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

Due to the sale of the Prism Assets during 2012, the Partnership terminated and settled all of its commodity derivative instruments during the second quarter of 2012.  For the three and six months ended June 30, 2012, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings (income from discontinued operations) and in accumulated other comprehensive income as a component of partners’ capital.

(b)    Impact of Commodity Cash Flow Hedges

Crude Oil. For the three and six months ended June 30, 2012, net gains and losses on swap hedge contracts increased crude revenue (included in income from discontinued operations) by $618 and $533, respectively.

Natural Gas. For the three and six months ended June 30, 2012, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $533 and $736, respectively.

Natural Gas Liquids. For the three and months ended June 30, 2012, net gains and losses on swap hedge contracts decreased liquids revenue (included in income from discontinued operations) by $1,116 and $1,061, respectively.

For information regarding gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations For the Three Months Ended June 30, 2013 and 2012
			Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$—	Income from Discontinued Operations	$—	$499	Income from Discontinued Operations	$—	$—
Total derivatives designated as hedging instruments	$—	$—		$—	$499		$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Income from Discontinued Operations	$—	$1,768
Total derivatives not designated as hedging instruments		$—	$1,768

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations For the Six Months Ended June 30, 2013 and 2012
			Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$126	Income from Discontinued Operations	$—	$685	Income from Discontinued Operations	$—	$4
Total derivatives designated as hedging instruments	$—	$126		$—	$685		$—	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Income from Discontinued Operations	$—	$1,641
Total derivatives not designated as hedging instruments		$—	$1,641

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$184,501	$—	$184,501	$—
2021 Senior unsecured notes	258,105	—	258,105	—
Total liabilities	$442,606	$—	$442,606	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$187,066	$—	$187,066	$—
Total liabilities	$187,066	$—	$187,066	$—

FASB ASC 825-10-65, Disclosures about Fair Value of Financial Instruments, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Partnership’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table above.

•
Long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The estimated fair value of the senior unsecured notes

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

is based on market prices of similar debt. The carrying amount of the Partnership's note payable to bank as of June 30, 2013 is not deemed to be significantly different than the fair value.

(9)	Long-Term Debt and Capital Leases

At June 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
$600,000 Revolving loan facility at variable interest rate (2.97%* weighted average at June 30, 2013), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$136,000	$296,000
$200,000** Senior notes, 8.875% interest, net of unamortized discount of $1,458 and $1,612, respectively, issued March 2010 and due April 2018, unsecured	173,542	173,388
$250,000 Senior notes, 7.250% interest, issued February 2013 and due February 2021, unsecured	250,000	—
$3,315 Note payable to bank, interest rate at 4.75%, maturity date of October 2029, unsecured	2,914	2,971
Capital lease obligations	5,735	5,839
Total long-term debt and capital lease obligations	568,191	478,198
Less current installments	3,185	3,206
Long-term debt and capital lease obligations, net of current installments	$565,006	$474,992

     * Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings is 2.50%.  Effective July 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective October 1, 2013, the applicable margin for existing LIBOR borrowings will remain at 2.50%. As of August 5, 2013, the Partnership's weighted average interest rate on its revolving loan facility is 3.16%.

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

On February 11, 2013, the Partnership completed a private placement of $250,000 in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. The Partnership has filed a registration statement on Form S-4 with the SEC to exchange the Notes for registered 7.250% senior unsecured notes due February 2021. The exchange offer was completed on July 31, 2013.

The Partnership paid cash interest in the amount of $9,391 and $14,343 for the three months ended June 30, 2013 and 2012, respectively.  The Partnership paid cash interest in the amount of $11,608 and $16,751 for the six months ended June 30, 2013 and 2012, respectively.  Capitalized interest was $238 and $270 for the three months ended June 30, 2013 and 2012, respectively. Capitalized interest was $418 and $624 for the six months ended June 30, 2013 and 2012, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

(10)	Partners' Capital

As of June 30, 2013, partners’ capital consisted of 26,624,276 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 5,093,267 of the Partnership's common limited partnership units representing approximately 19.1% of the Partnership's outstanding common limited partnership units and a 2% general partnership interest.

The partnership agreement of the Partnership (the “Partnership Agreement”) contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

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

Incentive Distribution Rights

The Partnership’s general partner, Martin Midstream GP LLC, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the General Partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. No incentive distributions were allocated to the general partner from July 1, 2012 (which would have been payable to the general partner on November 14, 2012 for the third quarter of 2012 distribution) through June 30, 2013. As of June 30, 2013, the amount of incentive distributions the general partner has foregone is $5,397, resulting in an amount remaining of $12,603.

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

For the three months ended June 30, 2013 and 2012, the general partner received $0 and $1,429, respectively, in incentive distributions. For the six months ended June 30, 2013 and 2012, the general partner received $0 and $2,857, respectively, in incentive distributions.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Continuing operations:
Net income attributable to Martin Midstream Partners L.P.	$9,078	$8,044	$25,715	$18,786
Less pre-acquisition income allocated to Parent	—	2,836	—	4,774
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	1,034	—	2,259
Distributions payable on behalf of general partner interest	461	282	917	615
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(280)	(198)	(403)	(380)
Less income allocable to unvested restricted units	23	—	66	—
Limited partners’ interest in net income	$8,874	$4,090	$25,135	$11,518

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$—	$1,984	$—	$3,709
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	394	—	598
Distributions payable on behalf of general partner interest	—	107	—	163
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	—	(75)	—	(100)
Limited partners’ interest in net income	$—	$1,558	$—	$3,048

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

The weighted average units outstanding for basic net income per unit were 26,558,028 and 26,561,218 for the three and six months ended June 30, 2013, respectively, and 23,102,534 and 22,839,470 for the three and six months ended June 30, 2012, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 21,284 and 15,496 for the three and six months ended June 30, 2013, respectively, and 1,562 and 2,688 for the three and six months ended June 30, 2012, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(11)	Related Party Transactions

As of June 30, 2013, Martin Resource Management owns 5,093,267 of the Partnership’s common units representing approximately 19.1% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner is a wholly-owned subsidiary of Martin Resource Management.  The Partnership’s general partner owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2013, of approximately 19.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

Omnibus Agreement

               Omnibus Agreement.   The Partnership and its general partner are parties to an omnibus agreement dated November 1, 2002, with Martin Resource Management (the “Omnibus Agreement”) that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and the Partnership’s use of certain of Martin Resource Management’s trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management.

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
June 30, 2013
(Unaudited)

•providing marine transportation of petroleum products and by-products;

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	operating an underground NGL storage facility in Arcadia, Louisiana;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	building and marketing sulfur processing equipment;

◦	supplying employees and services for the operation of the Partnership's business;

◦
operating, for its account and the Partnership's account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at the Partnership's Stanolind terminal; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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
June 30, 2013
(Unaudited)

amount the Partnership is required to reimburse Martin Resource Management for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.

Effective October 1, 2012, through December 31, 2013, the conflicts committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $10,622.  The Partnership reimbursed Martin Resource Management for $2,655 and $5,311 of indirect expenses for the three and six months ended June 30, 2013, respectively.  The Partnership reimbursed Martin Resource Management for $1,645 and $3,291 of indirect expenses for the three and six months ended June 30, 2012, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Term and Pricing. The agreement has an initial term that expired in December 2007 but automatically renews for consecutive one year periods unless either party terminates the agreement by giving written notice to the other party at least 30 days prior to the expiration of the then-applicable term.  The Partnership has the right to terminate this agreement at any time by providing 90 days prior notice. These rates are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, during the term of the agreement, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an agreement with Cross, originally dated November 25, 2009, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The Tolling Agreement, which has subsequently been amended, has a 22 year term which expires November 25, 2031.   Under this Tolling Agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the Tolling Agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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
June 30, 2013
(Unaudited)

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Terminalling and storage	$17,485	$14,805	$34,813	$30,080
Marine transportation	6,042	4,446	12,885	9,303
Product sales:
Natural gas services	—	30	9	105
Sulfur services	1,518	1,645	2,651	3,360
Terminalling and storage	321	283	388	682
	1,839	1,958	3,048	4,147
	$25,366	$21,209	$50,746	$43,530

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$7,036	$7,707	$15,592	$12,022
Sulfur services	4,441	3,970	8,975	8,401
Terminalling and storage	14,189	10,695	26,150	23,344
	$25,666	$22,372	$50,717	$43,767

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Expenses:
Operating expenses
Marine transportation	$9,505	$7,002	$19,563	$13,981
Natural gas services	469	444	954	915
Sulfur services	1,935	1,985	4,290	3,302
Terminalling and storage	5,625	4,961	10,701	10,010
	$17,534	$14,392	$35,508	$28,208

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

Selling, general and administrative:
Marine transportation	$15	$27	$30	$32
Natural gas services	409	382	988	686
Sulfur services	806	735	1,612	1,446
Terminalling and storage	283	39	644	39
Indirect overhead allocation, net of reimbursement	2,657	1,645	5,314	3,291
	$4,170	$2,828	$8,588	$5,494

(12)	Income Taxes

Except as discussed below, the operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners. The activities of the Blending and Packaging Assets prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Blending and Packaging Assets' operating results for the three and six months ended June 30, 2012.

Woodlawn Pipeline Co., Inc (“Woodlawn”), a former subsidiary of the Partnership, was subject to income taxes due to its corporate structure. The assets of Woodlawn were included in the Prism Assets disposed of during 2012. The entity was liquidated on December 31, 2012. Income tax expense related to Woodlawn is recorded in discontinued operations.  A current state income tax expense of $3 and $5 related to Woodlawn was recorded for the three and six months ended June 30, 2012, respectively.

The Partnership established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired Woodlawn assets and liabilities at the date of acquisition. The basis differences related primarily to property, plant and equipment. A deferred tax benefit related to the Woodlawn basis differences of $152 and $321 was recorded for the three and six months ended June 30, 2012, respectively. A deferred tax liability of $7,336 related to the basis differences existed at June 30, 2012. The deferred tax liability related to the Prism Assets was reversed upon the sale of those assets.

Effective January 1, 2007, the Partnership became subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $300 and $607 were recorded in continuing operations current income tax expense for the three and six months ended June 30, 2013 and $307 and $572 for the three and six months ended June 30, 2012, respectively.

The components of income tax expense (benefit) from operations recorded for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Federal	$—	$491	$—	$1,709
State	300	417	607	859
	300	908	607	2,568
Deferred:
Federal	—	115	—	(55)
Total income tax expense	$300	$1,023	$607	$2,513

Total income tax expense was allocated to continuing and discontinued operations as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

Income tax expense (benefit) from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Federal	$—	$487	$—	$1,705
State	300	414	607	854
	300	901	607	2,559
Deferred:
Federal	—	267	—	266
Total income tax expense from continuing operations	$300	$1,168	$607	$2,825

Income tax expense (benefit) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Federal	$—	$4	$—	$4
State	—	3	—	5
	—	7	—	9
Deferred:
Federal	—	(152)	—	(321)
Total income tax (benefit) from discontinued operations	$—	$(145)	$—	$(312)

(13)	Business Segments

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three Months Ended June 30, 2013
Terminalling and storage	$85,762	$(1,167)	$84,595	$7,297	$8,635	$12,319
Natural gas services	188,715	—	188,715	554	4,930	—
Sulfur services	60,896	—	60,896	1,957	7,701	422
Marine transportation	25,021	(1,039)	23,982	2,545	2,541	1,165
Indirect selling, general and administrative	—	—	—	—	(3,548)	—
Total	$360,394	$(2,206)	$358,188	$12,353	$20,259	$13,906

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (loss) after eliminations	Capital Expenditures
Three Months Ended June 30, 2012
Terminalling and storage	$82,398	$(1,176)	$81,222	$5,223	$6,899	$19,210
Natural gas services	164,817	—	164,817	144	(33)	253
Sulfur services	67,093	—	67,093	1,782	13,420	667
Marine transportation	21,466	(752)	20,714	2,921	1,278	208
Indirect selling, general and administrative	—	—	—	—	(2,349)	—
Total	$335,774	$(1,928)	$333,846	$10,070	$19,215	$20,338

Six Months Ended June 30, 2013
Terminalling and storage	$166,115	$(2,308)	$163,807	$14,393	$18,618	$26,368
Natural gas services	448,154	—	448,154	846	13,392	115
Sulfur services	131,281	—	131,281	3,923	17,045	623
Marine transportation	50,253	(1,621)	48,632	5,084	5,080	1,515
Indirect selling, general and administrative	—	—	—	—	(7,491)	—
Total	$795,803	$(3,929)	$791,874	$24,246	$46,644	$28,621

Six Months Ended June 30, 2012
Terminalling and storage	$164,374	$(2,351)	$162,023	$10,199	$13,678	$43,534
Natural gas services	336,928	—	336,928	287	3,187	268
Sulfur services	141,645	—	141,645	3,575	27,047	1,655
Marine transportation	43,033	(1,457)	41,576	5,962	(149)	5,916
Indirect selling, general and administrative	—	—	—	—	(4,767)	—
Total	$685,980	$(3,808)	$682,172	$20,023	$38,996	$51,373

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

The Partnership's assets by reportable segment, which exclude assets held for sale of $750 and $3,578, respectively, as of June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
Total assets:
Terminalling and storage	$406,874	$376,330
Natural gas services	340,954	331,064
Sulfur services	147,842	155,639
Marine transportation	160,428	149,963
Total assets	$1,056,098	$1,012,996

(14)	Unit Based Awards

The Partnership recognizes compensation cost related to stock-based awards to employees in its consolidated financial statements in accordance with certain provisions of ASC 718. The Partnership recognizes compensation costs related to stock-based awards to directors under certain provisions of ASC 505-50-55 related to equity-based payments to non-employees.  Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employees	$155	$143	$351	$167
Non-employee directors	68	118	128	150
Total unit-based compensation expense	$223	$261	$479	$317

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2013 is provided below:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2013
(Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	13,248	$39.85
Granted	63,750	$32.29
Vested	(4,500)	$39.46
Forfeited	(250)	31.06
Non-Vested, end of period	72,248	$33.23

Aggregate intrinsic value, end of period	$3,185

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2013 and 2012 are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Aggregate intrinsic value of units vested	$—	$11	$153	$214
Fair value of units vested	$—	$—	$157	$214

As of June 30, 2013, there was $2,041 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.58 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of August 5, 2013, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(15)	Condensed Consolidating Financial Information

Martin Operating Partnership L.P. (the “Operating Partnership”), the Partnership’s wholly-owned subsidiary, has issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time. The guarantees that have been issued are full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership.

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

Quarterly Distribution. On July 25, 2013, the Partnership declared a quarterly cash distribution of $0.78 per common unit for the second quarter of 2013, or $3.12 per common unit on an annualized basis, which will be paid on August 14, 2013 to unitholders of record as of August 7, 2013.

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

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States (“U.S.”) Gulf Coast region. Our four primary business lines include:

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2013, Martin Resource Management owned 19.1% of our total outstanding common limited partner units. Furthermore, it owns and controls our general partner, which owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership and control of our general partner.

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

NL Grease, LLC. On June 13, 2013, we acquired certain assets of NL Grease, LLC (“NLG”) for approximately $12.2 million. NLG is a Kansas City, Missouri based grease manufacturer that specializes in private-label packaging of commercial and industrial greases. This transaction was funded by borrowings under our revolving credit facility.

Amendment to Revolving Credit Facility. On March 28, 2013, we made certain strategic amendments to our credit facility which, among other things, increased our borrowing capacity from $400.0 million to $600.0 million and extended the maturity date of the facility from April 15, 2016 to March 28, 2018.

NGL Marine Equipment Purchase.  On February 28, 2013, we purchased from affiliates of Florida Marine Transporters, Inc., six liquefied petroleum gas pressure barges and two commercial push boats (“Florida Marine Assets”) for approximately $50.8 million. This transaction was funded with borrowings under our revolving credit facility.

Issuance of 2021 Senior Unsecured Notes. On February 11, 2013, we completed a private placement of $250.0 million in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. We received proceeds of approximately $245.1 million, after deducting initial purchasers' discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility. On July 1, 2013, we filed a registration statement on Form S-4 with the SEC to exchange the Notes for registered 7.250% senior unsecured notes due February 2021. The exchange offer was completed on July 31,2013.

Talen's Marine & Fuel LLC. On December 31, 2012, we acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from QEP Marine Fuel Investment, LLC and QEP Marine Fuel Holdings, Inc. (collectively referred to as “Quintana Energy Partners”) for $103.4 million, subject to certain post-closing adjustments. Simultaneous with the acquisition, we sold certain working capital-related assets to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56.0 million, reducing our investment in Talen's to $47.4 million. This transaction was funded with borrowings under our revolving credit facility. In conjunction with its purchase of certain working capital-related assets, MES entered into various service agreements with Talen's pursuant to which we provide certain terminalling and marine services to MES.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2012. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2013 and 2012:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts on an ongoing basis and record adjustments when, in management's judgment, circumstances warrant. Reserves are recorded to reduce receivables to the amount ultimately expected to be collected.

We evaluate the collectability of our accounts receivable based on factors such as the customer's ability to pay, the age of the receivable and our historical collection experience. A deterioration in any of these factors could result in an increase in the allowance for doubtful accounts balance.

If actual collection results are not consistent with our judgments, we may experience increase in uncollectible receivables. A 10% increase in our allowance for doubtful accounts would result in a decrease in net income of approximately $0.3 million.

Depreciation
Depreciation expense is computed using the straight-line method over the useful life of the assets.
Determination of depreciation expense requires judgment regarding estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, estimates are reviewed to determine if any changes in the underlying assumptions are needed.

The lives of our fixed assets range from 3 - 25 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $5.2 million, resulting in a corresponding reduction in net income.

Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of the assets may not be recoverable. These evaluations are based on undiscounted cash flow projections over the remaining useful life of the asset. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows. Any impairment loss is measured as the excess of the asset's carrying value over its fair value.
Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.
Applying this impairment review methodology, we have recorded no impairment charges during the periods ended June 30, 2013 and 2012. If actual events are not consistent with our estimates and assumptions or our estimates and assumptions change to to new information, we may incur an impairment charge.

Impairment of Goodwill
Goodwill is subject to a fair-value based impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount.

We determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.

We completed the most recent annual review of goodwill as of August 31, 2012 and determined there was no impairment. Additionally, management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.

Impairment of Investments in Unconsolidated Entities
We evaluate our investments in unconsolidated entities for impairment when, in management's opinion, events or changes in circumstances indicate that the carrying value of an investment may have experienced a decline. If evidence of loss has occurred, we compare the estimated fair value of the investment to the carrying value to determine whether an impairment has occurred.

Our evaluation requires management to apply judgment in estimating future cash flows, asset fair values, useful lives of the assets, selection of a risk-adjusted discount rate and assessing the probability of differing outcomes.

Utilizing the methodology described herein, we have recorded no impairment charges on investments in unconsolidated entities during the periods ended June 30, 2013 and 2012. If our evaluation indicated the fair value is less than the carrying value, the excess amount would be recorded as an impairment.

Purchase Price Allocations

We allocate the purchase price of an acquired business to its identifiable assets (including identifiable intangible assets) and liabilities based on their fair values at the date of acquisition. Any excess of purchase price in excess of amounts allocated to identifiable assets and liabilities is recorded as goodwill. As additional information becomes available, we may adjust the preliminary allocation for a period of up to one year.

The determination of fair values of acquired assets and liabilities requires a significant level of management judgment. Fair values are estimated using various methods as deemed appropriate. For significant transactions, third party assessments may be engaged to assist in the valuation process.

If subsequent factors indicate that estimates and assumptions used to allocate costs to acquired assets and liabilities differ from actual results, the allocation between goodwill, other intangible assets and fixed assets could significantly differ. Any such differences could impact future earnings through depreciation and amortization expense. Additionally, if estimated results supporting the valuation of goodwill or other intangible assets is not achieved, impairments could result.

Asset Retirement Obligations
Asset retirement obligations (“AROs”) associated with a contractual or regulatory remediation requirement are recorded at fair value in the period in which the obligation can be reasonably estimated and depreciated over the life of the related asset or contractual term. The liability is determined using a credit-adjusted risk-free interest rate and is accreted over time until the obligation is settled.
Determining the fair value of AROs requires management judgment to evaluate required remediation activities, estimate the cost of those activities and determine the appropriate interest rate.	If actual results differ from judgments and assumptions used in valuing an ARO, we may experience significant changes in ARO balances. The establishment of an ARO has no initial impact on earnings.
Environmental Liabilities
We estimate environmental liabilities using both internal and external resources. Activities include feasibility studies and other evaluations management considers appropriate. Environmental liabilities are recorded in the period in which the obligation can be reasonably estimated.
Estimating environmental liabilities requires significant management judgment as well as possible use of third party specialists knowledgeable in such matters.	Environmental liabilities have not adversely affected our results of operations or financial condition in the past, and we do not anticipate that they will in the future.

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	building and marketing of sulfur processing equipment;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

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

Related Party Agreements

The omnibus agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $44.7 million of direct costs and expenses for the three months ended June 30, 2013 compared to $37.9 million for the three months ended June 30, 2012. We reimbursed Martin Resource Management for $89.5 million of direct costs and expenses for the six months ended June 30, 2013 compared to $74.2 million for the six months ended June 30, 2012. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the three months ended June 30, 2013 and 2012, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $2.7 and $1.6 million, respectively, reflecting our allocable share of such expenses. For the six months ended June 30, 2013 and 2012, the Conflicts Committee approved reimbursement amounts of $5.3 million and $3.3 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The omnibus agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

We also use the underground storage facilities owned by Martin Resource Management in our natural gas services operations. We lease an underground storage facility from Martin Resource Management in Arcadia, Louisiana with a storage capacity of 1.4 million barrels. Our use of this storage facility gives us greater flexibility in our operations by allowing us to store a sufficient supply of product during times of decreased demand for use when demand increases.

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 8% of our total cost of products sold during the three and six months ended June 30, 2013, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% of our total cost of products sold during both the three and six months ended June 30, 2012. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% and 6% of our total revenues for the three months ended June 30, 2013 and 2012, respectively.   Our sales to Martin Resource Management accounted for approximately 6% and 6% of our total revenues for the six months ended June 30, 2013 and 2012, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, MES, and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based Tolling Agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance. These include: (1) net income before interest expense, income tax expense, and depreciation and amortization (“EBITDA”), (2) adjusted EBITDA and (3) distributable cash flow. Our management views these measures as important performance measures of core profitability for our operations and the ability to generate and distribute cash flow, and as key components of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses.

EBITDA and Adjusted EBITDA. Certain items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historic costs of depreciable assets. We have included information concerning EBITDA and adjusted EBITDA because they provide investors and management with additional information to better understand the following: financial performance of our assets without regard to financing methods, capital structure or historical cost basis; our operating performance and return on capital as compared to those of other similarly situated entities; and the viability of acquisitions and capital expenditure projects. Our method of computing adjusted EBITDA may not be the same method used to compute similar measures reported by other entities. The economic substance behind our use of adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our unit holders.

Distributable Cash Flow. Distributable cash flow is a significant performance measure used by our management and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay our unitholders. Distributable cash flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships because the value of a unit of such an entity is generally determined by the unit's yield, which in turn is based on the amount of cash distributions the entity pays to a unitholder.

EBITDA, adjusted EBITDA and distributable cash flow should not be considered alternatives to, or more meaningful than, net income, cash flows from operating activities, or any other measure presented in accordance with U.S. GAAP. Our method of computing these measures may not be the same method used to compute similar measures reported by other entities.

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2013 and 2012, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$9,078	$10,028	$25,715	$22,495
Less: Income from discontinued operations, net of income taxes	—	(1,984)	—	(3,709)
Income from continuing operations	9,078	8,044	25,715	18,786
Adjustments:
Interest expense	10,940	8,839	19,998	16,495
Income tax expense	300	1,168	607	2,825
Depreciation and amortization	12,353	10,070	24,246	20,023
EBITDA	32,671	28,121	70,566	58,129
Adjustments:
Equity in (earnings) loss of unconsolidated entities	(73)	(799)	301	(1,032)
(Gain) loss on sale of property, plant and equipment	(424)	(3)	(796)	3
Debt prepayment premium	—	2,219	—	2,470
Distributions equivalents from unconsolidated entities	1,436	1,206	1,961	2,278
Mont Belvieu indemnity escrow payment	—	(375)	—	(375)
Unit-based compensation	223	62	479	118
Adjusted EBITDA	33,833	30,431	72,511	61,591
Adjustments:
Interest expense	(10,940)	(8,839)	(19,998)	(16,495)
Income tax expense	(300)	(1,168)	(607)	(2,825)
Amortization of deferred debt issuance costs	806	1,241	2,075	1,931
Amortization of debt discount	77	340	153	427
Payments of installment notes payable and capital lease obligations	(79)	(46)	(160)	(176)
Deferred income taxes	—	267	—	267
Payments for plant turnaround costs	—	(2,098)	—	(2,403)
Maintenance capital expenditures	(2,822)	(1,088)	(4,500)	(2,278)
Distributable Cash Flow	$20,575	$19,040	$49,474	$40,039

Results of Operations

The results of operations for the three and six months ended June 30, 2013 and 2012 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2013 and 2012.  The results of operations for these interim periods during the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Three Months Ended June 30, 2013
Terminalling and storage	$85,762	$(1,167)	$84,595	$8,936	$(301)	$8,635
Natural gas services	188,715	—	188,715	4,560	370	4,930
Sulfur services	60,896	—	60,896	8,860	(1,159)	7,701
Marine transportation	25,021	(1,039)	23,982	1,451	1,090	2,541
Indirect selling, general and administrative	—	—	—	(3,548)	—	(3,548)
Total	$360,394	$(2,206)	$358,188	$20,259	$—	$20,259

Three Months Ended June 30, 2012
Terminalling and storage	$82,398	$(1,176)	$81,222	$7,553	$(654)	$6,899
Natural gas services	164,817	—	164,817	(417)	384	(33)
Sulfur services	67,093	—	67,093	12,278	1,142	13,420
Marine transportation	21,466	(752)	20,714	2,150	(872)	1,278
Indirect selling, general and administrative	—	—	—	(2,349)	—	(2,349)
Total	$335,774	$(1,928)	$333,846	$19,215	$—	$19,215

Our total revenues before eliminations were $360.4 million for the three months ended June 30, 2013, compared to $335.8 million for the three months ended June 30, 2012, an increase of $24.6 million, or 7%. Our operating income before eliminations was $20.3 million for the three months ended June 30, 2013, compared to $19.2 million for the three months ended June 30, 2012, an increase of $1.1 million, or 6%.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
Six Months Ended June 30, 2013
Terminalling and storage	$166,115	$(2,308)	$163,807	$19,605	$(987)	$18,618
Natural gas services	448,154	—	448,154	12,664	728	13,392
Sulfur services	131,281	—	131,281	18,906	(1,861)	17,045
Marine transportation	50,253	(1,621)	48,632	2,960	2,120	5,080
Indirect selling, general and administrative	—	—	—	(7,491)	—	(7,491)
Total	$795,803	$(3,929)	$791,874	$46,644	$—	$46,644

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
Six Months Ended June 30, 2012
Terminalling and storage	$164,374	$(2,351)	$162,023	$14,986	$(1,308)	$13,678
Natural gas services	336,928	—	336,928	2,426	761	3,187
Sulfur services	141,645	—	141,645	24,813	2,234	27,047
Marine transportation	43,033	(1,457)	41,576	1,538	(1,687)	(149)
Indirect selling, general and administrative	—	—	—	(4,767)	—	(4,767)
Total	$685,980	$(3,808)	$682,172	$38,996	$—	$38,996

Our total revenues before eliminations were $795.8 million for the six months ended June 30, 2013 compared to $686.0 million for the six months ended June 30, 2012, an increase of $109.8 million, or 16%. Our operating income before eliminations was $46.6 million for the six months ended June 30, 2013 compared to $39.0 million for the six months ended June 30, 2012, an increase of $7.6 million, or 20%.

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		% Change
	2013	2012
	(In thousands, except BBL per day)
Revenues:
Services	$28,587	$22,222	29%
Products	57,175	60,176	(5)%
Total revenues	85,762	82,398	4%

Cost of products sold	51,139	54,987	(7)%
Operating expenses	17,739	13,923	27%
Selling, general and administrative expenses	748	1,087	(31)%
Depreciation and amortization	7,297	5,223	40%
	8,839	7,178	23%
Other operating income	97	375	(74)%
Operating income	$8,936	$7,553	18%

Lubricant sales volumes (gallons)	10,450	9,957	5%
Shore-based throughput volumes (gallons)	67,069	57,240	17%
Smackover refinery throughput volumes (BBL per day)	7,010	3,460	103%

Revenues.  The increase in services revenue is primarily due to $5.5 million of additional revenue attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May of 2012. In addition, $1.2 million of the increase is due to revenues generated by Talen's, which was acquired on December 31, 2012.

The decrease in product revenues primarily relates to lower average sales prices. A 11% decrease in the average sales price from our blending and packaging assets resulted in a $4.1 million decrease in product revenues. A 7% decrease in the average sales price at our shore-based terminals resulted in a $1.3 million reduction in product revenues. Product sales volumes from our blending and packaging assets increased 0.5 million gallons, or 7%, resulting in a $2.5 million increase in product revenues.

Cost of products sold.  The decrease in cost of products sold is primarily related to decreased average purchase cost. Average cost from our shore-based terminals declined 7%, resulting in a $1.2 million decrease in cost. Average cost from our blending and packaging assets declined 14%, resulting in a $4.7 million decrease in cost of sales. These decreases were offset by an increase of $2.1 million related to 7% higher volumes from our blending and packaging assets.

Operating expenses. The increase in operating expenses consists of a $1.6 million increase related to our specialty terminals, primarily the Corpus Christi crude terminal placed in service in May of 2012. Additionally, $1.3 million of the decrease relates primarily to increased repairs and maintenance at the Smackover refinery, and $0.8 million relates to increased expense at our shore-based terminals primarily due to expenses associated with the Talen's terminals.

Selling, general and administrative expenses.  The decrease in selling, general, and administrating expenses is primarily related to decreased advertising expense in our lubricants operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures.

Other operating income.   Other operating income decreased primarily due to the final indemnity payment related to the 2009 sale of our Mont Belvieu facility. This payment was recorded in the second quarter of 2012.

Comparative Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		% Change
	2013	2012
	(In thousands, except BBL per day)
Revenues:
Services	$58,619	$43,583	34%
Products	107,496	120,791	(11)%
Total revenues	166,115	164,374	1%

Cost of products sold	95,409	109,153	(13)%
Operating expenses	35,433	27,967	27%
Selling, general and administrative expenses	1,443	2,464	(41)%
Depreciation and amortization	14,393	10,199	41%
	19,437	14,591	33%
Other operating income	168	395	(57)%
Operating income	$19,605	$14,986	31%

Lubricant sales volumes (gallons)	19,247	19,844	(3)%
Shore-based throughput volumes (gallons)	142,017	110,973	28%
Smackover refinery throughput volumes (BBL per day)	6,730	5,076	33%

Revenues. The increase in services revenue is primarily due to $12.2 million attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May 2012. In addition, $2.7 million of the increase is due to revenues generated by Talen's, which was acquired on December 31, 2012.

The decrease in product revenues primarily relates to decreased average sales price combined with decreased sales volumes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Product sales volumes decreased at our shore-based terminals by 0.4 million gallons, or 6%, resulting in a $2.4 million decrease in product revenues. A 8% decline in the average sales price at our shore-based terminals resulted in a $3.3 million decrease in product revenues. Product sales volumes from our blending and packaging assets decreased by 0.2 million gallons, or 2%, resulting in a $1.3 million decrease in product revenues. A 9% decrease in the average sales price from our blending and packaging assets resulted in a $6.4 million decrease in product revenues.

Cost of products sold.  Cost of products sold decreased $13.7 million.  Of this decrease, $2.2 million related to a 6% decrease in volumes at our shore-based terminals and $1.1 million related to a 2% decrease in volume from our blending and packing assets. A 9% decrease in average cost per gallon from our gulf coast operations resulted in a $3.4 million reduction in cost of sales. A 10% decrease in average cost per gallon from our blending and packaging assets resulted in a $6.9 million decline in cost of sales.

Operating expenses. Increased expenses for the specialty terminals accounted for $3.9 million of the increase, including $3.7 million attributable to the Corpus Christi crude terminal. Our shore-based terminal expenses increased $1.0 million primarily due to the Talen's terminals. In addition, $2.5 million of the increase is attributable to the Smackover refining assets, primarily as a result of increased repairs and maintenance expense.

Selling, general and administrative expenses.  The decrease in selling, general, and administrative expenses is primarily related to decreased advertising expense in our lubricants operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures.

Other operating income.   Other operating income decreased primarily due to the final indemnity payment related to the 2009 sale of our Mont Belvieu facility. This payment was recorded in the second quarter of 2012.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues:
Marine transportation	$1,515	$—
Products	187,200	164,817	14%
Total revenues	188,715	164,817	14%

Cost of products sold	181,893	163,427	11%
Operating expenses	990	804	23%
Selling, general and administrative expenses	718	859	(16)%
Depreciation and amortization	554	144	285%
Operating income (loss)	$4,560	$(417)	(1,194)%

Distribution equivalents from unconsolidated entities	$1,436	$1,206	19%

NGL sales volumes (Bbls)	3,016	2,436	24%

Revenues. The marine transportation revenue is attributable to our acquisition of the Florida Marine Assets on February 28, 2013. Natural gas services sales volumes increased 24% compared to the same period of 2012, resulting in a positive impact on revenues of $37.2 million, primarily as a result of us entering the Louisiana butane market during April of 2012.  Our NGL average sales price per barrel decreased $5.59, or 8%, resulting in an offsetting decrease to revenue of $13.4 million.

Cost of products sold.   Our average cost per barrel sold decreased $6.78, or 10%.  Our margins increased $1.19 per barrel during the period, primarily as a result of increased margins gained through our entrance into the Louisiana butane market in April 2012.

Operating expenses.  Operating expenses increased primarily as a result of increased property and liability premiums and increased pipeline maintenance expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of lower bad debt expense in the 2013 period.

Depreciation and amortization. Depreciation and amortization increased as a result of the acquisition of the Florida Marine Assets during the first quarter of 2013.

Comparative Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues:
Marine transportation	$1,845	$—
Products	446,309	336,928	32%
Total revenues	448,154	336,928	33%

Cost of products sold	431,029	331,003	30%
Operating expenses	1,971	1,756	12%
Selling, general and administrative expenses	1,644	1,456	13%
Depreciation and amortization	846	287	195%
Operating income	$12,664	$2,426	422%

Distribution equivalents from unconsolidated entities	$1,961	$2,278	(14)%

NGL sales volumes (Bbls)	6,721	4,733	42%

Revenues. The marine transportation revenue is attributable to our acquisition of the Florida Marine Assets on February 28, 2013. Natural gas services sales volumes increased 42%, positively impacting revenues $132.1 million, primarily as a result of us entering the Louisiana butane market during April of 2012.  Our NGL average sales price per barrel decreased $4.78, or 7%, resulting in an offsetting decrease to revenues of $22.5 million.

Cost of products sold.   Our average cost per barrel sold decreased $5.80, or 8%.  Our margins increased $1.02 per barrel during the period, primarily as a result of increased margins gained through our entrance into the Louisiana butane market in April 2012.

Operating expenses.  Operating expenses increased primarily as a result of increased compensation expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization increased as a result of the acquisition of the Florida Marine Assets during the first quarter of 2013.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues:
Services	$3,001	$2,925	3%
Products	57,895	64,168	(10)%
Total revenues	60,896	67,093	(9)%

Cost of products sold	44,877	47,440	(5)%
Operating expenses	4,186	4,614	(9)%
Selling, general and administrative expenses	1,016	982	3%
Depreciation and amortization	1,957	1,782	10%
	8,860	12,275	(28)%
Other operating income	—	3	(100)%
Operating income	$8,860	$12,278	(28)%

Sulfur (long tons)	209.1	301.4	(31)%
Fertilizer (long tons)	71.3	83.6	(15)%
Total sulfur services volumes (long tons)	280.4	385.0	(27)%

Revenues.  Service revenue was substantially identical to the same period in 2012. Product revenue declined $21.6 million as a result of a 27% decrease in volumes. The volume reduction was primarily related to the conversion of a buy/sell contract with a major customer to a fee-based handling contract. This reduction was partially offset by a $15.3 million increase in revenues attributable to a 24% increase in prices.

Cost of products sold.  Cost of products sold decreased $16.8 million due to a 27% decline in volumes. This reduction was partially offset by a $14.2 million increase in cost of products sold due to a 30% increase in prices. Our margin per ton increased $2.98 per ton, or 7%.

Operating expenses.  Our operating expenses decreased as a result of decreased outside towing expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues:
Services	$6,002	$5,851	3%
Products	125,279	135,794	(8)%
Total revenues	131,281	141,645	(7)%

Cost of products sold	97,764	102,491	(5)%
Operating expenses	8,625	8,807	(2)%
Selling, general and administrative expenses	2,063	1,937	7%
Depreciation and amortization	3,923	3,575	10%
	18,906	24,835	(24)%
Other operating loss	—	(22)	(100)%
Operating income	$18,906	$24,813	(24)%

Sulfur (long tons)	403.1	580.4	(31)%
Fertilizer (long tons)	175.0	177.5	(1)%
Total sulfur services volumes (long tons)	578.1	757.9	(24)%

Revenues.  The increase in service revenue is attributable to increased contract rates. Product revenue declined $38.9 million as a result of a 24% decrease in volumes. The volume reduction was primarily related to the conversion of a buy/sell contract with a major customer to a fee-based handling contract. This reduction was partially offset by a $28.4 million increase in revenues attributable to a 21% increase in prices.

Cost of products sold.  Cost of products sold decreased $30.4 million due to a 24% decline in volumes. This reduction was partially offset by a $25.7 million increase in cost of products sold due to a 25% increase in prices. Our margin per ton increased $3.66, or 8%.

Operating expenses.  Our operating expenses decreased as a result of decreased outside towing expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of increased compensation expense.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures.

Other operating income.  Other operating income remained flat for both the six months ended June 30, 2013 and 2012.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues	$25,021	$21,466	17%
Operating expenses	20,999	16,033	31%
Selling, general and administrative expenses	353	362	(2)%
Depreciation and amortization	2,545	2,921	(13)%
	1,124	2,150	(48)%
Other operating income	327	—
Operating income	$1,451	$2,150	(33)%

Revenues.  Revenues increased as a result of an increase in our inland and offshore revenues of $3.0 million and $0.6 million, respectively. The inland revenue increase is attributable to $2.0 million from operations after the Talen's acquisition, $0.3 million from the Florida Marine Assets, and $1.3 million of higher ancillary charges, primarily due to the rebill of fuel and barge cleaning expenses. Offsetting these increases was a decrease in inland freight revenue of $0.6 million due to decreased utilization of the inland fleet primarily as a result of certain inland marine assets being taken out of service and placed into the shipyard for regulatory repair and maintenance. Offshore revenue increased $0.3 million due to increased utilization of the offshore fleet and $0.3 million due to higher ancillary charges.

Operating expenses.  Operating expenses increased primarily as a result of higher costs and expenses associated with the Talen's acquisition as well as increased ancillary rebill expenses.  The remaining increase is related to regulatory repairs and maintenance expenses of certain inland marine assets, which were temporarily taken out of service and put in the shipyard during the quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization decreased primarily a result of certain marine assets becoming fully depreciated and the disposal of equipment, partially offset by increases in depreciable assets related to recent capital expenditures.

Other operating income.  Other operating income includes the gain on disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		% Change
	2013	2012
	(In thousands)
Revenues	$50,253	$43,033	17%
Operating expenses	42,065	34,747	21%
Selling, general and administrative expenses	772	786	(2)%
Depreciation and amortization	5,084	5,962	(15)%
	2,332	1,538	52%
Other operating income	628	—
Operating income	$2,960	$1,538	92%

Revenues.  Our revenues increased as a result of an increase in our inland and offshore revenues of $5.8 million and $1.4 million, respectively. The inland revenue increase is attributable to $4.5 million from operations after the Talen's acquisition, $0.3 million from the Florida Marine Assets, and $1.6 million of higher ancillary charges, primarily due to the rebill of barge cleaning expenses. Offsetting these increases was a decrease in inland freight revenue of $0.6 million due to decreased utilization of the inland fleet primarily as a result of certain inland marine assets being taken out of service and placed into the shipyard for regulatory repair and maintenance. Offshore revenue rose primarily due to the full utilization of the offshore fleet as well as increased transportation rates.

Operating expenses.  Operating expenses increased primarily related to higher costs and expenses associated with the Talen's acquisition as well as increased ancillary rebill expenses. The remaining increase is related to regulatory repairs and maintenance expenses of certain inland marine assets, which were temporarily taken out of service and put in the shipyard during the quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization decreased a result of certain marine assets becoming fully depreciated and the disposal of equipment, partially offset by increases in depreciable assets related to recent capital expenditures.

Other operating income.  Other operating income includes the gain on disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Equity in earnings of Redbird	$(362)	$832	$(578)	$1,065
Equity in earnings of MET	594	—	594	—
Equity in earnings of Caliber	(159)	(21)	(317)	(21)
Equity in earnings of Pecos Valley	—	(12)	—	(12)
Equity in earnings (loss) of unconsolidated entities	$73	$799	$(301)	$1,032

For the three and six months ended June 30, 2013, equity in earnings of Redbird Gas Storage Partners LLC "Redbird" declined $1.2 million and $1.6 million, respectively, compared to the comparable 2012 periods. A $2.2 million milestone payment is included in Redbird's equity in earnings in the three and six months ended June 30, 2012. No milestone payments were received in 2013. Improved Cardinal results of operations in 2013 (due to the completion of the Cadeville Gas Storage, LLC “Cadeville” and Perryville Gas Storage, LLC “Perryville” projects) partially offset the lack of a milestone payment in 2013.

Equity in earnings of Martin Energy Trading LLC “MET”, recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

Initial equity in earnings of Caliber Gathering, LLC “Caliber” were recorded in June 2012 while the three and six month periods ended June 30, 2013 include the Partnership's share of Caliber results for all months of each period.

The Pecos Valley Producer Services LLC “Pecos Valley” investment was sold in September 2012.

Interest Expense

Interest expense for all operations was $10.9 million for the three months ended June 30, 2013, compared to $8.8 million for the three months ended June 30, 2012, an increase of $2.1 million or 24%. Interest expense for the six months ended June 30, 2013 was $20.0 million, compared to $16.5 million for the six months ended June 30, 2012, an increase of $3.5 million or 21%. For both periods, higher interest expense is attributable principally to an increase in our weighted average interest rate resulting from utilizing the proceeds from the 7.25% Senior Notes in February 2013 to pay down the revolving loan facility.

Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses were $3.5 million for the three months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012, an increase of $1.2 million, or 52% primarily due to an increase in allocated overhead expenses from Martin Resource Management.   Indirect selling, general and administrative expenses were $7.5 million for the six months ended June 30, 2013 compared to $4.8 million for 2012, an increase of $2.7 million or 56% due primarily to an increase in overhead expense allocated from Martin Resource Management.

Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, treasury, clerical billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. GAAP also permits other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation for these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income.

Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the three months ended June 30, 2013 and 2012, the Conflicts Committee of our general partner approved reimbursement amounts of $2.7 million and $1.6 million, respectively, reflecting our allocable share of such expenses. For the six months ended June 30, 2013 and 2012, the Conflicts Committee of our general partner approved reimbursement amounts of $5.3 million and $3.3 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  We have recently completed several transactions that have improved our liquidity position, helping fund our acquisitions and organic growth projects.  In February 2013, we received net proceeds of $245.1 million from a private placement of senior notes. In July 2012, we completed the sale of certain gas gathering and processing assets for approximately $273.3 million.  We received $102.8 million and $91.4 million from follow on public offerings of common units in January and November 2012, respectively.  Additionally, in March 2013, we made certain strategic amendments to our credit facility which provide for a maximum borrowing capacity of $600.0 million.

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

Debt Financing Activities

On March 28, 2013, we amended and restated our credit facility to (i) increase the maximum amount of borrowings and letters of credit under the Credit Agreement from $400.0 million to $600.0 million, (ii) extend the maturity date of all amounts outstanding under the Credit Agreement from April 15, 2016 to March 28, 2018, (iii) decrease the applicable interest rate margin on committed revolver loans under the Credit Agreement as described in more detail below, (iv) adjust the financial covenants as described in more detail below, (v) increase the maximum allowable amount of additional outstanding indebtedness of the borrower and us and certain of our subsidiaries as described in more detail below, and (vi) adjust the commitment fee incurred on the unused portion of the loan facility as described in more detail below.

On February 11, 2013, we completed a private placement of $250.0 million in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. We received proceeds of approximately $245.1 million, after deducting initial purchasers' discounts and the expenses of the private placement. The proceeds were primarily used to repay borrowings under our revolving credit facility. On July 1, 2013, we filed a registration statement on Form S-4 with the SEC to exchange the Notes for registered 7.250% senior unsecured notes due February 2021. The exchange offer was completed on July 31, 2013.

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

Cash Flows and Capital Expenditures

For the six months ended June 30, 2013, cash decreased $5.1 million as a result of $72.4 million provided by operating activities ($81.1 million provided by continuing operating activities and $8.7 million used in discontinued operating activities), $116.1 million used in investing activities and $38.6 million provided by financing activities. Working capital changes positively affecting cash provided by operating activities during the six months ended June 30, 2013 include the decrease in accounts and other receivables from December 31, 2012 to June 30, 2013. Revenues for the month of December were higher than the month of June in our Natural Gas Services segment due to seasonality, resulting in a decrease in receivables over the period. Additionally, we saw a decrease in trade and other accounts payable as a result of seasonality in our Natural Gas Services segment.  For the six months ended June 30, 2012, cash decreased $0.2 million as a result of $22.9 million provided by operating activities ($17.7 million provided by continuing operating activities and $5.2 million provided by discontinued operating activities), $67.4 million used in investing activities ($65.4 million used in continuing investing activities and $2.0 million used in discontinued investing activities) and $44.3 million provided by financing activities. Working capital changes negatively affecting cash provided by operating activities for the six months ended June 30, 2012 include increases in product inventories in our terminalling and storage segments combined with decreases in accounts payable principally due to the timing of payments to vendors.

For the six months ended June 30, 2013, our cash flows used in investing activities of $116.1 million consisted of capital expenditures, acquisitions, return of investments from unconsolidated entities, contributions to unconsolidated entities, and proceeds from the sale of property, plant and equipment.  For the six months ended June 30, 2012, our cash flows used in continuing investing activities of $65.4 million consisted of capital expenditures, payments for plant turnaround costs, return of investments from unconsolidated entities, contributions to unconsolidated entities, milestone distributions from from Energy Capital Partners, and proceeds from the sale of property, plant and equipment.  For the six months ended June 30, 2012, our cash flows used in discontinued investing activities of $2.0 million consisted primarily of the disposal of assets, capital expenditures, and investments in and returns of investments from unconsolidated entities.

As to each period:

•
For the six months ended June 30, 2013, we spent $24.1 million for expansion capital expenditures and $4.5 million for maintenance capital expenditures related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and sulfur services segments. Our maintenance capital expenditures were primarily made in our terminalling segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements.

•
For the six months ended June 30, 2012, we spent $49.1 million for expansion capital expenditures and $2.3 million for maintenance capital expenditures related to continuing operations, and $2.4 million for plant turnaround costs related to continuing operations. Our expansion capital expenditures were made in connection with construction projects associated with our terminalling and storage and marine segments. Our maintenance capital expenditures were primarily made in our terminalling segment for routine improvements on the facilities as well as marine transportation segment dry dockings of our vessels pursuant to the United States Coast Guard requirements. For the six months ended June 30, 2012, we spent $0.5 million for expansion and $0.5 million for maintenance capital expenditures related to discontinued operations.

For the six months ended June 30, 2013, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $42.0 million, payments of long term debt to financial lenders of $439.0 million, payments of notes payable and capital lease obligations of $0.2 million, purchase of treasury units $0.2 million, borrowings of long-term debt under our credit facility of $529.0 million and payments of debt issuance costs of $9.0 million.

For the six months ended June 30, 2012, our financing activities consisted of cash distributions paid to common and subordinated unitholders of $38.9 million, payments of long term debt to financial lenders of $217.0 million, payments of notes payable and capital lease obligations of $6.5 million, borrowings of long-term debt under our credit facility of $216.0 million million, net proceeds from follow on public offering of $91.3 million, purchase of treasury units $0.2 million, funding from affiliate for investments in Cardinal of $2.2 million, payments of debt issuance costs of $0.2 million and general partner contributions of $2.0 million.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of June 30, 2013, we had $568.2 million of outstanding indebtedness, consisting of outstanding borrowings of $423.5 million (net of unamortized discount) under our Senior Notes due in 2018 and 2021, $136.0 million under our revolving credit facility, $5.7 million under capital lease obligations, and $2.9 million under a note payable.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2013, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$136,000	$—	$—	$136,000	$—
2018 Senior unsecured notes	173,542	—	—	173,542	—
2021 Senior unsecured notes	250,000	—	—	—	250,000
Note payable	2,914	2,914
Capital leases including current maturities	5,735	271	708	4,756	—
Non-competition agreements	50	50	—	—	—
Throughput commitment	46,753	4,873	10,221	10,888	20,771
Operating leases	52,072	12,196	21,258	11,281	7,337
Interest expense: ¹
Revolving credit facility	19,131	4,036	8,073	7,022	—
2018 Senior unsecured notes	75,067	15,531	31,062	28,474	—
2021 Senior unsecured notes	138,958	18,125	36,250	36,250	48,333
Note payable	139	139	—	—	—
Capital leases	2,652	892	1,634	126	—
Total contractual cash obligations	$903,013	$59,027	$109,206	$408,339	$326,441

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At June 30, 2013, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

We and Martin Midstream Finance Corp., a subsidiary of us (collectively, the “Issuers”), entered into (i) an Indenture, dated as of February 11, 2013 (the “Indenture”) among the Issuers, certain subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Trustee”) and (ii) a Registration Rights Agreement, dated as of February 11, 2013 (the “Registration Rights Agreement”), among the Issuers, the Guarantors and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, RBS Securities Inc., SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of a group of initial purchasers, in connection with a private placement to eligible purchasers of $250.0 million in aggregate principal amount of the Issuers' 7.250% senior unsecured notes due 2021 (the “2021 Notes”).

Interest and Maturity. On February 11, 2013, the Issuers issued the 2021 Notes pursuant to the Indenture in a transaction exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes will mature on February 15, 2021. The interest payment dates are February 15 and August 15, beginning on August 15, 2013.

Optional Redemption. Prior to February 15, 2016, the Issuers have the option on any one or more occasions to redeem up to 35% of the aggregate principal amount of the 2021 Notes issued under the Indenture, at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date of the 2021 Notes with the proceeds of certain equity offerings. Prior to February 15, 2017, the Issuers may on any one or more occasions redeem all or a part of the 2021 Notes at the redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2017, the Issuers may on any one or more occasions redeem all or a part of the 2021 Notes at the redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on February 15, 2017, 101.813% for the twelve-month period beginning on February 15, 2018 and 100.00% for the twelve-month period beginning on February 15, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2021 Notes.

Certain Covenants. The Indenture restricts our ability and the ability of certain of our subsidiaries to: (i) sell assets including equity interests in our subsidiaries; (ii) pay distributions on, redeem or repurchase our units or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; (x) enter into sale and leaseback transactions; or (xi) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the 2021 Notes achieve an investment grade rating from each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

Events of Default. The Indenture provides that each of the following is an Event of Default: (i) default for 30 days in the payment when due of interest on the 2021 Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 2021 Notes; (iii) failure by us to comply with certain covenants relating to asset sales, repurchases of the 2021 Notes upon a change of control and mergers or consolidations; (iv) failure by us for 180 days after notice to comply with our reporting obligations under the Securities Exchange Act of 1934; (v) failure by us for 60 days after notice to comply with any of the other agreements in the Indenture; (vi) default under any mortgage, indenture or instrument governing any indebtedness for money borrowed or guaranteed by us or any of our restricted subsidiaries, whether such indebtedness or guarantee now exists or is created after the date of the Indenture, if such default: (a) is caused by a payment default; or (b) results in the acceleration of such indebtedness prior to its stated maturity, and, in each case, the principal amount of the indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or acceleration of maturity, aggregates $20.0 million or more, subject to a cure provision; (vii) failure by us or any of our restricted subsidiaries to pay final judgments aggregating in excess of $20.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (viii) except as permitted by the Indenture, any subsidiary guarantee is held in any judicial proceeding to be unenforceable or invalid or ceases for any reason to be in full force or effect, or any Guarantor, or any person acting on behalf of any Guarantor, denies or disaffirms its obligations under its subsidiary guarantee; and (ix) certain events of bankruptcy, insolvency or reorganization described in the Indenture with respect to the Issuers or any of our restricted subsidiaries that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary of us. Upon a continuing Event of Default, the Trustee, by notice to the Issuers, or the holders of at least 25% in principal amount of the then outstanding 2021 Notes, by notice to the Issuers and the Trustee, may declare the 2021 Notes immediately due and payable, except that an Event of Default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Issuers, any restricted subsidiary of us that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of us, will automatically cause the 2021 Notes to become due and payable.

Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors shall cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the 2021 Notes for substantially identical notes that are registered under the Securities Act. The Issuers and the Guarantors will use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Issuers and the Guarantors will use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 360 days after February 11, 2013. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Issuers and the Guarantors have agreed to file a shelf registration statement with respect to the 2021 Notes. The Issuers and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the 2021 Notes under the Registration Rights Agreement. On July 1, 2013, we filed a registration statement on Form S-4 with the SEC to exchange the Notes for registered 7.250% senior unsecured notes due February 2021. The exchange offer was completed on July 31, 2013.

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

As of June 30, 2013, we had $136.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving $463.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the six months ended June 30, 2013, draws on our credit facility have ranged from a low of $40.0 million to a high of $298.0 million.

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

The applicable margin for existing LIBOR borrowings is 2.50%.  Effective July 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective October 1, 2013, the applicable margin for existing LIBOR borrowings will remain at 2.50%. As of August 5, 2013, our weighted average interest rate on our revolving credit facility is 3.16%.

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

As of August 5, 2013, our outstanding indebtedness includes $152.0 million under our credit facility.

We are subject to interest rate risk on our credit facility and may enter into interest rate swaps to reduce this risk.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our Terminalling and Storage and Marine Transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations. A significant portion of our net income is derived from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.  However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Marine Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three and six months ended June 30, 2013 or 2012.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and six months ended June 30, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.97% as of June 30, 2013.  As of August 5, 2013, we had total indebtedness outstanding under our credit facility of $152.0 million, all of which was unhedged floating rate debt. As of August 5, 2013, our weighted average interest rate on our revolving credit facility is 3.16%. Based on the amount of unhedged floating rate debt owed by us on June 30, 2013, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $1.5 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2018 and 2021 as these obligations are fixed rates.  The estimated fair value of our senior unsecured notes was approximately $442.6 million as of June 30, 2013, based on market prices of similar debt at June 30, 2013.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $20.2 million decrease in fair value of our long-term debt at June 30, 2013.

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

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 16 in Part I of this Form 10-Q.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: August 5, 2013	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith