Form 10-Q
period 2013-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2013-11-04
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at November 4, 2013, was 26,625,026.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash	$45	$5,162
Accounts and other receivables, less allowance for doubtful accounts of $2,864 and $2,805, respectively	147,609	190,652
Product exchange receivables	3,635	3,416
Inventories	106,783	95,987
Due from affiliates	18,531	13,343
Other current assets	9,141	2,777
Assets held for sale	750	3,578
Total current assets	286,494	314,915

Property, plant and equipment, at cost	900,175	767,344
Accumulated depreciation	(291,638)	(256,963)
Property, plant and equipment, net	608,537	510,381

Goodwill	19,616	19,616
Investment in unconsolidated entities	181,586	154,309
Debt issuance costs, net	16,469	10,244
Other assets, net	7,500	3,531
	$1,120,202	$1,012,996

Liabilities and Partners’ Capital
Current installments of long-term debt and capital lease obligations	$3,173	$3,206
Trade and other accounts payable	110,617	140,045
Product exchange payables	13,123	12,187
Due to affiliates	2,791	3,316
Income taxes payable	1,121	10,239
Other accrued liabilities	18,331	9,489
Total current liabilities	149,156	178,482

Long-term debt and capital lease obligations, less current installments	648,004	474,992
Other long-term obligations	2,236	1,560
Total liabilities	799,396	655,034

Partners’ capital	320,806	357,962
Commitments and contingencies
	$1,120,202	$1,012,996

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012[1]	2013	2012[1]
Revenues:
Terminalling and storage *	$28,956	$23,875	$85,267	$65,107
Marine transportation *	24,217	22,102	74,694	63,678
Sulfur services	3,001	2,926	9,003	8,777
Product sales: *
Natural gas services	204,296	190,738	650,605	527,666
Sulfur services	39,096	57,670	164,375	193,464
Terminalling and storage	60,050	56,779	167,546	177,570
	303,442	305,187	982,526	898,700
Total revenues	359,616	354,090	1,151,490	1,036,262

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	196,308	185,686	626,609	515,928
Sulfur services *	33,994	47,272	131,577	149,582
Terminalling and storage *	52,718	52,161	146,806	160,271
	283,020	285,119	904,992	825,781
Expenses:
Operating expenses *	43,444	36,654	129,839	108,108
Selling, general and administrative *	7,211	5,774	20,624	17,184
Depreciation and amortization	13,698	10,292	37,944	30,315
Total costs and expenses	347,373	337,839	1,093,399	981,388

Other operating income	—	(5)	796	368
Operating income	12,243	16,246	58,887	55,242

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	(577)	(775)	(878)	256
Interest expense	(11,060)	(6,789)	(31,058)	(23,284)
Debt prepayment premium	—	—	—	(2,470)
Other, net	(111)	505	(134)	1,054
Total other expense	(11,748)	(7,059)	(32,070)	(24,444)

Net income before taxes	495	9,187	26,817	30,798
Income tax expense	(303)	(541)	(910)	(3,366)
Income from continuing operations	192	8,646	25,907	27,432
Income from discontinued operations, net of income taxes	—	63,603	—	67,312
Net income	192	72,249	25,907	94,744
Less general partner's interest in net income	(4)	(1,448)	(518)	(4,603)
Less pre-acquisition income allocated to Parent	—	152	—	(4,622)
Less income allocable to unvested restricted units	(1)	—	(67)	—
Limited partners' interest in net income	$187	$70,953	$25,322	$85,519

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General. The 2012 financial information also includes the effects of immaterial corrections made discussed in Note 18 - Prior Period Correction of an Immaterial Error.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012[1]	2013	2012[1]
Revenues:
Terminalling and storage	$18,044	$18,531	$52,857	$48,611
Marine transportation	5,943	3,979	18,828	13,282
Product Sales	964	1,637	4,012	5,784
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	7,799	6,761	23,391	18,783
Sulfur services	4,539	4,111	13,514	12,512
Terminalling and storage	13,488	13,165	39,638	36,509
Expenses:
Operating expenses	17,902	14,100	53,410	42,308
Selling, general and administrative	4,356	2,764	12,944	8,258

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012[1]	2013	2012[1]
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$187	$10,128	$25,322	$21,645
Discontinued operations	—	60,825	—	63,874
	$187	$70,953	$25,322	$85,519
General partner interest:
Continuing operations	$4	$(1,330)	$518	$1,165
Discontinued operations	—	2,778	—	3,438
	$4	$1,448	$518	$4,603

Net income per unit attributable to limited partners:
Basic:
Continuing operations	$0.01	$0.44	$0.95	$0.94
Discontinued operations	—	2.63	—	2.79
	$0.01	$3.07	$0.95	$3.73
Weighted average limited partner units - basic	26,552	23,101	26,561	22,929
Diluted:
Continuing operations	$0.01	$0.44	$0.95	$0.94
Discontinued operations	—	2.63	—	2.79
	$0.01	$3.07	$0.95	$3.73
Weighted average limited partner units - diluted	26,579	23,105	26,581	22,932

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012[1]	2013	2012[1]
Net income	$192	$72,249	$25,907	$94,744
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	—	—	126
Commodity cash flow hedging losses reclassified to earnings	—	(63)	—	(752)
Other comprehensive income	—	(63)	—	(626)
Comprehensive income	$192	$72,186	$25,907	$94,118

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General. The 2012 financial information also includes the effects of immaterial corrections made discussed in Note 18 - Prior Period Correction of an Immaterial Error.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Parent Net Investment[1]	Common Limited		General Partner	Accumulated Other Comprehensive Income
		Units	Amount	Amount	(Loss)	Total
Balances - January 1, 2012	$51,571	20,471,776	$279,562	$5,428	$626	$337,187

Net income	4,622	—	85,519	4,603	—	94,744

Follow-on public offering	—	2,645,000	91,361	—	—	91,361

General partner contribution	—	—	—	1,951	—	1,951

Cash distributions	—	—	(52,880)	(5,452)	—	(58,332)

Unit-based compensation	—	6,250	379	—	—	379

Purchase of treasury units		(6,250)	(221)	—	—	(221)

Adjustment in fair value of derivatives	—	—	—	—	(626)	(626)

Balances - September 30, 2012	$56,193	23,116,776	$403,720	$6,530	$—	$466,443

Balances - January 1, 2013	$—	26,566,776	$349,490	$8,472	$—	$357,962

Net income	—	—	25,389	518	—	25,907

Issuance of restricted units	—	63,750	—	—	—	—

Forfeiture of restricted units	—	(250)	—	—	—	—

General partner contribution	—	—	—	37	—	37

Cash distributions	—	—	(61,902)	(1,384)	—	(63,286)

Unit-based compensation	—	—	737	—	—	737

Excess purchase price over carrying value of acquired assets	—	—	(301)	—	—	(301)

Purchase of treasury units	—	(6,000)	(250)	—	—	(250)

Balances - September 30, 2013	$—	26,624,276	$313,163	$7,643	$—	$320,806

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General. The 2012 financial information also includes the effects of immaterial corrections made discussed in Note 18 - Prior Period Correction of an Immaterial Error.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012[1]
Cash flows from operating activities:
Net income	$25,907	$94,744
Less: Income from discontinued operations	—	(67,312)
Net income from continuing operations	25,907	27,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,944	30,315
Amortization of deferred debt issuance costs	2,890	2,611
Amortization of debt discount	230	504
Deferred taxes	—	402
(Gain) loss on sale of property, plant and equipment	(796)	7
Gain on sale of equity method investment	—	(486)
Equity in (earnings) loss of unconsolidated entities	878	(256)
Unit-based compensation	737	379
Preferred dividends on MET investment	1,171	—
Other	7	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	43,043	(10,352)
Product exchange receivables	(219)	12,190
Inventories	(8,362)	(41,736)
Due from affiliates	(5,188)	(27,795)
Other current assets	(6,358)	1,996
Trade and other accounts payable	(29,641)	(16,808)
Product exchange payables	936	(9,405)
Due to affiliates	(525)	21,040
Income taxes payable	(440)	154
Other accrued liabilities	8,842	1,353
Change in other non-current assets and liabilities	(210)	(1,126)
Net cash provided by (used in) continuing operating activities	70,846	(9,581)
Net cash provided by (used in) discontinued operating activities	(8,678)	120
Net cash provided by (used in) operating activities	62,168	(9,461)
Cash flows from investing activities:
Payments for property, plant and equipment	(68,591)	(71,550)
Acquisitions	(73,921)	—
Payments for plant turnaround costs	—	(2,578)
Proceeds from sale of property, plant and equipment	4,719	33
Proceeds from sale of equity method investment	—	531
Investment in unconsolidated subsidiaries	—	(775)
Milestone distributions from ECP	—	2,208
Return of investments from unconsolidated entities	1,551	5,133
Contributions to unconsolidated entities	(30,877)	(22,786)
Net cash used in continuing investing activities	(167,119)	(89,784)
Net cash provided by discontinued investing activities	—	271,181
Net cash provided by (used in) investing activities	(167,119)	181,397
Cash flows from financing activities:
Payments of long-term debt	(518,000)	(547,000)
Payments of notes payable and capital lease obligations	(251)	(6,522)
Proceeds from long-term debt	691,000	349,000
Net proceeds from follow on offering	—	91,361
General partner contribution	37	1,951
Purchase of treasury units	(250)	(221)
Decrease in affiliate funding of investments in unconsolidated entities	—	(2,208)
Payment of debt issuance costs	(9,115)	(204)
Excess purchase price over carrying value of acquired assets	(301)	—
Cash distributions paid	(63,286)	(58,332)
Net cash provided by (used in) financing activities	99,834	(172,175)
Net decrease in cash	(5,117)	(239)
Cash at beginning of period	5,162	266
Cash at end of period	$45	$27
See accompanying notes to consolidated and condensed financial statements.
1 Financial information for 2012 has been revised to include results attributable to the Redbird Class A interests and the Blending and Packaging Assets acquired from Cross prior to October 2, 2012. See Note 1 – General. The 2012 financial information also includes the effects of immaterial corrections made discussed in Note 18 - Prior Period Correction of an Immaterial Error.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
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

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

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

The acquisitions of the Redbird Class A interests and the Blending and Packaging Assets were considered a transfer of net assets between entities under common control. As a result, the acquisitions of the Redbird Class A interests and the Blending and Packaging Assets are recorded at amounts based on the historical carrying value of these assets at October 2, 2012, and the Partnership is required to update its historical financial statements to include the activities of the Redbird Class A interests and the Blending and Packaging Assets as of the date of common control. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of the Redbird Class A interests and the Blending and Packaging Assets as if the Partnership owned these assets for the periods presented. Net income attributable to the Redbird Class A interests and the activities of the Blending and Packaging Assets for periods prior to the Partnership’s acquisition of the assets is not allocated to the general and limited partners for purposes of calculating net income per limited partner unit. See Note 11.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC (“Holdings”), a newly-formed sole member of Martin Midstream GP LLC (“MMGP”), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners (“Alinda”). Upon closing the transaction, Alinda appointed two representatives to serve as directors of the general partner.

Certain expense reclassifications were made to the Partnership's Consolidated and Condensed Statements of Operations for the three and nine months ended September 30, 2012 in order to conform to the current presentation.

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

Marine Transportation Equipment Purchase

On September 30, 2013, the Partnership acquired two inland tank barges from Martin Resource Management for $7,100. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The Partnership recorded $6,799 to property, plant and equipment in the Marine Transportation segment and the excess of the purchase price over the carrying value of the assets of $301 was recorded as an adjustment to partners' capital. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Sulfur Production Facility

On August 5, 2013, the Partnership acquired a plant nutrient sulfur production facility in Cactus, Texas for $4,118. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. Assets acquired and liabilities assumed were recorded in the Sulfur Services segment at fair value as follows:

Inventory	$162
Property, plant and equipment	4,000
Current liabilities	(44)
Total	$4,118

The Partnership's results of operations from these assets included revenues of $104 and a net loss of $80 for both the three and nine months ended September 30, 2013.

NL Grease, LLC

On June 13, 2013, the Partnership acquired certain assets of NL Grease, LLC (“NLG”) for $12,148. NLG is a Kansas City, Missouri based grease manufacturer that specializes in private-label packaging of commercial and industrial greases. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. The assets acquired by the Partnership were recorded in the Terminalling and Storage segment at fair value of $12,148 in the following purchase price allocation:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

Inventory and other current assets	$1,513
Property, plant and equipment	6,136
Other assets	5,113
Other accrued liabilities	(168)
Other long-term obligations	(446)
Total	$12,148

The purchase price allocation resulted in the recognition of $5,113 in definite-lived intangible assets with no residual value, including $2,418 of technology, $2,218 attributable to a customer list, and $477 attributable to a non-compete agreement. The amounts assigned to technology, the customer list, and the non-compete agreement are amortized over the estimated useful life of ten years, three years, and five years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately six years.

The Partnership completed the purchase price allocation during the third quarter of 2013, which resulted in an adjustment to working capital from the preliminary purchase price allocation in the amount of $55.

The Partnership's results of operations included revenues of $4,101 and net income of $166 for the three months ended September 30, 2013 and revenues of $4,622 and net income of $10 for the nine months ended September 30, 2013 related to the NLG acquisition.

NGL Marine Equipment Purchase

On February 28, 2013, the Partnership purchased from affiliates of Florida Marine Transporters, Inc. six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50,801, of which the commercial push boats totaling $8,201 were allocated to property, plant and equipment in the Partnership's Marine Transportation segment and the six pressure barges totaling $42,600 were allocated to property, plant and equipment in the Partnership's Natural Gas Services segment. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Talen's Marine & Fuel LLC

On December 31, 2012, the Partnership acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from QEP Marine Fuel Investment, LLC and QEP Marine Fuel Holdings, Inc. (collectively referred to as “Quintana Energy Partners”) for $103,368, subject to certain post-closing adjustments, including the assumption of a note payable in the amount of $2,971. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. Additionally, as required by ASC 805, the Partnership expensed acquisition related costs, of which $58 were recorded in selling, general and administrative expenses for the nine months ended September 30, 2013. Through this acquisition, the Partnership acquired certain terminalling facilities and other terminalling related assets located along the Texas and Louisiana gulf coast. This transaction was funded by borrowings under the Partnership's revolving credit facility. Simultaneous with the acquisition, the Partnership sold certain working capital-related assets and a customer relationship intangible asset to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56,000. Due to the Talen's acquisition, MES entered into various service agreements with Talen's pursuant to which the Partnership provides certain terminalling and marine services to MES. The excess carrying value of the assets over the purchase price paid by Martin Resource Management at the sales date was $4,268 and was recorded as an adjustment to partners' capital. The remaining net assets retained by the Partnership were recorded in the Terminalling and Storage segment at fair value of $43,100 in the following preliminary purchase price allocation:

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
September 30, 2013
(Unaudited)

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

The Partnership's results of operations included revenues of $1,228 and net income of $153 for the three months ended September 30, 2013 and revenues of $3,900 and net income of $710 for the nine months ended September 30, 2013 related to the Talen's acquisition.

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
September 30, 2013
(Unaudited)

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

The Prism Assets’ operating results, which are included within income from discontinued operations, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Total revenues from third parties[1]	$9,269	$66,842
Total costs and expenses, excluding depreciation and amortization	(9,296)	(64,556)
Depreciation and amortization	—	(2,320)
Other operating income[2]	62,251	61,421
Equity in earnings of Waskom, Matagorda, and PIPE	377	4,611
Income from discontinued operations before income taxes	62,601	65,998
Income tax benefit	(1,002)	(1,314)
Income from discontinued operations, net of income taxes	$63,603	$67,312

1 Total revenues from third parties excludes intercompany revenues of $3,285 and $26,431 for the three and nine months ended September 30, 2012, respectively.

2 The Partnership recognized a gain on the sale of the Prism Assets of $62,251 and $61,411 in income from discontinued operations for the three and nine months ended September 30, 2012, respectively.

(5)	Inventories

Components of inventories at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Natural gas liquids	$53,005	$33,610
Sulfur	5,859	14,892
Sulfur based products	14,517	17,824
Lubricants	27,112	27,366
Other	6,290	2,295
	$106,783	$95,987

(6)	Investments in Unconsolidated Entities and Joint Ventures

As discussed in detail in Note 4, the Partnership sold its 50% interests in Waskom, Matagorda, and PIPE in 2012. The equity in earnings associated with these investments during the period owned is recorded in income from discontinued operations for the three and nine months ended September 30, 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

On May 1, 2008, certain assets and liabilities were contributed to acquire a 50% ownership interest in Cardinal. In conjunction with this transaction, ECP contributed cash for a 50% ownership interest in Cardinal.

The initial carrying amount of the investment in Cardinal was less than the contributed underlying net assets. Of the basis difference, $1,250 relates to differences in the carrying value of fixed assets contributed as compared to amounts recorded by Cardinal, and is being amortized over 40 years, the approximate useful life of the underlying assets. Such amortization amounted to $8 and $23 for each of the three and nine months ended September 30, 2013 and 2012, respectively. The remaining basis difference is a permanent difference that will be realized upon sale of the investment in Cardinal.

On May 24, 2011, Redbird was formed to hold membership interests in Cardinal. On May 27, 2011, initial contributions consisted of all of Martin Resource Management’s membership interests in Cardinal for 100% of the Class A interests in Redbird. Simultaneously, the Partnership acquired 100% of the Class B interests in Redbird for approximately $59,319. Concurrent with the closing of this transaction, Redbird contributed the cash to Cardinal which used the cash, along with a contribution from ECP, to acquire all of the outstanding equity interests in Monroe Gas Storage Company, LLC as well as an option on development rights to an adjacent depleted reservoir facility. As discussed in Note 3, on October 2, 2012, the Partnership, acquired the remaining Class A interests in Redbird from MUS. As this acquisition is considered a transfer of net assets between entities under common control, the acquisition is recorded at the historical carrying value of these assets at the acquisition date. The Partnership is required to retrospectively update its historical financial statements to include the activities of the Class A interests in Redbird as of the date of common control. The Partnership's accompanying historical financial statements for the three and nine months ended September 30, 2012 have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the Redbird Class A interests as if the Partnership owned these assets for these periods.

At September 30, 2013, Redbird owned an unconsolidated 42.21% interest in Cardinal.  Redbird utilized the investments by the Partnership to invest in Cardinal to fund projects for natural gas storage facilities.

At September 30, 2013, the Partnership owned an unconsolidated 50% interest in Caliber Gathering, LLC (“Caliber”).

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

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	September 30, 2013	December 31, 2012
Redbird	$166,514	$153,749
MET	15,000	—
Caliber	72	560
Total investment in unconsolidated entities	$181,586	$154,309

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity in earnings of Waskom[1]	$—	$287	$—	$4,172
Equity in earnings of PIPE[1]	—	10	—	(60)
Equity in earnings of Matagorda[1]	—	80	—	499
Equity in earnings of discontinued operations	—	377	—	4,611
Equity in earnings of Redbird	(984)	(709)	(1,561)	355
Equity in earnings of MET	577	—	1,171	—
Equity in earnings of Caliber	(170)	(98)	(488)	(119)
Equity in earnings of Pecos Valley	—	32	—	20
Equity in earnings of unconsolidated entities	(577)	(775)	(878)	256
Total equity in earnings of unconsolidated entities	$(577)	$(398)	$(878)	$4,867

¹ For the three and nine months ended September 30, 2012, the financial information for Waskom, Matagorda, and PIPE is included in the Consolidated and Condensed Statements of Operations and Cash Flows as discontinued operations.

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of December 31,		Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Partners' Capital	Revenues	Net Income	Revenues	Net Income
2012
Waskom	$—	$—	$8,171	$668	$66,662	$8,986

	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Partners' Capital	Revenues	Net Income	Revenues	Net Income
2013
Cardinal	$802,068	$473,076	$17,341	$(2,300)	$36,136	$(2,241)
	As of December 31,
2012
Cardinal	$694,767	$457,297	$8,089	$(272)	$25,156	$(2,005)

As of September 30, 2013 and December 31, 2012, the Partnership’s interest in cash of the unconsolidated equity-method investees was $8,448 and $1,265, respectively.

(7)	Derivative Instruments and Hedging Activities

The Partnership’s results of operations are materially impacted by changes in crude oil, natural gas and NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges.

(a)    Commodity Derivative Instruments

The Partnership has from time to time used derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  These hedging arrangements have been in the form of swaps for crude oil, natural gas and natural

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

gasoline. In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

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

(b)    Impact of Commodity Cash Flow Hedges

Crude Oil. For the three and nine months ended September 30, 2012, net gains and losses on swap hedge contracts decreased and increased crude revenue (included in income from discontinued operations) by $36 and $496, respectively.

Natural Gas. For the three and nine months ended September 30, 2012, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $77 and $813, respectively.

Natural Gas Liquids. For the three and nine months ended September 30, 2012, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $5 and $1,066, respectively.

For information regarding gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note.

(c)    Impact of Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate debt and term loan credit facilities.

Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations For the Three Months Ended September 30, 2013 and 2012
			Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$—	Income from Discontinued Operations	$—	$63	Income from Discontinued Operations	$—	$—
Total derivatives designated as hedging instruments	$—	$—		$—	$63		$—	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Income from Discontinued Operations	$—	$(18)
Total derivatives not designated as hedging instruments		$—	$(18)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations For the Nine Months Ended September 30, 2013 and 2012
			Effective Portion			Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012		2013	2012		2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$126	Income from Discontinued Operations	$—	$748	Income from Discontinued Operations	$—	$4
Total derivatives designated as hedging instruments	$—	$126		$—	$748		$—	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Income from Discontinued Operations	$—	$1,623
Total derivatives not designated as hedging instruments		$—	$1,623

(8)	Fair Value Measurements

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$186,747	$—	$186,747	$—
2021 Senior unsecured notes	254,928	—	254,928	—
Total liabilities	$441,675	$—	$441,675	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$187,066	$—	$187,066	$—
Total liabilities	$187,066	$—	$187,066	$—

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

•
Long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The carrying amount of the Partnership's note payable to bank as of September 30, 2013 is not deemed to be significantly different than the fair value.

(9)	Other Accrued Liabilities

Components of other accrued liabilities were as follows:

	September 30, 2013	December 31, 2012
Accrued interest	$10,277	$4,492
Property and other taxes payable	6,609	2,770
Accrued payroll	1,200	1,991
Other	245	236
	$18,331	$9,489

(10)	Long-Term Debt and Capital Leases

At September 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
$600,000 Revolving credit facility at variable interest rate (3.13%* weighted average at September 30, 2013), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$219,000	$296,000
$200,000** Senior notes, 8.875% interest, net of unamortized discount of $1,381 and $1,612, respectively, issued March 2010 and due April 2018, unsecured	173,619	173,388
$250,000 Senior notes, 7.250% interest, issued February 2013 and due February 2021, unsecured	250,000	—
$3,315 Note payable to bank, interest rate at 4.75%, maturity date of October 2029, unsecured	2,885	2,971
Capital lease obligations	5,673	5,839
Total long-term debt and capital lease obligations	651,177	478,198
Less current installments	3,173	3,206
Long-term debt and capital lease obligations, net of current installments	$648,004	$474,992

     * Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings is 2.50%.  Effective October 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective January 1, 2014, the applicable margin for existing LIBOR borrowings will increase to 3.00%. As of November 4, 2013, the Partnership's weighted average interest rate on its revolving loan facility is 2.80%.

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

Effective March 28, 2013, the Partnership increased the maximum amount of borrowings and letters of credit available under the Credit Facility from $400,000 to $600,000 and extended the maturity date of the facility from April 2016 to March 2018.

On February 11, 2013, the Partnership completed a private placement of $250,000 in aggregate principal amount of 7.250% senior unsecured notes due 2021 to qualified institutional buyers under Rule 144A. The Partnership filed with the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

SEC a registration statement to exchange the 2021 Notes for substantially identical notes that are registered under the Securities Act, and completed the exchange offer on July 31, 2013.

The Partnership paid cash interest in the amount of $11,289 and $4,696 for the three months ended September 30, 2013 and 2012, respectively.  The Partnership paid cash interest in the amount of $22,897 and $19,039 for the nine months ended September 30, 2013 and 2012, respectively.  Capitalized interest was $326 and $175 for the three months ended September 30, 2013 and 2012, respectively. Capitalized interest was $744 and $799 for the nine months ended September 30, 2013 and 2012, respectively.

(11)	Partners' Capital

As of September 30, 2013, partners’ capital consisted of 26,624,276 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 5,093,267 of the Partnership's common limited partnership units representing approximately 19.1% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

Incentive Distribution Rights

The Partnership’s general partner, MMGP, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. No incentive distributions were allocated to the general partner from July 1, 2012 (which would have been payable to the general partner on November 14, 2012 for the third quarter of 2012 distribution) through September 30, 2013. As of September 30, 2013, the amount of incentive distributions the general partner has foregone is $7,490, resulting in an amount remaining of $$10,510.

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

For the three months ended September 30, 2013 and 2012, the general partner received no incentive distributions. For the nine months ended September 30, 2013 and 2012, the general partner received $0 and $2,857, respectively, in incentive distributions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Continuing operations:
Net income attributable to Martin Midstream Partners L.P.	$192	$8,646	$25,907	$27,432
Less pre-acquisition income allocated to Parent	—	(152)	—	4,622
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	(1,536)	—	723
Distributions payable on behalf of general partner interest	467	(320)	1,384	295
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(463)	526	(866)	147
Less income allocable to unvested restricted units	1	—	67	—
Limited partners’ interest in net income	$187	$10,128	$25,322	$21,645

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$—	$63,603	$—	$67,312
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	1,536	—	2,134
Distributions payable on behalf of general partner interest	—	709	—	872
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	—	533	—	432
Limited partners’ interest in net income	$—	$60,825	$—	$63,874

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

The weighted average units outstanding for basic net income per unit were 26,552,028 and 26,561,406 for the three and nine months ended September 30, 2013, respectively, and 23,101,233 and 22,929,172 for the three and nine months ended September 30, 2012, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 26,632 and 19,757 for the three and nine months ended September 30, 2013, respectively, and 3,596 and 3,164 for the three and nine months ended September 30, 2012, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of September 30, 2013, Martin Resource Management owned 5,093,267 of the Partnership’s common units representing approximately 19.1% of the Partnership’s outstanding limited partnership units.  The Partnership’s general partner, MMGP, owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2013, of approximately 19.1% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2013
(Unaudited)

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
September 30, 2013
(Unaudited)

expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.

Effective October 1, 2012, through December 31, 2013, the conflicts committee of the board of directors of the general partner of the Partnership (the “Conflicts Committee”) approved an annual reimbursement amount for indirect expenses of $10,622.  The Partnership reimbursed Martin Resource Management for $2,655 and $7,966 of indirect expenses for the three and nine months ended September 30, 2013, respectively.  The Partnership reimbursed Martin Resource Management for $1,646 and $4,937 of indirect expenses for the three and nine months ended September 30, 2012, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2013
(Unaudited)

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

Sulfuric Acid Sales Agency Agreement. The Partnership is party to second amended and restated sulfuric acid sales agency agreement dated August 13, 2013, under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that is not consumed by the Partnership’s internal operations.  This agreement, as amended, will remain in place until the Partnership terminates it by providing 180 days’ written notice.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management.  Martin Resource Management then markets such acid to third-parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.

Other Miscellaneous Agreements. From time to time the Partnership enters into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Terminalling and storage	$18,044	$18,531	$52,857	$48,611
Marine transportation	5,943	3,979	18,828	13,282
Product sales:
Natural gas services	—	—	9	105
Sulfur services	809	1,469	3,460	4,829
Terminalling and storage	155	168	543	850
	964	1,637	4,012	5,784
	$24,951	$24,147	$75,697	$67,677

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$7,799	$6,761	$23,391	$18,783
Sulfur services	4,539	4,111	13,514	12,512
Terminalling and storage	13,488	13,165	39,638	36,509
	$25,826	$24,037	$76,543	$67,804

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Expenses:
Operating expenses
Marine transportation	$9,697	$7,236	$29,260	$21,217
Natural gas services	542	453	1,496	1,368
Sulfur services	2,115	1,494	6,405	4,796
Terminalling and storage	5,548	4,917	16,249	14,927
	$17,902	$14,100	$53,410	$42,308

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

Selling, general and administrative:
Marine transportation	$15	$15	$45	$47
Natural gas services	635	366	1,623	1,052
Sulfur services	748	737	2,360	2,183
Terminalling and storage	291	—	935	39
Indirect overhead allocation, net of reimbursement	2,667	1,646	7,981	4,937
	$4,356	$2,764	$12,944	$8,258

(13)	Income Taxes

Except as discussed below, the operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners. The activities of the Blending and Packaging Assets prior to the acquisition by the Partnership were subject to federal and state income taxes. Accordingly, income taxes have been included in the Blending and Packaging Assets' operating results for the three and nine months ended September 30, 2012.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

Woodlawn Pipeline Co., Inc (“Woodlawn”), a former subsidiary of the Partnership, was subject to income taxes due to its corporate structure. The assets of Woodlawn were included in the Prism Assets disposed of during 2012. The entity was liquidated on December 31, 2012. Income tax expense related to Woodlawn is recorded in discontinued operations.  A current state income tax expense of $90 and $95 related to Woodlawn was recorded for the three and nine months ended September 30, 2012, respectively.

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

Effective January 1, 2007, the Partnership became subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $303 and $910 were recorded in continuing operations current income tax expense for the three and nine months ended September 30, 2013 and $238 and $810 for the three and nine months ended September 30, 2012, respectively.

The components of income tax expense (benefit) from operations recorded for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$—	$5,933	$—	$7,642
State	303	844	910	1,703
	303	6,777	910	9,345
Deferred:
Federal	—	(7,238)	—	(7,293)
Total income tax expense (benefit)	$303	$(461)	$910	$2,052

Total income tax expense was allocated to continuing and discontinued operations as follows:

Income tax expense (benefit) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$—	$130	$—	$1,835
State	303	276	910	1,129
	303	406	910	2,964
Deferred:
Federal	—	135	—	402
Total income tax expense from continuing operations	$303	$541	$910	$3,366

Income tax expense (benefit) from discontinued operations:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$—	$5,803	$—	$5,807
State	—	568	—	574
	—	6,371	—	6,381
Deferred:
Federal	—	(7,373)	—	(7,695)
Total income tax benefit from discontinued operations	$—	$(1,002)	$—	$(1,314)

(14)	Business Segments

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

The natural gas services segment information below excludes the discontinued operations of the Prism Assets for all periods.  See Note 4.

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended September 30, 2013
Terminalling and storage	$90,205	$(1,199)	$89,006	$8,532	$7,350	$33,563
Natural gas services	204,926	—	204,926	598	5,466	2,398
Sulfur services	42,097	—	42,097	2,024	(527)	2,068
Marine transportation	24,751	(1,164)	23,587	2,544	3,733	1,943
Indirect selling, general and administrative	—	—	—	—	(3,779)	—
Total	$361,979	$(2,363)	$359,616	$13,698	$12,243	$39,972

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended September 30, 2012
Terminalling and storage	$81,845	$(1,191)	$80,654	$5,829	$6,858	$10,775
Natural gas services	190,738	—	190,738	149	3,270	143
Sulfur services	60,596	—	60,596	1,750	7,273	7,549
Marine transportation	22,879	(777)	22,102	2,564	811	1,711
Indirect selling, general and administrative	—	—	—	—	(1,966)	—
Total	$356,058	$(1,968)	$354,090	$10,292	$16,246	$20,178

Nine Months Ended September 30, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$256,320	$(3,507)	$252,813	$22,925	$25,968	$59,930
Natural gas services	653,080	—	653,080	1,444	18,858	2,513
Sulfur services	173,378	—	173,378	5,947	16,518	2,690
Marine transportation	75,004	(2,785)	72,219	7,628	8,813	3,458
Indirect selling, general and administrative	—	—	—	—	(11,270)	—
Total	$1,157,782	$(6,292)	$1,151,490	$37,944	$58,887	$68,591

Nine Months Ended September 30, 2012	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$246,219	$(3,542)	$242,677	$16,028	$20,536	$54,309
Natural gas services	527,666	—	527,666	436	6,457	410
Sulfur services	202,241	—	202,241	5,325	34,320	9,204
Marine transportation	65,912	(2,234)	63,678	8,526	662	7,627
Indirect selling, general and administrative	—	—	—	—	(6,733)	—
Total	$1,042,038	$(5,776)	$1,036,262	$30,315	$55,242	$71,550

The Partnership's assets by reportable segment as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013	December 31, 2012
Total assets:
Terminalling and storage	$435,484	$376,330
Natural gas services	375,817	331,064
Sulfur services	145,447	155,639
Marine transportation	163,454	149,963
Total assets	$1,120,202	$1,012,996

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

(15)	Unit Based Awards

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employees	$181	$196	$533	$234
Non-employee directors	76	65	204	145
Total unit-based compensation expense	$257	$261	$737	$379

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2013 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	13,248	$41.84
Granted	63,750	$32.55
Vested	(4,500)	$41.27
Forfeited	(250)	$31.06
Non-Vested, end of period	72,248	$33.72

Aggregate intrinsic value, end of period	$3,391

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2013 and 2012 are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aggregate intrinsic value of units vested	$—	$—	$153	$214
Fair value of units vested	$—	$—	$157	$214

As of September 30, 2013, there was $1,859 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.33 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of November 4, 2013, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(16)	Condensed Consolidating Financial Information

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

(18)	Prior Period Correction of an Immaterial Error

The Partnership's Consolidated and Condensed Statements of Operations for the three and nine months ended September 30, 2012 has been revised to correct an immaterial error in the earnings (loss) of unconsolidated entities of ($97) and ($514), respectively. The following financial statement captions in the Consolidated and Condensed Statements of Operations were affected by this correction:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2013
(Unaudited)

	Three Months Ended September, 30, 2012		Difference	Nine Months Ended September 30, 2012		Difference
	As Previously Reported	As Corrected		As Previously Reported	As Corrected
	(In thousands)			(In thousands)
Equity in earnings (loss) of unconsolidated entities	$(678)	$(775)	$(97)	$770	$256	$(514)
Total other expense	$(6,962)	$(7,059)	$(97)	$(23,930)	$(24,444)	$(514)
Income from continuing operations	$8,743	$8,646	$(97)	$27,946	$27,432	$(514)
Net income	$72,346	$72,249	$(97)	$95,258	$94,744	$(514)
Pre-acquisition income allocated to parent	$(55)	$(152)	$(97)	$5,136	$4,622	$(514)

Additionally, the Consolidated and Condensed Statements of Cash Flows for the nine months ended September 30, 2012 has been revised to correct an immaterial error of $2,208 in the equity in loss of unconsolidated entities (which is an adjustment to reconcile net income to net cash provided by operating activities) and affiliate funding of investments in unconsolidated entities (which is included in cash flows from financing activities). The correction of this immaterial error decreases net cash provided by operating activities, increases net cash provided by financing activities, and had no effect on the Partnership's cash and cash equivalents, investments in unconsolidated entities, net income or partners' capital.

(19)	Subsequent Events

Sale of Investment in Unconsolidated Entity. On November 1, 2013, the Partnership sold its 50% investment in Caliber for $750.

Quarterly Distribution. On October 24, 2013, the Partnership declared a quarterly cash distribution of $0.7825 per common unit for the third quarter of 2013, or $3.13 per common unit on an annualized basis, which will be paid on November 14, 2013 to unitholders of record as of November 7, 2013.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2013, Martin Resource Management owned 19.1% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings,
LLC (“Holdings”), a sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership interests in and control of our general partner.

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

We continually adjust our business strategy to focus on maximizing liquidity, maintaining a stable asset base which generates fee based revenues not sensitive to commodity prices, and improving profitability by increasing asset utilization and controlling costs. Over the past year, we have had access to the capital markets and have appropriate levels of liquidity and operating cash flows to adequately fund our growth. Over the next two years, we plan to increase expansion capital expenditures primarily in our Terminalling and Storage and Natural Gas Services segments.

Marine Transportation Equipment Purchase. On September 30, 2013, we acquired two inland tank barges from Martin Resource Management for $7.1 million. This transaction was funded with borrowings under our revolving credit facility.

Sale of general partner interest. On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in Holdings, a newly-formed sole member of MMGP, the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners (“Alinda”). Upon closing the transaction, Alinda appointed two representatives to serve as directors of the general partner.

Sulfur Production Facility. On August 5, 2013, we purchased a plant nutrient sulfur production facility in Cactus, Texas for $4.1 million. This transaction was funded by borrowings under our revolving credit facility.

NL Grease, LLC. On June 13, 2013, we acquired certain assets of NL Grease, LLC (“NLG”) for approximately $12.1 million. NLG is a Kansas City, Missouri based grease manufacturer that specializes in private-label packaging of commercial and industrial greases. This transaction was funded by borrowings under our revolving credit facility.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2012. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2013 and 2012:

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

The lives of our fixed assets range from 3 - 25 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $5.4 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we have recorded no impairment charges during the periods ended September 30, 2013 and 2012. If actual events are not consistent with our estimates and assumptions or our estimates and assumptions change due to new information, we may incur an impairment charge.

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

We completed the most recent annual review of goodwill as of August 31, 2013 and determined there was no impairment. Additionally, management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.

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

Utilizing the methodology described herein, we have recorded no impairment charges on investments in unconsolidated entities during the periods ended September 30, 2013 and 2012. If our evaluation indicated the fair value is less than the carrying value, the excess amount would be recorded as an impairment.

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

If subsequent factors indicate that estimates and assumptions used to allocate costs to acquired assets and liabilities differ from actual results, the allocation between goodwill, other intangible assets and fixed assets could significantly differ. Any such differences could impact future earnings through depreciation and amortization expense. Additionally, if estimated results supporting the valuation of goodwill or other intangible assets are not achieved, impairments could result.

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
Estimating environmental liabilities requires significant management judgment as well as possible use of third party specialists knowledgeable in such matters.	Environmental liabilities have not adversely affected our results of operations or financial condition in the past, and we do not anticipate that they will in the future.

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Florida, Mississippi and Texas;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	operating an underground NGL storage facility in Arcadia, Louisiana;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	building and marketing of sulfur processing equipment;

•	supplying employees and services for the operation of our business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

Ownership

Martin Resource Management owns an approximate 19.1% limited partnership interest in us. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, a sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights.

Management

Martin Resource Management directs our business operations through its ownership interests in and control of our general partner. We benefit from our relationship with Martin Resource Management through access to a significant pool of management expertise and established relationships throughout the energy industry. We do not have employees. Martin Resource Management employees are responsible for conducting our business and operating our assets on our behalf.

Related Party Agreements

The omnibus agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $45.4 million of direct costs and expenses for the three months ended September 30, 2013 compared to $39.3 million for the three months ended September 30, 2012. We reimbursed Martin Resource Management for $134.9 million of direct costs and expenses for the nine months ended September 30, 2013 compared to $113.4 million for the nine months ended September 30, 2012. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the three months ended September 30, 2013 and 2012, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $2.7 and $1.6 million, respectively, reflecting our allocable share of such expenses. For the nine months ended September 30, 2013 and 2012, the Conflicts Committee approved reimbursement amounts of $8.0 million and $4.9 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee of our general partner's board of directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The omnibus agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the omnibus agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 8% of our total cost of products sold during the three and nine months ended September 30, 2013, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% of our total cost of products sold during both the three and nine months ended September 30, 2012. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates. Our sales to Martin Resource Management accounted for approximately 7% of our total revenues for the three months ended September 30, 2013 and 2012, respectively.   Our sales to Martin Resource Management accounted for approximately 7% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, MES, and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2013 and 2012, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$192	$72,249	$25,907	$94,744
Less: Income from discontinued operations, net of income taxes	—	(63,603)	—	(67,312)
Income from continuing operations	192	8,646	25,907	27,432
Adjustments:
Interest expense	11,060	6,789	31,058	23,284
Income tax expense	303	541	910	3,366
Depreciation and amortization	13,698	10,292	37,944	30,315
EBITDA	25,253	26,268	95,819	84,397
Adjustments:
Equity in (earnings) loss of unconsolidated entities	577	775	878	(256)
(Gain) loss on sale of property, plant and equipment	—	4	(796)	7
(Gain) loss on equity method investment	—	(486)	—	(486)
Debt prepayment premium	—	—	—	2,470
Distributions from unconsolidated entities	761	836	2,722	3,114
Mont Belvieu indemnity escrow payment	—	—	—	(375)
Unit-based compensation	258	261	737	379
Adjusted EBITDA	26,849	27,658	99,360	89,250
Adjustments:
Interest expense	(11,060)	(6,789)	(31,058)	(23,284)
Income tax expense	(303)	(541)	(910)	(3,366)
Amortization of deferred debt issuance costs	815	680	2,890	2,611
Amortization of debt discount	77	77	230	504
Payments of installment notes payable and capital lease obligations	(91)	(81)	(251)	(256)
Deferred income taxes	—	135	—	402
Payments for plant turnaround costs	—	(175)	—	(2,578)
Maintenance capital expenditures	(2,973)	(1,325)	(7,473)	(3,603)
Distributable Cash Flow	$13,314	$19,639	$62,788	$59,680

Results of Operations

The results of operations for the three and nine months ended September 30, 2013 and 2012 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2013 and 2012.  The results of operations for these interim periods during the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed after the comparative discussion of our results within each segment.

The Natural Gas Services segment information below excludes the discontinued operations of the Prism Assets for all periods.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
	(In thousands)
Three Months Ended September 30, 2013
Terminalling and storage	$90,205	$(1,199)	$89,006	$8,052	$(702)	$7,350
Natural gas services	204,926	—	204,926	4,590	876	5,466
Sulfur services	42,097	—	42,097	753	(1,280)	(527)
Marine transportation	24,751	(1,164)	23,587	2,627	1,106	3,733
Indirect selling, general and administrative	—	—	—	(3,779)	—	(3,779)
Total	$361,979	$(2,363)	$359,616	$12,243	$—	$12,243

Three Months Ended September 30, 2012	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Terminalling and storage	$81,845	$(1,191)	$80,654	$7,513	$(655)	$6,858
Natural gas services	190,738	—	190,738	2,876	394	3,270
Sulfur services	60,596	—	60,596	6,114	1,159	7,273
Marine transportation	22,879	(777)	22,102	1,709	(898)	811
Indirect selling, general and administrative	—	—	—	(1,966)	—	(1,966)
Total	$356,058	$(1,968)	$354,090	$16,246	$—	$16,246

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2013
Terminalling and storage	$256,320	$(3,507)	$252,813	$27,657	$(1,689)	$25,968
Natural gas services	653,080	—	653,080	17,254	1,604	18,858
Sulfur services	173,378	—	173,378	19,659	(3,141)	16,518
Marine transportation	75,004	(2,785)	72,219	5,587	3,226	8,813
Indirect selling, general and administrative	—	—	—	(11,270)	—	(11,270)
Total	$1,157,782	$(6,292)	$1,151,490	$58,887	$—	$58,887

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2012
Terminalling and storage	$246,219	$(3,542)	$242,677	$22,499	$(1,963)	$20,536
Natural gas services	527,666	—	527,666	5,302	1,155	6,457
Sulfur services	202,241	—	202,241	30,927	3,393	34,320
Marine transportation	65,912	(2,234)	63,678	3,247	(2,585)	662
Indirect selling, general and administrative	—	—	—	(6,733)	—	(6,733)
Total	$1,042,038	$(5,776)	$1,036,262	$55,242	$—	$55,242

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands, except BBL per day)
Revenues:
Services	$30,151	$25,066	$5,085	20%
Products	60,054	56,779	3,275	6%
Total revenues	90,205	81,845	8,360	10%

Cost of products sold	53,215	52,697	518	1%
Operating expenses	19,427	14,372	5,055	35%
Selling, general and administrative expenses	979	1,434	(455)	(32)%
Depreciation and amortization	8,532	5,829	2,703	46%
Operating income	$8,052	$7,513	$539	7%

Lubricant sales volumes (gallons)	10,638	9,475	1,163	12%
Shore-based throughput volumes (gallons)	65,516	54,728	10,788	20%
Smackover refinery throughput volumes (BBL per day)	6,878	7,404	(526)	(7)%
Corpus Christi crude terminal (BBL per day)	101,921	49,400	52,521	106%

Services revenues.  Services revenue increased primarily due to $3.2 million of additional revenue attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May 2012. In addition, $1.2 million of the increase is due to revenues generated by Talen's, which was acquired on December 31, 2012.

Products revenues. A 25% increase in sales volumes at our blending and packaging facilities resulted in an $8.7 million positive impact on product revenues. Product sales volumes from our shore-based terminals decreased 16%, resulting in $3.3 million reduction in product revenues. The average sales price from our blending and packaging assets decreased 6%, resulting in a $2.0 million decrease in product revenues. The average sales price at our shore-based terminals decreased 1%, resulting in a $0.1 million decrease in product revenues.

Cost of products sold.  A 25% increase in sales volumes at our blending and packaging facilities resulted in a $7.6 million increase in cost of products sold, which was partially offset by a 16% decrease in sales volumes from at our shore-based terminals, resulting in a $3.0 million decrease in cost of products sold. Decreased average cost at our blending and packaging facilities of 10%, resulted in a decrease of $3.5 million in cost of products sold. Decreased average cost at our shore-based terminals of 3%, resulted in a decrease of $0.6 million in cost of products sold.

Operating expenses. The increase consists of $1.7 million related to our specialty terminals, primarily the Corpus Christi crude terminal placed in service in May 2012. Higher expenses at the Smackover refinery accounted for $2.5 million of the increase, including an increase in utilities and chemicals of $0.6 million, increased repairs and maintenance of $0.5 million, and increased leasing expense of $0.6 million. Additionally, $0.8 million relates to increased expense at our shore-based terminals primarily due to expenses associated with the Talen's terminals.

Selling, general and administrative expenses.  The decrease in selling, general, and administrative expenses is primarily related to decreased advertising expense in our lubricants operations of $0.2 million and decreased compensation expense at our specialty terminals of $0.3 million.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands, except BBL per day)
Revenues:
Services	$88,770	$68,649	$20,121	29%
Products	167,550	177,570	(10,020)	(6)%
Total revenues	256,320	246,219	10,101	4%

Cost of products sold	148,624	161,850	(13,226)	(8)%
Operating expenses	54,860	42,339	12,521	30%
Selling, general and administrative expenses	2,422	3,898	(1,476)	(38)%
Depreciation and amortization	22,925	16,028	6,897	43%
	27,489	22,104	5,385	24%
Other operating income	168	395	(227)	(57)%
Operating income	$27,657	$22,499	$5,158	23%

Lubricant sales volumes (gallons)	29,885	29,319	566	2%
Shore-based throughput volumes (gallons)	207,533	165,701	41,832	25%
Smackover refinery throughput volumes (BBL per day)	6,780	5,879	901	15%
Corpus Christi crude terminal (BBL per day)	105,759	40,122	65,637	164%

Services revenues. Services revenue increased primarily due to $15.4 million attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May 2012. In addition, $3.9 million of the increase is due to revenues generated by Talen's, which was acquired on December 31, 2012.

Products revenues. A 7% increase in sales volumes at our blending and packaging facilities resulted in a $7.3 million positive impact on product revenues. Product sales volumes from our shore-based terminals decreased 10%, resulting in $5.6 million reduction in product revenues. The average sales price from our blending and packaging assets decreased 7%, resulting in an $8.2 million decrease in product revenues. The average sales price at our shore-based terminals decreased 6%, resulting in a $3.4 million decrease in product revenues.

Cost of products sold.  A 7% increase in sales volumes at our blending and packaging facilities resulted in a $6.3 million increase in cost of products sold, which was partially offset by a 10% decrease in sales volumes from at our shore-based terminals, resulting in a $5.2 million decrease in cost of products sold. Decreased average cost at our blending and packaging facilities of 10%, resulted in a decrease of $10.3 million in cost of products sold. Decreased average cost at our shore-based terminals of 7%, resulted in a decrease of $4.0 million in cost of products sold.

Operating expenses. Increased expenses for the specialty terminals, primarily attributable to the Corpus Christi crude terminal, accounted for $5.7 million of the increase. Our shore-based terminal expenses increased $1.8 million primarily due to the Talen's terminals. In addition, $5.0 million of the increase is attributable to the Smackover refining assets, primarily as a result of increased utilities and repairs and maintenance expense.

Selling, general and administrative expenses.  The decrease in selling, general, and administrative expenses is primarily related to decreased advertising expense in our lubricants operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.   Other operating income decreased primarily due to the final indemnity payment related to the 2009 sale of our Mont Belvieu facility. This payment of $0.4 million was recorded in the second quarter of 2012. Other operating income for the nine months ended September 30, 2013 represents gain on the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues:
Marine transportation	$630	$—	$630
Products	204,296	190,738	13,558	7%
Total revenues	204,926	190,738	14,188	7%

Cost of products sold	196,719	186,080	10,639	6%
Operating expenses	1,863	847	1,016	120%
Selling, general and administrative expenses	1,156	786	370	47%
Depreciation and amortization	598	149	449	301%
Operating income	$4,590	$2,876	$1,714	60%

Distributions from unconsolidated entities	$761	$836	$(75)	(9)%

NGL sales volumes (Bbls)	3,162	3,092	70	2%

Revenues. The marine transportation revenue is attributable to our acquisition of the Florida Marine Assets on February 28, 2013. Natural gas services sales volumes increased 2%, resulting in a positive impact on revenues of $4.5 million.  Our NGL average sales price per barrel increased $2.92, or 5%, resulting in an increase to revenue of $9.0 million.

Cost of products sold.   Our average cost per barrel increased $2.03, or 3%.  Our margins increased $0.89 per barrel during the period, primarily as a result of improved market conditions experienced during the three months ended September 30, 2013 compared to the same period of 2012 in the Louisiana butane market.

Operating expenses.  Operating expenses increased primarily as a result of outside towing and tankerman expenses associated with the newly acquired Florida Marine Assets of $0.6 million, higher property and liability premiums of $0.2 million, and increased pipeline maintenance expenses of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense of $0.3 million and property taxes of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased as a result of the acquisition of the Florida Marine Assets during the first quarter of 2013.

Comparative Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues:
Marine transportation	$2,475	$—	$2,475
Products	650,605	527,666	122,939	23%
Total revenues	653,080	527,666	125,414	24%

Cost of products sold	627,748	517,083	110,665	21%
Operating expenses	3,834	2,603	1,231	47%
Selling, general and administrative expenses	2,800	2,242	558	25%
Depreciation and amortization	1,444	436	1,008	231%
Operating income	$17,254	$5,302	$11,952	225%

Distributions from unconsolidated entities	$2,722	$3,114	$(392)	(13)%

NGL sales volumes (Bbls)	9,883	7,825	2,058	26%

Revenues. The marine transportation revenue is attributable to our acquisition of the Florida Marine Assets on February 28, 2013. Natural gas services sales volumes increased 26%, positively impacting revenues $135.5 million, primarily as a result of us entering the Louisiana butane market during April 2012.  Our NGL average sales price per barrel decreased $1.60, or 2%, resulting in an offsetting decrease to revenues of $12.5 million.

Cost of products sold.   Our average cost per barrel decreased $2.56, or 4%.  Our margins increased $0.96 per barrel during the period, primarily as a result of increased margins gained through our entrance into the Louisiana butane market in April 2012.

Operating expenses.  Operating expenses increased primarily as a result of outside towing, tankerman, and fuel expenses associated with the newly acquired Florida Marine Assets of $0.7 million, higher property and liability premiums of $0.2 million, and increased pipeline maintenance expenses of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense of $0.5 million and property taxes of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased as a result of the acquisition of the Florida Marine Assets during the first quarter of 2013.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues:
Services	$3,001	$2,926	$75	3%
Products	39,096	57,670	(18,574)	(32)%
Total revenues	42,097	60,596	(18,499)	(31)%

Cost of products sold	34,085	47,362	(13,277)	(28)%
Operating expenses	4,166	4,357	(191)	(4)%
Selling, general and administrative expenses	1,069	1,008	61	6%
Depreciation and amortization	2,024	1,750	274	16%
	753	6,119	(5,366)	(88)%
Other operating income	—	(5)	5	(100)%
Operating income	$753	$6,114	$(5,361)	(88)%

Sulfur (long tons)	211.8	200.8	11.0	5%
Fertilizer (long tons)	44.8	61.2	(16.4)	(27)%
Total sulfur services volumes (long tons)	256.6	262.0	(5.4)	(2)%

Revenues.  Service revenue was substantially identical to the same period in 2012. Product revenues were most negatively impacted by lower market prices in our fertilizer business. Revenue declined $17.8 million as a result of a 31% decrease in average sales price. Reduced sales prices of agricultural products is the primary factor causing the decline in fertilizer sales prices negatively affecting our margins. Additionally, revenues decreased $0.8 million due to a 2% decline in sales volumes.

Cost of products sold.  A 27% decrease in prices reduced cost of products sold by $12.6 million. A 2% decrease in volumes reduced our cost by an additional $0.7 million. Margin per ton decreased $19.82, or 50%, resulting in a decline in gross margin of $5.3 million, primarily attributable to the decline in market prices discussed above. Also contributing to the decline in the gross margin of our fertilizer business was significant downtime attributable to plant turnarounds at our Plainview and Neches production facilities. Costs associated with these turnarounds were $1.2 million higher than the same period of 2012.

Operating expenses.  Our operating expenses decreased as a result of lower outside towing expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues:
Services	$9,003	$8,777	$226	3%
Products	164,375	193,464	(29,089)	(15)%
Total revenues	173,378	202,241	(28,863)	(14)%

Cost of products sold	131,849	149,853	(18,004)	(12)%
Operating expenses	12,791	13,164	(373)	(3)%
Selling, general and administrative expenses	3,132	2,945	187	6%
Depreciation and amortization	5,947	5,325	622	12%
	19,659	30,954	(11,295)	(36)%
Other operating loss	—	(27)	27	(100)%
Operating income	$19,659	$30,927	$(11,268)	(36)%

Sulfur (long tons)	614.9	781.2	(166.3)	(21)%
Fertilizer (long tons)	219.8	238.7	(18.9)	(8)%
Total sulfur services volumes (long tons)	834.7	1,019.9	(185.2)	(18)%

Revenues.  The increase in service revenue is attributable to increased contract rates. Product revenue declined $36.5 million as a result of a 18% decrease in volumes. The volume reduction was primarily related to the conversion of a buy/sell contract with a major customer to a fee-based handling contract. This reduction was partially offset by a $7.4 million increase in revenues attributable to a 4% increase in prices, of which our sulfur products saw an increase of 1% and our fertilizer products saw a decrease of 3%.

Cost of products sold.  Cost of products sold decreased $29.3 million due to an 18% decline in volumes. This reduction was partially offset by an $11.3 million increase in cost of products sold due to an 8% increase in prices. Our margin per ton decreased $3.79, or 9%, primarily attributable to the decline in market prices in our fertilizer business. Also contributing to the decline in the gross margin of our fertilizer business was significant downtime attributable to plant turnarounds at our Plainview and Neches production facilities during the third quarter of 2013 compared to the same period of 2012.

Operating expenses.  Our operating expenses decreased primarily as a result of lower outside towing expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of increased compensation expense.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues	$24,751	$22,879	$1,872	8%
Operating expenses	19,352	18,026	1,326	7%
Selling, general and administrative expenses	228	580	(352)	(61)%
Depreciation and amortization	2,544	2,564	(20)	(1)%
Operating income	$2,627	$1,709	$918	54%

Inland revenues.  A $2.8 million increase in inland revenues is primarily attributable to $1.9 million from the Talen's acquisition and $1.3 million from the Florida Marine Assets. Offsetting these increases was a reduction of $0.5 million in ancillary charges, primarily the rebill of fuel.

Offshore revenues.  A $1.1 million decrease in offshore revenue consists of $0.4 million in decreased utilization of the offshore fleet and $0.7 million due to lower ancillary charges, primarily the rebill of fuel.

Operating expenses.  Operating expenses increased $2.1 million as a result of costs and expenses associated with the acquisitions of Talen's and Florida Marine Assets.  Offsetting this increase are decreases in outside towing expense of $0.5 million and repairs and maintenance of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily as a result of decreased legal and consulting fees.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated and the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues	$75,004	$65,912	$9,092	14%
Operating expenses	61,417	52,773	8,644	16%
Selling, general and administrative expenses	1,000	1,366	(366)	(27)%
Depreciation and amortization	7,628	8,526	(898)	(11)%
	4,959	3,247	1,712	53%
Other operating income	628	—	628
Operating income	$5,587	$3,247	$2,340	72%

Inland revenues.  An $8.6 million increase in inland revenues is primarily attributable to $6.4 million from the Talen's acquisition and $1.6 million from the Florida Marine Assets, offset by a decrease of $0.5 million related to decreased utilization of our legacy inland marine transportation fleet. In addition, we saw $1.1 million in higher ancillary charges, primarily the rebill of fuel and barge cleaning repairs.

Offshore revenues. An increase in offshore revenues of $0.3 million is primarily due to the full utilization of the fleet and increased transportation rates, offset by lower ancillary charges of $0.6 million, primarily the rebill of fuel.

Operating expenses.  Operating expenses increased primarily as a result of $5.7 million of costs and expenses associated with the acquisitions of Talen's and Florida Marine Assets, increased crew wages of $1.5 million and $0.8 million related to property taxes.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of decreased legal and consulting fees.

Depreciation and amortization.  Depreciation and amortization decreased as a result of certain marine assets becoming fully depreciated and the disposal of equipment, partially offset by increases in depreciable assets related to recent capital expenditures.

Other operating income.  Other operating income includes the gain on disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Equity in earnings of Redbird	$(984)	$(709)	$(275)	(39)%
Equity in earnings of MET	577	—	577
Equity in earnings of Caliber	(170)	(98)	(72)	(73)%
Equity in earnings of Pecos Valley	—	32	(32)	(100)%
Equity in earnings (loss) of unconsolidated entities	$(577)	$(775)	$198	26%

Equity in earnings of Redbird Gas Storage Partners LLC ("Redbird") decreased $0.3 million. The 2013 period includes a one-time charge for incentive payments resulting from the completion of the Cadeville Gas Storage, LLC (“Cadeville”) and Perryville Gas Storage, LLC (“Perryville”) projects ahead of schedule and under budget. Additionally, 2013 includes another one-time charge for employee severance costs related to the discontinuation of Cardinal's gas consulting business. The aggregate impact of these charges to the Partnership was $1.8 million. Improved Cardinal results of operations in 2013 attributable to Cadeville and Perryville partially offset the one-time charges.

Equity in earnings of Martin Energy Trading LLC (“MET”), recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

The $0.1 million decrease in equity in earnings of Caliber is attributable to Caliber's decrease in earnings for the three months ended September 30, 2013.

The Pecos Valley Producer Services LLC “Pecos Valley” investment was sold in September 2012.

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Equity in earnings of Redbird	$(1,561)	$355	$(1,916)	(540)%
Equity in earnings of MET	1,171	—	1,171
Equity in earnings of Caliber	(488)	(119)	(369)	(310)%
Equity in earnings of Pecos Valley	—	20	(20)	(100)%
Equity in earnings (loss) of unconsolidated entities	$(878)	$256	$(1,134)	(443)%

Equity in earnings of Redbird decreased $1.9 million. The 2013 period includes a one-time charge for incentive payments resulting from the completion of the Cadeville and Perryville projects ahead of schedule and under budget. Additionally, 2013 includes another one-time charge for employee severance costs related to the discontinuation of Cardinal's gas consulting business. The aggregate impact of these charges to the Partnership was $1.8 million. A $2.2 million milestone payment is included in Redbird's equity in earnings in the nine months ended September 30, 2012. No milestone payments were received in 2013. Improved Cardinal results of operations in 2013 resulting from Cadeville and Perryville partially offset the one-time charges and lack of a milestone payment in 2013.

Equity in earnings of MET, recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

Initial equity in earnings of Caliber Gathering, LLC “Caliber” were recorded in June 2012 while the nine month period ended September 30, 2013 includes the Partnership's share of Caliber results for all months.

The Pecos Valley Producer Services LLC “Pecos Valley” investment was sold in September 2012.

Interest Expense

Comparative Components of Interest Expense for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revolving loan facility	$2,010	$1,810	$200	11%
8.875 % Senior notes	3,883	3,840	43	1%
7.250 % Senior notes	4,531	—	4,531
Amortization of deferred debt issuance costs	815	680	135	20%
Amortization of debt discount	77	77	—	—%
Interest costs attributable to the recast financial information of certain blending and packaging assets	—	526	(526)	(100)%
Other	70	31	39	126%
Capitalized interest	(326)	(175)	(151)	86%
Total interest expense	$11,060	$6,789	$4,271	63%

Comparative Components of Interest Expense for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Revolving loan facility	$5,273	$6,677	$(1,404)	(21)%
8.875 % Senior notes	11,648	12,530	(882)	(7)%
7.250 % Senior notes	11,530	—	11,530
Amortization of deferred debt issuance costs	2,890	2,611	279	11%
Amortization of debt discount	230	504	(274)	(54)%
Interest costs attributable to the recast financial information of certain blending and packaging assets	—	1,549	(1,549)	(100)%
Other	231	212	19	9%
Capitalized interest	(744)	(799)	55	(7)%
Total interest expense	$31,058	$23,284	$7,774	33%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012			2013	2012
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$3,779	$1,966	$1,813	92%	$11,720	$6,733	$4,987	74%

For both periods, indirect selling, general and administrative expenses increased primarily as a result of higher allocated overhead expenses from Martin Resource Management.

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

Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012			2013	2012
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$2,655	$1,646	$1,009	61%	$7,966	$4,937	$3,029	61%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Cash Flows - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table details the cash flow changes between the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Variance	Percent Change
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$62,168	$(9,461)	$71,629	757%
Investing activities	(167,119)	181,397	(348,516)	(192)%
Financing activities	99,834	(172,175)	272,009	158%
Net decrease in cash and cash equivalents	$(5,117)	$(239)	$(4,878)	2,041%

Net cash provided by (used in) operating activities for the nine months ended September 30, 2013 increased compared to the prior year period mainly due to a $71.5 million favorable variance in the change in working capital. The primary working capital change that positively affected cash provided by operating activities during the nine months ended September 30, 2013 was the decrease in accounts and other receivables from December 31, 2012 to September 30, 2013. Revenues for the month of December were higher than the month of September in our Natural Gas Services segment due to seasonality, resulting in a decrease in receivables over the period. We saw an offsetting decrease in trade and other accounts payable as a result of seasonality in our Natural Gas Services segment, providing an unfavorable effect on cash flows provided by operating activities.  Working capital changes negatively affecting cash provided by operating activities for the nine months ended September 30, 2012 include increases in product inventories in our terminalling and storage segments combined with decreases in accounts payable principally due to the timing of payments to vendors.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2013 decreased compared to the prior year period mainly due to the proceeds received from the sale of our natural gas gathering and processing operations in the prior period of $275.0 million and $73.9 million in cash paid for acquisitions in the current year period.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2013 increased compared to the prior period mainly due to (i) $250.0 million provided by the issuance of the 7.250% Senior Notes in the current period; (ii) $92.0 million in increased borrowings under our revolving credit facility in the current period; and (iii) offset by $91.4 million provided by the issuance common units during the previous period.

Capital Expenditures

Our operations require continual investment to upgrade or enhance operations and to ensure compliance with safety, operational, and environmental regulations. Our capital expenditures consist primarily of:

•maintenance capital expenditures made to maintain existing assets and operations

•expansion capital expenditures to acquire assets to grow our business, to expand existing facilities, such as projects that increase operating capacity, or to reduce operating costs

•plant turnaround costs made at our refinery to perform maintenance, overhaul and repair operations and to inspect, test and replace process materials and equipment.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Expansion capital expenditures	$36,999	$18,852	$61,118	$67,947
Maintenance capital expenditures	2,973	1,325	7,473	3,603
Plant turnaround costs	—	175	—	2,578
Total	$39,972	$20,352	$68,591	$74,128

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and nine months ended September 30, 2013. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Sulfur Services segments to maintain our existing assets and operations during the three and nine months ended September 30, 2013.

Expansion capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Sulfur Services segments during the three and nine months ended September 30, 2012. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal and Smackover refinery. Within our Marine Transportation segment, expenditures were made to upgrade certain assets in the inland fleet. Within our Sulfur Services segment, expenditures were made to expand operations at our Neches prilling facility. Maintenance capital expenditures were made primarily in our Terminalling and Storage and Sulfur Services segments to maintain our existing assets and operations during the three and nine months ended September 30, 2012. For the nine months ended September 30, 2012, plant turnaround costs include refinery turnaround expenditures at our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of September 30, 2013, we had $651.2 million of outstanding indebtedness, consisting of outstanding borrowings of $423.6 million (net of unamortized discount) under our Senior Notes due in 2018 and 2021, $219.0 million under our revolving credit facility, $5.7 million under capital lease obligations, and $2.9 million under a note payable.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2013, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$219,000	$—	$—	$219,000	$—
2018 Senior unsecured notes	173,619	—	—	173,619	—
2021 Senior unsecured notes	250,000	—	—	—	250,000
Note payable	2,885	2,885	—	—	—
Capital leases including current maturities	5,673	288	5,385	—	—
Non-competition agreements	50	50	—	—	—
Throughput commitment	45,554	4,912	10,301	10,974	19,367
Operating leases	48,947	11,873	20,749	9,665	6,660
Interest expense: ¹
Revolving credit facility	30,731	6,848	13,696	10,187	—
2018 Senior unsecured notes	71,184	15,531	31,062	24,591	—
2021 Senior unsecured notes	134,427	18,125	36,250	36,250	43,802
Note payable	71	71	—	—	—
Capital leases	2,425	881	1,544	—	—
Total contractual cash obligations	$984,566	$61,464	$118,987	$484,286	$319,829

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At September 30, 2013, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

Registration Rights Agreement. Under the Registration Rights Agreement, the Issuers and the Guarantors filed with the SEC a registration statement to exchange the 2021 Notes for substantially identical notes that are registered under the Securities Act, and completed the exchange offer on July 31, 2013.

2018 Senior Notes

For a description of our 2018, 8.875% senior notes issued March 26, 2010, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revolving Credit Facility

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

As of September 30, 2013, we had $219.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving $380.9 million available under our credit facility for future revolving credit borrowings and letters of credit.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the nine months ended September 30, 2013, the level of outstanding draws on our credit facility has ranged from a low of $40.0 million to a high of $298.0 million.

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

The applicable margin for existing LIBOR borrowings is 2.50%.  Effective October 1, 2013, the applicable margin for existing LIBOR borrowings remained at 2.50%.  Effective January 1, 2014, the applicable margin for existing LIBOR borrowings will increase to 3.00%. As of November 4, 2013, our weighted average interest rate on our revolving credit facility is 2.80%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 5.25 to 1.00. The maximum permitted senior leverage ratio (as defined in the credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.50 to 1.00. The minimum interest coverage ratio (as defined in the credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.50 to 1.00.

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

As of November 4, 2013, our outstanding indebtedness includes $214.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three and nine months ended September 30, 2013 or 2012.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three and nine months ended September 30, 2013 or 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.13% as of September 30, 2013.  As of November 4, 2013, we had total indebtedness outstanding under our credit facility of $214.0 million, all of which was unhedged floating rate debt. As of November 4, 2013, our weighted average interest rate on our revolving credit facility is 2.80%. Based on the amount of unhedged floating rate debt owed by us on September 30, 2013, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.2 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2018 and 2021 as these obligations are fixed rates.  The estimated fair value of our senior unsecured notes was approximately $441.7 million as of September 30, 2013, based on market prices of similar debt at September 30, 2013.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $16.0 million decrease in fair value of our long-term debt at September 30, 2013.

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

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 17 in Part I of this Form 10-Q.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: November 4, 2013	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.8
Amended and Restated Limited Liability Company Agreement of the General Partner, dated August 30, 2013 (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K (Reg. No. 000-50056), filed September 3, 2013, and incorporated herein by reference).

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

10.2 *¹	Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, between the Operating Partnership and Martin Product Sales, LLC.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; (5) the Consolidated and Condensed Statements of Other Comprehensive Income; and (6) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith
¹ Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.