Form 10-K/A
MARTIN MIDSTREAM PARTNERS LP
filed 2014-03-28
CIK 1176334

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

EXPLANATORY NOTE

Martin Midstream Partners L.P.'s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2013, initially filed on March 3, 2014 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include the separate financial statements of Cardinal Gas Storage Partners LLC (“Cardinal”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibit 99.1, in Part IV, Item 15, Exhibits, Financial Statements Schedules (“Item 15”).  Cardinal represents an unconsolidated affiliate, accounted for under the equity method of accounting, which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X for the three year period ended December 31, 2013.  In accordance with Rule 3-09(b)(1), the separate financial statements of Cardinal are being filed as an amendment to the Partnership's Form 10-K, within 90 days after the end of the Partnership's fiscal year, as they were not available prior to the filing of the Partnership's Form 10-K.

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

The consent of PricewaterhouseCoopers LLP, independent accountants for Cardinal, is also filed as exhibit 23.3 to this Amendment No. 1 to the Form 10-K.

In addition, this Amendment No. 1 includes new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other amendments are being made to the Form 10-K.  This Amendment No. 1 does not intend to update or modify the disclosure contained in the Partnership's Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the March 3, 2014 filing of the Partnership's Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with the Partnership's other filings.

i

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. and Subsidiaries are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Capital for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements

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
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 28, 2014                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2014.

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

10.16 (¹)
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

21.1**	List of Subsidiaries.
23.1**	Consent of KPMG LLP.
23.2**	Consent of KPMG LLP.
23.3*	Consent of Pricewaterhouse Coopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1*	Cardinal Gas Storage Partners LLC and Subsidiaries Consolidated Financial Statements as of and for the periods ended December 31, 2013, 2012 and 2011.
101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed or furnished herewith.
**	Filed March 3, 2014, with the Partnership's Annual Report on Form 10-K (SEC File No.000-50056), for the year ended December 31, 2013, and incorporated, herein by reference.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
(¹)
Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which has been granted.