Form 10-Q
period 2014-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2014-05-05
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at May 2, 2014, was 27,039,432.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash	$4,371	$16,542
Accounts and other receivables, less allowance for doubtful accounts of $2,129 and $2,492, respectively	133,579	163,855
Product exchange receivables	901	2,727
Inventories	94,771	94,902
Due from affiliates	16,448	12,099
Other current assets	7,734	7,353
Total current assets	257,804	297,478

Property, plant and equipment, at cost	946,784	929,183
Accumulated depreciation	(314,352)	(304,808)
Property, plant and equipment, net	632,432	624,375

Goodwill	23,802	23,802
Investment in unconsolidated entities	129,336	128,662
Debt issuance costs, net	15,190	15,659
Other assets, net	9,048	7,943
	$1,067,612	$1,097,919

Liabilities and Partners’ Capital
Trade and other accounts payable	$128,149	$142,951
Product exchange payables	17,504	9,595
Due to affiliates	3,044	2,596
Income taxes payable	1,504	1,204
Other accrued liabilities	15,565	20,242
Total current liabilities	165,766	176,588

Long-term debt and capital lease obligations, less current installments	643,772	658,695
Other long-term obligations	1,981	2,219
Total liabilities	811,519	837,502

Commitments and contingencies
Partners’ capital	256,093	260,417
	$1,067,612	$1,097,919

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Terminalling and storage *	$31,801	$28,891
Marine transportation *	23,410	24,980
Sulfur services	3,037	3,001
Product sales: *
Natural gas services	333,337	259,109
Sulfur services	51,170	67,384
Terminalling and storage	54,273	50,321
	438,780	376,814
Total revenues	497,028	433,686

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	320,698	248,778
Sulfur services *	37,853	52,797
Terminalling and storage *	48,029	43,815
	406,580	345,390
Expenses:
Operating expenses *	43,896	43,360
Selling, general and administrative *	8,606	7,030
Depreciation and amortization	13,992	11,893
Total costs and expenses	473,074	407,673

Other operating (expense) income	(45)	372
Operating income	23,909	26,385

Other income (expense):
Equity in loss of unconsolidated entities	(296)	(374)
Interest expense	(11,451)	(9,058)
Other, net	(67)	(9)
Total other expense	(11,814)	(9,441)

Net income before taxes	12,095	16,944
Income tax expense	(300)	(307)
Net income	11,795	16,637
Less general partner's interest in net income	(236)	(333)
Less income allocable to unvested restricted units	(32)	(43)
Limited partners' interest in net income	$11,527	$16,261

Net income per unit attributable to limited partners - basic	$0.43	$0.61
Weighted average limited partner units - basic	26,572	26,561

Net income per unit attributable to limited partners - diluted	$0.43	$0.61
Weighted average limited partner units - diluted	26,605	26,569

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Terminalling and storage	$18,010	$17,328
Marine transportation	5,849	6,843
Product Sales	1,892	1,209
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	8,453	8,556
Sulfur services	4,865	4,534
Terminalling and storage	9,844	11,961
Expenses:
Operating expenses	18,239	17,974
Selling, general and administrative	5,384	4,418

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2013	26,566,776	$349,490	$8,472	$357,962
Net income	—	16,304	333	16,637
Issuance of restricted units	57,750	—	—	—
General partner contribution	—	—	37	37
Cash distributions	—	(20,501)	(456)	(20,957)
Unit-based compensation	—	256	—	256
Balances - March 31, 2013	26,624,526	$345,549	$8,386	$353,935

Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net income	—	11,559	236	11,795
Issuance of common units	132,580	5,235	—	5,235
Issuance of restricted units	6,400	—	—	—
Forfeiture of restricted units	(2,750)	—	—	—
General partner contribution	—	—	114	114
Cash distributions	—	(20,898)	(472)	(21,370)
Unit-based compensation	—	179	—	179
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - March 31, 2014	26,754,856	$249,826	$6,267	$256,093

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,795	$16,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,992	11,893
Amortization of deferred debt issuance costs	810	1,269
Amortization of debt discount	77	76
Loss (gain) on sale of property, plant and equipment	45	(372)
Equity in loss of unconsolidated entities	296	374
Unit-based compensation	179	256
Other	—	6
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	27,801	56,639
Product exchange receivables	1,826	(2,625)
Inventories	131	25,494
Due from affiliates	(4,349)	(25,635)
Other current assets	(381)	(1,046)
Trade and other accounts payable	(19,635)	(24,429)
Product exchange payables	7,909	8,445
Due to affiliates	448	2,394
Income taxes payable	300	484
Other accrued liabilities	(4,677)	4,185
Change in other non-current assets and liabilities	(43)	26
Net cash provided by continuing operating activities	36,524	74,071
Net cash used in discontinued operating activities	—	(8,678)
Net cash provided by operating activities	36,524	65,393
Cash flows from investing activities:
Payments for property, plant and equipment	(16,642)	(14,715)
Acquisitions	—	(50,801)
Payments for plant turnaround costs	(2,164)	—
Proceeds from sale of property, plant and equipment	245	3,610
Proceeds from involuntary conversion of property, plant and equipment	2,475	—
Investment in unconsolidated subsidiaries	—	(15,000)
Return of investments from unconsolidated entities	225	525
Contributions to unconsolidated entities	(1,195)	(9,365)
Net cash used in investing activities	(17,056)	(85,746)
Cash flows from financing activities:
Payments of long-term debt	(91,000)	(373,000)
Payments of notes payable and capital lease obligations	—	(81)
Proceeds from long-term debt	76,000	418,000
Net proceeds from issuance of common units	5,235	—
General partner contribution	114	37
Purchase of treasury units	(277)	—
Payment of debt issuance costs	(341)	(8,761)
Cash distributions paid	(21,370)	(20,957)
Net cash (used in) provided by financing activities	(31,639)	15,238
Net decrease in cash	(12,171)	(5,115)
Cash at beginning of period	16,542	5,162
Cash at end of period	$4,371	$47
Non-cash additions to property, plant and equipment	$4,833	$—
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Prior to August 30, 2013, Martin Resource Management owned 100% of the Partnership's general partner. On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC (“Holdings”), a newly-formed sole member of Martin Midstream GP LLC (“MMGP”), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners (“Alinda”). Upon closing the transaction, Alinda appointed two representatives to serve as directors of the general partner.

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
March 31, 2014
(Unaudited)

over the carrying value of the assets of $301 was recorded as an adjustment to partners' capital. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Sulfur Production Facility

On August 5, 2013, the Partnership acquired a plant nutrient sulfur production facility in Cactus, Texas (“Cactus”) for $4,118. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. Assets acquired and liabilities assumed were recorded in the Sulfur Services segment at fair value as follows:

Inventory	$162
Property, plant and equipment	4,000
Current liabilities	(44)
Total	$4,118

The Partnership's results of operations from these assets included revenues of $667 and net income of $191 for the three months ended March 31, 2014 related to the Cactus acquisition.

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

The Partnership's results of operations included revenues of $3,652 and net income of $162 for the three months ended March 31, 2014 related to the NLG acquisition.

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
March 31, 2014
(Unaudited)

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

Cash flows resulting from balances existing at December 31, 2012 were reported in the Consolidated and Condensed Statements of Cash Flows as discontinued operations for the three months ended March 31, 2013.

(5)	Inventories

Components of inventories at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Natural gas liquids	$21,602	$31,859
Sulfur	18,515	8,912
Sulfur based products	16,626	17,584
Lubricants	35,173	33,847
Other	2,855	2,700
	$94,771	$94,902

(6)	Investments in Unconsolidated Entities and Joint Ventures

At March 31, 2014, the Partnership owned an unconsolidated 42.21% interest in Cardinal Gas Storage Partners LLC (“Cardinal”).

During the fourth quarter of 2013, the Partnership sold its unconsolidated 50% interest in Caliber Gathering, LLC (“Caliber”).

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

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	March 31, 2014	December 31, 2013
Redbird	$113,781	$113,662
MET	15,555	15,000
Total investment in unconsolidated entities	$129,336	$128,662

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Equity in loss of Redbird	$(851)	$(216)
Equity in earnings of MET	555	—
Equity in loss of Caliber	—	(158)
Equity in loss of unconsolidated entities	$(296)	$(374)

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of March 31,		Three Months Ended March 31,
	Total Assets	Members' Equity	Revenues	Net Income (Loss)
2014
Cardinal	$646,963	$346,860	$18,429	$(2,017)
	As of December 31,
2013
Cardinal	$661,816	$346,584	$8,087	$451

As of March 31, 2014 and December 31, 2013, the Partnership’s interest in cash of the unconsolidated equity-method investees was $6,287 and $3,703, respectively.

(7)	Derivative Instruments and Hedging Activities

The Partnership’s results of operations are materially impacted by changes in crude oil, natural gas and NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges.

(a)    Commodity Derivative Instruments

The Partnership has from time to time used derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  These hedging arrangements have been in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership did not have any commodity derivative instruments outstanding during the three months ended March 31, 2014 or 2013.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and senior unsecured notes. The Partnership did not have any interest rate derivative instruments outstanding during the three months ended March 31, 2014 or 2013.

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
March 31, 2014
(Unaudited)

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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$182,767	$—	$182,767	$—
2021 Senior unsecured notes	263,786	—	263,786	—
Total liabilities	$446,553	$—	$446,553	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$185,816	$—	$185,816	$—
2021 Senior unsecured notes	258,004	—	258,004	—
Total liabilities	$443,820	$—	$443,820	$—

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

(9)	Other Accrued Liabilities

Components of other accrued liabilities were as follows:

	March 31, 2014	December 31, 2013
Accrued interest	$10,301	$11,038
Property and other taxes payable	3,620	6,785
Accrued payroll	1,308	2,186
Other	336	233
	$15,565	$20,242

(10)	Long-Term Debt and Capital Leases

At March 31, 2014 and December 31, 2013, long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
$637,500[3] Revolving credit facility at variable interest rate (3.16%[1] weighted average at March 31, 2014), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$220,000	$235,000
$200,000[2] Senior notes, 8.875% interest, net of unamortized discount of $1,228 and $1,305, respectively, issued March 2010 and due April 2018, unsecured	173,772	173,695
$250,000 Senior notes, 7.250% interest, issued February 2013 and due February 2021, unsecured	250,000	250,000
Total long-term debt	643,772	658,695
Less current installments	—	—
Long-term debt, net of current installments	$643,772	$658,695

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at March 31, 2014 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 Pursuant to the Indenture under which the Senior Notes due in 2018 were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 1, 2014, the Partnership redeemed the remaining $175,000 of the 8.875% senior unsecured notes due in 2018 from all holders.  On April 1, 2014, the Partnership completed private placement add-on of $150,000 in aggregate principal amount of 7.250% senior unsecured notes due February 2021 to qualified institutional buyers under Rule 144A.

3 Effective February 18, 2014, the Partnership increased the maximum amount of borrowings and letters of credit available under the Partnership's revolving credit facility from $600,000 to $637,500 and extended the maturity date of the facility from April 2016 to March 2018.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

The Partnership paid cash interest in the amount of $11,689 and $2,217 for the three months ended March 31, 2014 and 2013, respectively.  Capitalized interest was $388 and $180 for the three months ended March 31, 2014 and 2013, respectively.

(11)	Partners' Capital

As of March 31, 2014, partners’ capital consisted of 26,754,856 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 5,093,267 of the Partnership's common limited partnership units representing approximately 19.0% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the “Partnership Agreement”) contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for aggregate proceeds of $5,654 during the three months ended March 31, 2014. Sales were at market prices prevailing at the time of the sale. The Partnership also received capital contributions from the general partner of $114 during the three months ended March 31, 2014, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

The Partnership’s general partner, MMGP, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. No incentive distributions were allocated to the general partner from July 1, 2012 through March 31, 2014. As of March 31, 2014, the amount of incentive distributions the general partner has foregone is $11,867, resulting in an amount remaining of $6,133.

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

For the three months ended March 31, 2014 and 2013, the general partner received no incentive distributions.

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
March 31, 2014
(Unaudited)

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

For purposes of computing diluted net income per unit, the Partnership uses the more dilutive of the two-class and if-converted methods. Under the if-converted method, the weighted-average number of subordinated units outstanding for the period is added to the weighted-average number of common units outstanding for purposes of computing basic net income per unit and the resulting amount is compared to the diluted net income per unit computed using the two-class method. The following is a reconciliation of net income allocated to the general partner and limited partners for purposes of calculating net income attributable to limited partners per unit:

	Three Months Ended March 31,
	2014	2013
Net income attributable to Martin Midstream Partners L.P.	$11,795	$16,637
Less general partner’s interest in net income:
Distributions payable on behalf of general partner interest	472	456
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(236)	(123)
Less income allocable to unvested restricted units	32	43
Limited partners’ interest in net income	$11,527	$16,261

The weighted average units outstanding for basic net income per unit were 26,571,666 and 26,560,654 for the three months ended March 31, 2014 and 2013, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 33,101 and 8,756 for the three months ended March 31, 2014 and 2013, respectively due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of March 31, 2014, Martin Resource Management owned 5,093,267 of the Partnership’s common units representing approximately 19.0% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2014, of approximately 19.0% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

The following is a description of the Partnership’s material related party agreements and transactions:

Omnibus Agreement

      Omnibus Agreement.  The Partnership and its general partner are parties to the Omnibus Agreement dated November 1, 2002, with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and the Partnership’s use of certain of Martin Resource Management’s trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management.

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
March 31, 2014
(Unaudited)

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

•
any business that Martin Resource Management acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value and the Partnership declines to do so with the concurrence of the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee"); and

•
any business that Martin Resource Management acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

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

Effective January 1, 2014, through December 31, 2014, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,535.  The Partnership reimbursed Martin Resource Management for $3,190 and $2,657 of indirect expenses for the three months ended March 31, 2014 and 2013, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2014
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

Talen's Agreements. In connection with the Talen's Marine & Fuel LLC ("Talens") acquisition, three new agreements were executed, all with effective dates of December 31, 2012. Under the terms of these contracts, Talen's provides terminal services to Martin Resource Management. The terminal services agreements both have five-year terms and provide a per gallon throughput rate, which may be adjusted annually based on a price index.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Terminalling and storage	$18,010	$17,328
Marine transportation	5,849	6,843
Product sales:
Natural gas services	829	9
Sulfur services	955	1,133
Terminalling and storage	108	67
	1,892	1,209
	$25,751	$25,380

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$8,453	$8,556
Sulfur services	4,865	4,534
Terminalling and storage	9,844	11,961
	$23,162	$25,051

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Operating Expenses:
Marine transportation	$9,664	$10,058
Natural gas services	606	485
Sulfur services	1,486	2,355
Terminalling and storage	6,483	5,076
	$18,239	$17,974

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

Selling, general and administrative:
Marine transportation	$8	$15
Natural gas services	958	579
Sulfur services	843	806
Terminalling and storage	385	361
Indirect overhead allocation, net of reimbursement	3,190	2,657
	$5,384	$4,418

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership became subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $300 and $307 were recorded in income tax expense for the three months ended March 31, 2014 and 2013, respectively.

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

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, as amended, by

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

Three Months Ended March 31, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$87,297	$(1,223)	$86,074	$8,975	$8,311	$15,600
Natural gas services	333,633	—	333,633	504	9,465	500
Sulfur services	54,207	—	54,207	1,983	8,068	1,447
Marine transportation	24,114	(1,000)	23,114	2,530	2,962	3,928
Indirect selling, general and administrative	—	—	—	—	(4,897)	—
Total	$499,251	$(2,223)	$497,028	$13,992	$23,909	$21,475

Three Months Ended March 31, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$80,353	$(1,141)	$79,212	$7,096	$9,983	$14,049
Natural gas services	259,439	—	259,439	292	8,462	115
Sulfur services	70,385	—	70,385	1,966	9,344	201
Marine transportation	25,232	(582)	24,650	2,539	2,539	350
Indirect selling, general and administrative	—	—	—	—	(3,943)	—
Total	$435,409	$(1,723)	$433,686	$11,893	$26,385	$14,715

The Partnership's assets by reportable segment as of March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
Total assets:
Terminalling and storage	$468,527	$461,160
Natural gas services	274,584	320,631
Sulfur services	161,160	151,982
Marine transportation	163,341	164,146
Total assets	$1,067,612	$1,097,919

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

(15)	Unit Based Awards

The Partnership recognizes compensation cost related to unit-based awards to employees in its consolidated financial statements in accordance with certain provisions of ASC 718. The Partnership recognizes compensation costs related to unit-based awards to directors under certain provisions of ASC 505-50-55 related to equity-based payments to non-employees. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended March 31,
	2014	2013
Employees	$122	$195
Non-employee directors	57	61
Total unit-based compensation expense	$179	$256

Long-Term Incentive Plans

      The Partnership's general partner has a long term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

The plan consists of two components, restricted units and unit options. The plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of the general partner’s board of directors (the "Compensation Committee").

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2014 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	72,998	$33.26
Granted	6,400	$43.05
Vested	(5,750)	$40.34
Forfeited	(2,750)	$31.06
Non-Vested, end of period	70,898	$33.65

Aggregate intrinsic value, end of period	$3,052

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended March 31, 2014 and 2013 are provided below:

	Three Months Ended March 31,
	2014	2013
Aggregate intrinsic value of units vested	$249	$153
Fair value of units vested	$247	$168

As of March 31, 2014, there was $1,643 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.19 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of May 2, 2014, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

(18)	Subsequent Events

Interest Rate Swaps. The Partnership entered into two interest rate swap agreements effective April 1, 2014 with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes.  Under these swap agreements, the Partnership will pay a floating rate of interest and receive a fixed rate based on a three-month U.S. Dollar LIBOR rate to match the fixed rate of the senior unsecured notes.

Issuance of 7.250% Senior Unsecured Notes Due 2021. On April 1, 2014, the Partnership completed a private placement add-on of $150,000 of the 7.250% senior unsecured notes.  The Partnership filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The Partnership expects the exchange offer to be completed during the second quarter of 2014.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2014
(Unaudited)

Redemption of 8.875% Senior Unsecured Notes Due 2018. On April 1, 2014, the Partnership redeemed all $175,000 of the 8.875% senior unsecured notes due in 2018 from their holders. In conjunction with the redemption, the Partnership incurred a debt prepayment premium of $7,767. Additionally, the Partnership expects to record a non-cash charge of $3,871 for the write-off of unamortized debt issuance costs and unamortized debt discount related to the redemption of the senior unsecured notes.

Quarterly Distribution. On April 23, 2014, the Partnership declared a quarterly cash distribution of $0.7875 per common unit for the first quarter of 2014, or $3.15 per common unit on an annualized basis, which will be paid on May 15, 2014 to unitholders of record as of May 5, 2014.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014, and in this report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2014, Martin Resource Management owned 19.0% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC (“Holdings”), a sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership interests in and control of our general partner.

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

Issuance of 7.250% Senior Unsecured Notes Due 2021. On April 1, 2014, we completed a private placement add-on of $150.0 million of the 7.250% senior unsecured notes.  We filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. We expect the exchange offer to be completed during the second quarter of 2014.

Redemption of 8.875% Senior Unsecured Notes Due 2018. On April 1, 2014, we redeemed all $175.0 million of the 8.875% senior unsecured notes due in 2018 from their holders.  In conjunction with the redemption, the Partnership incurred a debt prepayment premium of $7.8 million. Additionally, we expect to record a non-cash charge of $3.9 million for the write-off of unamortized debt issuance costs and unamortized debt discount related to the redemption of the senior unsecured notes.

Amendment to Revolving Credit Facility.  On February 18, 2014, we increased the maximum amount of borrowings under our revolving credit facility from $600.0 million to $637.5 million by utilizing the accordion feature of our revolving credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated

Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2013. The following table evaluates the potential impact of estimates utilized during the periods ended March 31, 2014 and 2013:

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

The lives of our fixed assets range from 3 - 25 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $5.8 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we have recorded no impairment charges during the periods ended March 31, 2014 and 2013. If actual events are not consistent with our estimates and assumptions or our estimates and assumptions change due to new information, we may incur an impairment charge.

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

Ownership

Martin Resource Management owns an approximate 19.0% limited partnership interest in us. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, a sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $43.6 million of direct costs and expenses for the three months ended March 31, 2014 compared to $44.8 million for the three months ended March 31, 2013. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended March 31, 2014 and 2013, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $3.2 million and $2.7 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee of our general partner's board of directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 6% of our total cost of products sold during the three months ended March 31, 2014. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 7% of our total cost of products sold during the three months ended March 31, 2013. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. It primarily uses our terminalling, marine transportation and NGL distribution services for its operations. We provide terminalling and storage services under a terminal services agreement. We provide marine transportation services to Martin Resource Management under a charter agreement on a spot-contract basis at applicable market rates.  Our sales to Martin Resource Management accounted for approximately 5% and 6% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to “Item 13. Certain Relationships and Related Transactions – Agreements” set forth in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2014 and 2013, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2014	2013

Net income	$11,795	$16,637
Adjustments:
Interest expense	11,451	9,058
Income tax expense	300	307
Depreciation and amortization	13,992	11,893
EBITDA	37,538	37,895
Adjustments:
Equity in loss of unconsolidated entities	296	374
Loss (gain) on sale of property, plant and equipment	45	(372)
Distributions from unconsolidated entities	780	525
Unit-based compensation	179	256
Adjusted EBITDA	38,838	38,678
Adjustments:
Interest expense	(11,451)	(9,058)
Income tax expense	(300)	(307)
Amortization of debt discount	77	76
Amortization of deferred debt issuance costs	810	1,269
Payments of installment notes payable and capital lease obligations	—	(81)
Payments for plant turnaround costs	(2,164)	—
Maintenance capital expenditures	(4,338)	(1,678)
Distributable Cash Flow	$21,472	$28,899

Results of Operations

The results of operations for the three months ended March 31, 2014 and 2013 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2014 and 2013.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2014
Terminalling and storage	$87,297	$(1,223)	$86,074	$9,033	$(722)	$8,311
Natural gas services	333,633	—	333,633	8,638	827	9,465
Sulfur services	54,207	—	54,207	9,189	(1,121)	8,068
Marine transportation	24,114	(1,000)	23,114	1,946	1,016	2,962
Indirect selling, general and administrative	—	—	—	(4,897)	—	(4,897)
Total	$499,251	$(2,223)	$497,028	$23,909	$—	$23,909

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2013
Terminalling and storage	$80,353	$(1,141)	$79,212	$10,669	$(686)	$9,983
Natural gas services	259,439	—	259,439	8,104	358	8,462
Sulfur services	70,385	—	70,385	10,046	(702)	9,344
Marine transportation	25,232	(582)	24,650	1,509	1,030	2,539
Indirect selling, general and administrative	—	—	—	(3,943)	—	(3,943)
Total	$435,409	$(1,723)	$433,686	$26,385	$—	$26,385

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands, except BBL per day)
Revenues:
Services	$33,024	$30,032	$2,992	10%
Products	54,273	50,321	3,952	8%
Total revenues	87,297	80,353	6,944	9%

Cost of products sold	48,525	44,270	4,255	10%
Operating expenses	19,752	17,694	2,058	12%
Selling, general and administrative expenses	967	695	272	39%
Depreciation and amortization	8,975	7,096	1,879	26%
	9,078	10,598	(1,520)	(14)%
Other operating income	(45)	71	(116)	(163)%
Operating income	$9,033	$10,669	$(1,636)	(15)%

Lubricant sales volumes (gallons)	9,163	8,797	366	4%
Shore-based throughput volumes (gallons)	61,152	74,948	(13,796)	(18)%
Smackover refinery throughput volumes (BBL per day)	3,140	6,447	(3,307)	(51)%
Corpus Christi crude terminal (BBL per day)	140,346	109,369	30,977	28%

Services revenues. Services revenue increased $2.1 million related to specialty terminals, including $1.6 million attributable to volume increases at our crude terminal in Corpus Christi, Texas. In addition, revenue at our Smackover refinery increased $1.0 million due to higher minimum tolling fees and pipeline revenue.

Products revenues. Revenues at our blending and packaging facilities increased $2.0 million and $0.7 million due to volume and price increases of 6% and 2%, respectively. Revenues at our shore-based terminals increased $1.2 million principally due to a 7% increase in average sales price.

Cost of products sold.  A 6% increase in volumes at our blending and packaging facilities resulted in a $1.8 million increase in cost of products sold. Average cost per gallon for blending and packaging increased 4%, resulting in increased costs of $1.2 million. Costs at our shore-based facilities increased $1.3 million due to an 8% increase in prices.

Operating expenses. Costs at our Smackover refinery increased $1.4 million, including $0.6 million of repair and maintenance expense and $0.4 million of compensation costs. Additionally, operating expenses at our Corpus Christi crude terminal increased $0.6 million.

Selling, general and administrative expenses.  The increase in selling, general, and administrative expenses is primarily related to costs associated with a potential acquisition.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Marine transportation	$296	$330	$(34)	(10)%
Products	333,337	259,109	74,228	29%
Total revenues	333,633	259,439	74,194	29%

Cost of products sold	321,140	249,136	72,004	29%
Operating expenses	1,915	981	934	95%
Selling, general and administrative expenses	1,436	926	510	55%
Depreciation and amortization	504	292	212	73%
Operating income	$8,638	$8,104	$534	7%

Distributions from unconsolidated entities	$780	$525	$255	49%

NGL sales volumes (Bbls)	4,958	3,705	1,253	34%

Revenues. Natural gas services sales volumes increased 34%, positively impacting revenues $84.2 million.  The increase in volumes was a result of a colder winter season in 2014 compared to 2013. Additionally, we experienced increased volume as a result of being in the second full year of operations in the Louisiana butane market. Our NGL average sales price per barrel decreased $2.70, or 4%, resulting in an offsetting decrease to revenues of $10.0 million.

Cost of products sold.  Our average cost per barrel decreased $2.47, or 4%.  Our margins decreased $0.23 per barrel during the period as a result of decreased market prices.

Operating expenses.  Operating expenses increased primarily as a result of increased activity at our NGL marine facility in Corpus Christi, Texas.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization increased as a result of the acquisition of the Florida Marine assets during the first quarter of 2013.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$3,037	$3,001	$36	1%
Products	51,170	67,384	(16,214)	(24)%
Total revenues	54,207	70,385	(16,178)	(23)%

Cost of products sold	37,943	52,887	(14,944)	(28)%
Operating expenses	3,977	4,439	(462)	(10)%
Selling, general and administrative expenses	1,115	1,047	68	6%
Depreciation and amortization	1,983	1,966	17	1%
Operating income	$9,189	$10,046	$(857)	(9)%

Sulfur (long tons)	190.4	194.0	(3.6)	(2)%
Fertilizer (long tons)	91.2	103.7	(12.5)	(12)%
Total sulfur services volumes (long tons)	281.6	297.7	(16.1)	(5)%

Revenues.  Product revenue declined $13.3 million attributable to a 20% decrease in prices. A 5% reduction in sales volumes resulted in decreased revenue of $2.9 million.

Cost of products sold.  Cost of products sold decreased $12.8 million due to a 24% reduction in prices. A 5% decline in volumes resulted in a $2.2 million decrease in cost of products sold. Our margin per ton decreased $1.73, or 4%, primarily attributable to the decline in market prices in our sulfur business.

Operating expenses.  Our operating expenses decreased primarily as a result of lower fuel expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of increased compensation expense.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$24,114	$25,232	$(1,118)	(4)%
Operating expenses	19,447	21,066	(1,619)	(8)%
Selling, general and administrative expenses	191	419	(228)	(54)%
Depreciation and amortization	2,530	2,539	(9)	—%
	1,946	1,208	738	61%
Other operating income	—	301	(301)	(100)%
Operating income	$1,946	$1,509	$437	29%

Inland revenues.  Inland revenues increased $0.4 million as a result of $1.3 million attributable to the Florida Marine assets acquired in February 2013. Inland revenues declined $0.7 million due to decreased utilization of the legacy inland fleet.

Offshore revenues. A decrease in offshore revenues of $1.6 million is primarily due to decreased utilization of the offshore fleet.

Operating expenses.  Operating expenses decreased primarily as a result of decreases in outside towing of $0.8 million, barge lease rental of $0.6 million, and compensation expense of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of lower legal and consulting fees.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Other operating income.  Other operating income for the 2013 period includes the gain on disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in loss of Cardinal	$(851)	$(216)	$(635)	(294)%
Equity in earnings of MET	555	—	555
Equity in loss of Caliber	—	(158)	158	100%
Equity in loss of unconsolidated entities	$(296)	$(374)	$78	21%

Equity in earnings of Cardinal decreased $0.6 million. Equity in earnings decreased $1.4 million due a decline in the performance of Monroe Gas Storage Company, LLC ("Monroe"). This decline was partially offset by $0.8 million attributable to the results of Cadeville Gas Storage, LLC ("Cadeville") and Perryville Gas Storage, LLC ("Perryville"), both of which were completed in the second quarter of 2013. Monroe, Cadeville and Perryville are subsidiaries of Cardinal.

Equity in earnings of Martin Energy Trading LLC ("MET"), recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

The investment in Caliber Gathering, LLC (“Caliber”) was sold in November 2013.

Interest Expense

Comparative Components of Interest Expense for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$2,399	$1,576	$823	52%
8.875% Senior notes	3,882	3,883	(1)	—%
7.250% Senior notes	4,531	2,366	2,165	92%
Amortization of deferred debt issuance costs	810	1,269	(459)	(36)%
Amortization of debt discount	77	76	1	1%
Other	140	68	72	106%
Capitalized interest	(388)	(180)	(208)	(116)%
Total interest expense	$11,451	$9,058	$2,393	26%

Indirect Selling, General and Administrative Expenses for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Indirect selling, general and administrative expenses	$4,897	$3,943	$954	24%

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts:

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,190	$2,657	$533	20%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private.  We have recently completed several transactions that have improved our liquidity position, helping fund our acquisitions and organic growth projects.  We received $5.2 million in net proceeds from the issuance of common units under our "at the market" equity distribution program. We made certain strategic amendments under our revolving credit facility, including most recently in February 2014 when we increased our maximum borrowing capacity from $600.0 million to $637.5 million utilizing the accordion feature of our revolving credit facility.

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

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014, as well as our updated risk factors contained in “Part II - Other Information, Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Debt Financing Activities

In April 2014, we completed a $150.0 million private placement add-on of 7.250% senior unsecured notes due in 2021. We filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. We expect the exchange offer to be completed during the second quarter of 2014.

On April 1, 2014, we redeemed all $175.0 million of the 8.875% senior unsecured notes due in 2018 from their holders.

On February 18, 2014, we increased the maximum amount of borrowings and letters of credit under our revolving credit facility from $600.0 million to $637.5 million utilizing the accordion feature of our revolving credit facility.

Equity Offerings

In March 2014, we entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $5.6 million during the three months ended March 31, 2014. Sales were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.1 million during the three months ended March 31, 2014, to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2014.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2013 filed on March 28, 2014, as well as our updated risk factors contained in “Part II - Other Information, Item 1A. Risk Factors” set forth elsewhere herein, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table details the cash flow changes between the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$36,524	$65,393	$(28,869)	(44)%
Investing activities	(17,056)	(85,746)	68,690	80%
Financing activities	(31,639)	15,238	(46,877)	(308)%
Net decrease in cash and cash equivalents	$(12,171)	$(5,115)	$(7,056)	(138)%

Net cash provided by operating activities for the three months ended March 31, 2014 decreased compared to the prior year period primarily due to a $34.5 million unfavorable variance in the change in working capital. The primary working negative working capital impact was the change in accounts and other receivables related to the timing of receipts from our customers.

Net cash used in investing activities for the three months ended March 31, 2014 decreased compared to the prior year period mainly due to $50.8 million in cash paid for acquisitions and $15.0 million in cash paid for the preferred interests in MET in the 2013 period.

Net cash provided by (used in) financing activities for the three months ended March 31, 2014 decreased compared to the prior period mainly due to (i) $60.0 million in decreased borrowings under our revolving credit facility in the current period; (ii) offset by $8.4 million in additional cash paid during the 2013 period related to deferred financing costs.; and (iii) $5.2 million in net proceeds related to the issuance of common units during the first quarter of 2014.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Expansion capital expenditures	$17,137	$13,037
Maintenance capital expenditures	4,338	1,678
Plant turnaround costs	2,164	—
Total	$23,639	$14,715

Expansion capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments during the three months ended March 31, 2014. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Within our Marine Transportation segment, expenditures were made related to the construction of new barges. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Sulfur Services segments to maintain our existing assets and operations during the three months ended March 31, 2014. For the three months ended March 31, 2014, plant turnaround costs relate to our Smackover refinery.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three months ended March 31, 2013. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal and Smackover refinery. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the three months ended March 31, 2013.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of March 31, 2014, we had $643.8 million of outstanding indebtedness, consisting of outstanding borrowings of $423.8 million (net of unamortized discount) under our Senior Notes due in 2018 and 2021 and $220.0 million under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2014, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$220,000	$—	$—	$220,000	$—
2018 Senior unsecured notes	173,772	—	—	173,772	—
2021 Senior unsecured notes	250,000	—	—	—	250,000
Non-competition agreements	50	50	—	—	—
Throughput commitment	43,118	4,990	10,466	11,149	16,513
Operating leases	46,162	11,873	20,881	7,437	5,971
Interest expense: ¹
Revolving credit facility	27,700	6,944	13,888	6,868	—
2018 Senior unsecured notes	63,419	15,531	31,062	16,826	—
2021 Senior unsecured notes	125,365	18,125	36,250	36,250	34,740
Total contractual cash obligations	$949,586	$57,513	$112,547	$472,302	$307,224

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At March 31, 2014, we had outstanding irrevocable letters of credit in the amount of $8.6 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 2021, 7.250% senior notes issued March 26, 2010, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2013.

2018 Senior Notes

For a description of our 2018, 8.875% senior notes issued March 26, 2010, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revolving Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which was subsequently amended most recently on February 18, 2014 when we increased our maximum amount of borrowings to $637.5 million utilizing the accordion feature of our revolving credit facility.

As of March 31, 2014, we had $220.0 million outstanding under the revolving credit facility and $8.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $408.9 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2014, we have the ability to incur approximately $86.7 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2014, the level of outstanding draws on our credit facility has ranged from a low of $220.0 million to a high of $262.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at March 31, 2014 is 3.00%.

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

As of May 2, 2014, our outstanding indebtedness includes $260.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2014 or 2013.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2014 or 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.16% as of March 31, 2014.  As of May 2, 2014, we had total indebtedness outstanding under our credit facility of $260.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on March 31, 2014, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.2 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2018 and 2021 as these obligations are fixed rates.  The estimated fair value of our senior unsecured notes was approximately $446.6 million as of March 31, 2014, based on market prices of similar debt at March 31, 2014.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $13.3 million decrease in fair value of our long-term debt at March 31, 2014.

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

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 3, 2014, as amended, by Amendment No. 1 on Form10-K/A for the year ended December 31, 2013 filed on March 28, 2014.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
It’s General Partner

Date: May 2, 2014	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

10.2*
First Amendment to Third Amended and Restated Credit Agreement, dated as of July 12, 2013, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein.

10.3
Commitment Increase and Joinder Agreement, dated February 18, 2014, among the Operating Partnership, the Guarantors named therein, Deutsche Bank AG New York Branch, and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed February 18, 2014, and incorporated herein by reference).

10.4
Equity Distribution Agreement, dated as of March 7, 2014, among the Partnership, the General Partner, the Operating General Partner, the Operating Partnership, Goldman, Sachs & Co. and MLV & Co. LLC (filed as exhibit 1.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed March 7, 2014, and incorporated herein by reference).

10.5
Registration Rights Agreement, dated as of April 1, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC (filed as exhibit 4.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed April 1, 2014, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; (5) the Consolidated and Condensed Statements of Other Comprehensive Income; and (6) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith