Form 10-Q
period 2014-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2014-07-31
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at July 31, 2014, was 30,639,432.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash	$2,704	$16,542
Accounts and other receivables, less allowance for doubtful accounts of $1,807 and $2,492, respectively	145,418	163,855
Product exchange receivables	4,164	2,727
Inventories	113,346	94,902
Due from affiliates	21,915	12,099
Other current assets	11,173	7,353
Total current assets	298,720	297,478

Property, plant and equipment, at cost	970,170	929,183
Accumulated depreciation	(329,772)	(304,808)
Property, plant and equipment, net	640,398	624,375

Goodwill	23,802	23,802
Investment in unconsolidated entities	266,445	128,662
Debt issuance costs, net	14,191	15,659
Fair value of derivatives	547	—
Other assets, net	6,653	7,943
	$1,250,756	$1,097,919

Liabilities and Partners’ Capital
Trade and other accounts payable	$121,578	$142,951
Product exchange payables	22,078	9,595
Due to affiliates	6,555	2,596
Income taxes payable	818	1,204
Other accrued liabilities	18,806	20,242
Total current liabilities	169,835	176,588

Long-term debt	692,168	658,695
Other long-term obligations	2,020	2,219
Total liabilities	864,023	837,502

Commitments and contingencies
Partners’ capital	386,733	260,417
	$1,250,756	$1,097,919

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage *	$34,167	$27,420	$65,968	$56,311
Marine transportation *	22,153	25,497	45,563	50,477
Sulfur services	3,038	3,001	6,075	6,002
Product sales: *
Natural gas services	248,601	187,200	581,938	446,309
Sulfur services	59,543	57,895	110,713	125,279
Terminalling and storage	51,443	57,175	105,716	107,496
	359,587	302,270	798,367	679,084
Total revenues	418,945	358,188	915,973	791,874

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	238,622	181,523	559,320	430,301
Sulfur services *	45,315	44,786	83,168	97,583
Terminalling and storage *	46,806	50,273	94,835	94,088
	330,743	276,582	737,323	621,972
Expenses:
Operating expenses *	48,256	43,035	92,152	86,395
Selling, general and administrative *	8,745	6,383	17,351	13,413
Depreciation and amortization	14,594	12,353	28,586	24,246
Total costs and expenses	402,338	338,353	875,412	746,026

Other operating income	99	424	54	796
Operating income	16,706	20,259	40,615	46,644

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	1,938	73	1,642	(301)
Interest expense	(11,441)	(10,940)	(22,892)	(19,998)
Debt prepayment premium	(7,767)	—	(7,767)	—
Other, net	(50)	(14)	(117)	(23)
Total other expense	(17,320)	(10,881)	(29,134)	(20,322)

Net income (loss) before taxes	(614)	9,378	11,481	26,322
Income tax expense	(354)	(300)	(654)	(607)
Net income (loss)	(968)	9,078	10,827	25,715
Less general partner's interest in net (income) loss	19	(181)	(217)	(514)
Less (income) loss allocable to unvested restricted units	3	(23)	(29)	(66)
Limited partners' interest in net income (loss)	$(946)	$8,874	$10,581	$25,135

Net income (loss) per unit attributable to limited partners - basic	$(0.03)	$0.33	$0.38	$0.95
Weighted average limited partner units - basic	28,924	26,558	27,757	26,561

Net income (loss) per unit attributable to limited partners - diluted	$(0.03)	$0.33	$0.38	$0.95
Weighted average limited partner units - diluted	28,924	26,579	27,791	26,577

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage	$18,743	$17,485	$36,753	$34,813
Marine transportation	6,415	6,042	12,264	12,885
Product Sales	3,709	1,839	5,601	3,048
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	10,808	7,036	19,261	15,592
Sulfur services	4,452	4,441	9,317	8,975
Terminalling and storage	6,553	14,189	16,397	26,150
Expenses:
Operating expenses	19,248	17,534	37,487	35,508
Selling, general and administrative	5,489	4,170	10,873	8,588

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2013	26,566,776	$349,490	$8,472	$357,962
Net income	—	25,201	514	25,715
Issuance of restricted units	63,750	—	—	—
Forfeiture of restricted units	(250)	—	—	—
General partner contribution	—	—	37	37
Cash distributions	—	(41,135)	(917)	(42,052)
Unit-based compensation	—	479	—	479
Purchase of treasury units	(6,000)	(250)	—	(250)
Balances - June 30, 2013	26,624,276	$333,785	$8,106	$341,891

Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net income	—	10,610	217	10,827
Issuance of common units	4,017,156	160,514	—	160,514
Issuance of restricted units	6,900	—	—	—
Forfeiture of restricted units	(3,250)	—	—	—
General partner contribution	—	—	3,407	3,407
Cash distributions	—	(42,192)	(953)	(43,145)
Unit-based compensation	—	387	—	387
Excess purchase price over carrying value of acquired assets	—	(5,397)	—	(5,397)
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - June 30, 2014	30,639,432	$377,673	$9,060	$386,733

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,827	$25,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,586	24,246
Amortization of deferred debt issuance costs	4,588	2,075
Amortization of debt discount	1,305	153
Amortization of premium on notes payable	(82)	—
Gain on sale of property, plant and equipment	(54)	(796)
Equity in (earnings) loss of unconsolidated entities	(1,642)	301
Non-cash mark-to-market on derivatives	(547)	—
Unit-based compensation	387	479
Preferred dividends on MET investment	1,116	—
Other	—	6
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	15,962	66,658
Product exchange receivables	(1,437)	1,694
Inventories	(18,444)	4,946
Due from affiliates	(9,816)	(17,657)
Other current assets	(1,430)	(3,530)
Trade and other accounts payable	(23,574)	(29,256)
Product exchange payables	12,483	(1,211)
Due to affiliates	3,959	89
Income taxes payable	(386)	53
Other accrued liabilities	(1,449)	7,694
Change in other non-current assets and liabilities	597	(563)
Net cash provided by continuing operating activities	20,949	81,096
Net cash used in discontinued operating activities	—	(8,678)
Net cash provided by operating activities	20,949	72,418
Cash flows from investing activities:
Payments for property, plant and equipment	(41,237)	(28,621)
Acquisitions	(1,991)	(63,004)
Payments for plant turnaround costs	(3,910)	—
Proceeds from sale of property, plant and equipment	702	4,719
Proceeds from involuntary conversion of property, plant and equipment	2,475	—
Investment in unconsolidated entities	(134,413)	(15,000)
Return of investments from unconsolidated entities	2,425	1,357
Contributions to unconsolidated entities	(3,070)	(15,578)
Net cash used in investing activities	(179,019)	(116,127)
Cash flows from financing activities:
Payments of long-term debt	(885,000)	(439,000)
Payments of notes payable and capital lease obligations	—	(160)
Proceeds from long-term debt	917,250	529,000
Net proceeds from issuance of common units	160,514	—
General partner contribution	3,407	37
Purchase of treasury units	(277)	(250)
Payment of debt issuance costs	(3,120)	(9,011)
Excess purchase price over carrying value of acquired assets	(5,397)	—
Cash distributions paid	(43,145)	(42,052)
Net cash provided by financing activities	144,232	38,564
Net decrease in cash	(13,838)	(5,145)
Cash at beginning of period	16,542	5,162
Cash at end of period	$2,704	$17
Non-cash additions to property, plant and equipment	$3,111	$—
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
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

Prior to August 30, 2013, Martin Resource Management owned 100% of the Partnership's general partner. On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC (“Holdings”), the newly-formed sole member of Martin Midstream GP LLC (“MMGP”), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners (“Alinda”). Upon closing the transaction, Alinda appointed two representatives to serve as directors of the general partner.

(2)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated and condensed financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued No. ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for the Partnership's fiscal year beginning January 1, 2015 and early adoption is permitted. The standard primarily involves presentation and disclosure and therefore is not expected to have a material impact on the Partnership's financial condition, results of operations or cash flows.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

(3)	Acquisitions

NGL Storage Assets

On May 31, 2014, the Partnership acquired certain NGL storage assets from a subsidiary of Martin Resource Management for $7,388. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The Partnership recorded the purchase in the following allocation:

Property, plant and equipment	2,004
Current liabilities	(13)
$1,991

The excess of the purchase price over the carrying value of the assets of $5,397 was recorded as an adjustment to "Partners' capital". This transaction was funded with borrowings under the Partnership's revolving credit facility. As no individual line item of the historical financial statements of the assets was in excess of 3% of the Partnership's relative financial statement captions, the Partnership elected not to retrospectively recast the historical financial information of these assets.

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134,400, subject to certain post-closing adjustments. This transaction was recorded in "Investments in unconsolidated entities" in the Partnership's Consolidated and Condensed Balance Sheet through a preliminary purchase price allocation. The final allocation is expected to be completed by December 31, 2014. Atlas Holdings owns a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by Chevron Pipe Line Company, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route. This acquisition of the WTLPG business complements the Partnership's existing East Texas NGL pipeline that delivers Y-grade NGLs from East Texas production areas into Beaumont, Texas on a smaller scale. This transaction was funded with borrowings under the Partnership's revolving credit facility.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of WTLPG occurred at the beginning of fiscal 2013:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
As reported	$418,945	$358,188	$915,973	$791,874
Pro forma	$418,945	$358,188	$915,973	$791,874
Net income attributable to limited partners:
As reported	$(946)	$8,874	$10,581	$25,135
Pro forma	$(334)	$9,719	$11,897	$26,815
Net income per unit attributable to limited partners - basic
As reported	$(0.03)	$0.33	$0.38	$0.95
Pro forma	$(0.01)	$0.37	$0.43	$1.01
Net income per unit attributable to limited partners - diluted
As reported	$(0.03)	$0.33	$0.38	$0.95
Pro forma	$(0.01)	$0.37	$0.43	$1.01

The pro forma amounts have been determined by calculating the Partnership's equity in earnings WTLPG and adjusting the results to reflect additional interest expense and amortization of the investment in excess of the underlying net assets.

Marine Transportation Equipment Purchase

On September 30, 2013, the Partnership acquired two previously leased inland tank barges from Martin Resource Management for $7,100. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The Partnership recorded $6,799 to property, plant and equipment in the Marine Transportation segment and the excess of the purchase price over the carrying value of the assets of $301 was recorded as an adjustment to "Partners' capital". This transaction was funded with borrowings under the Partnership's revolving credit facility.

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

The Partnership's results of operations from these assets included revenues of $479 and net income of $43 for the three months ended June 30, 2014 and revenues of $1,146 and net income of $234 for the six months ended June 30, 2014.

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
June 30, 2014
(Unaudited)

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

The Partnership's results of operations from the NLG acquisition included revenues of $4,111 and net income of $112 for the three months ended June 30, 2014 and revenues of $521 and net loss of $156 for the three months ended June 30, 2013. Results of operations included revenues of $7,763 and net income of $130 for the six months ended June 30, 2014 and revenues of $521 and net loss of $156 for the six months ended June 30, 2013.

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

Cash flows resulting from balances existing at December 31, 2012 were reported in the Consolidated and Condensed Statements of Cash Flows as discontinued operations for the six months ended June 30, 2013.

(5)	Inventories

Components of inventories at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Natural gas liquids	$46,693	$31,859
Sulfur	14,398	8,912
Sulfur based products	14,603	17,584
Lubricants	34,594	33,847
Other	3,058	2,700
	$113,346	$94,902

(6)	Investments in Unconsolidated Entities and Joint Ventures

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas, all of the outstanding membership interests in Atlas Holdings for cash of approximately $134,400, subject to certain post-closing adjustments. Atlas Holdings owns a 19.8% limited partnership interest and a 0.2% general partnership interest in WTLPG. WTLPG is operated by Chevron Pipe Line Company, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. At the acquisition date, the carrying value of the 20% interest in WTLPG exceeded the Partnership’s share of the underlying net assets of WTLPG by approximately $96,000. The Partnership’s preliminary analysis determined that approximately $48,000 of the difference is attributable to property plant and equipment and the remaining $48,000 to equity method goodwill. The Partnership expects to complete its final analysis by December 31, 2014. The excess attributable to property, plant and equipment will be amortized over approximately 35 years. Such amortization amounted to $171 for the three and six months ended June 30, 2014. The Partnership recognizes its 20% interest in WTLPG as "Investment in unconsolidated entities" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting, with recognition of its ownership interest in the income of WTLPG as "Equity in earnings of unconsolidated entities" on its Consolidated and Condensed Statements of Operations.

At June 30, 2014, the Partnership owned an unconsolidated 42.17% interest in Cardinal Gas Storage Partners LLC (“Cardinal”).

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
June 30, 2014
(Unaudited)

These investments are accounted for by the equity method.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	June 30, 2014	December 31, 2013
WTLPG	$135,182	$—
Cardinal	116,263	113,662
MET	15,000	15,000
Total investment in unconsolidated entities	$266,445	$128,662

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity in earnings of WTLPG	$769	$—	$769	$—
Equity in earnings (loss) of Cardinal	608	(362)	(243)	(578)
Equity in earnings of MET	561	594	1,116	594
Equity in loss of Caliber	—	(159)	—	(317)
Equity in earnings of unconsolidated entities	$1,938	$73	$1,642	$(301)

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income (Loss)
2014
WTLPG	$208,657	$195,693	$25,950	$10,071	$47,914	$20,601
Cardinal	$646,424	$353,511	$16,914	$2,353	$35,343	$(605)
	As of December 31,
2013
Cardinal	$661,816	$346,584	$10,708	$(392)	$18,795	$59

As of June 30, 2014 and December 31, 2013, the Partnership’s interest in cash of the unconsolidated equity-method investees was $8,652 and $3,703, respectively.

(7)	Derivative Instruments and Hedging Activities

The Partnership’s results of operations are materially impacted by changes in crude oil, natural gas and NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. The Partnership is required to recognize all derivative instruments as either assets or liabilities at fair value on the Partnership’s Consolidated and Condensed Balance Sheets and to recognize certain changes in the fair value of derivative instruments on the Partnership’s Consolidated and Condensed Statements of Operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

(a)    Commodity Derivative Instruments

The Partnership has from time to time used derivatives to manage the risk of commodity price fluctuation. The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  These hedging arrangements have been in the form of swaps for crude oil, natural gas and natural gasoline. In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership did not have any commodity derivative instruments outstanding during the six months ended June 30, 2014 or 2013.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and it's senior unsecured notes. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings.

As of June 30, 2014, we had a combined notional principal amount of $200,000 of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with a portion of the Partnership's 2021 senior unsecured notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. Each of the Partnership's swap agreements have a termination date that corresponds to the maturity date of the 2021 senior unsecured notes and, as of June 30, 2014, the maximum length of time over which the Partnership has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through February of 2021.

For information regarding fair value amounts and gains and losses on interest rate derivative instruments, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments” below.

(c)    Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2013	December 31, 2013
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	$547	$—	Fair value of derivatives	$—	$—
Total derivatives not designated as hedging instruments		$547	$—		$—	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Three Months Ended June 30, 2014 and 2013

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2014	2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$2,927	$—
Total derivatives not designated as hedging instruments		$2,927	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Six Months Ended June 30, 2014 and 2013

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2014	2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$2,927	$—
Total derivatives not designated as hedging instruments		$2,927	$—

On April 1, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes.  On May 14, the Partnership terminated these swaps and received a termination benefit of $2,380 upon cancellation of these swap agreements. Additionally, subsequent to the termination on May 14, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements on May 14, 2014 with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate contracts	$547	$—	$547	$—
Total assets	$547	$—	$547	$—

Liabilities
2021 Senior unsecured notes	$424,876	$—	$424,876	$—
Total liabilities	$424,876	$—	$424,876	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$185,816	$—	$185,816	$—
2021 Senior unsecured notes	258,004	—	258,004	—
Total liabilities	$443,820	$—	$443,820	$—

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

(9)	Other Accrued Liabilities

Components of other accrued liabilities were as follows:

	June 30, 2014	December 31, 2013
Accrued interest	$10,966	$11,038
Property and other taxes payable	5,402	6,785
Accrued payroll	2,169	2,186
Other	269	233
	$18,806	$20,242

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

(10)	Long-Term Debt

At June 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
$900,000[3] Revolving credit facility at variable interest rate (2.97%[1] weighted average at June 30, 2014), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$290,000	$235,000
$200,000[2] Senior notes, 8.875% interest, net of unamortized discount of $0 and $1,305, respectively, issued March 2010 and due April 2018, unsecured	—	173,695
$400,000 Senior notes, 7.250% interest, including unamortized premium of $2,168 and $0, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured[2]	402,168	250,000
Total long-term debt	692,168	658,695
Less current installments	—	—
Long-term debt, net of current installments	$692,168	$658,695

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at June 30, 2014 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 Pursuant to the Indenture under which the Senior Notes due in 2018 were issued, the Partnership had the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 1, 2014, the Partnership redeemed the remaining $175,000 of the 8.875% senior unsecured notes due in 2018 from all holders.  On April 1, 2014, the Partnership completed a private placement add-on of $150,000 in aggregate principal amount of 7.250% senior unsecured notes due February 2021 to qualified institutional buyers under Rule 144A.  The Partnership filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014. In conjunction with this redemption, the Partnership incurred a debt prepayment premium of $7,767, on the Partnership's Consolidated and Condensed Statement of Operations for the three and six months ended June 30, 2014. Also in conjunction with the redemption, the Partnership expensed $2,643 and $1,228 of unamortized debt issuance costs and unamortized discount on notes payable, respectively, which is included in "Interest expense" on the Partnership's Consolidated and Condensed Statement of Operations for the three and six months ended June 30, 2014.

3 On June 27, 2014, the Partnership increased the maximum amount of borrowings and letters of credit available under the Partnership's revolving credit facility from $637,500 to $900,000.

The Partnership paid cash interest in the amount of $6,735 and $9,391 for the three months ended June 30, 2014 and 2013, respectively.  The Partnership paid cash interest in the amount of $18,424 and $11,608 for the six months ended June 30, 2014 and 2013, respectively. Capitalized interest was $335 and $238 for the three months ended June 30, 2014 and 2013, respectively. Capitalized interest was $723 and $418 for the six months ended June 30, 2014 and 2013, respectively.

(11)	Partners' Capital

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

As of June 30, 2014, partners’ capital consisted of 30,639,432 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 5,093,267 of the Partnership's common limited partnership units representing approximately 16.6% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the “Partnership Agreement”) contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On May 12, 2014, the Partnership completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses were $143,431.  The Partnership's general partner contributed $3,049 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership.  All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for aggregate proceeds of $11,848 and $17,083 during the three and six months ended June 30, 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. The Partnership also received capital contributions from the general partner of $243 and $356 during the three and six months ended June 30, 2014, respectively, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

The Partnership’s general partner, MMGP, holds a 2% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. No incentive distributions were allocated to the general partner from July 1, 2012 through June 30, 2014. As of June 30, 2014, the amount of incentive distributions the general partner has foregone is $14,187, resulting in an amount remaining of $6,813.

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
June 30, 2014
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Martin Midstream Partners L.P.	$(968)	$9,078	$10,827	$25,715
Less general partner’s interest in net income:
Distributions payable on behalf of general partner interest	482	461	954	917
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(501)	(280)	(737)	(403)
Less income allocable to unvested restricted units	(3)	23	29	66
Limited partners’ interest in net income (loss)	$(946)	$8,874	$10,581	$25,135

The weighted average units outstanding for basic net income per unit were 28,923,513 and 27,757,304 for the three and six months ended June 30, 2014, respectively, and 26,558,028 and 26,561,218 for the three and six months ended June 30, 2013, respectively.  All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the three months ended June 30, 2014 because the limited partners were allocated a net loss in this period. For diluted net income per unit, the weighted average units outstanding were increased by 33,350 for the six months ended June 30, 2014, and 21,284 and 15,496 for the three and six months ended June 30, 2013, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of June 30, 2014, Martin Resource Management owned 5,093,267 of the Partnership’s common units representing approximately 16.6% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2014, of approximately 16.6% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

Omnibus Agreement

      Omnibus Agreement.  The Partnership and its general partner are parties to the Omnibus Agreement dated November 1, 2002, with Martin Resource Management that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and the Partnership’s use of certain Martin Resource Management trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management.

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
June 30, 2014
(Unaudited)

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

Effective January 1, 2014, through December 31, 2014, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,535.  The Partnership reimbursed Martin Resource Management for $3,134 and $2,655 of indirect expenses for the three months ended June 30, 2014 and 2013, respectively.  The Partnership reimbursed Martin Resource Management for $6,268 and $5,311 of indirect expenses for the six months ended June 30, 2014 and 2013, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2014
(Unaudited)

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

Indemnification.  Martin Transport, Inc. has indemnified the Partnership against all claims arising out of the negligence or willful misconduct of Martin Transport, Inc. and its officers, employees, agents, representatives and subcontractors. The Partnership indemnified Martin Transport, Inc. against all claims arising out of the negligence or willful misconduct of us and our officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport, Inc. and the Partnership, our indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.

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

Miscellaneous Terminal Services Agreements.  The Partnership is a party to several terminal services agreements and from time to time the Partnership may enter into other terminal service agreements for the purpose of providing terminal services to related parties. Individually, each of these agreements is immaterial but when considered in the aggregate they could be deemed material. These agreements are throughput based with a minimum volume commitment. Generally, the fees due under these agreements are adjusted annually based on a price index.

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
June 30, 2014
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage	$18,743	$17,485	$36,753	$34,813
Marine transportation	6,415	6,042	12,264	12,885
Product sales:
Natural gas services	2,217	—	3,046	9
Sulfur services	1,268	1,518	2,223	2,651
Terminalling and storage	224	321	332	388
	3,709	1,839	5,601	3,048
	$28,867	$25,366	$54,618	$50,746

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$10,808	$7,036	$19,261	$15,592
Sulfur services	4,452	4,441	9,317	8,975
Terminalling and storage	6,553	14,189	16,397	26,150
	$21,813	$25,666	$44,975	$50,717

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Operating Expenses:
Marine transportation	$8,823	$9,505	$18,487	$19,563
Natural gas services	798	469	1,404	954
Sulfur services	2,034	1,935	3,520	4,290
Terminalling and storage	7,593	5,625	14,076	10,701
	$19,248	$17,534	$37,487	$35,508

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

Selling, general and administrative:
Marine transportation	$7	$15	$15	$30
Natural gas services	1,146	409	2,104	988
Sulfur services	820	806	1,663	1,612
Terminalling and storage	343	283	728	644
Indirect overhead allocation, net of reimbursement	3,173	2,657	6,363	5,314
	$5,489	$4,170	$10,873	$8,588

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $354 and $300 were recorded in income tax expense for the three months ended June 30, 2014 and 2013, respectively. State income taxes attributable to the Texas margin tax of $654 and $607 were recorded in income tax expense for the six months ended June 30, 2014 and 2013, respectively.

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
June 30, 2014
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

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended June 30, 2014
Terminalling and storage	$86,917	$(1,307)	$85,610	$9,415	$8,365	$13,798
Natural gas services	248,670	—	248,670	675	5,815	74
Sulfur services	62,581	—	62,581	2,031	7,886	1,633
Marine transportation	23,282	(1,198)	22,084	2,473	(522)	4,258
Indirect selling, general and administrative	—	—	—	—	(4,838)	—
Total	$421,450	$(2,505)	$418,945	$14,594	$16,706	$19,763

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended June 30, 2013
Terminalling and storage	$85,762	$(1,167)	$84,595	$7,297	$8,635	$12,319
Natural gas services	188,715	—	188,715	554	4,930	—
Sulfur services	60,896	—	60,896	1,957	7,701	422
Marine transportation	25,021	(1,039)	23,982	2,545	2,541	1,165
Indirect selling, general and administrative	—	—	—	—	(3,548)	—
Total	$360,394	$(2,206)	$358,188	$12,353	$20,259	$13,906

Six Months Ended June 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$174,214	$(2,530)	$171,684	$18,390	$16,676	$29,396
Natural gas services	582,303	—	582,303	1,179	15,280	574
Sulfur services	116,788	—	116,788	4,014	15,954	3,081
Marine transportation	47,396	(2,198)	45,198	5,003	2,440	8,186
Indirect selling, general and administrative	—	—	—	—	(9,735)	—
Total	$920,701	$(4,728)	$915,973	$28,586	$40,615	$41,237

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

Six Months Ended June 30, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$166,115	$(2,308)	$163,807	$14,393	$18,618	$26,368
Natural gas services	448,154	—	448,154	846	13,392	115
Sulfur services	131,281	—	131,281	3,923	17,045	623
Marine transportation	50,253	(1,621)	48,632	5,084	5,080	1,515
Indirect selling, general and administrative	—	—	—	—	(7,491)	—
Total	$795,803	$(3,929)	$791,874	$24,246	$46,644	$28,621

The Partnership's assets by reportable segment as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
Total assets:
Terminalling and storage	$471,891	$461,160
Natural gas services	455,515	320,631
Sulfur services	159,361	151,982
Marine transportation	163,989	164,146
Total assets	$1,250,756	$1,097,919

(15)	Unit Based Awards

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employees	$156	$155	$284	$351
Non-employee directors	52	68	103	128
Total unit-based compensation expense	$208	$223	$387	$479

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
June 30, 2014
(Unaudited)

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2014 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	72,998	$33.08
Granted	6,900	$41.10
Vested	(5,750)	$39.67
Forfeited	(3,250)	$31.06
Non-Vested, end of period	70,898	$33.40

Aggregate intrinsic value, end of period	$2,940

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and six months ended June 30, 2014 and 2013 are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Aggregate intrinsic value of units vested	$—	$—	$249	$153
Fair value of units vested	$—	$—	$247	$157

As of June 30, 2014, there was $1,426 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.97 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of July 31, 2014, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2014
(Unaudited)

Since December 31, 2012, the Partnership has added Redbird Gas Storage LLC, MOP Midstream Holdings LLC, Martin Midstream NGL Holdings, LLC and Martin Midstream NGL Holdings II, LLC as subsidiary guarantors to its outstanding senior unsecured notes and has transferred substantially all of Talen's assets to certain of the Partnership's other subsidiary guarantors. Therefore, the Partnership no longer presents condensed consolidating financial information for any non-subsidiary guarantors.

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

(18)	Subsequent Events

Quarterly Distribution. On July 24, 2014, the Partnership declared a quarterly cash distribution of $0.7925 per common unit for the second quarter of 2014, or $3.17 per common unit on an annualized basis, which will be paid on August 14, 2014 to unitholders of record as of August 7, 2014.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2014, Martin Resource Management owned 16.6% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC (“Holdings”), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership interests in and control of our general partner.

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

We continually adjust our business strategy to focus on maximizing liquidity, maintaining a stable asset base which generates fee based revenues not sensitive to commodity prices, and improving profitability by increasing asset utilization and controlling costs. Over the past year, we have had access to the capital markets and have appropriate levels of liquidity and operating cash flows to adequately fund our growth. Over the next two years, we plan to increase expansion capital expenditures across our multiple business platforms.

Amendment to Revolving Credit Facility. On June 27, 2014, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $637.5 million to $900.0 million. In addition, we amended certain financial covenants that govern our credit facility.

NGL Storage Assets. On May 31, 2014, we acquired certain NGL storage assets from Martin Resource Management for $7.4 million. This transaction was funded with borrowings under our revolving credit facility.

West Texas LPG Pipeline Limited Partnership. On May 14, 2014, we acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134.4 million, subject to certain post-closing adjustments. Atlas Holdings owns a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by Chevron Pipe Line Company, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This transaction was funded with borrowings under our revolving credit facility.

Public Offering. On May 12, 2014, the Partnership completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses were $143.4 million.  Our general partner contributed $3.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Issuance of 7.250% Senior Unsecured Notes Due 2021. On April 1, 2014, we completed a private placement add-on of $150.0 million of the 7.250% senior unsecured notes.  We filed with the SEC a registration statement on Form S-4 to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014.

Redemption of 8.875% Senior Unsecured Notes Due 2018. On April 1, 2014, we redeemed all $175.0 million of the 8.875% senior unsecured notes due in 2018 from their holders.  In conjunction with the redemption, the Partnership incurred a debt prepayment premium of $7.8 million and a non-cash charge of $3.9 million for the write-off of unamortized debt issuance costs and unamortized debt discount related to the redemption of the senior unsecured notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2013. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2014 and 2013:

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

The lives of our fixed assets range from 3 - 25 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $5.9 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we have recorded no impairment charges during the periods ended June 30, 2014 and 2013. If actual events are not consistent with our estimates and assumptions or our estimates and assumptions change due to new information, we may incur an impairment charge.

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

Ownership

Martin Resource Management owns approximately 16.6% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $43.4 million of direct costs and expenses for the three months ended June 30, 2014 compared to $44.7 million for the three months ended June 30, 2013.We reimbursed Martin Resource Management for $87.0 million of direct costs and expenses for the six months ended June 30, 2014 compared to $89.5 million for the six months ended June 30, 2013. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30, 2014 and 2013, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $3.1 million and $2.7 million, respectively, reflecting our allocable share of such expenses. For the six months ended June 30, 2014 and 2013, the Conflicts Committee approved reimbursement amounts of $6.3 million and $5.3 million, respectively. The Conflicts Committee of our general partner's board of directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 7% and 9% of our total cost of products sold during the three months ended June 30, 2014 and 2013, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 6% and 8% of our total cost of products sold during the six months ended June 30, 2014 and 2013, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

In the aggregate, the impact of related party transactions included in revenues accounted for approximately 7% of our total revenues for both the three months ended June 30, 2014 and 2013, respectively.  Our sales to Martin Resource Management accounted for approximately 6% of our total revenues for both the six months ended June 30, 2014 and 2013, respectively.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2014 and 2013.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$(968)	$9,078	$10,827	$25,715
Adjustments:
Interest expense	11,441	10,940	22,892	19,998
Income tax expense	354	300	654	607
Depreciation and amortization	14,594	12,353	28,586	24,246
EBITDA	25,421	32,671	62,959	70,566
Adjustments:
Equity in (earnings) loss of unconsolidated entities	(1,938)	(73)	(1,642)	301
Gain on sale of property, plant and equipment	(99)	(424)	(54)	(796)
Debt prepayment premium	7,767	—	7,767	—
Distributions from unconsolidated entities	561	1,436	1,341	1,961
Unit-based compensation	208	223	387	479
Adjusted EBITDA	31,920	33,833	70,758	72,511
Adjustments:
Interest expense	(11,441)	(10,940)	(22,892)	(19,998)
Income tax expense	(354)	(300)	(654)	(607)
Amortization of debt discount	1,228	77	1,305	153
Amortization of debt premium	(82)	—	(82)	—
Amortization of deferred debt issuance costs	3,778	806	4,588	2,075
Non-cash mark-to-market on derivatives	547	—	547	—
Payments of installment notes payable and capital lease obligations	—	(79)	—	(160)
Payments for plant turnaround costs	(1,746)	—	(3,910)	—
Maintenance capital expenditures	(4,616)	(2,822)	(8,954)	(4,500)
Distributable Cash Flow	$19,234	$20,575	$40,706	$49,474

Results of Operations

The results of operations for the six months ended June 30, 2014 and 2013 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2014 and 2013.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2014
Terminalling and storage	$86,917	$(1,307)	$85,610	$9,174	$(809)	$8,365
Natural gas services	248,670	—	248,670	4,822	993	5,815
Sulfur services	62,581	—	62,581	9,212	(1,326)	7,886
Marine transportation	23,282	(1,198)	22,084	(1,664)	1,142	(522)
Indirect selling, general and administrative	—	—	—	(4,838)	—	(4,838)
Total	$421,450	$(2,505)	$418,945	$16,706	$—	$16,706

Three Months Ended June 30, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Terminalling and storage	$85,762	$(1,167)	$84,595	$8,936	$(301)	$8,635
Natural gas services	188,715	—	188,715	4,560	370	4,930
Sulfur services	60,896	—	60,896	8,860	(1,159)	7,701
Marine transportation	25,021	(1,039)	23,982	1,451	1,090	2,541
Indirect selling, general and administrative	—	—	—	(3,548)	—	(3,548)
Total	$360,394	$(2,206)	$358,188	$20,259	$—	$20,259

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2014
Terminalling and storage	$174,214	$(2,530)	$171,684	$18,207	$(1,531)	$16,676
Natural gas services	582,303	—	582,303	13,460	1,820	15,280
Sulfur services	116,788	—	116,788	18,401	(2,447)	15,954
Marine transportation	47,396	(2,198)	45,198	282	2,158	2,440
Indirect selling, general and administrative	—	—	—	(9,735)	—	(9,735)
Total	$920,701	$(4,728)	$915,973	$40,615	$—	$40,615

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2013
Terminalling and storage	$166,115	$(2,308)	$163,807	$19,605	$(987)	$18,618
Natural gas services	448,154	—	448,154	12,664	728	13,392
Sulfur services	131,281	—	131,281	18,906	(1,861)	17,045
Marine transportation	50,253	(1,621)	48,632	2,960	2,120	5,080
Indirect selling, general and administrative	—	—	—	(7,491)	—	(7,491)
Total	$795,803	$(3,929)	$791,874	$46,644	$—	$46,644

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands, except BBL per day)
Revenues:
Services	$35,474	$28,587	$6,887	24%
Products	51,443	57,175	(5,732)	(10)%
Total revenues	86,917	85,762	1,155	1%

Cost of products sold	47,310	51,139	(3,829)	(7)%
Operating expenses	20,370	17,739	2,631	15%
Selling, general and administrative expenses	731	748	(17)	(2)%
Depreciation and amortization	9,415	7,297	2,118	29%
	9,091	8,839	252	3%
Other operating income	83	97	(14)	(14)%
Operating income	$9,174	$8,936	$238	3%

Lubricant sales volumes (gallons)	8,814	10,450	(1,636)	(16)%
Shore-based throughput volumes (gallons)	61,466	67,069	(5,603)	(8)%
Smackover refinery throughput volumes (BBL per day)	7,102	7,010	92	1%
Corpus Christi crude terminal (BBL per day)	166,971	105,986	60,985	58%

Services revenues.  Services revenue increased primarily due to a $3.2 million increase at our crude terminal in Corpus Christi, Texas, which is attributable to volume increases. In addition, revenue at our Smackover refinery increased $2.6 million due to higher tolling fees and pipeline revenue.

Products revenues. A 21% decrease in sales volumes at our blending and packaging facilities resulted in a $9.2 million decrease to product revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 10%, resulting in a $4.0 million increase in product revenues.

Cost of products sold.  A 21% decrease in sales volumes at our blending and packaging facilities resulted in an $8.5 million decrease. The sales price increase of 10% resulted in a $5.2 million increase in cost of goods sold.

Operating expenses. Expenses at our specialty terminals increased $1.6 million, primarily due to a $0.7 million increase in wharfage and $0.3 million of regulatory fees and increased compensation costs. Expenses at the Smackover refinery increased $1.3 million, primarily attributable to higher pipeline throughput fees.

Selling, general and administrative expenses.  Selling,general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands, except BBL per day)
Revenues:
Services	$68,498	$58,619	$9,879	17%
Products	105,716	107,496	(1,780)	(2)%
Total revenues	174,214	166,115	8,099	5%

Cost of products sold	95,835	95,409	426	—%
Operating expenses	40,122	35,433	4,689	13%
Selling, general and administrative expenses	1,698	1,443	255	18%
Depreciation and amortization	18,390	14,393	3,997	28%
	18,169	19,437	(1,268)	(7)%
Other operating income	38	168	(130)	(77)%
Operating income	$18,207	$19,605	$(1,398)	(7)%

Lubricant sales volumes (gallons)	17,977	19,247	(1,270)	(7)%
Shore-based throughput volumes (gallons)	122,618	142,017	(19,399)	(14)%
Smackover refinery throughput volumes (BBL per day)	5,132	6,730	(1,598)	(24)%
Corpus Christi crude terminal (BBL per day)	153,732	107,677	46,055	43%

Services revenues. Services revenue increased $9.9 million related to specialty terminals, including $4.8 million attributable to volume increases at our crude terminal in Corpus Christi, Texas. In addition, revenue at our Smackover refinery increased $3.7 million due to higher tolling fees and pipeline revenue.

Products revenues. A 9% decrease in sales volumes at our blending and packaging facilities resulted in a $7.1 million decrease to product revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 6%, resulting in a $4.6 million increase in product revenues.

Cost of products sold.  Costs at our shore-based facilities increased $0.7 million due to a 1% increase in prices and 2% in volumes, which was offset by a decrease of $0.3 million at our blending and packaging facilities.

Operating expenses. Costs at our Smackover refinery increased $2.7 million primarily due to pipeline throughput fees. Costs at our Corpus Christi crude terminal increased $1.6 million primarily as a result of increased wharfage and regulatory fees.

Selling, general and administrative expenses.   The increase in selling, general, and administrative expenses is primarily related to costs associated with a potential acquisition.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Marine transportation	$69	$1,515	$(1,446)	(95)%
Products	248,601	187,200	61,401	33%
Total revenues	248,670	188,715	59,955	32%

Cost of products sold	239,114	181,893	57,221	31%
Operating expenses	2,318	990	1,328	134%
Selling, general and administrative expenses	1,741	718	1,023	142%
Depreciation and amortization	675	554	121	22%
Operating income	$4,822	$4,560	$262	6%

Distributions from unconsolidated entities	$561	$1,436	$(875)	(61)%

NGL sales volumes (Bbls)	4,039	3,016	1,023	34%

Revenues. The decrease in marine transportation revenue is the result of redeploying marine transportation assets acquired in February 2013. The assets were originally engaged in marine transportation activities but are being utilized for floating product storage at one of our terminal locations. Natural gas services sales volumes increased 34%, resulting in a positive impact on revenues of $63.0 million.  Our NGL average sales price per barrel decreased $0.52, or 1%, resulting in a decrease to revenue of $1.6 million.

Cost of products sold.  Our average cost per barrel increased $1.11, or 2%.  Our margins increased $0.59 per barrel during the period, primarily as a result of improved market conditions in the Louisiana butane market during 2014.

Operating expenses.  Operating expenses increased primarily as a result of increased activity at our NGL marine facility in Corpus Christi, Texas.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Marine transportation	$365	$1,845	$(1,480)	(80)%
Products	581,938	446,309	135,629	30%
Total revenues	582,303	448,154	134,149	30%

Cost of products sold	560,254	431,029	129,225	30%
Operating expenses	4,233	1,971	2,262	115%
Selling, general and administrative expenses	3,177	1,644	1,533	93%
Depreciation and amortization	1,179	846	333	39%
Operating income	$13,460	$12,664	$796	6%

Distributions from unconsolidated entities	$1,341	$1,961	$(620)	(32)%

NGL sales volumes (Bbls)	8,997	6,721	2,276	34%

Revenues. The decrease in marine transportation revenue is the result of redeploying marine transportation assets acquired in February 2013. The assets were originally engaged in marine transportation activities but are being utilized for floating product storage at one of our terminal locations. Natural gas services sales volumes increased 34%, positively impacting revenues $147.2 million.  The increase in volumes was a result of a colder winter season in 2014 compared to 2013. Additionally, we experienced increased volume as a result of being in the second full year of operations in the Louisiana butane market. Our NGL average sales price per barrel decreased $1.72, or 3%, resulting in an offsetting decrease to revenues of $11.6 million.

Cost of products sold.  Our average cost per barrel decreased $1.86, or 3%.  Our margins increased $0.14 per barrel during the period as a result of decreased market prices.

Operating expenses.  Operating expenses increased primarily as a result of increased activity at our NGL marine facility in Corpus Christi, Texas.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense of $1.1 million and increased property taxes of $0.2 million.

Depreciation and amortization. The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$3,038	$3,001	$37	1%
Products	59,543	57,895	1,648	3%
Total revenues	62,581	60,896	1,685	3%

Cost of products sold	45,406	44,877	529	1%
Operating expenses	4,809	4,186	623	15%
Selling, general and administrative expenses	1,123	1,016	107	11%
Depreciation and amortization	2,031	1,957	74	4%
Operating income	$9,212	$8,860	$352	4%

Sulfur (long tons)	204.1	209.1	(5.0)	(2)%
Fertilizer (long tons)	89.8	71.3	18.5	26%
Total sulfur services volumes (long tons)	293.9	280.4	13.5	5%

Revenues.  Product revenues were most negatively impacted by lower market prices in our fertilizer business. Revenues increased $2.7 million due to a 5% increase in sales volumes. Additionally, revenues declined $1.1 million as a result of a 2% decrease in average sales price.

Cost of products sold.  A 3% decrease in prices reduced cost of products sold by $1.5 million. A 5% increase in volumes increased our costs by an additional $2.0 million. Margin per ton increased $1.67, or 4%, resulting in a increase in gross margin of $1.1 million.

Operating expenses.  Our operating expenses increased as a result of higher tug/barge expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of higher employee benefit costs.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$6,075	$6,002	$73	1%
Products	110,713	125,279	(14,566)	(12)%
Total revenues	116,788	131,281	(14,493)	(11)%

Cost of products sold	83,349	97,764	(14,415)	(15)%
Operating expenses	8,786	8,625	161	2%
Selling, general and administrative expenses	2,238	2,063	175	8%
Depreciation and amortization	4,014	3,923	91	2%
Operating income	$18,401	$18,906	$(505)	(3)%

Sulfur (long tons)	394.5	403.1	(8.6)	(2)%
Fertilizer (long tons)	181.0	175.0	6.0	3%
Total sulfur services volumes (long tons)	575.5	578.1	(2.6)	—%

Revenues.  Product revenue declined $14.1 million attributable to a 11% decrease in prices. A reduction in sales volumes resulted in decreased revenue of $0.5 million.

Cost of products sold.  Cost of products sold decreased $14.0 million due to a 14% reduction in prices. A slight decline in volumes resulted in a $0.4 million decrease in cost of products sold. Our margin per ton remained constant for both periods.

Operating expenses.  Our operating expenses increased primarily as a result of higher tug/barge expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of higher employee benefit costs.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$23,282	$25,021	$(1,739)	(7)%
Operating expenses	22,177	20,999	1,178	6%
Selling, general and administrative expenses	312	353	(41)	(12)%
Depreciation and amortization	2,473	2,545	(72)	(3)%
	(1,680)	1,124	(2,804)	(249)%
Other operating income	16	327	(311)	(95)%
Operating income (loss)	$(1,664)	$1,451	$(3,115)	(215)%

Inland revenues.  A $0.7 million increase in inland revenues is primarily attributable to $1.2 million from increased utilization of the inland fleet. Offsetting this increase was a reduction of $0.5 million in ancillary charges, primarily rebill expenses.

Offshore revenues.  A $2.6 million decrease in offshore revenue consists of $1.9 million related to decreased utilization of the offshore fleet which is a result of regulatory shipyard inspections and maintenance. The additional, $0.7 million is due to lower ancillary charges, primarily the rebill of fuel.

Operating expenses.  Operating expenses increased as a result of increased repairs and maintenance expense of $3.4 million, offset by decreases in fuel expense of $1.0 million, property taxes of $0.4 million, and barge lease rental of $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated and the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$47,396	$50,253	$(2,857)	(6)%
Operating expenses	41,624	42,065	(441)	(1)%
Selling, general and administrative expenses	503	772	(269)	(35)%
Depreciation and amortization	5,003	5,084	(81)	(2)%
	266	2,332	(2,066)	(89)%
Other operating income	16	628	(612)	(97)%
Operating income	$282	$2,960	$(2,678)	(90)%

Inland revenues.  Inland revenues increased $1.0 million as a result of $1.8 million related to increased utilization of the inland fleet. Offsetting this increase was a reduction of $0.8 million in ancillary charges, primarily rebill expenses.

Offshore revenues. A decrease in offshore revenues of $4.2 million is primarily due to decreased utilization of the offshore fleet as a result of regulatory shipyard inspections and maintenance.

Operating expenses.  The decrease in operating expenses is includes declines in outside towing of $1.0 million, compensation and benefits of $0.9 million, fuel of $0.8 million, barge rental of $0.8 million, and barge cleaning of $0.7 million. These decreases are partially offset by a $3.7 million increase in repair and maintenance costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of an increase in the management fee charged to certain divisions of the Partnership that operate marine assets.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$769	$—	$769
Equity in earnings (loss) of Cardinal	608	(362)	970	268%
Equity in earnings of MET	561	594	(33)	(6)%
Equity in loss of Caliber	—	(159)	159	100%
Equity in earnings of unconsolidated entities	$1,938	$73	$1,865	2,555%

The investment in WTLPG was acquired in May 2014.

Equity in earnings of Cardinal increased $1.0 million. This increase was attributable to improved Cardinal results of operations primarily due to Cadeville Gas Storage, LLC ("Cadeville") and Perryville Gas Storage, LLC ("Perryville"), both of which were completed late in second quarter of 2013. Cadeville and Perryville are subsidiaries of Cardinal.

Equity in earnings of Martin Energy Trading LLC ("MET"), recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

The investment in Caliber Gathering, LLC (“Caliber”) was sold in November 2013.

Equity in Earnings (Loss) of Unconsolidated Entities for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$769	$—	$769
Equity in loss of Cardinal	(243)	(578)	335	58%
Equity in earnings of MET	1,116	594	522	88%
Equity in loss of Caliber	—	(317)	317	100%
Equity in earnings (loss) of unconsolidated entities	$1,642	$(301)	$1,943	646%

The investment in WTLPG was acquired in May 2014.

Equity in earnings of Cardinal increased $0.3 million due primarily to improved results of operations attributable to Cadeville and Perryville.

Equity in earnings of Martin Energy Trading LLC (“MET”), recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013.

The investment in Caliber was sold in November 2013.

Interest Expense

Comparative Components of Interest Expense for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$2,207	$1,686	$521	31%
8.875% Senior notes	—	3,883	(3,883)	(100)%
7.250% Senior notes	7,220	4,632	2,588	56%
Amortization of deferred debt issuance costs	3,778	806	2,972	369%
Amortization of debt discount and premium	1,146	77	1,069	1,388%
Impact of interest rate derivative activity	(2,927)	—	(2,927)
Other	352	94	258	274%
Capitalized interest	(335)	(238)	(97)	(41)%
Total interest expense	$11,441	$10,940	$501	5%

Interest expense includes includes $2.6 million and $1.2 million, respectively, of non-cash charges for the write-off of unamortized debt issuance costs and unamortized discount on notes payable, respectively. These charges relate to the April 1, 2014 redemption of the entire $175.0 million balance of 8.875% senior unsecured notes due in 2018. In addition, we incurred a debt prepayment premium of $7.8 million related to the senior note redemption. This transaction is recorded as “Debt prepayment premium" in the Consolidated and Condensed Statements of Operations for both the three and six months ended June 30, 2014.

Comparative Components of Interest Expense for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$4,606	$3,262	$1,344	41%
8.875 % Senior notes	3,882	7,766	(3,884)	(50)%
7.250 % Senior notes	11,751	6,998	4,753	68%
Amortization of deferred debt issuance costs	4,588	2,075	2,513	121%
Amortization of debt discount and premium	1,223	153	1,070	699%
Impact of interest rate derivative activity	(2,927)	—	(2,927)
Other	492	162	330	204%
Capitalized interest	(723)	(418)	(305)	73%
Total interest expense	$22,892	$19,998	$2,894	14%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2014	2013			2014	2013
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,838	$3,548	$1,290	36%	$9,735	$7,491	$2,244	30%

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2014	2013			2014	2013
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,134	$2,655	$479	18%	$6,268	$5,311	$957	18%

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

Debt Financing Activities

In April 2014, we completed a $150.0 million private placement add-on of 7.250% senior unsecured notes due in 2021. We filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014.

On April 1, 2014, we redeemed all $175.0 million of the 8.875% senior unsecured notes due in 2018 from their holders.

On June 27, 2014, we increased the maximum amount of borrowings and letters of credit under our revolving credit facility from $637.5 million to $900.0 million utilizing the accordion feature of our revolving credit facility.

Equity Offerings

On May 12, 2014, we completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses were $143.4 million.  Our general partner contributed $3.1 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

In March 2014, we entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $11.8 million and $17.1 million during the three and six months ended June 30, 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

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

Cash Flows - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table details the cash flow changes between the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$20,949	$72,418	$(51,469)	(71)%
Investing activities	(179,019)	(116,127)	(62,892)	(54)%
Financing activities	144,232	38,564	105,668	274%
Net decrease in cash and cash equivalents	$(13,838)	$(5,145)	$(8,693)	(169)%

Net cash provided by operating activities for the six months ended June 30, 2014 decreased compared to the prior year period primarily due to a $53.6 million unfavorable variance in the change in working capital. The primary negative working capital impact was the change in accounts and other receivables related to decreased commodity prices in our Natural Gas Services segment and the timing of receipts from our customers. In addition, a debt prepayment premium of $7.8 million related to the redemption of the 8.875% unsecured senior notes negatively impacted net income for the six months ended June 30, 2014.

Net cash used in investing activities for the six months ended June 30, 2014 increased compared to the prior year period due to a $119.4 million increase in investments in unconsolidated entities in 2014. This additional investment is due primarily to our $134.4 million acquisition of interests in WTLPG. In addition, cash paid for acquisitions decreased $61.0 million in the 2014 period.

Net cash provided by financing activities for the six months ended June 30, 2014 increased compared to the prior period mainly due to $160.5 million in net proceeds related to the issuance of common units during 2014 offset by a $57.8 million decrease in net long-term debt borrowings in the current period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Expansion capital expenditures	$15,147	$11,084	$32,283	$24,121
Maintenance capital expenditures	4,616	2,822	8,954	4,500
Plant turnaround costs	1,746	—	3,910	—
Total	$21,509	$13,906	$45,147	$28,621

Expansion capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments during the three and six months ended June 30, 2014. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Within our Marine Transportation segment, expenditures were made related to the construction of new barges. Maintenance capital expenditures were made primarily in our Marine Transportation, Terminalling and Storage, and Sulfur Services segments to maintain our existing assets and operations during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, plant turnaround costs relate to our Smackover refinery.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and six months ended June 30, 2013. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal and Smackover refinery. Maintenance capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments to maintain our existing assets and operations during the three and six months ended June 30, 2013.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

As of June 30, 2014, we had $692.2 million of outstanding indebtedness, consisting of outstanding borrowings of $402.2 million (including unamortized premium) under our Senior Notes due in 2021 and $290.0 million under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2014, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$290,000	$—	$—	$290,000	$—
2021 Senior unsecured notes	402,168	—	—	—	402,168
Throughput commitment	41,880	5,030	10,549	11,238	15,063
Operating leases	43,138	11,629	19,577	6,379	5,553
Interest expense: ¹
Revolving credit facility	32,247	8,623	17,246	6,378	—
2021 Senior unsecured notes	193,333	29,000	58,000	58,000	48,333
Total contractual cash obligations	$1,002,766	$54,282	$105,372	$371,995	$471,117

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At June 30, 2014, we had outstanding irrevocable letters of credit in the amount of $10.6 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 2021, 7.250% senior unsecured notes, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revolving Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which was subsequently amended most recently on June 27, 2014 when we increased our maximum amount of borrowings to $900.0 million utilizing the accordion feature of our revolving credit facility.

As of June 30, 2014, we had $290.0 million outstanding under the revolving credit facility and $10.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $599.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2014, we have the ability to incur approximately $90.0 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2014, the level of outstanding draws on our credit facility has ranged from a low of $220.0 million to a high of $297.0 million.

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

Leverage Ratio	Base Rate Loans	Eurodollar Rate Loans	Letters of Credit
Less than 3.00 to 1.00	0.75%	1.75%	1.75%
Greater than or equal to 3.00 to 1.00 and less than 3.50 to 1.00	1.00%	2.00%	2.00%
Greater than or equal to 3.50 to 1.00 and less than 4.00 to 1.00	1.25%	2.25%	2.25%
Greater than or equal to 4.00 to 1.00 and less than 4.50 to 1.00	1.50%	2.50%	2.50%
Greater than or equal to 4.50 to 1.00	1.75%	2.75%	2.75%

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at June 30, 2014 is 2.75%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 5.25 to 1.00 with a temporary springing provision to 5.50 to 1.00 under certain scenarios. The maximum permitted senior leverage ratio (as defined in the credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.50 to 1.00. The minimum interest coverage ratio (as defined in the credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.50 to 1.00.

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

The credit facility contains customary events of default, including, without limitation, (i) failure to pay any principal, interest, fees, expenses or other amounts when due; (ii) failure to meet the quarterly financial covenants; (iii) failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures; (iv) the failure of any representation or warranty to be materially true and correct when made; (v) our, or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount; (vi) bankruptcy or other insolvency events involving us or any of our subsidiaries; (vii) judgments against us or any of our subsidiaries, in excess of a threshold amount; (viii) certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount; (ix) a change in control (as defined in the credit facility); and (x) the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral.

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

As of July 31, 2014, our outstanding indebtedness includes $280.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2014 or 2013.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2014 or 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We are exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, we enter into interest rate swaps to manage interest rate risk associated with our variable rate credit facility.

We are exposed to variable interest rate risk as a result of borrowings under our revolving credit facility, which had a weighted-average interest rate of 2.97% as of June 30, 2014.  As of July 31, 2014, we had total indebtedness outstanding under our credit facility of $280.0 million, all of which was unhedged floating rate debt. Based on the amount of unhedged floating rate debt owed by us on June 30, 2014, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.9 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2021 as these obligations are fixed rates.  The estimated fair value of our senior unsecured notes was approximately $424.9 million as of June 30, 2014, based on market prices of similar debt at June 30, 2014.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $20.3 million decrease in fair value of our long-term debt at June 30, 2014.

We have entered into interest rate swap agreements to reduce the amount of interest we pay on our senior unsecured notes due in February of 2021. Pursuant to the terms of these interest rate swap agreements, we pay a variable rate interest payment based on the three-month LIBOR and receive a fixed rate. The net difference to be paid or received from the counterparties under the interest rate swap agreement is settled semiannually and is recognized as an adjustment to interest expense. The risk associated with these interest rate swaps exposes us to an increase in interest rates which would result in an increase in interest expense and a corresponding decrease in net income. The impact of a 1% increase in interest rates would result in an decrease in the fair value of our interest rate swaps of $13.0 million.

At June 30, 2014, we are a party to interest rate swap agreements as shown below:

Interest Rate Swaps
As of June 30, 2014
(Dollars in Thousands)
Date of Swap	Bank	Maturity	Notional Amount	Interest Rate We Pay	Interest Rate We Receive	Fair Value Asset	Fair Value Liability
May 2014	Wells Fargo	February 2021	$100,000	3 MO LIBOR plus 4.925%	7.25%	$274	$—
May 2014	SunTrust	February 2021	100,000	3 MO LIBOR plus 4.925%	7.25%	273	—
			$200,000			$547	$—

Item 4.	Controls and Procedures

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: July 31, 2014	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.11*	Certificate of Formation of Martin Midstream NGL Holdings, LLC, dated April 21, 2011, as amended.
3.12*	Limited Liability Company Agreement of Martin Midstream NGL Holdings, LLC, dated May 15, 2014.
3.13*	Certificate of Formation of Martin Midstream NGL Holdings II, LLC, dated April 21, 2011, as amended.
3.14*	Limited Liability Company Agreement of Martin Midstream NGL Holdings II, LLC, dated May 15, 2014.
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).
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

4.4*
First Supplemental Indenture, to the Indenture dated as of February 11, 2013 dated as of July 21, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee.

10.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2014, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed May 6, 2014, and incorporated herein by reference).

10.2
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 27, 2014, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 1, 2014, and incorporated herein by reference).

10.3
Purchase and Sale Agreement of Membership Interests of Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC by and between Atlas Pipeline Mid-Continent Holdings, LLC and Martin Operating Partnership L.P., dated as of May 5, 2014, filed as exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed May 5, 2014, and incorporated herein by reference).

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