Form 10-Q
period 2014-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2014-10-29
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at October 29, 2014, was 35,349,699.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash	$3,006	$16,542
Accounts and other receivables, less allowance for doubtful accounts of $1,608 and $2,492, respectively	132,839	163,855
Product exchange receivables	6,351	2,727
Inventories	120,369	94,902
Due from affiliates	14,581	12,099
Fair value of derivatives	879	—
Other current assets	10,256	7,353
Assets held for sale	700	—
Total current assets	288,981	297,478

Property, plant and equipment, at cost	1,359,620	929,183
Accumulated depreciation	(334,150)	(304,808)
Property, plant and equipment, net	1,025,470	624,375

Goodwill	23,802	23,802
Investment in unconsolidated entities	135,219	128,662
Debt issuance costs, net	13,833	15,659
Note receivable - Martin Energy Trading LLC	15,000	—
Other assets, net	86,431	7,943
	$1,588,736	$1,097,919

Liabilities and Partners’ Capital
Trade and other accounts payable	$120,037	$142,951
Product exchange payables	18,860	9,595
Due to affiliates	11,713	2,596
Income taxes payable	1,002	1,204
Fair value of derivatives	542	—
Other accrued liabilities	13,041	20,242
Total current liabilities	165,195	176,588

Long-term debt	910,077	658,695
Other long-term obligations	3,174	2,219
Total liabilities	1,078,446	837,502

Commitments and contingencies
Partners’ capital	510,290	260,417
	$1,588,736	$1,097,919

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage *	$31,880	$28,956	$97,848	$85,267
Marine transportation *	24,282	24,217	69,845	74,694
Natural gas services	5,764	—	5,764	—
Sulfur services	3,037	3,001	9,112	9,003
Product sales: *
Natural gas services	230,294	204,296	812,232	650,605
Sulfur services	46,993	39,096	157,706	164,375
Terminalling and storage	47,735	60,050	153,451	167,546
	325,022	303,442	1,123,389	982,526
Total revenues	389,985	359,616	1,305,958	1,151,490

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	218,356	196,308	777,676	626,609
Sulfur services *	38,841	33,994	122,009	131,577
Terminalling and storage *	42,239	52,718	137,074	146,806
	299,436	283,020	1,036,759	904,992
Expenses:
Operating expenses *	48,391	43,444	140,543	129,839
Selling, general and administrative *	10,302	7,211	27,653	20,624
Depreciation and amortization	16,743	13,698	45,329	37,944
Total costs and expenses	374,872	347,373	1,250,284	1,093,399

Impairment of long-lived assets	(3,445)	—	(3,445)	—
Other operating income	347	—	401	796
Operating income	12,015	12,243	52,630	58,887

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	2,655	(577)	4,297	(878)
Interest expense, net	(11,459)	(11,060)	(34,351)	(31,058)
Debt prepayment premium	—	—	(7,767)	—
Reduction in carrying value of investment in Cardinal due to the purchase of the controlling interest	(30,102)	—	(30,102)	—
Other, net	286	(111)	169	(134)
Total other expense	(38,620)	(11,748)	(67,754)	(32,070)

Net income (loss) before taxes	(26,605)	495	(15,124)	26,817
Income tax expense	(300)	(303)	(954)	(910)
Net income (loss)	(26,905)	192	(16,078)	25,907
Less general partner's interest in net (income) loss	539	(4)	322	(518)
Less (income) loss allocable to unvested restricted units	62	(1)	33	(67)
Limited partners' interest in net income (loss)	$(26,304)	$187	$(15,723)	$25,322

Net income (loss) per unit attributable to limited partners - basic	$(0.82)	$0.01	$(0.54)	$0.95
Weighted average limited partner units - basic	32,243	26,552	29,271	26,561

Net income (loss) per unit attributable to limited partners - diluted	$(0.82)	$0.01	$(0.54)	$0.95
Weighted average limited partner units - diluted	32,243	26,579	29,271	26,581

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage	$19,045	$18,044	$55,798	$52,857
Marine transportation	6,076	5,943	18,340	18,828
Product Sales	883	964	6,484	4,012
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	9,908	7,799	29,169	23,391
Sulfur services	4,491	4,539	13,808	13,514
Terminalling and storage	9,174	13,488	25,571	39,638
Expenses:
Operating expenses	21,013	17,902	58,500	53,410
Selling, general and administrative	7,230	4,356	18,103	12,944

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2013	26,566,776	$349,490	$8,472	$357,962
Net income	—	25,389	518	25,907
Issuance of restricted units	63,750	—	—	—
Forfeiture of restricted units	(250)	—	—	—
General partner contribution	—	—	37	37
Cash distributions	—	(61,902)	(1,384)	(63,286)
Excess purchase price over carrying value of acquired assets	—	(301)	—	(301)
Unit-based compensation	—	737	—	737
Purchase of treasury units	(6,000)	(250)	—	(250)
Balances - September 30, 2013	26,624,276	$313,163	$7,643	$320,806

Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net loss	—	(15,756)	(322)	(16,078)
Issuance of common units	8,727,673	331,571	—	331,571
Issuance of restricted units	6,900	—	—	—
Forfeiture of restricted units	(3,500)	—	—	—
General partner contribution	—	—	6,995	6,995
Cash distributions	—	(66,473)	(1,506)	(67,979)
Unit-based compensation	—	589	—	589
Excess purchase price over carrying value of acquired assets	—	(4,948)	—	(4,948)
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - September 30, 2014	35,349,699	$498,734	$11,556	$510,290

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(16,078)	$25,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,329	37,944
Amortization of deferred debt issuance costs	5,415	2,890
Amortization of debt discount	1,305	230
Amortization of premium on notes payable	(164)	—
Gain on sale of property, plant and equipment	(54)	(796)
Impairment of long-lived assets	3,445	—
Equity in (earnings) loss of unconsolidated entities	(4,297)	878
Reduction in carrying value of investment in Cardinal due to purchase of the controlling interest	30,102	—
Non-cash mark-to-market on derivatives	489	—
Unit-based compensation	589	737
Preferred dividends on MET investment	1,498	1,171
Return on investment	600	—
Other	—	7
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	32,443	43,043
Product exchange receivables	(3,624)	(219)
Inventories	(25,223)	(8,362)
Due from affiliates	(2,482)	(5,188)
Other current assets	1,219	(6,358)
Trade and other accounts payable	(29,600)	(29,641)
Product exchange payables	9,265	936
Due to affiliates	9,117	(525)
Income taxes payable	(202)	(440)
Other accrued liabilities	(7,214)	8,842
Change in other non-current assets and liabilities	1,123	(210)
Net cash provided by continuing operating activities	53,001	70,846
Net cash used in discontinued operating activities	—	(8,678)
Net cash provided by operating activities	53,001	62,168
Cash flows from investing activities:
Payments for property, plant and equipment	(58,522)	(68,591)
Acquisitions, less cash acquired	(100,046)	(73,921)
Payments for plant turnaround costs	(4,000)	—
Proceeds from sale of property, plant and equipment	702	4,719
Proceeds from involuntary conversion of property, plant and equipment	2,475	—
Investment in unconsolidated entities	(134,413)	—
Return of investments from unconsolidated entities	726	1,551
Contributions to unconsolidated entities	(3,386)	(30,877)
Net cash used in investing activities	(296,464)	(167,119)
Cash flows from financing activities:
Payments of long-term debt	(1,458,096)	(518,000)
Payments of notes payable and capital lease obligations	—	(251)
Proceeds from long-term debt	1,426,250	691,000
Net proceeds from issuance of common units	331,571	—
General partner contribution	6,995	37
Purchase of treasury units	(277)	(250)
Payment of debt issuance costs	(3,589)	(9,115)
Excess purchase price over carrying value of acquired assets	(4,948)	(301)
Cash distributions paid	(67,979)	(63,286)
Net cash provided by financing activities	229,927	99,834
Net decrease in cash	(13,536)	(5,117)
Cash at beginning of period	16,542	5,162
Cash at end of period	$3,006	$45
Non-cash additions to property, plant and equipment	$4,208	$—
See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
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

Prior to August 30, 2013, Martin Resource Management owned 100% of the Partnership's general partner. On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC (“Holdings”), the newly-formed sole member of Martin Midstream GP LLC (“MMGP”), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners (“Alinda”). Upon closing the transaction, Alinda appointed two representatives to serve as directors of the general partner. On October 29, 2014, Alinda appointed their third of three total representatives to serve as directors of the Partnership's general partner.

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
September 30, 2014
(Unaudited)

and early adoption is permitted. The standard primarily involves presentation and disclosure and therefore is not expected to have a material impact on the Partnership's financial condition, results of operations or cash flows.

(3)	Acquisitions

Cardinal Gas Storage Partners LLC
On August 29, 2014, the Partnership acquired from Energy Capital Partners (“ECP”) all of ECP’s approximate 57.8% Category A membership interests in Cardinal Gas Storage Partners LLC (“Cardinal”) for cash consideration of approximately $120.0 million, subject to certain post-closing adjustments. Prior to the acquisition, the Partnership owned an approximate 42.2% interest in the Category A membership interests in Cardinal. Based on the application of purchase accounting, the Partnership reduced the carrying value of its existing investment in Cardinal at the acquisition date by $30,102, which was recognized in the Partnership's Consolidated and Condensed Statements of Operations for the three and nine months ended September 30, 2014. Concurrent with the closing of the transaction, the Partnership retired all of the project level financing of various Cardinal subsidiaries. The Partnership funded the acquisition and repayment of the project financings with borrowings under its revolving credit facility and the use of restricted cash acquired.
The total purchase price is as follows:

Cash payment for 57.8% interest in Cardinal	$119,973
Fair value of the Partnership's previously owned 42.2% interest in Cardinal	87,613
Total	$207,586

Assets acquired and liabilities assumed were recorded in the Natural Gas Services segment at fair value in the following preliminary purchase price allocation:

Restricted cash	$19,216
Other current assets	9,418
Property, plant and equipment	390,352
Intangible and other assets	77,995
Project level finance debt	(282,086)
Other current liabilities	(6,714)
Other non-current liabilities	(595)
Total	$207,586

The Partnerships expects to complete the final purchase price allocation by December 31, 2014.

Intangible assets consist of above-market gas storage customer contracts which are amortized based upon the terms of the individual contracts. The weighted average life of these contracts, based upon contracted volumes, is 5.1 years.

The Partnership’s results of operations from the Cardinal acquisition include revenues of $5,764 and net income of $340 for the three and nine months ended September 30, 2014. In the third quarter, the Partnership recorded a $30,102 non-recurring, non-cash charge to its net income reflecting the reduction in the Partnership's carrying value of its investment in Cardinal as a result of the Cardinal acquisition.

Natural Gas Liquids ("NGL") Storage Assets

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

Property, plant and equipment	$2,453
Current liabilities	(13)
$2,440

The excess of the purchase price over the carrying value of the assets of $4,948 was recorded as an adjustment to "Partners' capital." This transaction was funded with borrowings under the Partnership's revolving credit facility. As no individual line item of the historical financial statements of the assets was in excess of 3% of the Partnership's relative financial statement captions, the Partnership elected not to retrospectively recast the historical financial information of these assets.

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134,400. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. This transaction was recorded in "Investments in unconsolidated entities" in the Partnership's Consolidated and Condensed Balance Sheet through a preliminary purchase price allocation. The final allocation is expected to be completed by December 31, 2014. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by Chevron Pipe Line Company, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route. This acquisition of the WTLPG business complements the Partnership's existing East Texas NGL pipeline that delivers Y-grade NGLs from East Texas production areas into Beaumont, Texas on a smaller scale. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Pro Forma Financial Information for Cardinal and WTLPG

The following pro forma consolidated results of operations have been prepared as if the acquisition of Cardinal and WTLPG occurred at the beginning of fiscal 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
As reported	$389,985	$359,616	$1,305,958	$1,151,490
Pro forma	$401,130	$376,957	$1,352,446	$1,187,626
Net income (loss) attributable to limited partners:
As reported	$(26,304)	$187	$(15,723)	$25,322
Pro forma	$136	$(9,782)	$(5,784)	$455
Net income (loss) per unit attributable to limited partners - basic
As reported	$(0.82)	$0.01	$(0.54)	$0.95
Pro forma	$—	$(0.37)	$(0.20)	$0.02
Net income (loss) per unit attributable to limited partners - diluted
As reported	$(0.82)	$0.01	$(0.54)	$0.95
Pro forma	$—	$(0.37)	$(0.20)	$0.02

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
September 30, 2014
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

The Partnership's results of operations from these assets included revenues of $590 and net income of $87 for the three months ended September 30, 2014 and revenues of $1,736 and net income of $321 for the nine months ended September 30, 2014. The Partnership's results of operations from these assets included revenues of $104 and a net loss of $80 for both the three and nine months ended September 30, 2013.

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

The Partnership's results of operations from the NLG acquisition included revenues of $3,150 and net income of $124 for the three months ended September 30, 2014 and revenues of $4,101 and net income of $166 for the three months ended September 30, 2013. Results of operations included revenues of $10,914 and net income of $254 for the nine months ended September 30, 2014 and revenues of $4,622 and net income of $10 for the nine months ended September 30, 2013.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

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

Cash flows resulting from balances existing at December 31, 2012 were reported in the Consolidated and Condensed Statements of Cash Flows as discontinued operations for the nine months ended September 30, 2013.

(5)	Inventories

Components of inventories at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Natural gas liquids	$59,494	$31,859
Sulfur	9,887	8,912
Sulfur based products	14,819	17,584
Lubricants	32,830	33,847
Other	3,339	2,700
	$120,369	$94,902

(6)	Investments in Unconsolidated Entities and Joint Ventures

On August 29, 2014, the Partnership acquired ECP’s approximate 57.8% Category A interest in Cardinal. Prior to the acquisition, the Partnership owned an approximate 42.2% Category A interest in Cardinal which was accounted for by the equity method. See Note 3 for discussion of the acquisition of the remaining interests.

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas, all of the outstanding membership interests in Atlas Holdings for cash of approximately $134,400 at closing. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in WTLPG. WTLPG is operated by Chevron Pipe Line Company, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. At the acquisition date, the carrying value of the 20% interest in WTLPG exceeded the Partnership’s share of the underlying net assets of WTLPG by approximately $96,000. The Partnership’s preliminary analysis determined that approximately $48,000 of the difference is attributable to property plant and equipment and the remaining $48,000 to equity method goodwill. The Partnership expects to complete its final analysis by December 31, 2014. The excess attributable to property, plant and equipment will be amortized over approximately 35 years. Such amortization amounted to $343 and $514 for the three and nine months ended September 30, 2014, respectively. The Partnership recognizes its 20% interest in WTLPG as "Investment in unconsolidated entities" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in WTLPG under the equity method of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

accounting, with recognition of its ownership interest in the income of WTLPG as "Equity in earnings of unconsolidated entities" on its Consolidated and Condensed Statements of Operations.

During the fourth quarter of 2013, the Partnership sold its unconsolidated 50% interest in Caliber Gathering, LLC (“Caliber”). As a result, there is no equity in earnings (loss) in the 2014 period.

During March 2013, the Partnership acquired 100% of the preferred interests in Martin Energy Trading LLC (“MET”), a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. See Note 12.

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	September 30, 2014	December 31, 2013
WTLPG	$135,219	$—
Cardinal	—	113,662
MET	—	15,000
Total investment in unconsolidated entities	$135,219	$128,662

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity in earnings of WTLPG	$1,138	$—	$1,907	$—
Equity in earnings (loss) of Cardinal	1,135	(984)	892	(1,561)
Equity in earnings of MET	382	577	1,498	1,171
Equity in loss of Caliber	—	(170)	—	(488)
Equity in earnings of unconsolidated entities	$2,655	$(577)	$4,297	$(878)

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Members' Equity	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
2014
WTLPG	$212,483	$192,097	$23,884	$7,403	$71,798	$28,004
	As of December 31,
2013
Cardinal	$661,816	$346,584	$17,341	$(2,300)	$36,136	$(2,241)

As of September 30, 2014 and December 31, 2013, the Partnership’s interest in cash of the unconsolidated equity-method investees was $55 and $3,703, respectively.

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
September 30, 2014
(Unaudited)

instruments, including commodity and interest rate hedges. The Partnership is required to recognize all derivative instruments as either assets or liabilities at fair value on the Partnership’s Consolidated and Condensed Balance Sheets and to recognize certain changes in the fair value of derivative instruments on the Partnership’s Consolidated and Condensed Statements of Operations.

(a)    Commodity Derivative Instruments

The Partnership has from time to time used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

The Partnership is exposed to commodity risk associated with the future purchase of natural gas.  The Partnership utilizes derivatives to manage exposure associated with commodity price risk by entering into call options to place a limit on the commodity price of the future purchase of base gas.  All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings.

As of September 30, 2014, the Partnership had a notional quantity of 3,631,740 MMBtu of natural gas call options with a strike price of $4.50 per MMBtu.  These options manage the purchase of base gas at Monroe Gas Storage Company, LLC for the portion of base gas that is currently leased with Credit Suisse and scheduled to be returned in January and February 2015.  The options settle in two increments of 2,345,498 MMBtu and 1,286,242 MMBtu on January 31, 2015 and February 28, 2015, respectively.

For information regarding fair value amounts and gains and losses on natural gas call options, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments” below.

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

As of September 30, 2014, we had a combined notional principal amount of $250,000 of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with a portion of the Partnership's 2021 senior unsecured notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. Each of the Partnership's swap agreements have a termination date that corresponds to the maturity date of the 2021 senior unsecured notes. As of September 30, 2014, the maximum length of time over which the Partnership has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through February of 2021.

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

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheet:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$830	$—	Fair value of derivatives	$—	$—
Interest rate contracts	Fair value of derivatives	49	—	Fair value of derivatives	542	—
Total derivatives not designated as hedging instruments		$879	$—		$542	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Three Months Ended September 30, 2014 and 2013

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$21	$—
Interest rate contracts	Interest expense	63	—
Total derivatives not designated as hedging instruments		$84	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Nine Months Ended September 30, 2014 and 2013

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$21	$—
Interest rate contracts	Interest expense	(2,864)	—
Total derivatives not designated as hedging instruments		$(2,843)	$—

On April 1, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes.  On May 14, the Partnership terminated these swaps and received a termination benefit of $2,380 upon cancellation of these swap agreements. Additionally, subsequent to the termination on May 14, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements on May 14, 2014 with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes. In August 2014, the Partnership received a scheduled swap settlement related to these agreements totaling $976. "This amount was recorded in Interest expense, net" for the three and nine months ended September 30, 2014.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

On September 18, 2014, the Partnership entered into a fixed-to-variable interest rate swap agreement, with an aggregate notional amount of $50,000, to hedge its exposure to changes in the fair value of its senior unsecured notes.

On October 9, 2014, the Partnership terminated each of its three outstanding swaps, receiving a termination benefit of $2,125, which will be recorded in the Partnership's Consolidated Statement of Operations in the fourth quarter of 2014.

Subsequent to the termination on October 9, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements, each with an aggregate notional amount of $50,000 to hedge its exposure to changes in the fair value of its senior unsecured notes. On October 14, 2014, the Partnership terminated each of these two swaps, receiving a termination benefit of $500, which will be recorded in the Partnership's Consolidated Statement of Operations in the fourth quarter of 2014.

Subsequent to the termination on October 14, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements, each with an aggregate notional amount of $50,000 to hedge its exposure to changes in the fair value of its senior unsecured notes. On October 14, 2014, the Partnership terminated each of these two swaps, receiving a termination benefit of $710, which will be recorded in the Partnership's Consolidated Statement of Operations in the fourth quarter of 2014.

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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate contracts	$49	$—	$49	$—
Commodity contracts	830	—	830	—
Note receivable - Martin Energy Trading	15,748	—	—	15,748
Total assets	$16,627	$—	$879	$15,748

Liabilities
2021 Senior unsecured notes	$420,874	$—	$420,874	$—
Interest rate contracts	542	—	542	—
Total liabilities	$421,416	$—	$421,416	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

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

•
Long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from Martin Energy Trading was determined by calculating the net present value of the interest payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	September 30, 2014	December 31, 2013
Customer contracts and relationships	$77,234	$—
Other intangible assets	2,317	2,696
Other	6,880	5,247
	$86,431	$7,943

Components of "Other accrued liabilities" were as follows:

	September 30, 2014	December 31, 2013
Accrued interest	$3,700	$11,038
Property and other taxes payable	7,478	6,785
Accrued payroll	1,693	2,186
Other	170	233
	$13,041	$20,242

(10)	Long-Term Debt

At September 30, 2014 and December 31, 2013, long-term debt consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
$900,000[3] Revolving credit facility at variable interest rate (2.92%[1] weighted average at September 30, 2014), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$508,000	$235,000
$200,000[2] Senior notes, 8.875% interest, net of unamortized discount of $0 and $1,305, respectively, issued March 2010 and due April 2018, unsecured	—	173,695
$400,000 Senior notes, 7.250% interest, including unamortized premium of $2,086 and $0, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured[2]	402,077	250,000
Total long-term debt	910,077	658,695
Less current installments	—	—
Long-term debt, net of current installments	$910,077	$658,695

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%.  The applicable margin for existing LIBOR borrowings at September 30, 2014 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 Pursuant to the Indenture under which the Senior Notes due in 2018 were issued, the Partnership had the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 1, 2014, the Partnership redeemed the remaining $175,000 of the 8.875% senior unsecured notes due in 2018 from all holders.  On April 1, 2014, the Partnership completed a private placement add-on of $150,000 in aggregate principal amount of 7.250% senior unsecured notes due February 2021 to qualified institutional buyers under Rule 144A.  The Partnership filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014. In conjunction with this redemption, the Partnership incurred a debt prepayment premium of $7,767, recorded on the Partnership's Consolidated and Condensed Statement of Operations for the nine months ended September 30, 2014. Also in conjunction with the redemption, the Partnership expensed $2,643 and $1,228 of unamortized debt issuance costs and unamortized discount on notes payable, respectively, which is included in "Interest expense" on the Partnership's Consolidated and Condensed Statement of Operations for the nine months ended September 30, 2014.

3 On June 27, 2014, the Partnership increased the maximum amount of borrowings and letters of credit available under the Partnership's revolving credit facility from $637,500 to $900,000.

The Partnership paid cash interest in the amount of $17,346 and $11,289 for the three months ended September 30, 2014 and 2013, respectively.  The Partnership paid cash interest in the amount of $35,770 and $22,897 for the nine months ended September 30, 2014 and 2013, respectively.  Capitalized interest was $234 and $326 for the three months ended September 30, 2014 and 2013, respectively. Capitalized interest was $957 and $744 for the nine months ended September 30, 2014 and 2013, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

(11)	Partners' Capital

As of September 30, 2014, partners’ capital consisted of 35,349,699 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the “Partnership Agreement”) contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On September 29, 2014, the Partnership completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses were $122,587. The Partnership's general partner contributed $2,599 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

On August 29, 2014, the Partnership closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45,000 in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of the Partnership's common units for the 10 trading days ending August 8, 2014. In connection with the issuance of these common units, the Partnership's general partner contributed $918 in order to maintain its 2% general partner interest in the Partnership. The proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

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

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for net proceeds of $3,467 and $20,551 during the three and nine months ended September 30, 2014, respectively. The Partnership paid $71 and $332 in compensation to the Sales Agents for the three and nine months ended September 30, 2014, respectively. Under the the program, the Partnership issued 89,252 and 506,408 common units during the three and nine months ended September 30, 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. The Partnership also received capital contributions from the general partner of $72 and $428 during the three and nine months ended September 30, 2014, respectively, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. No incentive distributions were allocated to the general partner from July 1, 2012 through September 30, 2014. As of September 30, 2014, the amount of incentive distributions the general partner has foregone is $16,963, resulting in an amount remaining of $4,037.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Martin Midstream Partners L.P.	$(26,905)	$192	$(16,078)	$25,907
Less general partner’s interest in net income:
Distributions payable on behalf of general partner interest	552	467	1,506	1,384
Distributions payable to the general partner interest in excess of earnings allocable to the general partner interest	(1,091)	(463)	(1,828)	(866)
Less income (loss) allocable to unvested restricted units	(62)	1	(33)	67
Limited partners’ interest in net income (loss)	$(26,304)	$187	$(15,723)	$25,322

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

The weighted average units outstanding for basic net income per unit were 32,242,571 and 29,271,205 for the three and nine months ended September 30, 2014, respectively, and 26,552,028 and 26,561,406 for the three and nine months ended September 30, 2013, respectively.  All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2014 because the limited partners were allocated a net loss in these periods. For diluted net income per unit, the weighted average units outstanding were increased by 26,632 and 19,757 for the three and nine months ended September 30, 2013, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of September 30, 2014, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2.0% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2014, of approximately 17.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2014
(Unaudited)

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

Effective January 1, 2014, through December 31, 2014, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $12,535.  The Partnership reimbursed Martin Resource Management for $3,134 and $2,655 of indirect expenses for the three months ended September 30, 2014 and 2013, respectively.  The Partnership reimbursed Martin Resource Management for $9,401 and $7,966 of indirect expenses for the nine months ended September 30, 2014 and 2013, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2014
(Unaudited)

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
September 30, 2014
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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross, dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

Sulfuric Acid Sales Agency Agreement. The Partnership is party to a second amended and restated sulfuric acid sales agency agreement dated August 5, 2013, under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that is not consumed by the Partnership’s internal operations.  This agreement, as amended, will remain in place until the Partnership terminates it by providing 180 days written notice.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Terminalling and storage	$19,045	$18,044	$55,798	$52,857
Marine transportation	6,076	5,943	18,340	18,828
Product sales:
Natural gas services	—	—	3,046	9
Sulfur services	708	809	2,931	3,460
Terminalling and storage	175	155	507	543
	883	964	6,484	4,012
	$26,004	$24,951	$80,622	$75,697

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$9,908	$7,799	$29,169	$23,391
Sulfur services	4,491	4,539	13,808	13,514
Terminalling and storage	9,174	13,488	25,571	39,638
	$23,573	$25,826	$68,548	$76,543

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Operating Expenses:
Marine transportation	$10,198	$9,697	$28,685	$29,260
Natural gas services	1,510	542	2,914	1,496
Sulfur services	2,121	2,115	5,641	6,405
Terminalling and storage	7,184	5,548	21,260	16,249
	$21,013	$17,902	$58,500	$53,410

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

Selling, general and administrative:
Marine transportation	$8	$15	$23	$45
Natural gas services	2,647	635	4,751	1,623
Sulfur services	840	748	2,503	2,360
Terminalling and storage	317	291	1,045	935
Indirect overhead allocation, net of reimbursement	3,418	2,667	9,781	7,981
	$7,230	$4,356	$18,103	$12,944

Other Related Party Transactions

As discussed in Note 6, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading" on the Partnership's Consolidated and Condensed Balance Sheet. Interest income for the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

three and nine months ended September 30, 2014 was $185 and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $300 and $303 were recorded in income tax expense for the three months ended September 30, 2014 and 2013, respectively. State income taxes attributable to the Texas margin tax of $954 and $910 were recorded in income tax expense for the nine months ended September 30, 2014 and 2013, respectively.

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

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended September 30, 2014
Terminalling and storage	$80,948	$(1,333)	$79,615	$9,512	$5,920	$9,735
Natural gas services	236,058	—	236,058	2,684	7,484	4,611
Sulfur services	50,030	—	50,030	2,078	1,635	694
Marine transportation	25,859	(1,577)	24,282	2,469	1,455	2,245
Indirect selling, general and administrative	—	—	—	—	(4,479)	—
Total	$392,895	$(2,910)	$389,985	$16,743	$12,015	$17,285

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Three Months Ended September 30, 2013
Terminalling and storage	$90,205	$(1,199)	$89,006	$8,532	$7,350	$33,563
Natural gas services	204,926	—	204,926	598	5,466	2,398
Sulfur services	42,097	—	42,097	2,024	(527)	2,068
Marine transportation	24,751	(1,164)	23,587	2,544	3,733	1,943
Indirect selling, general and administrative	—	—	—	—	(3,779)	—
Total	$361,979	$(2,363)	$359,616	$13,698	$12,243	$39,972

Nine Months Ended September 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$255,162	$(3,863)	$251,299	$27,902	$22,596	$39,131
Natural gas services	818,361	—	818,361	3,863	22,764	5,185
Sulfur services	166,818	—	166,818	6,092	17,589	3,775
Marine transportation	73,255	(3,775)	69,480	7,472	3,895	10,431
Indirect selling, general and administrative	—	—	—	—	(14,214)	—
Total	$1,313,596	$(7,638)	$1,305,958	$45,329	$52,630	$58,522

Nine Months Ended September 30, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$256,320	$(3,507)	$252,813	$22,925	$25,968	$59,930
Natural gas services	653,080	—	653,080	1,444	18,858	2,513
Sulfur services	173,378	—	173,378	5,947	16,518	2,690
Marine transportation	75,004	(2,785)	72,219	7,628	8,813	3,458
Indirect selling, general and administrative	—	—	—	—	(11,270)	—
Total	$1,157,782	$(6,292)	$1,151,490	$37,944	$58,887	$68,591

The "Impairment of long-lived assets" recorded on the Partnership's Consolidated and Condensed Statement of Operations for the three and nine months ended September 30, 2014 is included in results of operations for the Partnership's Marine Transportation segment results in the table above. The impairment is a reduction in the carrying value related to the recoverability of one offshore tow in the amount of $3,445, which was related to the tow's ability to generate cash flows in recent quarters.

The Partnership's assets by reportable segment as of September 30, 2014 and December 31, 2013, are as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
Total assets:
Terminalling and storage	$463,509	$461,160
Natural gas services	817,864	320,631
Sulfur services	148,162	151,982
Marine transportation	159,201	164,146
Total assets	$1,588,736	$1,097,919

(15)	Unit Based Awards

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employees	$145	$181	$429	$533
Non-employee directors	56	76	160	204
Total unit-based compensation expense	$201	$257	$589	$737

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2014 is provided below:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	72,998	$33.08
Granted	6,900	$41.10
Vested	(5,750)	$39.67
Forfeited	(3,500)	$31.06
Non-Vested, end of period	70,648	$33.42

Aggregate intrinsic value, end of period	$2,634

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2014 and 2013 are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Aggregate intrinsic value of units vested	$—	$—	$249	$153
Fair value of units vested	$—	$—	$247	$157

As of September 30, 2014, there was $1,201 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.78 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of September 30, 2014, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

The Partnership maintains as subsidiary guarantors the following entities: MOP Midstream Holdings LLC, Martin Midstream NGL Holdings, LLC and Martin Midstream NGL Holdings II, LLC, Cardinal Gas Storage Partners LLC, Perryville Gas Storage LLC, Arcadia Gas Storage, LLC, Cadeville Gas Storage LLC, and Monroe Gas Storage Company, LLC as subsidiary guarantors to its outstanding senior unsecured notes and has transferred substantially all of Talen's assets to certain of the Partnership's other subsidiary guarantors. Therefore, the Partnership no longer presents condensed consolidating financial information for any non-subsidiary guarantors.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2014
(Unaudited)

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

(18)	Subsequent Events

Cardinal/Redbird Merger. On October 27, 2014, Cardinal merged with and into Redbird Gas Storage LLC ("Redbird"), and Redbird subsequently changed its name to Cardinal Gas Storage Partners LLC.

Quarterly Distribution. On October 23, 2014, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the second quarter of 2014, or $3.25 per common unit on an annualized basis, which will be paid on November 14, 2014 to unitholders of record as of November 7, 2014.

Interest Rate Swaps. On October 9, 2014, the Partnership terminated its three interest rate swaps which were outstanding at September 30, 2014. In addition, the Partnership entered into and subsequently terminated four additional interest rate swaps in October 2014. The Partnership received aggregate termination benefits of $3,335 which will be recorded in the Partnership's Consolidated Statement of Operations in the fourth quarter of 2014. See Note 7 for additional discussion of these transactions.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2014, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC (“Holdings”), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operation through its ownership interests in and control of our general partner.

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

Public Offering. On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses were $122.6 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Private Placement of Common Units. On August 29, 2014, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45.0 million in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of our common units for the 10 trading days ending August 8, 2014. In connection with the issuance of these common units, our general partner contributed $0.9 million in order to maintain its 2% general partner interest in us. The proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Cardinal Gas Storage. On August 29, 2014, Redbird Gas Storage LLC (“Redbird”), a wholly owned subsidiary of the Partnership, completed the previously announced purchase of all of the outstanding Category A membership interests of Cardinal Gas Storage Partners LLC (“Cardinal”) from Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Cardinal IP), LP (together, “ECP”) for cash of approximately $120.0 million, subject to certain post-closing adjustments. As a result of the acquisition, Redbird owns 100% of the Category A membership interests in Cardinal. Concurrent with the closing of the transaction, we retired all of the project level financing of various Cardinal subsidiaries. This transaction and repayment of the project financings was funded with borrowings under our revolving credit facility.

On October 27, 2014, Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2013. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2014 and 2013:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $6.7 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we have recorded an impairment charge of $3.4 million in our Marine Transportation Segment during the three and nine months ended September 30, 2014 related to certain offshore marine assets. No impairment was recorded for the three and nine months ended September 30, 2013.

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
We are in the process of completing the most recent annual review of goodwill as of August 31, 2014. Based on preliminary results of the evaluation, no impairment is indicated.

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

Ownership

Martin Resource Management owns approximately 17.7% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $48.4 million of direct costs and expenses for the three months ended September 30, 2014 compared to $45.4 million for the three months ended September 30, 2013.We reimbursed Martin Resource Management for $135.4 million of direct costs and expenses for the nine months ended September 30, 2014 compared to $134.9 million for the nine months ended September 30, 2013. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2014 and 2013, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $3.1 million and $2.7 million, respectively, reflecting our allocable share of such expenses. For the nine months ended September 30, 2014 and 2013, the Conflicts Committee approved reimbursement amounts of $9.4 million and $8.0 million, respectively. The Conflicts Committee of our general partner's board of directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% and 9% of our total cost of products sold during the three months ended September 30, 2014 and 2013, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 7% and 8% of our total cost of products sold during the nine months ended September 30, 2014 and 2013, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

In the aggregate, the impact of related party transactions included in revenues accounted for approximately 7% of our total revenues for both the three months ended September 30, 2014 and 2013, respectively.  Our sales to Martin Resource Management accounted for approximately 6% and 7% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2014 and 2013.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$(26,905)	$192	$(16,078)	$25,907
Adjustments:
Interest expense	11,459	11,060	34,351	31,058
Income tax expense	300	303	954	910
Depreciation and amortization	16,743	13,698	45,329	37,944
EBITDA	1,597	25,253	64,556	95,819
Adjustments:
Equity in (earnings) loss of unconsolidated entities	(2,655)	577	(4,297)	878
Gain on sale of property, plant and equipment	—	—	(54)	(796)
Impairment of long-lived assets	3,445	—	3,445	—
Reduction in carrying value of investment in Cardinal due to the purchase of the controlling interest[1]	30,102	—	30,102	—
Debt prepayment premium	—	—	7,767	—
Distributions from unconsolidated entities	982	761	2,323	2,722
Unit-based compensation	201	257	589	737
Adjusted EBITDA	33,672	26,848	104,431	99,360
Adjustments:
Interest expense	(11,459)	(11,060)	(34,351)	(31,058)
Income tax expense	(300)	(303)	(954)	(910)
Amortization of debt discount	—	77	1,305	230
Amortization of debt premium	(82)	—	(164)	—
Amortization of deferred debt issuance costs	827	815	5,415	2,890
Non-cash mark-to-market on derivatives	1,036	—	489	—
Payments of installment notes payable and capital lease obligations	—	(91)	—	(251)
Payments for plant turnaround costs	(90)	—	(4,000)	—
Maintenance capital expenditures	(4,306)	(2,973)	(13,260)	(7,473)
Distributable Cash Flow	$19,298	$13,313	$58,911	$62,788

1 In the third quarter, we recorded a $30.1 million non-recurring, non-cash charge to our net income reflecting the reduction in our carrying value of our investment in Cardinal as a result of the Cardinal acquisition.

Results of Operations

The results of operations for the nine months ended September 30, 2014 and 2013 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2014 and 2013.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

Our consolidated and condensed results of operations are presented on a comparative basis below.  There are certain items of income and expense which we do not allocate on a segment basis.  These items, including equity in earnings (loss) of unconsolidated entities, interest expense, and indirect selling, general and administrative expenses, are discussed following the comparative discussion of our results within each segment.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2014
Terminalling and storage	$80,948	$(1,333)	$79,615	$6,298	$(378)	$5,920
Natural gas services	236,058	—	236,058	6,439	1,045	7,484
Sulfur services	50,030	—	50,030	3,357	(1,722)	1,635
Marine transportation	25,859	(1,577)	24,282	400	1,055	1,455
Indirect selling, general and administrative	—	—	—	(4,479)	—	(4,479)
Total	$392,895	$(2,910)	$389,985	$12,015	$—	$12,015

Three Months Ended September 30, 2013	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Terminalling and storage	$90,205	$(1,199)	$89,006	$8,052	$(702)	$7,350
Natural gas services	204,926	—	204,926	4,590	876	5,466
Sulfur services	42,097	—	42,097	753	(1,280)	(527)
Marine transportation	24,751	(1,164)	23,587	2,627	1,106	3,733
Indirect selling, general and administrative	—	—	—	(3,779)	—	(3,779)
Total	$361,979	$(2,363)	$359,616	$12,243	$—	$12,243

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2014
Terminalling and storage	$255,162	$(3,863)	$251,299	$24,505	$(1,909)	$22,596
Natural gas services	818,361	—	818,361	19,899	2,865	22,764
Sulfur services	166,818	—	166,818	21,758	(4,169)	17,589
Marine transportation	73,255	(3,775)	69,480	682	3,213	3,895
Indirect selling, general and administrative	—	—	—	(14,214)	—	(14,214)
Total	$1,313,596	$(7,638)	$1,305,958	$52,630	$—	$52,630

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2013
Terminalling and storage	$256,320	$(3,507)	$252,813	$27,657	$(1,689)	$25,968
Natural gas services	653,080	—	653,080	17,254	1,604	18,858
Sulfur services	173,378	—	173,378	19,659	(3,141)	16,518
Marine transportation	75,004	(2,785)	72,219	5,587	3,226	8,813
Indirect selling, general and administrative	—	—	—	(11,270)	—	(11,270)
Total	$1,157,782	$(6,292)	$1,151,490	$58,887	$—	$58,887

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands, except BBL per day)
Revenues:
Services	$33,213	$30,151	$3,062	10%
Products	47,735	60,054	(12,319)	(21)%
Total revenues	80,948	90,205	(9,257)	(10)%

Cost of products sold	43,193	53,215	(10,022)	(19)%
Operating expenses	21,506	19,427	2,079	11%
Selling, general and administrative expenses	786	979	(193)	(20)%
Depreciation and amortization	9,512	8,532	980	11%
	5,951	8,052	(2,101)	(26)%
Other operating income	347	—	347
Operating income	$6,298	$8,052	$(1,754)	(22)%

Lubricant sales volumes (gallons)	8,193	10,638	(2,445)	(23)%
Shore-based throughput volumes (gallons)	64,338	65,516	(1,178)	(2)%
Smackover refinery throughput volumes (BBL per day)	7,123	6,878	245	4%
Corpus Christi crude terminal (BBL per day)	173,315	101,921	71,394	70%

Services revenues.  Services revenue increased primarily due to a $1.4 million increase at our crude terminal in Corpus Christi, Texas, which is attributable to volume increases. In addition, revenue at our Smackover refinery increased $0.8 million due to increased throughput fee and volume.

Products revenues. A 29% decrease in sales volumes at our blending and packaging facilities resulted in a $13.1 million decrease to product revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 5%, resulting in a $2.3 million     increase in product revenues.

Cost of products sold.  A 29% decrease in sales volumes at our blending and packaging facilities resulted in an $11.6 million decrease. The average price per gallon increased 7%, resulting in a $2.6 million increase in cost of goods sold.

Operating expenses. Expenses at our specialty terminals increased $2.4 million, primarily due to a $1.0 million increase in pass-through expense, $0.8 million of additional repair and maintenance, and $0.3 million of increased utilities.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income increased primarily due to business interruption insurance proceeds received related to the Stanolind tank fire.

Comparative Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands, except BBL per day)
Revenues:
Services	$101,711	$88,770	$12,941	15%
Products	153,451	167,550	(14,099)	(8)%
Total revenues	255,162	256,320	(1,158)	—%

Cost of products sold	139,028	148,624	(9,596)	(6)%
Operating expenses	61,628	54,860	6,768	12%
Selling, general and administrative expenses	2,484	2,422	62	3%
Depreciation and amortization	27,902	22,925	4,977	22%
	24,120	27,489	(3,369)	(12)%
Other operating income	385	168	217	129%
Operating income	$24,505	$27,657	$(3,152)	(11)%

Lubricant sales volumes (gallons)	26,170	29,885	(3,715)	(12)%
Shore-based throughput volumes (gallons)	186,956	207,533	(20,577)	(10)%
Smackover refinery throughput volumes (BBL per day)	5,803	6,780	(977)	(14)%
Corpus Christi crude terminal (BBL per day)	160,332	105,783	54,549	52%

Services revenues. Services revenue increased $12.9 million, including $8.2 million attributable specialty terminals. The Corpus Christi crude terminal expansion contributed $6.3 million of this increase. In addition, revenue at our Smackover refinery increased $4.5 million due to increased pipeline fee revenue.

Products revenues. A 17% decrease in sales volumes at our blending and packaging facilities resulted in a $20.2 million decrease to product revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 6%, resulting in a $6.8 million increase in product revenues.

Cost of products sold.  A 17% decrease in sales volumes at our blending and packaging facilities resulted in an $18 million decrease. Average price per gallon increased 9%, resulting in an $8.6 million increase in cost of goods sold.

Operating expenses. Operating expenses at our Smackover refinery increased $2.7 million primarily due to increased compensation expense of $1.2 million and $1.4 million increase in pass-through expense. Operating expenses at our Corpus Christi crude terminal increased $4.5 million primarily as a result of increased wharfage and regulatory fees.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income increased primarily due to business interruption insurance proceeds received related to the Stanolind tank fire.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Marine transportation	$—	$630	$(630)	(100)%
Services	5,764	—	5,764
Products	230,294	204,296	25,998	13%
Total revenues	236,058	204,926	31,132	15%

Cost of products sold	218,882	196,719	22,163	11%
Operating expenses	4,546	1,863	2,683	144%
Selling, general and administrative expenses	3,507	1,156	2,351	203%
Depreciation and amortization	2,684	598	2,086	349%
Operating income	$6,439	$4,590	$1,849	40%

Distributions from unconsolidated entities	$982	$761	$221	29%

NGL sales volumes (Bbls)	3,737	3,162	575	18%

Revenues. The decrease in marine transportation revenue is the result of redeploying marine transportation assets acquired in February 2013. The assets were originally engaged in marine transportation activities but are being utilized for floating product storage at one of our terminal locations. Services revenue for the three months ended September 30, 2014 represents the natural gas storage revenue related to the acquisition of Cardinal which occurred August 29, 2014. Natural gas services sales volumes increased 18%, resulting in a positive impact on revenues of $35.4 million.  Our NGL average sales price per barrel decreased $2.98, or 5%, resulting in a decrease to revenue of $9.4 million.

Cost of products sold.  Our average cost per barrel decreased $3.64, or 6%.  Our margins increased $0.66 per barrel during the period, primarily as a result of improved market conditions in the Louisiana butane market during 2014.

Operating expenses.  Operating expenses increased $1.7 million due to the acquisition of Cardinal. The remaining increase is primarily a result of activity at our NGL marine facility in Corpus Christi, Texas.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.8 million due to the acquisition of Cardinal. The remaining increase is primarily a result of increased compensation expense.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal.

Distributions from unconsolidated entities. Distributions from West Texas LPG Pipeline L.P. ("WTLPG") were $0.6 million in the 2014. The investment in WTLPG was acquired in May 2014. Distributions from Martin Energy Trading LLC ("MET") and Cardinal decreased $0.2 million each in 2014.

Comparative Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Marine transportation	$365	$2,475	$(2,110)	(85)%
Services	5,764	—	5,764
Products	812,232	650,605	161,627	25%
Total revenues	818,361	653,080	165,281	25%

Cost of products sold	779,136	627,748	151,388	24%
Operating expenses	8,779	3,834	4,945	129%
Selling, general and administrative expenses	6,684	2,800	3,884	139%
Depreciation and amortization	3,863	1,444	2,419	168%
Operating income	$19,899	$17,254	$2,645	15%

Distributions from unconsolidated entities	$2,323	$2,722	$(399)	(15)%

NGL sales volumes (Bbls)	12,734	9,883	2,851	29%

Revenues. The decrease in marine transportation revenue is the result of redeploying marine transportation assets acquired in February 2013. The assets were originally engaged in marine transportation activities but are being utilized for floating product storage at one of our terminal locations. Services revenue for the nine months ended September 30, 2014 represents the natural gas storage revenue related to the acquisition of Cardinal which occurred August 29, 2014. Natural gas services sales volumes increased 29%, positively impacting revenues $181.9 million.  The increase in volumes was a result of additional operations in the Louisiana butane market. Our NGL average sales price per barrel decreased $2.05, or 3%, resulting in a decrease to revenues of $20.2 million.

Cost of products sold.  Our average cost per barrel decreased $2.33, or 4%.  Our margins increased $0.29 per barrel during the period as a result of decreased market prices.

Operating expenses.  Operating expenses increased $1.7 million due to the acquisition of Cardinal. The remaining increase is primarily as a result of activity at our NGL marine facility in Corpus Christi, Texas.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.8 million due to the acquisition of Cardinal. The remaining increase is primarily as a result of increased compensation expense.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Distributions from unconsolidated entities. Distributions from WTLPG were $0.6 million in 2014. The investment in WTLPG was acquired in May 2014. Distributions from MET increased $0.3 million while distributions from Cardinal decreased $1.3 million.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$3,037	$3,001	$36	1%
Products	46,993	39,096	7,897	20%
Total revenues	50,030	42,097	7,933	19%

Cost of products sold	38,932	34,085	4,847	14%
Operating expenses	4,497	4,166	331	8%
Selling, general and administrative expenses	1,166	1,069	97	9%
Depreciation and amortization	2,078	2,024	54	3%
Operating income	$3,357	$753	$2,604	346%

Sulfur (long tons)	251.0	211.8	39.2	19%
Fertilizer (long tons)	52.1	44.8	7.3	16%
Total sulfur services volumes (long tons)	303.1	256.6	46.5	18%

Revenues.  Product revenues were positively impacted by rising market prices in our sulfur business. Revenues increased $7.2 million due to an 18% increase in sales volumes. Additionally, revenues increased $0.7 million as a result of a 2% increase in average sales price.

Cost of products sold.  A 3% decrease in prices reduced cost of products sold by $1.1 million. An 18% increase in volumes increased our costs by an additional $6.0 million. Margin per ton increased $7.07, or 36%, resulting in an increase in gross margin of $3.1 million.

Operating expenses.  Our operating expenses increased as a result of higher fuel expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of higher employee benefit costs.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$9,112	$9,003	$109	1%
Products	157,706	164,375	(6,669)	(4)%
Total revenues	166,818	173,378	(6,560)	(4)%

Cost of products sold	122,281	131,849	(9,568)	(7)%
Operating expenses	13,283	12,791	492	4%
Selling, general and administrative expenses	3,404	3,132	272	9%
Depreciation and amortization	6,092	5,947	145	2%
Operating income	$21,758	$19,659	$2,099	11%

Sulfur (long tons)	645.5	614.9	30.6	5%
Fertilizer (long tons)	233.1	219.8	13.3	6%
Total sulfur services volumes (long tons)	878.6	834.7	43.9	5%

Revenues.  Product revenue declined $14.6 million attributable to a 9% decrease in prices. An increase in sales volumes resulted in increased revenue of $7.9 million.

Cost of products sold.  Cost of products sold decreased $15.7 million due to a 12% reduction in prices. An increase in volumes resulted in a $6.1 million increase in cost of products sold. Margin per ton increased $1.35, or 3%, resulting in an increase in gross margin of $2.9 million.

Operating expenses.  Our operating expenses increased primarily as a result of higher tank car lease expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of higher employee benefit costs.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$25,859	$24,751	$1,108	4%
Operating expenses	19,181	19,352	(171)	(1)%
Selling, general and administrative expenses	364	228	136	60%
Depreciation and amortization	2,469	2,544	(75)	(3)%
	3,845	2,627	1,218	46%
Impairment of long-lived assets	(3,445)	—	(3,445)
Operating income	$400	$2,627	$(2,227)	(85)%

Inland revenues.  A $0.5 million increase in inland revenues is primarily attributable to $0.2 million from increased utilization of the inland fleet. In addition, ancillary charges, primarily the rebill of fuel, increased $0.3 million.

Offshore revenues.  A $0.5 million increase in offshore revenue consists primarily of ancillary charges, related to the rebill of fuel.

Operating expenses.  Operating expenses decreased as a result of decreased repairs and maintenance expense of $0.7 million, outside towing of $0.3 million, and $0.2 million of property and liability premiums. Offsetting these decreases is an increase in pass-through ancillary expenses of $1.0 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to an increase in legal fees.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated and the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of one offshore tow.

Comparative Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$73,255	$75,004	$(1,749)	(2)%
Operating expenses	60,805	61,417	(612)	(1)%
Selling, general and administrative expenses	867	1,000	(133)	(13)%
Depreciation and amortization	7,472	7,628	(156)	(2)%
	4,111	4,959	(848)	(17)%
Impairment of long-lived assets	(3,445)	—	(3,445)
Other operating income	16	628	(612)	(97)%
Operating income	$682	$5,587	$(4,905)	(88)%

Inland revenues.  Inland revenues increased $1.6 million as a result of $2.0 million related to increased utilization of the inland fleet. Offsetting this increase was a reduction of $0.4 million in ancillary charges, primarily rebill expenses.

Offshore revenues. A decrease in offshore revenues of $3.8 million is primarily due to decreased utilization of the offshore fleet as a result of regulatory shipyard inspections and maintenance.

Operating expenses.  The decrease in operating expenses is a result of decreased outside towing of $1.4 million, group life and health insurance of $1.0 million, barge rental of $1.0 million, and property insurance premiums and claims of $0.2 million. Offsetting these decreases is an increase of repairs and maintenance of $3.0 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of a decrease in consulting fees.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated and the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of one offshore tow.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$1,138	$—	1,138
Equity in earnings (loss) of Cardinal	1,135	(984)	2,119	215%
Equity in earnings of MET	382	577	(195)	(34)%
Equity in loss of Caliber	—	(170)	170	100%
Equity in earnings (loss) of unconsolidated entities	$2,655	$(577)	$3,232	(560)%

The investment in WTLPG was acquired in May 2014.

The increase in equity in earnings of Cardinal is attributable to improved Cardinal results of operations primarily due to Cadeville Gas Storage, LLC ("Cadeville") and Perryville Gas Storage, LLC ("Perryville"), both of which were completed late in the second quarter of 2013. Cadeville and Perryville are subsidiaries of Cardinal. In addition, the 2013 period includes a $1.8 million one-time charge for employee severance and incentive payments for the completion of the Cadeville and Perryville projects ahead of schedule and under budget. On August 29, 2014, the Partnership acquired the approximate 57.8% Category A interest in Cardinal it did not previously own. Results of operations are included in the Natural Gas Services segment subsequent to that date.

Equity in earnings of MET, recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. During March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. In August, 2014, MET converted its preferred equity to subordinated debt, resulting in a note receivable from MET.

The investment in Caliber Gathering, LLC (“Caliber”) was sold in November 2013. As a result, there is no equity in earnings (loss) in the 2014 period.

Equity in Earnings (Loss) of Unconsolidated Entities for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$1,907	$—	$1,907
Equity in earnings (loss) of Cardinal	892	(1,561)	2,453	157%
Equity in earnings of MET	1,498	1,171	327	28%
Equity in loss of Caliber	—	(488)	488	100%
Equity in earnings (loss) of unconsolidated entities	$4,297	$(878)	$5,175	589%

The investment in WTLPG was acquired in May 2014.

The increase in equity in earnings of Cardinal is attributable to improved Cardinal results of operations primarily due to Cadeville and Perryville, both of which were completed late in the second quarter of 2013. Cadeville and Perryville are subsidiaries of Cardinal. In addition, the 2013 period includes a $1.8 million one-time charge for employee severance and incentive payments for the completion of the Cadeville and Perryville projects ahead of schedule and under budget. On August 29, 2014, the Partnership acquired the approximate 57.8% Category A interest in Cardinal it did not previously own.

Equity in earnings of MET, recorded initially in April 2013, represent dividends on our 100% investment in its preferred interests. During March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. In August, 2014, MET converted its preferred equity to subordinated debt, resulting in a note receivable from MET.

The investment in Caliber was sold in November 2013. As a result, there is no equity in earnings (loss) in the 2014 period.

Interest Expense

Comparative Components of Interest Expense for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$3,719	$2,010	$1,709	85%
8.875% Senior notes	—	3,883	(3,883)	(100)%
7.250% Senior notes	7,251	4,531	2,720	60%
Amortization of deferred debt issuance costs	827	815	12	1%
Amortization of debt discount and premium	(82)	77	(159)	(206)%
Impact of interest rate derivative activity	63	—	63
Other	(85)	70	(155)	(221)%
Capitalized interest	(234)	(326)	92	28%
Total interest expense	$11,459	$11,060	$399	4%

Comparative Components of Interest Expense for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$8,325	$5,273	$3,052	58%
8.875 % Senior notes	3,882	11,648	(7,766)	(67)%
7.250 % Senior notes	19,002	11,530	7,472	65%
Amortization of deferred debt issuance costs	5,415	2,890	2,525	87%
Amortization of debt discount and premium	1,141	230	911	396%
Impact of interest rate derivative activity	(2,864)	—	(2,864)
Other	407	231	176	76%
Capitalized interest	(957)	(744)	(213)	29%
Total interest expense	$34,351	$31,058	$3,293	11%

Interest expense includes includes $2.6 million and $1.2 million, respectively, of non-cash charges for the write-off of unamortized debt issuance costs and unamortized discount on notes payable, respectively. These charges relate to the April 1, 2014 redemption of the entire $175.0 million balance of 8.875% senior unsecured notes due in 2018. In addition, we incurred a debt prepayment premium of $7.8 million related to the senior note redemption. This transaction is recorded as “Debt prepayment premium" in the Consolidated and Condensed Statement of Operations for the nine months ended September 30, 2014.

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013			2014	2013
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,479	$3,779	$700	19%	$14,214	$11,270	$2,944	26%

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013			2014	2013
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,134	$2,655	$479	18%	$9,401	$7,966	$1,435	18%

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

Equity Offerings

On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses were $122.6 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2% general partner interest in us.  The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

On August 29, 2014, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45.0 million in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of our common units for the 10 trading days ending August 8, 2014. In connection with the issuance of these common units, our general partner contributed $0.9 million in order to maintain its 2% general partner interest in us. The proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

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

In March 2014, we entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $3.5 million and $20.6 million during the three and nine months ended September 30, 2014, respectively. The Partnership paid $0.1 million and $0.3 million in compensation to the Sales Agents for the three and nine months ended September 30, 2014, respectively. Under the the program, we issued 89,252 and 506,408 common units during the three and nine months ended September 30, 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.4 million during the nine months ended September 30, 2014 related to these issuances to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

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

Cash Flows - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table details the cash flow changes between the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Variance	Percent Change
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$53,001	$62,168	$(9,167)	(15)%
Investing activities	(296,464)	(167,119)	(129,345)	(77)%
Financing activities	229,927	99,834	130,093	130%
Net decrease in cash and cash equivalents	$(13,536)	$(5,117)	$(8,419)	(165)%

Net cash provided by operating activities for the nine months ended September 30, 2014 decreased compared to the prior year period primarily due to an $18.4 million unfavorable variance in working capital. In addition, 2013 included $8.7 million of cash used in discontinued operating activities. There was no cash used in or provided by operating activities in 2014.

Net cash used in investing activities for the nine months ended September 30, 2014 increased compared to the prior year period due to a $134.4 million equity investment in WTLPG in 2014. In addition, cash paid for acquisitions increased $26.1 million in the 2014 period. Finally, contributions to unconsolidated entities decreased $27.5 million in 2014.

Net cash provided by financing activities for the nine months ended September 30, 2014 increased compared to the prior period due to $331.6 million in net proceeds from the issuance of common units during 2014 offset by a $204.8 million decrease in net long-term debt borrowings in the current period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Expansion capital expenditures	$12,979	$36,999	$45,262	$61,118
Maintenance capital expenditures	4,306	2,973	13,260	7,473
Plant turnaround costs	90	—	4,000	—
Total	$17,375	$39,972	$62,522	$68,591

Expansion capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Natural Gas Services segments during the three and nine months ended September 30, 2014. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Within our Marine Transportation segment, expenditures were made related to the construction of new barges. Within our Natural Gas Services segment, expenditures were made on ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Marine Transportation, Terminalling and Storage, and Sulfur Services segments to maintain our existing assets and operations during the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, plant turnaround costs relate to our Smackover refinery.

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

As of September 30, 2014, we had $910.1 million of outstanding indebtedness, consisting of outstanding borrowings of $402.1 million (including unamortized premium) under our Senior Notes due in 2021 and $508.0 million under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2014, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$508,000	$—	$—	$508,000	$—
2021 Senior unsecured notes	402,077	—	—	—	402,077
Throughput commitment	40,641	5,069	10,632	11,327	13,613
Operating leases	40,190	11,462	17,924	5,643	5,161
Interest expense: ¹
Revolving credit facility	51,660	14,812	29,624	7,224	—
2021 Senior unsecured notes	186,083	29,000	58,000	58,000	41,083
Total contractual cash obligations	$1,228,651	$60,343	$116,180	$590,194	$461,934

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At September 30, 2014, we had outstanding irrevocable letters of credit in the amount of $10.6 million, which were issued under our revolving credit facility.

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

As of September 30, 2014, we had $508.0 million outstanding under the revolving credit facility and $10.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $381.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2014, we have the ability to incur approximately $80.5 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2014, the level of outstanding draws on our credit facility has ranged from a low of $220.0 million to a high of $657.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at September 30, 2014 is 2.75%.

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

As of October 29, 2014, our outstanding indebtedness includes $500.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2014 or 2013.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2014 or 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. The Partnership from time to time uses derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  We have established a hedging policy and monitor and manage the commodity market risk associated with potential commodity risk exposure.  In addition, we focus on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction.

We are exposed to commodity risk associated with the future purchase of natural gas.  We utilize derivatives to manage exposure associated with commodity price risk by entering into call options to place a limit on the commodity price of the future purchase of base gas.  All derivatives and hedging instruments are included on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings.

As of September 30, 2014, we had a notional quantity of 3,631,740 MMBtu of natural gas call options with a strike price of $4.50 per MMBtu.  These options manage the purchase of base gas at Monroe Gas Storage Company, LLC for the portion of base gas that is currently leased with Credit Suisse scheduled to be returned in January and February 2015.  The options settle in two increments of 2,345,498 MMBtu and 1,286,242 MMBtu on January 31, 2015 and February 28, 2015, respectively.

Commodity Derivative Contracts in Place
As of September 30, 2014
(Dollars in Thousands)
Date of Option	Counterparty	Settlement Date	Notional Amount (MMBTU)	Settlement	Pricing Terms	Fair Value Asset	Fair Value Liability
June 2012	RBC	January - February 2015	3,631,740	Fixed price of $4.50/MMBTU settled against Henry Hub Natural Gas Index	Fixed price of $4.50/MMBTU settled against Henry Hub Natural Gas Index	$830	$—
			3,631,740			$830	$—

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

We are exposed to variable interest rate risk as a result of borrowings under our revolving credit facility, which had a weighted-average interest rate of 2.92% as of September 30, 2014.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2014, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.1 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2021 as these obligations are fixed rates.  The estimated fair value of our senior unsecured notes was approximately $420.9 million as of September 30, 2014, based on market prices of similar debt at September 30, 2014.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $19.4 million decrease in fair value of our long-term debt at September 30, 2014.

We have entered into interest rate swap agreements to reduce the amount of interest we pay on our senior unsecured notes due in February of 2021. Pursuant to the terms of these interest rate swap agreements, we pay a variable rate interest payment based on the three-month LIBOR and receive a fixed rate. The net difference to be paid or received from the counterparties under the interest rate swap agreement is settled semiannually and is recognized as an adjustment to interest expense. The risk associated with these interest rate swaps exposes us to an increase in interest rates which would result in an increase in interest expense and a corresponding decrease in net income. The impact of a 1% increase in interest rates would result in an decrease in the fair value of our interest rate swaps of $14.9 million.

At September 30, 2014, we are a party to interest rate swap agreements as shown below:

Interest Rate Swaps
As of September 30, 2014
(Dollars in Thousands)
Date of Swap	Bank	Maturity	Notional Amount	Interest Rate We Pay	Interest Rate We Receive	Fair Value Asset	Fair Value Liability
May 2014	Wells Fargo	February 2021	$100,000	3 MO LIBOR plus 4.925%	7.25%	$—	$271
May 2014	SunTrust	February 2021	100,000	3 MO LIBOR plus 4.925%	7.25%	—	271
September 2014	SunTrust	September 2019	50,000	3 MO LIBOR	2.09%	49	—
			$250,000			$49	$542

Item 4.	Controls and Procedures

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/29/2014	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

3.1
Certificate of Limited Partnership of Martin Midstream Partners L.P. (the “Partnership”), dated June 21, 2002 (filed as Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed July 1, 2002, and incorporated herein by reference).

3.2
Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 25, 2009 (filed as Exhibit 10.1 to the Partnership's Amendment to Current Report on Form 8-K/A (SEC File No. 000-50056), filed January 19, 2010, and incorporated herein by reference).

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

3.11*	Certificate of Formation of Arcadia Gas Storage, LLC, dated June 26, 2006.
3.12*	Company Agreement of Arcadia Gas Storage, LLC, dated December 27, 2006.
3.13*	Amendment to the Company Agreement of Arcadia Gas Storage, LLC, dated September 5, 2014.
3.14*	Certificate of Formation of Cadeville Gas Storage LLC, dated May 23, 2008.
3.15*	Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated May 23, 2008.
3.16*	First Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated April 16, 2012.
3.17*	Second Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated September 5, 2014.
3.18*	Certificate of Formation of Monroe Gas Storage Company, LLC, dated June 14, 2006.
3.19*	Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated May 31, 2011.
3.20*	First Amendment to the Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated September 5, 2014.
3.21*	Certificate of Formation of Perryville Gas Storage LLC, dated May 23, 2008.
3.22*	Limited Liability Company Agreement of Perryville Gas Storage LLC, dated June 16, 2008.
3.23*	First Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated April 14, 2010.
3.24*	Second Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated September 5, 2014.
3.25*	Certificate of Formation of Cardinal Gas Storage Partners LLC, dated April 2, 2008.

3.26*	Third Amended and Restated Limited Liability Company Agreement of Cardinal Gas Storage Partners LLC (F/K/A Redbird Gas Storage LLC) dated October 27, 2014.
3.27*	Certificate of Merger of Cardinal Gas Storage Partners LLC with and into Redbird Gas Storage LLC, dated October 27, 2014.
4.1	Specimen Unit Certificate for Common Units (contained in Exhibit 3.2).
4.2
Specimen Unit Certificate for Subordinated Units (filed as Exhibit 4.2 to Amendment No. 4 to the Partnership's Registration Statement on Form S-1 (Reg. No. 333-91706), filed October 25, 2002, and incorporated herein by reference).

4.3
Indenture (including form of 7.250% Senior Notes due 2021), dated February 11, 2013, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form
8-K (SEC File No. 000-50056), filed February 12, 2013, and incorporated herein by reference).

4.4*
Second Supplemental Indenture, to the Indenture dated February 11, 2013 dated September 30, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee.

4.5*
Third Supplemental Indenture, to the Indenture dated February 11, 2013 dated October 27, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee.

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated June 27, 2014, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed July 1, 2014, and incorporated herein by reference).

10.2
Membership Interests Purchase Agreement, dated August 10, 2014, by and among Energy Capital Partners and its affiliated funds and Redbird Gas Storage LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed August 12, 2014, and incorporated herein by reference).

10.3
Common Unit Purchase Agreement, dated August 20, 2014, by and between the Partnership and Martin Product Sales LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed August 22, 2014, and incorporated herein by reference).

10.4
Amended and Restated Common Unit Purchase Agreement, dated August 29, 2014, by and between the Partnership and Martin Product Sales LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed September 2, 2014, and incorporated herein by reference).

10.5*	2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September, 2014, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; (5) the Consolidated and Condensed Statements of Other Comprehensive Income; and (6) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith