Form 10-K
period 2014-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2015-03-02
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
 Yes ☒                        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                        No ☒

As of June 30, 2014, 30,639,432 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $1,051,991,075 based on the closing sale price on that date.  There were 35,449,662 of the registrant’s common units outstanding as of March 2, 2015.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in “Item 1A. Risk Factors - Risks Related to our Business.”

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States (“U.S.”) Gulf Coast region. Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants;

•	Natural gas liquids transportation and distribution services and natural gas storage;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2014, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC (“Holdings”), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 29 marine shore-based terminal facilities and 18 specialty terminal facilities located primarily in the U.S. Gulf Coast region that provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil, blending and packaging of various grades and quantities of naphthenic lubricants and related products. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  We distribute natural gas liquids (“NGLs”). We purchase NGLs primarily from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to propane retailers, refineries and industrial NGL users in Texas and the Southeastern U.S. We own a NGL pipeline, which spans approximately 200 miles from Kilgore, Texas to Beaumont, Texas. We own approximately 2.4 million barrels of underground storage capacity for NGLs. Additionally, we own 100% of the interests in Cardinal Gas Storage Partners LLC (“Cardinal”), which is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi. We own a combined 20% interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by ONEOK Partners, L.P. ("ONEOK"), which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This asset enables us to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route. We owned six liquefied petroleum gas (“LPG”) pressure barges, (collectively referred to as the "Floating Storage Assets"). These assets were primarily operated under the floating storage component of our NGL distribution business. On February 12, 2015, we sold the barges for $41.3 million.

•
Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We buy and sell molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur at our facilities in Port of Stockton, California and Beaumont, Texas on contracts that often provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufactures primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Illinois and Texas. Demand for our sulfur products exists in both the domestic and foreign markets, and we believe our asset base provides us with additional opportunities to handle increases in U.S. supply and access to foreign demand.

•
Marine Transportation.  We operate a fleet of 42 inland marine tank barges, 25 inland push boats and four offshore tug and barge units that transport petroleum products and by-products largely in the U.S. Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts and many of our customers have long standing contractual relationships with us. Our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

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

Recent Acquisitions

Cardinal Gas Storage. On August 29, 2014, Redbird Gas Storage LLC (“Redbird”), a wholly owned subsidiary of the Partnership, completed the previously announced purchase of all of the outstanding membership interests of Cardinal from Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Cardinal IP), LP (together, “ECP”) for cash of approximately $121.0 million. Prior to the acquisition, we owned an approximate 42.2% interest in the Category A membership interests in Cardinal. As a result of the acquisition, Redbird owns 100% of the outstanding membership interests in Cardinal. Concurrent with the closing of the transaction, we retired all of the project level financing of various Cardinal subsidiaries. This transaction and repayment of the project financings was funded with borrowings under our revolving credit facility. On October 27, 2014, Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

NGL Storage Assets. On May 31, 2014, we acquired certain NGL storage assets, located in Arcadia, Louisiana, from Martin Resource Management for $7.4 million. This transaction was funded with borrowings under our revolving credit facility.

West Texas LPG Pipeline Limited Partnership. On May 14, 2014, we acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $133.9 million. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in WTLPG. WTLPG is currently operated by ONEOK, which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This transaction was funded with borrowings under our revolving credit facility.

Financing Activities

Public Offering. On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses ,were $122.2 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Private Placement of Common Units. On August 29, 2014, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45.0 million in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of our common units for the 10 trading days ending August 8, 2014 (per unit value is in dollars, not thousands).  In connection with the issuance of these common units, our general partner contributed $0.9 million in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Amendment to Revolving Credit Facility. On June 27, 2014, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $637.5 million to $900.0 million. In addition, we amended certain financial covenants that govern our credit facility.

Public Offering. On May 12, 2014, the Partnership completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses, were $143.4 million.  Our general partner contributed $3.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Equity Distribution Program. In March 2014, we entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $21.1 million for the year ended December 31, 2014. We paid $0.4 million in compensation to the Sales Agents for the year ended December 31, 2014. Under the program, we issued 522,121 common units during the year ended December 31, 2014. Common units issued were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.4 million during the year ended December 31, 2014 related to these issuances to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Issuance of 7.250% Senior Unsecured Notes Due 2021. On April 1, 2014, we completed a private placement add-on of $150.0 million of the 7.250% senior unsecured notes due 2021.  We filed with the SEC a registration statement on Form S-4 to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014.

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

For a more detailed discussion regarding our financing activities, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Subsequent Events

Disposition of Floating Storage Assets. On February 12, 2015, we sold the Floating Storage Assets for $41.3 million. These assets were primarily operated under the floating storage component of our NGL distribution business. The proceeds from the disposition were used to reduce outstanding indebtedness under our revolving credit facility.

Quarterly Distribution.  On January 22, 2015, we declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2014, or $3.25 per common unit on an annualized basis, which was paid on February 13, 2015 to unitholders of record as of February 6, 2015. Additionally, we paid a distribution to our general partner in the amount of $4.4 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.7 million represents incentive distribution rights paid to our general partner.

Common Unit Grants.   On January 5, 2015, we issued 84,750 restricted common units under our long-term incentive plan to the executive officers of our general partner and certain Martin Resource Management employees who provide services to us. These restricted units vest 100% on January 5, 2018.

Our Growth Strategy

The key components of our growth strategy are:

•
Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in new or existing areas of operation that will allow us to leverage our existing market position and increase the distributable cash flow from our existing assets through improved utilization and efficiency.

•
Pursue Internal Organic Growth by Attracting New Customers and Expanding Services Provided to Existing Customers. Significant opportunities exist to expand our customer base across all four of our business segments and provide additional services and products to existing customers. We generally begin a relationship with a customer by transporting, storing or marketing a limited range of products and services. Expanding our customer base and our service and product offerings to existing customers is an efficient and cost effective method of achieving organic growth in revenues and cash flow.

•
Pursue Strategic Acquisitions. We continually monitor the marketplace to identify and pursue accretive acquisitions that expand the services and products we offer or that expand our geographic presence. After acquiring other businesses, we attempt to utilize our industry knowledge, network of customers and suppliers and strategic asset base to operate the acquired businesses more efficiently and competitively, thereby increasing revenues and cash flow. Our diversified base of operations provides multiple platforms for strategic growth through acquisitions.

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

Competitive Strengths

We believe we are well positioned to execute our business strategy because of the following competitive strengths:
Fee Based Contracts. We generate a majority of our cash flow from fee-based contracts with our customers. A significant portion of the fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of our cash flows due to volume fluctuations.
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

Specialty Petroleum Terminals.  We own or operate 18 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities through both acquisition and organic growth.

The Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006. This lease may be extended at the option of the tenant for two consecutive extension option periods of five years. The Stanolind terminal is located on approximately 11 acres of land owned by us located on the Neches River in Beaumont, Texas.  The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options. The Corpus Christi, Texas barge terminal is located on approximately 25 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi. The Corpus Christi, Texas crude terminal is located on 10 acres leased from the Port of Corpus Christi under terms of a five-year lease commencing on May 18, 2011 with five five-year extension options.

At the Tampa, Neches, Stanolind and Corpus Christi terminals, our customers are primarily large oil refining companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

In Houston, Texas, we operate a terminal used for lubricant blending, storage, packaging and distribution. This terminal is used as our central hub for bulk lubricant distribution where we receive, package and ship lubricants to our terminals or directly to customers.

In Smackover, Arkansas, we own a refinery and terminal where we process crude oil into finished products that include naphthenic lubricants, distillates, asphalt and other intermediates.  This process is dedicated to an affiliate of Martin Resource Management through a long-term tolling agreement based on throughput rates and a monthly reservation fee.

In Smackover, Arkansas, we own and operate a terminal used for lubricant blending, processing, packaging, marketing and distribution. This terminal is used as our central hub for branded and private label packaged lubricants where we receive, package and ship heavy-duty, passenger car, and industrial lubricants to a network of retailers and distributors. A secondary warehousing and distribution operation is owned in Kansas City, Kansas, that allows us to serve markets that we cannot out of our Smackover facility.

In Kansas City, Missouri, we own and operate a plant that specializes in the processing and packaging of automotive, commercial and industrial greases.

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

In Beaumont, Texas we own a terminal where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the “Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal.

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

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Tampa (1)	Tampa, Florida	718,000 barrels	Asphalt, sulfur and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	581,000 barrels	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	555,800 barrels	Molten sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Corpus Christi Barge Terminal	Corpus Christi, Texas	250,000 barrels	Fuel oil and diesel	Marine terminal, loading/unloading barges and vessels and unloading trucks
Corpus Christi Crude Terminal (2)	Corpus Christi, Texas	900,000 barrels	Crude oil	Marine terminal, loading/unloading barges and vessels, trucks, and pipeline access

(1)
This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016. This lease may be extended at the option of the tenant for two consecutive option periods of five years.

(2)	Our Corpus Christi, Texas crude terminal is located on 10 acres leased from the Port of Corpus Christi under terms of a five-year lease commencing on May 18, 2011 with five five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	44,000 sq. ft. Warehouse; 39,800 barrels	Lubricants	Lubricants blending, storage, packaging and distribution
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day	Naphthenic lubricants, distillates, asphalt	Crude refining facility
Martin Lubricants	Smackover, Arkansas	235,000 sq. ft. Warehouse; 3.9 million gallons bulk storage	Gard, SynGard, Unimark and Xtreme brands, and automotive grease	Lubricants packaging facility
Martin Lubricants	Kansas City, Kansas	65,000 sq. ft. Warehouse; 1.2 million gallons bulk storage	Various	Lubricants and grease warehousing and distribution facility
Martin Lubricants (6)	Kansas City, Missouri	75,000 sq. ft. Warehouse; 0.2 million gallons bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
South Houston Asphalt	Houston, Texas	71,400 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	31,300 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	114,200 barrels	Asphalt	Asphalt processing and storage
Dunphy	Elko, Nevada	63,200 barrels	Sulfuric acid	Sulfuric acid storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments
Broussard Bulk Facility (4)(5)(7)	Broussard, Louisiana	43,000 sq. ft. Warehouse; 8,200 barrels	Lubricants, fuel	Lubricants and fuel storage
Jennings Bulk Plant (5)	Jennings, Louisiana	36,000 sq. ft. building; 6,000 barrels	Lubricants, fuel	Lubricants and fuel storage
Lake Charles (3)	Lake Charles, Louisiana	18,000 sq. ft.Warehouse; 6,800 barrels	Lubricants	Lubricants storage

(3)
This terminal is located on land owned by third parties and leased under a lease that expires in January 2016 and can be extended by us through January 2021.  This terminal was acquired from Martin Resource Management on January 31, 2011.

(4)	This terminal is located on land owned by third parties and leased under a lease that expires in November 2015.

(5)	These terminals were acquired from the purchase of Talen's on December 31, 2012.

(6)
This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2020 and can be extended by us for two successive five-year periods and was acquired from the purchase of the NL Grease assets on June 13, 2013.

(7)	This terminal is currently in caretaker status.

Marine Shore-Based Terminals.  We own or operate 29 marine shore-based terminals along the Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through contractual arrangements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities.

Our 29 marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

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

The following is a summary description of our 10 full service terminals:

Terminal	Location	Aggregate Capacity (barrels)
Amelia 2 (3)(4)	Amelia, Louisiana	13,100
Cameron East (2)	Cameron, Louisiana	27,500
Dock 193 (7)(11)	Gueydan, Louisiana	11,000
Fourchon 15 (3)(6)	Fourchon, Louisiana	7,600
Freshwater City (7)(8)(9)	Freshwater City, Louisiana	10,000
Harbor Island (1)	Harbor Island, Texas	6,700
Intracoastal City-2 (3)(5)	Intracoastal City, Louisiana	18,100
Pelican Island	Galveston, Texas	88,400
Theodore	Theodore, Alabama	19,900
Venice (3)(10)	Venice, Louisiana	25,100

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2020 and can be extended by us through January 2025.

(2)	This terminal is located on land owned by third parties and leased under a lease that expires in March 2017 and can be extended by us through February 2022.

(3)	These terminals were acquired from Martin Resource Management on January 31, 2011.

(4)	This terminal is located on land owned by a third party and leased under a lease that expires in August 2018 and can be extended by us through August 2023.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in December 2015 and can be extended by us through December 2025.

(6)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2017.

(7)	These terminals were acquired from the purchase of Talen's on December 31, 2012.

(8)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2017.

(9)	This terminal has a warehousing agreement with a third party and under a lease that expires in March 2017.

(10)	This terminal is located on land owned by third parties and leased under multiple leases that expire in September 2017 and can be extended by us through December 2027

(11)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in May 2016.

Fuel and Lubricant Terminals.  We own or operate 19 lubricant and fuel terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Aggregate Capacity (barrels)
Berwick (1)	Berwick, Louisiana	24,600
Cameron 7 (9)(18)	Cameron, Louisiana	15,400
Cameron 8 (9)(6)	Cameron, Louisiana	31,900
Cameron West (5)(20)	Cameron, Louisiana	17,900
Dulac (9)(11)	Dulac, Louisiana	1,800
Fourchon (8)	Fourchon, Louisiana	80,900
Fourchon 16 (9)(15)	Fourchon, Louisiana	16,400
Fourchon 17 (9)(12)	Fourchon, Louisiana	41,200
Fourchon T (4)(10)	Fourchon, Louisiana	39,100
Freeport	Freeport, Texas	8,600
Galveston T (4)(17)	Galveston Texas	10,400
Intracoastal City (7)(20)	Intracoastal City, Louisiana	45,900
Lake Charles T (4)(16)	Lake Charles, Louisiana	1,000
Morgan City DWC 31(9)(14)	Morgan City, Louisiana	7,100
Pascagoula (18)	Pascagoula, Mississippi	11,000
Port Arthur (4)(19)	Port Arthur, Texas	16,300
Port O'Connor (2)	Port O'Connor, Texas	6,600
River Ridge (9)(13)	River Ridge, Louisiana	8,700
Sabine Pass (3)(20)	Sabine Pass, Texas	16,500

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2017.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2015. We intend to extend this lease.

(3)	This terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be extended by us through September 2036.

(4)	These terminals were acquired from the purchase of Talen's on December 31, 2012.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2018 and can be extended by us through February 2033.

(6)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2016 and can be extended by us through July 2036.

(7)	A portion of this location is leased pursuant to a month-to-month throughput agreement and a portion is under a lease, which expires April of 2015. We intend to renew the lease.

(8)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in May 2027.

(9)	These terminals were acquired from Martin Resource Management on January 31, 2011.

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

(14)
This terminal is located on land owned by third parties and leased under a lease that expires in December 2019 and can be extended by us through December 2034. In addition, there is an office sublease that expires December 2019.

(15)
This terminal is located on land owned by third parties and leased under multiple leases that expire in July 2017, July 2016, and March 2017.  These leases can be extended by us through July 2022, July 2026, and March 2022, respectively.

(16)	This terminal is located on land owned by third parties and leased under a lease that expires in April 2018 and can be extended by us through April 2023.

(17)	This terminal was converted from full services terminals to fuel and lube terminals during 2013.

(18)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2017 and can be extended by us through July 2027.

(19)	This terminal is located on land owned by third parties and leased under a lease that expires in November 2015 and can be extended by us through November 2025.

(20)	These terminals are currently in caretaker status.

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

Natural Gas Services Segment

Industry Overview.  NGLs are produced through natural gas processing and as a by-product of crude oil refining. NGLs include ethane, propane, normal butane, iso butane and natural gasoline and other products.

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	storage of NGLs purchased in off-peak months;

•	efficient use of the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned and leased NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,400,000 barrels	Underground storage
	Breaux Bridge, Louisiana (1)	503,000 barrels	Underground storage
	Hattiesburg, Mississippi (1)	115,000 barrels	Underground storage
	Mt. Belvieu, Texas (1)	95,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution

(1)	We lease our underground storage at Breaux Bridge, Louisiana, Hattiesburg, Mississippi, and Mont Belvieu, Texas, from third parties under one-year lease agreements.

Our NGL customers consist of refiners, industrial processors and retail propane distributors. For the year ended December 31, 2014, we sold approximately 90% of our NGL volume to refiners and industrial processors and approximately 10% of our NGL volume to independent retail propane distributors located in Texas and the southeastern U.S.

We generally maintain consistent margins in our natural gas services business because we attempt to pass increases and decreases in the cost of NGLs directly to our customers. We generally try to coordinate our sales and purchases of NGLs based on the same daily price index of NGLs in order to decrease the impact of NGL price volatility on our profitability.

Natural Gas Storage. Cardinal is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi.  On August 29, 2014, we acquired the remaining outstanding 57.8% interest in Cardinal from ECP. As a result of the acquisition, we own 100% of the outstanding membership interests in Cardinal. Concurrent with the closing of the transaction, we retired all of the project level financing of various Cardinal subsidiaries. This transaction and repayment of the project financings was funded with borrowings under our revolving credit facility. On October 27, 2014, Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

Natural gas storage facilities provide a staging and warehousing function for seasonal swings in demand relative to supply, as well as an essential reliability cushion against disruptions in natural gas supply, demand and transportation by allowing natural gas to be injected into, withdrawn from or warehoused in such storage facilities as dictated by market conditions. The long term demand for storage services in the U.S. is driven primarily by the long-term demand for natural gas and the overall lack of balance between the supply of and demand for natural gas on a seasonal, monthly, daily or other basis. In general and on a long-term basis, to the extent the overall demand for natural gas increases and such growth includes higher demand from seasonal or weather-sensitive end-users (such as gas-fired power generators and residential and commercial consumers), demand for natural gas storage services should also grow. In addition, any factors that contribute to more frequent and severe imbalances between the supply of and demand for natural gas, whether caused by supply or demand fluctuations, should increase the need for and the value of storage services. On a short term basis, storage demand and values are also significantly influenced by operational imbalances, near term seasonal spreads, shorter term spreads and basis differentials.

Cardinal facilities are summarized below:

Facility Name / Location	Facility Type	Storage Capacity	Percent of Capacity Contracted	Weighted Average Life of Remaining Contract Term
Arcadia Gas Storage, LLC Bienville Parish, Louisiana	Salt dome	17.5 billion cubic feet (bcf)	71%	2.2 years
Cadeville Gas Storage, LLC Ouachita Parish, Louisiana	Depleted reservoir	17.0 bcf	100%	8.4 years
Perryville Gas Storage, LLC Franklin Parish, Louisiana	Salt dome	8.7 bcf	98%	4.0 years
Monroe Gas Storage Company, LLC Monroe County, Mississippi	Depleted reservoir	7.0 bcf	100%	< 1 year

These facilities were developed to provide producers, end users, local distribution companies, pipelines and energy marketers with high-deliverability storage services and hub services.

NGL Marine Storage. We owned six LPG pressure barges, which we acquired in February 2013. These assets were primarily operated under the floating storage component of our NGL distribution business. On February 3, 2015, we agreed to sell the barges for $41.3 million. The transaction closed on February 12, 2015.

LPG Pipeline Investment. On May 14, 2014, we acquired a combined 20% interest in WTLPG. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route.

Competition.  We compete with large integrated NGL producers and marketers, as well as small local independent marketers. The primary components of competition related to our natural gas storage operations are location, rates, terms and flexibility of service and supply. Our natural gas storage facilities compete with other storage providers and increased competition could result form newly developed storage facilities or expanded capacity from existing competitors.

Seasonality.  The level of NGL supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential, refinery, and wholesale demand is highly seasonal. This imbalance causes increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. If inventories are low at the start of the winter, higher prices are more likely to occur during the winter. Additionally, abnormally cold weather can put extra upward pressure on propane prices during the winter because there are less readily available sources of additional supply except for imports, which are less accessible and may take several weeks to arrive. General economic conditions and inventory levels have a greater impact on industrial and refinery use of NGLs than the weather.

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

Our Operations and Products.  We maintain an integrated system of transportation assets and facilities relating to our sulfur services.  We gather molten sulfur from refiners, primarily located on the Gulf Coast. We transport sulfur by inland and offshore barges, railcars and trucks.  In the U.S., recovered sulfur is mainly kept in liquid form from production to usage at a temperature of approximately 275 degrees Fahrenheit. Because of the temperature requirement, the sulfur industry uses specialized equipment to store and transport molten sulfur. We have the necessary assets and expertise to handle the unique requirements for transportation and storage of molten sulfur.

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

The sulfur assets located at the Port of Stockton in California are used to process (prill) molten sulfur into pellets. The Stockton facility can process approximately 1,000 metric tons of molten sulfur per day and the resulting dry pellets are stored in bulk until sold into certain U.S. and international agricultural markets. In 2006, we completed the construction of a sulfur priller at our Neches facility in Beaumont, Texas with construction of a second priller completed in 2009. Forming capacity was further increased in 2012 with the addition of a granulator. The two Beaumont prillers along with the granulator have the capacity to process approximately 5,500 metric tons of molten sulfur per day.  We process molten sulfur into formed sulfur on take-or-pay fee contracts, providing refiners access to the export market for the sale of their residual sulfur.

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

Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities.  These products allow us to leverage the Sulfur Services segment of our business. Our annual fertilizer and industrial sulfur products sales have grown significantly as a result of acquisitions and internal growth.

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

We manufacture and market the following sulfur-based fertilizer and related sulfur products:

•
Plant nutrient sulfur products.  We produce plant nutrient and agricultural ground sulfur products at our facilities in Odessa, Texas, Seneca, Illinois and Cactus, Texas. Our plant nutrient sulfur product is a 90% degradable sulfur product marketed under the Disper-Sul® trade name and sold throughout the U.S. to direct application agricultural markets. Our agricultural ground sulfur products are used primarily in the western U.S. on grapes and vegetable crops.

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

•
Industrial sulfur products.  We produce industrial sulfur products such as elemental pastille sulfur, industrial ground sulfur products, and emulsified sulfur. We produce elemental pastille sulfur at our Odessa, Texas and Seneca, Illinois facilities. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds. We produce emulsified sulfur at our Texarkana, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes.

•
Liquid sulfur products.  We produce ammonium thiosulfate at our Neches terminal facility in Beaumont, Texas. This agricultural sulfur product is a clear liquid containing 12% nitrogen and 26% sulfur. This product serves as a liquid plant nutrient used directly through spray rigs or irrigation systems. It is also blended with other nitrogen phosphorus potassium liquids or suspensions as well. Our market is predominantly the Mid-South U.S. and Coastal Bend area of Texas.

Our Sulfur Services Facilities.

We own 56 railcars and lease 105 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal as well as provide third party marine transportation services to others:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur

We own the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We lease 132 railcars to transport our fertilizer products.  We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plants	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons	Blending and packaging
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Texarkana, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

Competition.  We own one of the four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of Mexico and Tampa, Florida. Phosphate fertilizer manufacturers consume a vast majority of the sulfur produced in the U.S., which they purchase from resellers as well as directly from producers. We compete primarily with U.S. producers that sell directly to consumers with access to transportation and storage assets as well as foreign suppliers from Mexico or Venezuela that may sell into the Florida market. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur products manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California.

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

The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	12	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	30	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	25	800 - 3,800 horsepower	N/A
Offshore tank barges	4	45,000 barrels and 95,000 barrels	Asphalt, fuel oil and NGLs
Offshore tugboats	4	2,400 - 7,200 horsepower	N/A

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

Competition.  We compete primarily with other marine transportation companies. Competition in this industry has historically been based primarily on price. However, customers are placing an increased emphasis on safety, environmental compliance, quality of service and the availability of a single source of supply of services. Specifically, customers are increasingly seeking suppliers that can offer marine, land, rail and terminal distribution services while providing a high level of flexibility, health, safety, environmental and financial responsibility, adequate insurance and quality of services consistent with the customer’s standards.

In addition to competitors that provide marine transportation services, we also compete with providers of other modes of transportation, such as rail, trucks and, to a lesser extent, pipelines. For example, a typical two inland barge unit carries a volume of product equal to approximately 80 railcars or 250 tanker trucks. Pipelines generally provide a less expensive form of transportation than marine transportation. However, pipelines are not able to transport most of the products we transport and are generally a less flexible form of transportation because they are limited to the fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Florida, Mississippi and Texas;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business;

•	operating a natural gas optimization business; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $183.2 million, $177.1 million and $157.8 million of direct costs and expenses for the years ended December 31, 2014, 2013 and 2012, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2014, 2013, and 2012, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $12.5 million, $10.6 million and $7.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

Other agreements include, but are not limited to, a motor carrier agreement, marine transportation agreements, terminal services agreements, a tolling agreement, and a sulfuric acid sales agency agreement.  Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management without the approval of the Conflicts Committee.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In the aggregate, our purchases from Martin Resource Management accounted for approximately 7% of our total cost of products sold during for the year ended December 31, 2014 and 8% of our total cost of products sold for the years ended December 31, 2013, and 2012. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 6% of our total revenues for each of the years ended December 31, 2014, 2013 and 2012. We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value located at an individual location subject to an overall minimum deductible of $4.0 million for damage caused by the named windstorm at all locations. Our onshore program currently provides $40.0 million per occurrence for named windstorm events. For non-windstorm events, our deductible applicable to onshore physical damage is $1.25 million per occurrence. Business interruption coverage in connection with a windstorm event is subject to the same $40.0 million per occurrence and aggregate limit as the property damage coverage and a waiting period of 45 days. For non-windstorm events, our waiting period applicable to business interruption is 30 days.

Our deductible for physical damage at our refining, blending and packaging division in Smackover, Arkansas is $0.5 million per occurrence. The waiting period applicable to business interruption is 30 days.

Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity (“P&I”) insurance coverage is provided by P&I associations and other insurance underwriters. Our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement (“Pooling Agreement”) through which approximately 90% of the world's ocean-going tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a predetermined amount, beyond which we are covered by catastrophe insurance coverage.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, there is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum products and by-products, chemical substances, and wastes as well as the accidental release or spill of such materials into the environment. Consequently, we cannot provide assurance that we will not incur significant costs and liabilities as result of such handling practices, releases or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, we cannot provide any assurance that our environmental compliance expenditures will not have a material adverse effect on us in the future.

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

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 921 individuals, including 62 employees represented by labor unions, who provide direct support to our operations as of December 31, 2014.

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

We may not have sufficient available cash each quarter in the future to pay the minimum quarterly distributions on all our units. Under the terms of our partnership agreement, we must pay our general partner's expenses and set aside any cash reserve amounts before making a distribution to our unitholders. The amount of cash we can distribute on our common units principally depends upon the amount of net cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Restrictions in our credit facility could prevent us from making distributions to our unitholders.

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

Debt we owe or incur in the future could limit our flexibility to obtain financing and to pursue other business opportunities.

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

A higher cost of capital relative to our peers could limit our ability to grow through acquisitions.

In order to expand our operations and increase profitability, we explore acquisition opportunities.  When competing for acquisition targets, firms with a lower cost of capital will be in a stronger position to secure the acquisition.  A higher cost of capital relative to our peers could put us in a weaker position to grow through acquisitions.

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

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues.  Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions to the atmosphere and provide tax and other incentives to produce and use more “clean energy.” Costs to comply with future climate-related initiatives could have a material impact on our business, financial condition and results of operations.

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

Our operations are subject to the operating hazards and risks incidental to terminalling and storage, marine transportation and the distribution of petroleum products and by-products and other industrial products. These hazards and risks, many of which are beyond our control, include:

•	accidents on rivers or at sea and other hazards that could result in releases, spills and other environmental damages, personal injuries, loss of life and suspension of operations;

•	leakage of NGLs, natural gas, and other petroleum products and by-products;

•	fires and explosions;

•	damage to transportation, terminalling and storage facilities and surrounding properties caused by natural disasters; and

•	terrorist attacks or sabotage.

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

We purchase petroleum products and by-products, such as molten sulfur, fuel oils, NGLs, lubricants, and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of petroleum products and by-products could be, and has recently been, volatile. Our liquidity and revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. In addition, our liquidity and costs have been adversely affected during periods of increasing prices because of the increased costs associated with our purchase of petroleum products and by-products. Future price volatility could have an adverse impact on our liquidity and results of operations, cash flow and ability to make distributions to our unitholders.

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

Our business is subject to compliance with environmental laws and regulations that could expose us to significant costs and liabilities and adversely affect our results of operations and ability to make distributions to our unitholders.

Our business is subject to federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health, natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our operations, such as: requiring the acquisition of permits to conduct regulated activities; restricting the manner in which we can release materials into the environment; requiring remedial activities or capital expenditures to mitigate pollution from former or current operations; and imposing substantial liabilities on us for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Many environmental laws and regulations can impose joint and several strict liability, and any failure to comply with environmental laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and, in some circumstances, the issuance of injunctions that can limit or prohibit our operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and, thus, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

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

Our business could be adversely affected if operations at our transportation, terminalling and storage and distribution facilities experienced significant interruptions. Our business could also be adversely affected if the operations of our customers and suppliers experienced significant interruptions.

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

Political, regulatory and economic factors could significantly affect our operations, the manner in which we conduct our business and slow our rate of growth.

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

NASDAQ does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements, and therefore, unitholders do not have the same protections afforded to shareholders of corporations subject to all NASDAQ requirements.

                Because we are a publicly traded partnership, the Nasdaq Global Select Market ("NASDAQ") does not require our general partner to have a majority of independent directors on its board of directors or to establish a compensation committee or nominating and corporate governance committee.  Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of NASDAQ corporate governance requirements.

Our marine transportation business could be adversely affected if we do not satisfy the requirements of the Jones Act or if the Jones Act were modified or eliminated.

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

Our marine transportation business could be adversely affected if the U.S. Government purchases or requisitions any of our vessels under the Merchant Marine Act.

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

Our interest rate swap activities could have a material adverse effect on our earnings, profitability, liquidity, cash flows and financial condition.

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

Information technology systems present potential targets for cyber security attacks, which could adversely affect our business.

                We are reliant on technology to improve efficiency in our business.  Information technology systems are critical to our operations.  These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors.  While we take the utmost precautions, we cannot guarantee safety from all threats and attacks.  Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond.  Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse affect on our business, financial conditions and operations.

If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.

Our assets include interests in joint ventures, specifically a 20.0% interest in WTLPG. This joint venture interest may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, and we are unable to rely on an exemption under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2014, Martin Resource Management owned 17.7% of our total outstanding common limited partner units.

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

Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines in its reasonable discretion to be necessary to fund our future operating expenditures. In addition, our partnership agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to our unitholders.

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

Our common units are quoted on the NASDAQ under the symbol “MMLP.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

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

As of December 31, 2014, Martin Resource Management owned 17.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

A successful IRS contest of the federal income tax positions we take could adversely affect the market for our common units and the costs of any contest will be borne by our unitholders, debt security holders and our general partner.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state, local and foreign income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders may be required to file state, local and foreign income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and/or conduct business in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, and West Virginia. We may do business or own property in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. Also, from time to time, members of Congress have considered substantive changes to the existing U.S. tax laws including the definition of qualifying income under Section 7704(d) of the Internal Revenue Code and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol “MMLP.” As of March 2, 2015 there were approximately 292 holders of record and approximately 28,326 beneficial owners of our common units.  The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for NASDAQ during those periods:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$44.36	$40.28	$38.52	$31.93
Second Quarter	$43.48	$39.22	$46.20	$37.73
Third Quarter	$41.64	$35.75	$47.02	$42.28
Fourth Quarter	$37.40	$25.80	$48.53	$40.90

Cash Distributions

The following table sets forth the quarterly cash distribution declared and paid for our common units during the periods indicated:

Declared for Quarter Ending	Distribution Per Common Unit	Date Declared	Date Paid
December 31, 2014	$0.8125	January 22, 2015	February 13, 2015
September 30, 2014	$0.8125	October 23, 2014	November 14, 2014
June 30, 2014	$0.7925	July 24, 2014	August 14, 2014
March 31, 2014	$0.7875	April 23, 2014	May 15, 2014
December 31, 2013	$0.7850	January 23, 2014	February 14, 2014
September 30, 2013	$0.7825	October 24, 2013	November 14, 2013
June 30, 2013	$0.7800	July 25, 2013	August 14, 2013
March 31, 2013	$0.7750	April 25, 2013	May 15, 2013

Cash Distribution Policy

Within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date.  Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business.  These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations.  Our distributions are effectively made 98% to unitholders and 2.0% to our general partner, subject to the payment of incentive distributions to our general partner if certain target cash distribution levels to common unitholders are achieved.  Distributions to our general partner increase to 15%, 25% and 50% based on incremental distribution thresholds as set forth in our partnership agreement. On October 2, 2012, our general partner executed Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (“the Partnership Agreement Amendment”). The Partnership Agreement Amendment provides that our general partner, currently the holder of the incentive distribution rights, shall forego the next $18.0 million in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3.0 million in incentive distributions. As of March 2, 2015, the amount of incentive distributions the general partner has foregone is $21.0 million, and incentive distributions were paid in conjunction with the fourth quarter 2014 cash distribution paid on February 13, 2015.

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

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	2014	2013	2012	2011	2010
	(Dollars in thousands, except per unit amounts)

Revenues	$1,642,141	$1,612,739	$1,490,361	$1,242,490	$880,115

Income (loss) from continuing operations	$(6,367)	$(14,562)	$37,122	$13,367	$19,472
Income (loss) from discontinued operations, net of tax	(5,338)	1,208	64,865	9,392	8,061
Net income (loss)	$(11,705)	$(13,354)	$101,987	$22,759	$27,533
Net income (loss) attributable to limited partners	$(15,176)	$(13,047)	$92,617	$17,945	$11,045

Net income (loss) per limited partner unit – continuing operations	$(0.27)	$(0.54)	$1.32	$0.57	$0.25
Net income (loss) per limited partner unit – discontinued operations	(0.22)	0.04	2.64	0.35	0.38
Net income (loss) per limited partner unit	$(0.49)	$(0.50)	$3.96	$0.92	$0.63

Total assets	$1,553,919	$1,097,919	$1,012,996	$1,069,108	$864,425
Long-term debt	$902,005	$658,695	$474,992	$458,941	$372,862

Cash dividends per common unit (in dollars)	$3.18	$3.11	$3.06	$3.05	$3.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States (“U.S.”) Gulf Coast region. Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants;

•	Natural gas liquids transportation and distribution services and natural gas storage;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2014, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC (“MMGP”), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC (“Holdings”), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Acquisitions

Cardinal Gas Storage. On August 29, 2014, Redbird Gas Storage LLC (“Redbird”), a wholly owned subsidiary of the Partnership, completed the previously announced purchase of all of the outstanding membership interests of Cardinal Gas Storage Partners LLC ("Cardinal") from Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Cardinal IP), LP (together, “ECP”) for cash of approximately $121.0 million. Prior to the acquisition, we owned an approximate 42.2% interest in the Category A membership interests in Cardinal. As a result of the acquisition, Redbird owns 100% of the outstanding membership interests in Cardinal. Concurrent with the closing of the transaction, we retired all of the project level financing of various Cardinal subsidiaries. This transaction and repayment of the project financings was funded with borrowings under our revolving credit facility. On October 27, 2014, Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

NGL Storage Assets. On May 31, 2014, we acquired certain natural gas liquids ("NGL") storage assets, located in Arcadia, Louisiana, from Martin Resource Management for $7.4 million. This transaction was funded with borrowings under our revolving credit facility.

West Texas LPG Pipeline Limited Partnership. On May 14, 2014, we acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $133.9 million. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline Limited Partnership ("WTLPG"). WTLPG is currently operated by ONEOK Partners, L.P. ("ONEOK"), which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This transaction was funded with borrowings under our revolving credit facility.

Financing Activities

Public Offering. On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses, were $122.2 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Private Placement of Common Units. On August 29, 2014, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45.0 million in cash in exchange for 1,171,265 common units (per unit value is in dollars, not thousands). The pricing of $38.42 per common unit was based on the 10-day weighted average price of our common units for the 10 trading days ending August 8, 2014. In connection with the issuance of these common units, our general partner contributed $0.9 million in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Amendment to Revolving Credit Facility. On June 27, 2014, we increased the maximum amount of borrowings and letters of credit available under our revolving credit facility from $637.5 million to $900.0 million. In addition, we amended certain financial covenants that govern our credit facility.

Public Offering. On May 12, 2014, the Partnership completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses, were $143.4 million.  Our general partner contributed $3.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  All of the net proceeds were used to reduce outstanding indebtedness under our revolving credit facility.

Equity Distribution Program. In March 2014, we entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $21.1 million for the year ended December 31, 2014. We paid $0.4 million in compensation to the Sales Agents for the year ended December 31, 2014. Under the the program, we issued 522,121 common units during the year ended December 31, 2014. Common units issued were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.4 million during the year ended December 31, 2014 related to these issuances to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Issuance of 7.250% Senior Unsecured Notes Due 2021. On April 1, 2014, we completed a private placement add-on of $150.0 million of the 7.250% senior unsecured notes due 2021.  We filed with the SEC a registration statement on Form S-4 to exchange these notes for substantially identical notes that are registered under the Securities Act and commenced an exchange offer on April 28, 2014. The exchange offer was completed during the second quarter of 2014.

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

For a more detailed discussion regarding our financing activities, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Subsequent Events

Disposition of Floating Storage Assets. On February 12, 2015, we sold six liquefied petroleum gas pressure barges, collectively referred to as the ("Floating Storage Assets") for $41.3 million. These assets were primarily operated under the floating storage component of our NGL distribution business. The proceeds from the disposition were used to reduce outstanding indebtedness under our revolving credit facility.

Quarterly Distribution.  On January 22, 2015, we declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2014, or $3.25 per common unit on an annualized basis, which was paid on February 13, 2015 to unitholders of record as of February 6, 2015. Additionally, we paid a distribution to our general partner in the amount of $4.4 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.7 million represents incentive distribution rights paid to our general partner.

Common Unit Grants.   On January 5, 2015, we issued 84,750 restricted common units under our long-term incentive plan to the executive officers of our general partner and certain Martin Resource Management employees who provide services to us. These restricted units vest 100% on January 5, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, “Significant Accounting Policies” in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2014 and 2013:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $7.2 million, resulting in a corresponding reduction in net income.

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	Applying this impairment review methodology, we recorded an impairment charge of $3.4 million in our Marine Transportation segment in 2014. No impairment was recorded in 2013.
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

We completed the most recent review of goodwill as of August 31, 2014 and determined there was no impairment. Additionally, management is aware of no change in circumstance which would indicate a need for an interim impairment evaluation.

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

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2014, 2013 and 2012, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $12.5 million, $10.6 million and $7.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

We are required to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

We are both an important supplier to and customer of Martin Resource Management. Among other things, we sell sulfuric acid and provide marine transportation and terminalling and storage services to Martin Resource Management. We purchase land transportation services and marine fuel from Martin Resource Management. All of these services and goods are purchased and sold pursuant to the terms of a number of agreements between us and Martin Resource Management.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2014, 2013, and 2012, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$(11,705)	$(13,354)	$101,987
Less: (Income) loss from discontinued operations, net of income taxes	5,338	(1,208)	(64,865)
Income (loss) from continuing operations	(6,367)	(14,562)	37,122
Adjustments:
Interest expense	42,203	42,495	30,665
Income tax expense	1,137	753	3,557
Depreciation and amortization	68,830	50,962	42,063
EBITDA	105,803	79,648	113,407
Adjustments:
Equity in (income) loss of unconsolidated entities	(5,466)	53,048	1,113
(Gain) loss on sale of property, plant and equipment	1,353	(217)	795
Gain on sale of equity method investment	—	(750)	(486)
Gain on involuntary conversion of property, plant and equipment	—	(909)	—
Impairment of long lived asset	3,445	—	—
Unrealized mark to market on commodity derivatives	818	—	—
Reduction in fair value of investment in Cardinal due to purchase of the controlling interest	30,102	—	—
Debt prepayment premium	7,767	272	2,470
Distributions from unconsolidated entities	4,323	3,476	3,961
Mont Belvieu indemnity escrow payment	—	—	(375)
Unit-based compensation	817	911	385
Adjusted EBITDA	148,962	135,479	121,270
Adjustments:
Interest expense	(42,203)	(42,495)	(30,665)
Income tax expense	(1,137)	(753)	(3,557)
Amortization of deferred debt issuance costs	6,263	3,700	3,290
Amortization of debt discount	1,305	306	581
Amortization of debt premium	(245)	—	—
Payments of installment notes payable and capital lease obligations	—	(307)	(279)
Deferred income taxes	—	—	402
Payments for plant turnaround costs	(3,974)	—	(2,107)
Maintenance capital expenditures	(14,556)	(11,445)	(8,658)
Distributable Cash Flow	$94,415	$84,485	$80,277

Results of Operations

The results of operations for the years ended December 31, 2014, 2013, and 2012 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2014, 2013, and 2012.

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

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets disposed of on February 12, 2015 for the years ended December 31, 2014 and 2013 and the natural gas gathering and processing assets for the year ended December 31, 2012. See Item 8, Note 5.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$27,007	$(2,014)	$24,993
Natural gas services	1,013,835	—	1,013,835	30,610	3,964	34,574
Sulfur services	215,471	—	215,471	25,656	(6,191)	19,465
Marine transportation	97,049	(5,677)	91,372	3,310	4,241	7,551
Indirect selling, general and administrative	—	—	—	(18,712)	—	(18,712)
Total	$1,653,009	$(10,868)	$1,642,141	$67,871	$—	$67,871

Year Ended December 31, 2013:
Terminalling and storage	$341,966	$(4,756)	$337,210	$35,282	$(2,427)	$32,855
Natural gas services	966,909	—	966,909	28,003	2,521	30,524
Sulfur services	213,124	—	213,124	26,002	(4,491)	21,511
Marine transportation	99,511	(4,015)	95,496	9,014	4,397	13,411
Indirect selling, general and administrative	—	—	—	(16,837)	—	(16,837)
Total	$1,621,510	$(8,771)	$1,612,739	$81,464	$—	$81,464

Year Ended December 31, 2012:
Terminalling and storage	$322,175	$(4,652)	$317,523	$27,944	$(2,541)	$25,403
Natural gas services	825,506	—	825,506	13,924	1,471	15,395
Sulfur services	261,584	—	261,584	37,262	4,647	41,909
Marine transportation	88,815	(3,067)	85,748	6,751	(3,577)	3,174
Indirect selling, general and administrative	—	—	—	(12,046)	—	(12,046)
Total	$1,498,080	$(7,719)	$1,490,361	$73,835	$—	$73,835

Terminalling and Storage Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$135,697	$120,717	$14,980	12%
Products	190,957	221,249	(30,292)	(14)%
Total revenues	326,654	341,966	(15,312)	(4)%

Cost of products sold	175,246	197,974	(22,728)	(11)%
Operating expenses	83,504	74,441	9,063	12%
Selling, general and administrative expenses	3,565	3,238	327	10%
Depreciation and amortization	37,622	31,823	5,799	18%
	26,717	34,490	(7,773)	(23)%
Other operating income	290	792	(502)	63%
Operating income	$27,007	$35,282	$(8,275)	(23)%

Lubricant sales volumes (gallons)	32,418	39,342	(6,924)	(18)%
Shore-based throughput volumes (gallons)	253,262	270,522	(17,260)	(6)%
Smackover refinery throughput volumes (barrels per day)	6,159	6,912	(753)	(11)%
Corpus Christi crude terminal throughput volumes (barrels per day)	164,223	108,652	55,571	51%

Services revenues. Services revenue increased $7.7 million attributable to increased throughput volumes at our crude terminal in Corpus Christi, Texas. In addition, $4.7 million of the increase is due to revenues generated by our Smackover refinery related to increased tolling fees resulting from a new contract effective July 1, 2013. Our new Dunphy terminal in Elko, Nevada, which was placed in service in May 2014, also contributed to $1.2 million of the increase.

Products revenues. A 23% decrease in sales volumes at our blending and packaging facilities resulted in a $36.6 million reduction in product revenues. Product sales volumes from our shore-based terminals decreased 3%, resulting in a $2.2 million reduction in product revenues. The average sales price at our blending and packaging facilities increased 7%, resulting in a $10.2 million increase in product revenues. The average sales price at our shore-based terminals decreased 2%, resulting in a $1.7 million decrease in product revenues.

Cost of products sold.  A 23% decrease in sales volumes at our blending and packaging facilities resulted in a $33.2 million decrease in cost of products sold. Product sales volumes from our shore-based terminals decreased 3%, resulting in a
$2.0 million decrease in cost of products sold. Increased average cost at our blending and packaging facilities of 10% resulted in an increase of $13.6 million in cost of products sold. Decreased average cost at our shore-based terminals of 2% resulted in a decrease of $1.1 million in cost of products sold.

Operating expenses. Increased expenses at our specialty terminals accounted for $6.2 million of the total increase, primarily attributable to the Corpus Christi crude terminal. Our shore-based terminal expenses increased $0.4 million primarily due to repair and maintenance cost at the terminals. In addition, $2.5 million of the increase is attributable to the Smackover refining assets, primarily as a result of increased compensation expense.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to increased compensation expense.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income consists primarily of business interruption recoveries in 2014 and a gain on an involuntary conversion of property, plant and equipment in 2013.

Comparative Results of Operations for the Twelve Months Ended December 31, 2013 and 2012

	Year Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues:
Services	$120,717	$94,895	$25,822	27%
Products	221,249	227,280	(6,031)	(3)%
Total revenues	341,966	322,175	19,791	6%

Cost of products sold	197,974	207,699	(9,725)	(5)%
Operating expenses	74,441	58,766	15,675	27%
Selling, general and administrative expenses	3,238	4,671	(1,433)	(31)%
Depreciation and amortization	31,823	22,976	8,847	39%
	34,490	28,063	6,427	23%
Other operating income (loss)	792	(119)	911	766%
Operating income	$35,282	$27,944	$7,338	26%

Lubricant sales volumes (gallons)	39,342	38,107	1,235	3%
Shore-based throughput volumes (gallons)	270,522	218,494	52,028	24%
Smackover refinery throughput volumes (barrels per day)	6,912	5,994	918	15%
Corpus Christi crude terminal (barrels per day)	108,652	55,529	53,123	96%

Services revenues. Services revenue increased primarily due to $17.7 million attributable to our new crude terminal in Corpus Christi, Texas, which was placed into service in May 2012. In addition, $5.2 million of the increase is due to revenues generated by our Talen's acquisition on December 31, 2012. The remaining increase is primarily due to increased throughput at the Smackover refinery.

Products revenues. An 8% increase in sales volumes at our blending and packaging facilities resulted in a $10.7 million positive impact on product revenues. Product sales volumes from our shore-based terminals decreased 7%, resulting in a $5.6 million reduction in product revenues. The average sales price at our blending and packaging facilities decreased 5%, resulting in a $7.8 million decrease in product revenues. The average sales price at our shore-based terminals decreased 4%, resulting in a $3.3 million decrease in product revenues.

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

Operating expenses. Increased expenses at our specialty terminals accounted for $6.9 million of the total increase, primarily attributable to the Corpus Christi crude terminal. Our shore-based terminal expenses increased $1.7 million primarily due to the acquisition of the Talen's terminals. In addition, $7.1 million of the increase is attributable to the Smackover refining assets, primarily as a result of increased utilities and repair and maintenance expense.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses is primarily related to decreased advertising expense in our blending and packaging operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income in 2013 is primarily attributable to a gain on an involuntary conversion of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$22,991	$—	$22,991
Products	990,844	966,909	23,935	2%
Total revenues	1,013,835	966,909	46,926	5%

Cost of products sold	950,742	930,315	20,427	2%
Operating expenses	10,797	3,918	6,879	176%
Selling, general and administrative expenses	8,596	3,731	4,865	130%
Depreciation and amortization	13,090	962	12,128	1,261%
	30,610	27,983	2,627	9%
Other operating income	—	20	(20)	(100)%
Operating income	$30,610	$28,003	$2,607	9%

Distributions from unconsolidated entities	$4,323	$3,476	$847	24%

NGLs Volumes (barrels)	19,793	14,874	4,919	33%

Revenues. Services revenue for 2014 are attributable to the acquisition of Cardinal on August 29, 2014. NGL sales volumes increased 33%, positively impacting product revenues by $246.2 million.  Our NGL average sales price per barrel decreased $14.95, or 23%, resulting in an offsetting decrease to product revenues of $222.3 million.

Cost of products sold.   Our average cost per barrel decreased $14.51, or 23%.  Our margins decreased by $0.43, or 17.0%, per barrel during the period. The impact of lower prices reduced cost of products sold by $287.2 million while the growth in volumes increased our costs $307.7 million.

Operating expenses.  Operating expenses increased $5.3 million due to the acquisition of Cardinal. In addition, compensation costs and repair and maintenance expenses increased $0.7 million and $0.6 million, respectively, as a result of the acquisition of NGL storage assets from Martin Resource Management.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.7 million due to the acquisition of Cardinal. Also contributing to the increase was compensation expense of $1.0 million and property taxes of $0.5 million.

Depreciation and amortization. Depreciation and amortization increased due to the acquisition of Cardinal.

Comparative Results of Operations for the Twelve Months Ended December 31, 2013 and 2012

	Year Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues	$966,909	$825,506	$141,403	17%
Cost of products sold	930,315	803,195	127,120	16%
Operating expenses	3,918	3,550	368	10%
Selling, general and administrative expenses	3,731	4,236	(505)	(12)%
Depreciation and amortization	962	601	361	60%
	27,983	13,924	14,059	101%
Other operating income	20	—	20
Operating income	$28,003	$13,924	$14,079	101%

Distributions from unconsolidated entities	$3,476	$3,961	$(485)	(12)%

NGLs Volumes (barrels)	14,874	12,080	2,794	23%

Revenues. Natural gas services sales volumes increased 23%, positively impacting revenues by $181.6 million, primarily as a result of us entering the Louisiana butane market during April 2012.  Our NGL average sales price per barrel decreased $3.33, or 5%, resulting in an offsetting decrease to revenues of $40.2 million.

Cost of products sold.   Our average cost per barrel decreased $3.94, or 6%.  Our margins increased $0.61, or 33%, per barrel during the period, primarily related to increased margins resulting from our entrance into the Louisiana butane market in April 2012. The impact of lower prices reduced cost of products sold $58.6 million while the growth in volumes increased our costs $185.7 million.

Operating expenses.  Operating expenses increased $0.4 million primarily due to higher property and liability premiums.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.5 million primarily due to a decrease in bad debt expense of $1.0 million, offset by increased compensation expense of $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$12,149	$12,004	$145	1%
Products	203,322	201,120	2,202	1%
Total revenues	215,471	213,124	2,347	1%

Cost of products sold	160,144	158,085	2,059	1%
Operating expenses	17,136	16,975	161	1%
Selling, general and administrative expenses	4,359	4,083	276	7%
Depreciation and amortization	8,176	7,979	197	2%
Operating income	$25,656	$26,002	$(346)	(1)%

Sulfur (long tons)	847.7	836.6	11.1	1%
Fertilizer (long tons)	306.6	273.0	33.6	12%
Sulfur services volumes (long tons)	1,154.3	1,109.6	44.7	4%

Revenues.  Product revenue increased $7.9 million as a result of a 4% increase in sales volumes, attributable primarily to 12% increase in fertilizer volumes, and were offset by a decrease of $5.7 million due to a 3% decline in sales prices for both sulfur and fertilizer products.

Cost of products sold.  A 4% increase in sales volumes increased cost of products sold by $6.2 million. A 3% decrease in prices reduced our cost by $4.1 million. Margin per ton decreased $1.38, or 4%.

Operating expenses.  Our operating expenses increased due to higher railcar lease expense of $0.3 million and a $0.1 million decrease in outside towing expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of increased compensation and travel expense.

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

Revenues.  The increase in service revenue is attributable to increased contract rates. Product revenue declined $28.3 million as a result of a 12% decrease in sales volumes. The volume reduction was primarily related to the conversion of a buy/sell contract with a major customer to a fee-based handling contract. Additionally, product revenues decreased $20.4 million due to an 8% decline in overall sales prices. The sales price of sulfur and fertilizer products decreased 14% and 3%, respectively.

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

Other operating loss.  Other operating loss represents losses on the disposal of property, plant and equipment in 2012.

Marine Transportation Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$97,049	$99,511	$(2,462)	(2)%
Operating expenses	77,964	79,306	(1,342)	(2)%
Selling, general and administrative expenses	1,084	1,347	(263)	(20)%
Impairment of long lived asset	(3,445)	—	(3,445)
Depreciation and amortization	9,942	10,198	(256)	(3)%
	11,504	8,660	2,844	33%
Other operating income (loss)	(1,304)	354	(1,658)	(468)%
Operating income	$10,200	$9,014	$1,186	13%

Inland Revenues.  A $2.3 million increase in inland revenues is primarily attributable to increased utilization of the inland fleet. Offsetting this increase was a $1.3 million decrease in pass-through revenues.

Offshore Revenues.  Revenue from offshore operations decreased $4.0 million due to a decrease in utilization of the offshore fleet resulting from downtime associated with regulatory inspections and maintenance.

Operating expenses.  Operating expenses decreased $1.3 million due to less outside towing expense of $1.3 million, barge lease rental of $0.8 million, ancillary expenses (primarily fuel) of $1.7 million. Offsetting these decreases were increases in repairs and maintenance of $2.7 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to an increase in cost recoveries associated with management of marine vessels owned by the sulfur services and natural gas services segments.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-down of one offshore tow which was the result of the decision to remove that asset from service and ultimately dispose of it.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2013 and 2012

	Year Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Revenues	$99,511	$88,815	$10,696	12%
Operating expenses	79,306	70,342	8,964	13%
Selling, general and administrative expenses	1,347	566	781	138%
Depreciation and amortization	10,198	11,115	(917)	(8)%
	8,660	6,792	1,868	28%
Other operating income (loss)	354	(41)	395	963%
Operating income	$9,014	$6,751	$2,263	34%

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

Other operating income (loss).  Other operating income (loss) increased as a result of gains recognized on the disposal of equipment in 2013.

Equity in Earnings (Loss) of Unconsolidated Entities

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$3,076	$—	3,076
Equity in earnings (loss) of Cardinal	892	(54,226)	55,118	102%
Equity in earnings of MET	1,498	1,738	(240)	14%
Equity in loss of Caliber	—	(560)	560	100%
Equity in loss of unconsolidated entities	$5,466	$(53,048)	$58,514	110%

The investment in WTLPG was acquired in May 2014.

Equity in loss of Cardinal in 2013 includes $54.1 million of impairment related to the long-lived assets of Monroe Gas Storage Company LLC ("Monroe"), a subsidiary of Cardinal. On August 29, 2014, the Partnership acquired the remaining 57.8% Category A interest in Cardinal it did not previously own, and began consolidating Cardinal's results.

Equity in earnings of Martin Energy Trading LLC ("MET") represents dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013. In August 2014, MET converted its preferred equity to subordinated debt, resulting in a Partnership note receivable from MET.

The investment in Caliber was acquired in June 2012 and sold in November 2013.

	Year Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Equity in loss of Cardinal	$(54,226)	$(943)	$(53,283)	5,650%
Equity in earnings of MET	1,738	—	1,738
Equity in loss of Caliber	(560)	(190)	(370)	195%
Equity in earnings of Pecos Valley	—	20	(20)	(100)%
Equity in loss of unconsolidated entities	$(53,048)	$(1,113)	$(51,935)	4,666%

Equity in loss of Cardinal in 2013 includes $54.1 million of impairment related to the long-lived assets of Monroe, a subsidiary of Cardinal.

Equity in earnings of MET represents dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013. In August 2014, MET converted its preferred equity to subordinated debt, resulting in a Partnership note receivable from MET.

Initial equity in earnings (loss) of Caliber and Pecos Valley were recorded in June 2012. The Caliber and Pecos Valley investments were sold in November 2013 and August 2012, respectively.

Interest Expense

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$12,684	$7,683	$5,001	65%
8.875 % senior unsecured notes	3,882	15,531	(11,649)	(75)%
7.250 % senior unsecured notes	26,252	16,061	10,191	63%
Amortization of deferred debt issuance costs	6,263	3,700	2,563	69%
Amortization of debt discount and premium	1,059	306	753	246%
Cash settlements on interest rate swaps	(6,692)	—	(6,692)
Other	944	310	634	205%
Capitalized interest	(1,437)	(1,096)	(341)	(31)%
Interest income	(752)	—	(752)
Total interest expense, net	$42,203	$42,495	$(292)	(1)%

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2013 and 2012

	Year Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Revolving loan facility	$7,683	$9,644	$(1,961)	(20)%
8.875 % senior unsecured notes	15,531	16,413	(882)	(5)%
7.250 % senior unsecured notes	16,061	—	16,061
Amortization of deferred debt issuance costs	3,700	3,290	410	12%
Amortization of debt discount	306	581	(275)	(47)%
Interest costs attributable to the recast financial information of certain blending and packaging assets	—	1,549	(1,549)	(100)%
Other	310	324	(14)	(4)%
Capitalized interest	(1,096)	(1,136)	40	4%
Total interest expense, net	$42,495	$30,665	$11,830	39%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2014	2013			2013	2012
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$18,712	$16,837	$1,875	11%	$16,837	$12,046	$4,791	40%

The increase in indirect selling, general and administrative expenses for both 2014 and 2013 is primarily a result of higher allocated overhead expenses from Martin Resource Management as a result of increased time spent on Partnership activities.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2014	2013			2013	2012
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$12,535	$10,621	$1,914	18%	$10,621	$7,593	$3,028	40%

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

Recent Debt Financing Activity

On June 27, 2014, we increased the maximum amount of borrowings and letters of credit under our revolving credit facility from $637.5 million to $900.0 million utilizing the accordion feature of our revolving credit facility.

In April 2014, we completed a $150.0 million private placement add-on of 7.250% senior unsecured notes due in 2021. We filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and completed the exchange offer during the second quarter of 2014.

On April 1, 2014, we redeemed all $175.0 million of the 8.875% senior unsecured notes due in 2018 from their holders.

On February 18, 2014, we increased the maximum amount of borrowings and letters of credit under our revolving credit facility from $600.0 million to $637.5 million utilizing the accordion feature of our revolving credit facility.

Recent Equity Markets Activity

On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses, were $122.2 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  The net proceeds from the common unit issuance were used to pay down outstanding amounts under our revolving credit facility.

On August 29, 2014, we closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45.0 million in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of our common units for the 10 trading days ending August 8, 2014 (per unit value is in dollars, not thousands). In connection with the issuance of these common units, our general partner contributed $0.9 million in order to maintain its 2.0% general partner interest in us. The proceeds from the common unit issuance were used to pay down outstanding amounts under our revolving credit facility.

On May 12, 2014, we completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses, were $143.4 million.  Our general partner contributed $3.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  The net proceeds from the common unit issuance were used to pay down outstanding amounts under our revolving credit facility.

In March 2014, we entered into an equity distribution agreement with the Sales Agents for the ongoing distribution of our common units. Pursuant to this program, we offered and sold common unit equity through the Sales Agents for aggregate proceeds of $21.1 million for the year ended December 31, 2014. We paid $0.4 million in compensation to the Sales Agents for the year ended December 31, 2014. Under the program, we issued 522,121 common units during the year ended December 31, 2014. Common units issued were at market prices prevailing at the time of the sale. We also received capital contributions from our general partner of $0.4 million during the year ended December 31, 2014 related to these issuances to maintain its 2.0% general partner interest in us. The net proceeds from the common unit issuances were used to pay down outstanding amounts under our revolving credit facility.

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2015.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read “Item 1A. Risk Factors - Risks Relating to Our Business” for a discussion of such risks.

Cash Flows - Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

The following table details the cash flow changes between the twelve months ended December 31, 2014 and 2013:

	Years Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$115,580	$112,183	$3,397	3%
Investing activities	(324,663)	(186,777)	(137,886)	(74)%
Financing activities	192,583	85,974	106,609	124%
Net increase (decrease) in cash and cash equivalents	$(16,500)	$11,380	$(27,880)	(245)%

The change in net cash provided by operating activities includes an increase in operating results from continuing operations plus other non cash items of $7.5 million, distributions from WTLPG of $2.6 million, and a $10.1 million unfavorable variance in working capital. Changes in working capital are primarily affected by the timing of payments of trade and other accounts payable as well as the collections of trade and other accounts receivable. In addition, cash used in discontinued operations decreased $2.0 million in 2014.

Net cash used in investing activities in 2014 includes the $133.9 million net investment in WTLPG. Acquisition expenditures increased $71.4 million, including the Cardinal acquisition of $100.2 million, net of cash acquired. Contributions to unconsolidated entities and capital expenditures decreased $27.5 million and $7.9 million in 2014, respectively. Net cash used in discontinued investing activities of $42.6 million in 2013 is attributable to the purchase of the six pressure barges which were sold in February 2015. There was no cash provided by or used in discontinued investing activities in 2014.

Net cash provided by financing activities increased for the year ended December 31, 2014 as a result of: (i) $338.7 million in equity offering proceeds, including $7.0 million from the general partner; (ii) a $228.8 decrease in net proceeds from long-term debt (borrowings less repayments); (iii) a $12.8 million increase in cash distributions; and (iv) a $5.4 million reduction in the payment of debt issuance costs.

Cash Flows - Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

The following table details the cash flow changes between the twelve months ended December 31, 2013 and 2012:

	Years Ended December 31,		Variance	Percent Change
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$112,183	$32,678	$79,505	243%
Investing activities	(186,777)	(15,036)	(171,741)	(1,142)%
Financing activities	85,974	(12,746)	98,720	775%
Net increase (decrease) in cash and cash equivalents	$11,380	$4,896	$6,484	132%

Net cash provided by operating activities increased for the year ended December 31, 2013 due to a $76.0 million favorable variance in working capital. Changes in working capital are primarily affected by the timing of payments of trade and other accounts payable as well as the collections of trade and other accounts receivable.

Net cash used in investing activities increased for the year ended December 31, 2013 due to a $314.2 million increase in cash used by discontinued operations, primarily resulting from the $274.8 million in proceeds from the 2012 sale of the Prism assets. In addition, acquisition expenditures decreased $193.3 million in 2013. Also positively impacting 2012 was $56.0 million of proceeds from the sale of acquired assets.

Net cash provided by (used in) financing activities increased for the year ended December 31, 2013 due to: (i) lower expenditures of $146.0 million related to assets purchased from Martin Resource Management; (ii) $168.0 million increase in net proceeds from long-term debt (borrowings less repayments); (iii) $198.3 million decrease in proceeds from equity offerings; (iv) $8.1 million in increased cash distributions; and (v) an $8.9 million increase of debt issuance costs.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Expansion capital expenditures	$29,465	$26,483	$74,727	$87,601
Maintenance capital expenditures	1,296	3,972	14,556	11,445
Plant turnaround costs	(26)	—	3,974	—
Total	$30,735	$30,455	$93,257	$99,046

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three and twelve months ended December 31, 2014. Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made primarily on certain organic growth projects ongoing in our Natural Gas Services operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Sulfur Services segments to maintain our existing assets and operations during the three and twelve months ended December 31, 2014.

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

As of December 31, 2014, we had $902.0 million of outstanding indebtedness, consisting of outstanding borrowings of $402.0 million (including unamortized premium) in senior unsecured notes and $500.0 million under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2014, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$500,000	$—	$—	$500,000	$—
2021 senior unsecured notes	402,005	—	—	—	402,005
Throughput commitment	39,405	5,109	10,716	11,416	12,164
Operating leases	38,301	11,421	16,176	5,082	5,622
Interest expense: ¹
Revolving credit facility	47,211	14,591	29,182	3,438	—
2021 Senior unsecured notes	178,833	29,000	58,000	58,000	33,833
Total contractual cash obligations	$1,205,755	$60,121	$114,074	$577,936	$453,624

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At December 31, 2014, we had outstanding irrevocable letters of credit in the amount of $8.6 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

We and Martin Midstream Finance Corp., a subsidiary of us (collectively, the “Issuers”), entered into (i) an Indenture, dated as of February 11, 2013 (the “2021 Indenture”) among the Issuers, certain subsidiary guarantors (the “2021 Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “2021 Trustee”) and (ii) a Registration Rights Agreement, dated as of February 11, 2013 (the “2021 Registration Rights Agreement”), among the Issuers, the 2021 Guarantors and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, RBS Securities Inc., SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of a group of initial purchasers, in connection with a private placement to eligible purchasers of $250.0 million in aggregate principal amount of the Issuers' 7.250% senior unsecured notes due 2021 (the “2021 Notes”). On April 1, 2014, we completed a private placement add-on of $150.0 million of the 2021 Notes.

Interest and Maturity. The Issuers issued the 2021 Notes pursuant to the 2021 Indenture in transactions exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes will mature on February 15, 2021. The interest payment dates are February 15 and August 15.

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

As of December 31, 2014, we had $500.0 million outstanding under the revolving credit facility and $8.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $391.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of December 31, 2014, we have the ability to incur approximately $104.2 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the year ended December 31, 2014, the level of outstanding draws on our credit facility ranged from a low of $220.0 million to a high of $659.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at December 31, 2014 is 2.75%.

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

As of March 2, 2015, our outstanding indebtedness includes $493.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2014, 2013 or 2012.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2014, 2013 or 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.92% as of December 31, 2014.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2014, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $385.1 million as of December 31, 2014, based on market prices of similar debt at December 31, 2014.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $18.1 million decrease in fair value of our long-term debt at December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of Martin Midstream’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.

 /s/ KPMG LLP

Dallas, Texas
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b).  Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.

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

In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On August 29, 2014, Martin Midstream Partners L.P. acquired the remaining 57.8% ownership interest in Cardinal Gas Storage Partners LLC (Cardinal) which it did not previously own, and management excluded from its assessment of the effectiveness of Martin Midstream's internal control over financial reporting as of December 31, 2014, Cardinal's internal control over financial reporting associated with total assets of $480,981,387 and total revenues of $22,990,774 included in the consolidated financial statements of Martin Midstream Partners L.P. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control also excluded an evaluation of the internal control over financial reporting of Cardinal.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 2, 2015

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Cash	$42	$16,542
Accounts and other receivables, less allowance for doubtful accounts of $1,620 and $2,492, respectively	134,173	163,855
Product exchange receivables	3,046	2,727
Inventories	88,718	94,902
Due from affiliates	14,512	12,099
Other current assets	6,772	7,353
Assets held for sale	40,488	—
Total current assets	287,751	297,478

Property, plant and equipment, at cost	1,343,674	929,183
Accumulated depreciation	(345,397)	(304,808)
Property, plant and equipment, net	998,277	624,375

Goodwill	23,802	23,802
Investment in unconsolidated entities	134,506	128,662
Debt issuance costs, net	13,118	15,659
Notes receivable - Martin Energy Trading LLC	15,000	—
Intangibles and other assets, net	81,465	7,943
	$1,553,919	$1,097,919
Liabilities and Partners’ Capital
Trade and other accounts payable	$125,332	$142,951
Product exchange payables	10,396	9,595
Due to affiliates	4,872	2,596
Income taxes payable	1,174	1,204
Other accrued liabilities	21,801	20,242
Total current liabilities	163,575	176,588

Long-term debt	902,005	658,695
Other long-term obligations	2,668	2,219
Total liabilities	1,068,248	837,502
Commitments and contingencies
Partners’ capital	485,671	260,417
	$1,553,919	$1,097,919

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Terminalling and storage *	$130,506	$115,965	$90,243
Marine transportation *	91,372	95,496	85,748
Natural gas storage services	22,991	—	—
Sulfur services	12,149	12,004	11,702
Product sales: *
Natural gas services	990,844	966,909	825,506
Sulfur services	203,322	201,120	249,882
Terminalling and storage	190,957	221,245	227,280
	1,385,123	1,389,274	1,302,668
Total revenues	1,642,141	1,612,739	1,490,361

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	948,765	928,725	801,724
Sulfur services *	159,782	157,723	194,952
Terminalling and storage *	172,069	195,640	205,588
	1,280,616	1,282,088	1,202,264
Expenses:
Operating expenses *	184,049	170,155	146,287
Selling, general and administrative *	36,316	29,236	25,494
Impairment of long lived assets	3,445	—	—
Depreciation and amortization	68,830	50,962	42,063
Total costs and expenses	1,573,256	1,532,441	1,416,108
Other operating income (loss)	(1,014)	1,166	(418)
Operating income	67,871	81,464	73,835

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	5,466	(53,048)	(1,113)
Debt prepayment premium	(7,767)	(272)	(2,470)
Interest expense, net	(42,203)	(42,495)	(30,665)
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	(30,102)	—	—
Other, net	1,505	542	1,092
Total other income (expense)	(73,101)	(95,273)	(33,156)
Net income (loss) before taxes	(5,230)	(13,809)	40,679
Income tax expense	(1,137)	(753)	(3,557)
Income (loss) from continuing operations	(6,367)	(14,562)	37,122
Income (loss) from discontinued operations, net of income taxes	(5,338)	1,208	64,865
Net income (loss)	(11,705)	(13,354)	101,987
Less general partner's interest in net (income) loss	(3,503)	267	(4,748)
Less pre-acquisition income allocated to Parent	—	—	(4,622)
Less loss allocable to unvested restricted units	32	40	—
Limited partner's interest in net income (loss)	$(15,176)	$(13,047)	$92,617

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2014	2013	2012
Revenues:
Terminalling and storage	$74,467	$71,517	$64,669
Marine transportation	24,389	24,654	17,494
Product sales	7,661	4,698	7,201
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	37,703	32,639	27,512
Sulfur services	18,390	18,161	16,968
Terminalling and storage	36,341	48,868	48,375
Expenses:
Operating expenses	79,577	70,333	58,834
Selling, general and administrative	23,679	17,689	13,678

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(8,255)	$(14,227)	$30,915
Discontinued operations	(6,921)	1,180	61,702
	$(15,176)	$(13,047)	$92,617
General partner interest:
Continuing operations	$1,906	$(291)	$1,585
Discontinued operations	1,597	24	3,163
	$3,503	$(267)	$4,748

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.27)	$(0.54)	$1.32
Discontinued operations	(0.22)	0.04	2.64
	$(0.49)	$(0.50)	$3.96

Weighted average limited partner units - basic	30,785	26,558	23,362

Diluted:
Continuing operations	$(0.27)	$(0.54)	$1.32
Discontinued operations	(0.22)	0.04	2.64
	$(0.49)	$(0.50)	$3.96

Weighted average limited partner units - diluted	30,785	26,558	23,365

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(11,705)	$(13,354)	$101,987
Other comprehensive income adjustments:
Changes in fair values of commodity cash flow hedges	—	—	126
Commodity cash flow hedging gains reclassified to earnings	—	—	(752)
Other comprehensive loss	—	—	(626)
Comprehensive income (loss)	$(11,705)	$(13,354)	$101,361

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands)

	Partners’ Capital
	Parent Net Investment	Common		General Partner	Accumulated Comprehensive Income
		Units	Amount	Amount	Amount	Total
Balances – December 31, 2011	$51,571	20,471,776	$279,562	$5,428	$626	$337,187

Net Income	4,622	—	92,617	4,748	—	101,987
Issuance of common units	—	6,095,000	194,170	—	—	194,170
Issuance of restricted units	—	6,250	—	—	—	—
General partner contribution	—	—	—	4,145	—	4,145
Cash distributions ($3.06 per unit)	—	—	(70,679)	(5,849)	—	(76,528)
Excess purchase price over carrying value of acquired assets	—	—	(142,075)	—	—	(142,075)
Excess carrying value of the assets over the purchase price paid by Martin Resource Management	—	—	(4,268)	—	—	(4,268)
Unit-based compensation	—	—	385	—	—	385
Purchase of treasury units	—	(6,250)	(222)	—	—	(222)
Contributions to parent	(56,193)	—	—	—	—	(56,193)
Adjustment in fair value of derivatives	—	—	—	—	(626)	(626)
Balances – December 31, 2012	—	26,566,776	349,490	8,472	—	357,962

Net loss	—	—	(13,087)	(267)		(13,354)
Issuance of restricted units	—	64,500	—	—	—	—
Forfeiture of restricted units	—	(250)	—	—	—	—
General partner contribution	—	—	—	37	—	37
Cash distributions ($3.11 per unit)	—	—	(82,735)	(1,853)	—	(84,588)
Excess purchase price over carrying value of acquired assets	—	—	(301)	—	—	(301)
Unit-based compensation	—	—	911	—	—	911
Purchase of treasury units	—	(6,000)	(250)	—	—	(250)
Balances – December 31, 2013	—	26,625,026	254,028	6,389	—	260,417

Net loss	—	—	(15,208)	3,503	—	(11,705)
Issuance of common units	—	8,743,386	331,728	—	—	331,728
Issuance of restricted units	—	8,900	—	—	—	—
Forfeiture of restricted units	—	(5,000)	—	—	—	—
General partner contribution	—	—	—	7,007	—	7,007
Purchase of treasury units	—	(6,400)	(277)	—	—	(277)
Cash distributions ($3.18 per unit)	—	—	(95,197)	(2,171)	—	(97,368)
Excess purchase price over carrying value of acquired assets	—	—	(4,948)	—	—	(4,948)
Unit-based compensation	—	—	817	—	—	817
Balances – December 31, 2014	$—	35,365,912	$470,943	$14,728	$—	$485,671

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,705)	$(13,354)	$101,987
Less: (Income) loss from discontinued operations	5,338	(1,208)	(64,865)
Net income (loss) from continuing operations	(6,367)	(14,562)	37,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,830	50,962	42,063
Amortization of deferred debt issue costs	6,263	3,700	3,290
Amortization of discount on notes payable	1,305	306	581
Amortization of premium on notes payable	(245)	—	—
Deferred income taxes	—	—	402
(Gain) loss on disposition or sale of property, plant, and equipment	1,353	(217)	795
Gain on sale of equity method investment	—	(750)	(486)
Impairment of long lived assets	3,445	—	—
Equity in (income) loss of unconsolidated entities	(5,466)	53,048	1,113
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	30,102	—	—
Unrealized mark-to-market on derivatives	818	—	—
Unit-based compensation	817	911	385
Preferred dividends from Martin Energy Trading	1,498	1,738	—
Return on investment	2,600	—	—
Other	—	6	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	29,025	26,270	(56,856)
Product exchange receivables	(319)	689	14,230
Inventories	5,680	4,559	(2,733)
Due from affiliates	(2,413)	1,244	(20,135)
Other current assets	4,123	(5,432)	3,046
Trade and other accounts payable	(26,349)	(9,978)	17,595
Product exchange payables	801	(2,592)	(25,126)
Due to affiliates	2,276	(1,203)	18,976
Income taxes payable	(30)	(357)	367
Other accrued liabilities	1,084	10,749	(1,463)
Change in other non-current assets and liabilities	181	(1,449)	872
Net cash provided by continuing operating activities	119,012	117,642	34,038
Net cash used in discontinued operating activities	(3,432)	(5,459)	(1,360)
Net cash provided by operating activities	115,580	112,183	32,678
Cash flows from investing activities:
Payments for property, plant, and equipment	(84,307)	(92,243)	(93,640)
Acquisitions, net of cash acquired	(102,696)	(31,321)	(224,603)
Proceeds from sale of acquired assets	—	—	56,000
Payments for plant turnaround costs	(3,974)	—	(2,107)
Proceeds from sale of property, plant, and equipment	1,030	5,576	44
Proceeds from sale of equity method investment	—	750	531
Proceeds from involuntary conversion of property, plant and equipment	2,475	2,200	—
Investments in unconsolidated entities	(134,030)	—	(775)
Milestone distributions from ECP	—	—	2,208
Return of investments from unconsolidated entities	225	1,738	5,980
Contributions to unconsolidated entities for operations	(3,386)	(30,877)	(30,279)
Net cash used in continuing investing activities	(324,663)	(144,177)	(286,641)
Net cash provided by (used in) discontinued investing activities	—	(42,600)	271,605
Net cash used in investing activities	(324,663)	(186,777)	(15,036)
Cash flows from financing activities:
Payments of long-term debt	(1,533,087)	(650,000)	(706,000)
Payments of notes payable and capital lease obligations	—	(8,809)	(6,556)
Proceeds from long-term debt	1,493,250	839,000	727,000
Net proceeds from issuance of common units	331,728	—	194,170
General partner contributions	7,007	37	4,145
Excess purchase price over carrying value of acquired assets	(4,948)	(301)	(142,075)
Excess carrying value of assets over the purchase price paid by Martin Resource Management	—	—	(4,268)
Purchase of treasury units	(277)	(250)	(222)
Decrease in affiliate funding of investments in unconsolidated entities	—	—	(2,208)
Payments of debt issuance costs	(3,722)	(9,115)	(204)
Cash distributions paid	(97,368)	(84,588)	(76,528)
Net cash provided by (used in) financing activities	192,583	85,974	(12,746)

Net increase (decrease) in cash	(16,500)	11,380	4,896
Cash at beginning of period	16,542	5,162	266
Cash at end of period	$42	$16,542	$5,162

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(1)	Organization and Description of Business

Martin Midstream Partners L.P. (the “Partnership”) is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States “U.S.” Gulf Coast region. Its four primary business lines include:  terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants; natural gas services, including liquids transportation and distribution services and natural gas storage; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marine transportation services for petroleum products and by-products.

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

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2014 or 2013.

As discussed in Note 5, on February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership has classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the year ended December 31, 2014. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations.

On October 2, 2012, the Partnership, which owned 10.74% of the Class A interests and 100% of the Class B interests, acquired all of the remaining Class A interests in Redbird Gas Storage LLC ("Redbird") from Martin Underground Storage, Inc. (“MUS”), a subsidiary of Martin Resource Management. Redbird was formed by the Partnership and Martin Resource Management in 2011 to invest in Cardinal Gas Storage Partners LLC ("Cardinal").

On October 2, 2012, the Partnership acquired from Cross Oil Refining and Marketing, Inc. (“Cross”), a wholly-owned subsidiary of Martin Resource Management, certain specialty lubricant product blending and packaging assets (“Blending and Packaging Assets”).

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The acquisitions of the Redbird Class A interests and the Blending and Packaging Assets were considered a transfer of net assets between entities under common control. The acquisitions of the Redbird Class A interests and the Blending and Packaging Assets are recorded at amounts based on the historical carrying value of these assets at October 2, 2012, and the Partnership is required to update its historical financial statements to include the activities of the Redbird Class A interests and the Blending and Packaging Assets as of the date of common control. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of the Redbird Class A interests and the Blending and Packaging Assets as if the Partnership owned these assets for the periods presented. Net income attributable to the Redbird Class A interests and the activities of the Blending and Packaging Assets for periods prior to the Partnership’s acquisition of the assets is not allocated to the general and limited partners for purposes of calculating net income per limited partner unit. See Note 16. As discussed further in Note 4, on August 29, 2014, the Partnership acquired the remaining outstanding interests in Cardinal from Energy Capital Partners ("ECP").

As discussed in Note 5, on July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets. These assets, along with additional gathering and processing assets discussed in Note 5 are collectively referred to as the “Prism Assets.” The Partnership has presented the results of operations and cash flows of the Prism Assets as discontinued operations for the year ended December 31, 2012.

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

(c)       Inventories

Inventories are stated at the lower of cost or market.  Cost is generally determined by using the FIFO method for all inventories except lubricants and lubricants packaging inventories. Lubricants and lubricants packaging inventories cost is determined using standard cost, which approximates actual cost, computed on a FIFO basis.

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

Natural Gas Services – NGL distribution revenue is recognized when product is delivered by truck to the Partnership's NGL customers, which occurs when the customer physically receives the product. When product is sold in storage, or by pipeline, the Partnership recognizes NGL distribution revenue when the customer receives the product from either the storage facility or pipeline. Natural gas storage revenue is recognized when the service is provided to the customer.

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

All four of the Partnership's reporting units, terminalling and storage, natural gas services, sulfur services and marine transportation, contain goodwill.

The Partnership has performed the annual impairment tests as of August 31, 2014, 2013, and 2012. The determination of fair value for 2013 and 2012 for each reporting unit was based on the weighted average of two valuation techniques: (i) the discounted cash flow method and (ii) the guideline public company method. Fair value for 2014 for the terminalling and storage and marine transportation reporting units was determined based on weighted average of the discounted cash flow method, the guideline public company method and the guideline transaction method. No change was made in the 2014 methodology for determining fair value of the natural gas services and sulfur services segments. At August 31, 2014, 2013, and 2012, the estimated fair value of each of the four reporting units was in excess of its carrying value, resulting in no impairment.

No triggering events occurred that would cause the Partnership to perform an impairment test at either December 31, 2014 or 2013.

Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could give rise to future impairment. Changes to these estimates and assumptions can include, but may not be limited to, varying commodity prices, volume changes and operating costs due to market conditions and/or alternative providers of services.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2014, 2013 or 2012.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and senior unsecured notes are deferred and amortized over the terms of the debt arrangements.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $3,722, $9,114 and $204 in the years ended December 31, 2014, 2013 and 2012, respectively.

Due to the redemption of the remaining $175,000 of 8.875% senior unsecured notes in 2014 and a reduction in the number of lenders under the Partnership’s multi-bank credit agreement, $3,078, $502 and $0 of the existing debt issuance costs were determined not to have continuing benefit and were expensed during the years ended December 31, 2014, 2013 and 2012, respectively.  Remaining unamortized deferred issuance costs are amortized over the term of the revised debt arrangement.

Amortization of debt issuance costs, which is included in interest expense, totaled $6,263, $3,700 and $3,290 for the years ended December 31, 2014, 2013 and 2012, respectively.  Accumulated amortization amounted to $5,488 and $5,270 at December 31, 2014 and 2013, respectively.

(i)      Impairment of Long-Lived Assets

In accordance with ASC 360-10, long-lived assets, such as property, plant and equipment, and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

In the third quarter of 2014, the Partnership identified a triggering event related to one offshore tow in the Marine Transportation segment. The triggering event was the tow's inability to generate cash flows in recent quarters. As a result, an impairment charge of $3,445 was recorded in the Marine Transportation segment results of operations in the third quarter of 2014. No other triggering events occurred in 2014, 2013 or 2012 that would require an additional assessment for impairment of long-lived assets.

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

(k)     Derivative Instruments and Hedging Activities

In accordance with certain provisions of ASC 815-10 related to accounting for derivative instruments and hedging activities, all derivatives and hedging instruments are included in the Consolidated Balance Sheets as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Derivative instruments not designated as hedges are marked to market with all market value adjustments being recorded in the Consolidated Statements of Operations.  As of December 31, 2014, the Partnership did not have any hedging instruments outstanding. Fair value changes associated with the Partnership's hedges have been recorded in accumulated other comprehensive income (“AOCI”) as a component of equity during 2012.

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

(n)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2014, 2013 and 2012, the conflicts committee of the Partnership's general partner (“Conflicts Committee”) approved reimbursement amounts of  $12,535, $10,621 and $7,593, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

(q)      Deferred Catalyst Costs

The cost of the periodic replacement of catalysts is deferred and amortized over the catalyst’s estimated useful life, which ranges from 12 to 36 months.

(r)      Deferred Turnaround Costs

The Partnership capitalizes the cost of major turnarounds and amortizes these costs over the estimated period to the next turnaround, which ranges from 12 to 36 months.

(s)      Income Taxes

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled for the transfer of promised goods and services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") when it becomes effective. The new standard is effective on January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of any entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Examples include a disposal of a geographic area, a major line of business or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for the Partnership's fiscal year beginning January 1, 2015 and early adoption is permitted. The standard primarily involves presentation and disclosure and therefore is not expected to have a material impact on the Partnership's financial condition, results of operations or cash flows.

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

Cardinal Gas Storage Partners LLC

On August 29, 2014, the Partnership acquired from ECP all of ECP’s approximate 57.8%Category A membership interests in Cardinal for cash consideration of approximately $120,973, subject to certain post-closing adjustments. Prior to the acquisition, the Partnership owned an approximate 42.2% interest in the Category A membership interests in Cardinal. Based on the application of purchase accounting, the Partnership reduced the carrying value of its existing investment in Cardinal at the acquisition date by $30,102, which was recognized in the Partnership's Consolidated Statements of Operations for the year ended December 31, 2014. Concurrent with the closing of the transaction, the Partnership retired all of the project level

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

financing of various Cardinal subsidiaries. The Partnership funded the acquisition and repayment of the project financings with borrowings under its revolving credit facility and the use of restricted cash acquired.

The total purchase price is as follows:

Cash payment for 57.8% interest in Cardinal	$120,973
Fair value of the Partnership's previously owned 42.2% interest in Cardinal	87,613
Total	$208,586

Assets acquired and liabilities assumed were recorded in the Natural Gas Services segment at fair value in the following purchase price allocation which was finalized in the fourth quarter of 2014:

Restricted cash	$17,566
Other current assets	9,385
Property, plant and equipment	390,895
Intangible and other assets	80,135
Project level finance debt	(282,087)
Other current liabilities	(6,713)
Other non-current liabilities	(595)
Total	$208,586

Intangible assets consist of above-market gas storage customer contracts which are amortized based upon the terms of the individual contracts. The weighted average life of these contracts, based upon contracted volumes, is 5.1 years.

The Partnership’s results of operations from the Cardinal acquisition include revenues of $22,991 and net income of $1,916 for the period from August 29, 2014 to December 31, 2014.

Natural Gas Liquids ("NGL") Storage Assets

On May 31, 2014, the Partnership acquired certain NGL storage assets, located in Arcadia, Louisiana, from a subsidiary of Martin Resource Management for $7,388. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The Partnership recorded the purchase in the following allocation:

Property, plant and equipment	$2,453
Current liabilities	(13)
$2,440

The excess of the purchase price over the carrying value of the assets of $4,948 was recorded as an adjustment to "Partners' capital." This transaction was funded with borrowings under the Partnership's revolving credit facility. As no individual line item of the historical financial statements of the assets was in excess of 3% of the Partnership's relative financial statement captions, the Partnership elected not to retrospectively recast the historical financial information to include these assets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134,400. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. This transaction was recorded in "Investments in unconsolidated entities" in the Partnership's Consolidated Balance Sheet. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). At the time of the purchase, WTLPG was operated by Chevron Pipe Line Company. The 80% interest was subsequently sold to ONEOK Partners, L.P. who assumed operational responsibility. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route. This acquisition of the WTLPG business complements the Partnership's existing East Texas NGL pipeline that delivers Y-grade NGLs from East Texas production areas into Beaumont, Texas on a smaller scale. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Pro Forma Unaudited Financial Information for Cardinal and WTLPG

The following pro forma unaudited consolidated results of operations have been prepared as if the acquisitions of Cardinal and WTLPG occurred at the beginning of fiscal 2013:

	Year Ended December 31,
	2014	2013
Revenue:
As reported	$1,642,141	$1,612,739
Pro forma	$1,688,629	$1,665,501
Net income (loss) from continuing operations attributable to limited partners:
As reported	$(8,255)	$(14,227)
Pro forma	$1,676	$(120,785)
Net income (loss) from discontinued operations attributable to limited partners:
As reported	$(6,921)	$1,180
Pro forma	$(6,921)	$1,180
Net income (loss) from continuing operations per unit attributable to limited partners - basic
As reported	$(0.27)	$(0.54)
Pro forma	$0.05	$(4.55)
Net income (loss) from discontinued operations per unit attributable to limited partners - basic
As reported	$(0.22)	$0.04
Pro forma	$(0.22)	$0.04
Net income (loss) from continuing operations per unit attributable to limited partners - diluted
As reported	$(0.27)	$(0.54)
Pro forma	$0.05	$(4.55)
Net income (loss) from discontinued operations per unit attributable to limited partners - diluted
As reported	$(0.22)	$0.04
Pro forma	$(0.22)	$0.04

Pro forma adjustments included above are based upon currently available information which includes certain estimates and assumptions. Although actual results could differ from the pro forma results, the Partnership believes the pro forma results provide a reasonable basis for presenting the the significant effects of the transactions. However, the pro forma results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of fiscal 2013.

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

The Partnership's results of operations from these assets included revenues of $2,792 and net income of $608 for the year ended December 31, 2014 and revenues of $267 and a net loss of $284 for the year ended December 31, 2013.

NL Grease, LLC

On June 13, 2013, the Partnership acquired certain assets of NL Grease, LLC (“NLG”) for $12,148. NLG is a Kansas City, Missouri based grease manufacturer that specializes in packaging of automotive, commercial and industrial greases. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. The assets acquired by the Partnership were recorded in the Terminalling and Storage segment at fair value of $12,148 in the following purchase price allocation:

Inventory and other current assets	$1,513
Property, plant and equipment	6,136
Other assets	5,113
Other accrued liabilities	(168)
Other long-term obligations	(446)
Total	$12,148

The purchase price allocation resulted in the recognition of $5,113 in definite-lived intangible assets with no residual value, including $2,418 of technology, $2,218 attributable to a customer list, and $477 attributable to a non-compete agreement. The amounts assigned to technology, the customer list, and the non-compete agreement are amortized over the estimated useful lives of ten years, three years, and five years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately six years.

The Partnership completed the purchase price allocation during the third quarter of 2013, which resulted in an adjustment to working capital from the preliminary purchase price allocation in the amount of $55.

The Partnership's results of operations included revenues of $14,054 and net income of $517 for the year ended December 31, 2014 and revenues of $7,875 and a net loss of $22 for the year ended December 31, 2013 related to the NLG acquisition.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NGL Marine Equipment Purchase

On February 28, 2013, the Partnership purchased from affiliates of Florida Marine Transporters, Inc. six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50,801, of which the commercial push boats totaling $8,201 were allocated to property, plant and equipment in the Partnership's Marine Transportation segment and the six pressure barges totaling $42,600 were allocated to property, plant and equipment in the Partnership's Natural Gas Services segment. This transaction was funded with borrowings under the Partnership's revolving credit facility. As discussed in Note 2, on February 12, 2015, the Partnership sold the six LPG pressure barges for $41,250.

Talen's Marine & Fuel, LLC

On December 31, 2012, the Partnership acquired all of the outstanding membership interests in Talen's Marine & Fuel LLC (“Talen's”) from QEP Marine Fuel Investment, LLC and QEP Marine Fuel Holdings, Inc. (collectively referred to as “Quintana Energy Partners”) for $103,368, subject to certain post-closing adjustments, including the assumption of a note payable in the amount of $2,971. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. Additionally, as required by ASC 805, the Partnership expensed acquisition related costs, of which $58 were recorded in selling, general and administrative expenses for the year ended December 31, 2013. Through this acquisition, the Partnership acquired certain terminalling facilities and other terminalling related assets located along the Texas and Louisiana gulf coast. This transaction was funded by borrowings under the Partnership's revolving credit facility. Simultaneously with the acquisition, the Partnership sold certain working capital-related assets and a customer relationship intangible asset to Martin Energy Services LLC (“MES”), a wholly-owned subsidiary of Martin Resource Management for $56,000. Due to the Talen's acquisition, MES entered into various service agreements with Talen's pursuant to which the Partnership provides certain terminalling and marine services to MES. The excess carrying value of the assets over the purchase price paid by Martin Resource Management at the sales date was $4,268 and was recorded as an adjustment to partners' capital. The remaining net assets retained by the Partnership were recorded at fair value of $43,100 in the following purchase price allocation:

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

The Partnership's results of operations included revenues of $5,227 and net income of $2,452 for the year ended December 31, 2014 and revenues of $5,226 and net income of $2,432 for the year ended December 31, 2013 related to the Talen's acquisition.

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

(5)	Discontinued Operations and Divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold the Floating Storage Assets. These assets were acquired on February 28, 2013. The Partnership classified the related assets as assets held for sale at December 31, 2014, and the results of operations of these assets, which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the Consolidated Statements of Operations for 2014 and 2013.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Year Ended December 31,
	2014	2013

Total revenues from third parties[1]	$51,264	$20,771
Total costs and expenses and other, net, excluding depreciation and amortization	55,068	18,285
Depreciation and amortization	1,534	1,278
Income (loss) from discontinued operations before income taxes	(5,338)	1,208
Income tax expense	—	—
Income (loss) from discontinued operations, net of income taxes	$(5,338)	$1,208

1 Total revenues from third parties excludes intercompany revenues of $5,241 and $945 for the years ended December 31, 2014 and 2013, respectively.

Prism Assets. On July 31, 2012, the Partnership completed the sale of its East Texas and Northwest Louisiana natural gas gathering and processing assets owned by Prism Gas and other natural gas gathering and processing assets also owned by the Partnership to a subsidiary of CenterPoint Energy Inc. (NYSE: CNP) (“CenterPoint”). The Partnership received net cash

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

proceeds from the sale of $273,269.  The asset sale included the Partnership’s 50% operating interest in Waskom Gas Processing Company (“Waskom”).  A subsidiary of CenterPoint owned the other 50% interest.

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

The Prism Assets’ operating results, which are included in income from discontinued operations, were as follows:

Year Ended December 31,
2012
Total revenues from third parties[1]	$66,876
Total costs and expenses and other, net, excluding depreciation and amortization	(64,562)
Depreciation and amortization	(2,320)
Other operating income[2]	61,858
Equity in earnings of unconsolidated entities[3]	4,611
Income from discontinued operations before income taxes	66,463
Income tax expense	(1,598)
Income from discontinued operations, net of income taxes	$64,865

1 Total revenues from third parties excludes intercompany revenues of $26,431.
2 The Partnership recognized a gain on the sale of the Prism Assets of $61,848 in income from discontinued operations.
3  Represents equity in earnings of Waskom, Matagorda, and PIPE.

(6)	Inventories

Components of inventories at December 31, 2014 and 2013 were as follows:

	2014	2013
Natural gas liquids	$27,820	$31,859
Sulfur	12,231	8,912
Sulfur based products	16,280	17,584
Lubricants	29,096	33,847
Other	3,291	2,700
	$88,718	$94,902

(7)	Property, Plant and Equipment

At December 31, 2014 and 2013, property, plant, and equipment consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Depreciable Lives	2014	2013
Land	—	$23,595	$21,971
Improvements to land and buildings	10-25 years	149,112	131,941
Storage equipment	5-50 years	171,373	104,949
Marine vessels	4-25 years	260,588	309,147
Operating plant and equipment	3-50 years	598,314	287,268
Base Gas	—	43,799	—
Furniture, fixtures and other equipment	3-20 years	4,224	3,742
Transportation equipment	3-7 years	2,273	1,802
Construction in progress		90,396	68,363
		$1,343,674	$929,183

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $56,309, $48,596, and $40,724, respectively, which includes amortization of fixed assets under capital lease obligations of $0, $233 and $280, respectively. All capital lease obligations were retired in November 2013.

Additions to property, plant and equipment included in accounts payable at December 31, 2014 and 2013 were $4,976 and $6,803, respectively.

(8)     Goodwill

The following table represents the goodwill balance at December 31, 2014 and 2013:

	December 31,
	2014	2013
Carrying amount of goodwill:
Terminalling and storage	$14,229	$14,229
Natural gas services	79	79
Sulfur services	5,349	5,349
Marine transportation	4,145	4,145
Total goodwill	$23,802	$23,802

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

The Partnership’s future minimum lease obligations as of December 31, 2014 consist of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Fiscal year	Operating Leases

2015	$11,421
2016	10,194
2017	5,982
2018	3,331
2019	1,751
Thereafter	5,622
Total	$38,301

Rent expense for continuing operating leases for the years ended December 31, 2014, 2013 and 2012 was $18,724, $15,629 and $15,801, respectively. The amount recognized in interest expense for capital leases was $0, $796, and $945 for the years ended December 31, 2014, 2013 and 2012, respectively. The Partnership's capital lease obligations were retired in November of 2013.

(10)    Investments in Unconsolidated Entities and Joint Ventures

On August 29, 2014, the Partnership acquired ECP's approximate 57.8% Category A interest in Cardinal. Prior to the acquisition, the Partnership owned an approximate 42.2% Category A interest in Cardinal which was accounted for by the equity method. See Note 4 for discussion of the acquisition of the remaining interests.

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas, all of the outstanding membership interests in Atlas Holdings for cash of approximately $134,400 at closing. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. Atlas Holdings owned a 19.8% limited partner interest and a 0.2% general partner interest in WTLPG. At the time of the purchase, WTLPG was operated by Chevron Pipe Line Company. The 80% interest was subsequently sold to ONEOK Partners, L.P. who assumed operational responsibility. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. At the acquisition date, the carrying value of the combined 20% interest in WTLPG exceeded the Partnership's share of underlying net assets by approximately $96,000. The Partnership's analysis determined that the entire $96,000 is attributable to property, plant and equipment and will be amortized over approximately 35 years. Such amortization amounted to $1,484 for the year ended December 31, 2014. The Partnership recognizes its combined 20% interest in WTLPG as "Investment in unconsolidated entities" on its Consolidated Balance Sheet. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting with recognition of its ownership interest in the income of WTLPG as "Equity in earnings of unconsolidated entities" on its Consolidated Statement of Operations.

In March 2013, the Partnership acquired 100% of the preferred interests in Martin Energy Trading LLC ("MET"), a subsidiary of Martin Resource Management for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance after September 1, 2016. See Note 13.

The partnership sold its 50% interest in Caliber in 2013 and its 50% interests in Waskom, PIPE, Matagorda and Pecos Valley Producer Services, LLC (“Pecos Valley”) in 2012.

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

During the second quarter of 2012, the Partnership acquired an unconsolidated 50% interest in Caliber and Pecos Valley. The Partnership sold its interest in Caliber during the fourth quarter of 2013 for $750, resulting in a gain of $750 recorded in "Other, net" in the Partnership's Consolidated Statements of Operations for the year ended December 31, 2013. The

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Partnership sold its interest in Pecos Valley during the third quarter of 2012 for $531, resulting in a gain of $486 recorded in "Other, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2012.

These investments are accounted for by the equity method.

The following tables summarize the components of the "Investment in unconsolidated entities" on the Partnership’s Consolidated Balance Sheets and the components of "Equity in earnings of unconsolidated entities" included in the Partnership’s Consolidated Statements of Operations:

	December 31, 2014	December 31, 2013
WTLPG	$134,506	$—
Cardinal	—	113,662
MET	—	15,000
Total investment in unconsolidated entities	$134,506	$128,662

	Years Ended December 31,
	2014	2013	2012
Equity in earnings of Waskom[1]	$—	$—	$4,172
Equity in loss of PIPE[1]	—	—	(60)
Equity in earnings of Matagorda[1]	—	—	499
Equity in earnings of discontinued operations	—	—	4,611

Equity in earnings of WTLPG	3,076	—	—
Equity in earnings (loss) of Cardinal	892	(54,226)	(943)
Equity in earnings of MET	1,498	1,738	—
Equity in loss of Caliber	—	(560)	(190)
Equity in earnings of Pecos Valley	—	—	20
Equity in earnings (loss) of unconsolidated entities	5,466	(53,048)	(1,113)
Total equity in earnings (loss) of unconsolidated entities	$5,466	$(53,048)	$3,498

1 The financial information for Waskom, Matagorda, and PIPE is included on the Consolidated Statements of Operations and Cash Flows as discontinued operations.

Selected financial information for significant unconsolidated equity method investees is as follows:

	As of December 31,			Years ended December 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income (Loss)
2014
WTLPG	$827,697	$—	$818,546	$95,315	$38,698

Cardinal[2]	$—	$—	$—	$46,488	$1,911
2013
Cardinal	$661,816	$295,261	$346,584	$52,762	$(128,283)
2012
Cardinal	$694,767	$210,079	$457,297	$31,999	$(5,951)

Waskom	$—	$—	$—	$66,662	$8,986

2 Financial information for Cardinal includes revenues and net income for the 2014 period prior to the Partnership's acquisition of the 57.8% interest not previously owned.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

As of December 31, 2014 and 2013, the Partnership’s interest in cash of the unconsolidated equity method investees was $10 and $3,703, respectively.

(11) Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

The following items are measured at fair value on a recurring and non-recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - MET	$15,852	$—	$—	$15,852
Total assets	$15,852	$—	$—	$15,852

Liabilities
2021 Senior unsecured notes	$385,077	$—	$385,077	$—
Total liabilities	$385,077	$—	$385,077	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
2018 Senior unsecured notes	$185,816	$—	$185,816	$—
2021 Senior unsecured notes	258,004		258,004
Total liabilities	$443,820	$—	$443,820	$—

The Partnership is required to disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for these financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table above. The estimated fair value of the note receivable from MET was determined by calculating the net present value of the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

interest payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

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

Due to the sale of the Prism Assets during 2012, the Partnership terminated and settled all of its commodity derivative instruments during the second quarter of 2012.  For the year ended December 31, 2012, changes in the fair value of the Partnership’s derivative contracts were recorded in both earnings (income from discontinued operations) and in AOCI as a component of partners’ capital.

Due to the acquisition of the remaining interests of Cardinal, the Partnership acquired a notional quantity of 3,631,740 MMBtu of natural gas call options with a strike price of $4.50 per MMBtu.  These options managed the purchase of base gas at Monroe Gas Storage Company, LLC for the portion of base gas that was currently leased with Credit Suisse and was scheduled to be returned in January and February 2015.  The options were set to settle in two increments of 2,345,498 MMBtu and 1,286,242 MMBtu on January 31, 2015 and February 28, 2015, respectively. On December 31, 2014, the Partnership terminated these options, resulting in a termination benefit of $3, which was recorded in "Other, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

As of December 31, 2014, the Partnership did not have any commodity derivative instruments outstanding.

(b)    Impact of Commodity Cash Flow Hedges

Crude Oil. For the year ended December 31, 2012, net gains and losses on swap hedge contracts increased crude revenue (included in income from discontinued operations) by $496.

Natural Gas. For the year ended December 31, 2012, net gains and losses on swap hedge contracts increased gas revenue (included in income from discontinued operations) by $813.

Natural Gas Liquids. For the year ended December 31, 2012, net gains and losses on swap hedge contracts increased liquids revenue (included in income from discontinued operations) by $1,066.

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

On April 1, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes.  On May 14, 2014 the Partnership terminated these swaps and received a termination benefit of $2,380 upon cancellation of these swap agreements. This amount was recorded in "Interest expense, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014. Additionally, subsequent to the termination on May 14, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements on May 14, 2014 with an aggregate notional amount of $100,000 each to hedge its exposure to changes in the fair value of its senior unsecured notes. In August 2014, the Partnership received a scheduled swap settlement related to these agreements totaling $976. This amount was recorded in "Interest expense, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

On September 18, 2014, the Partnership entered into a fixed-to-variable interest rate swap agreement, with an aggregate notional amount of $50,000, to hedge its exposure to changes in the fair value of its senior unsecured notes.

On October 9, 2014, the Partnership terminated each of its three outstanding swaps, receiving a termination benefit of $2,125, which was recorded in "Interest expense, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

Subsequent to the termination on October 9, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements, each with an aggregate notional amount of $50,000 to hedge its exposure to changes in the fair value of its senior unsecured notes. On October 14, 2014, the Partnership terminated each of these two swaps, receiving a termination benefit of $500, which was recorded in "Interest expense, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

Subsequent to the termination on October 14, 2014, the Partnership entered into two fixed-to-variable interest rate swap agreements, each with an aggregate notional amount of $50,000 to hedge its exposure to changes in the fair value of its senior unsecured notes. On October 14, 2014, the Partnership terminated each of these two swaps, receiving a termination benefit of $711, which was recorded in "Interest expense, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

     For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items” below.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items

Effect of Derivative Instruments on the Consolidated Statements of Operations For the Years Ended December 31, 2014, 2013, and 2012
				Effective Portion				Ineffective Portion and Amount Excluded from Effectiveness Testing
				Location of Gain or (Loss) Reclassified from Accumulated OCI into Income				Location of Gain or (Loss) Recognized in Income on Derivatives
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Derivatives designated as hedging instruments:
Commodity contracts	$—	$—	$126	Income from discontinued operations	$—		$748	Income from discontinued operations	$—	$—	$4
Total derivatives designated as hedging instruments	$—	$—	$126		$—	$—	$748		$—	$—	$4

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2014	2013	2012
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$6,692	$—	$—
Commodity contracts	Other income	(818)	—	—
Commodity contracts	Income from discontinued operations	—	—	1,623
Total derivatives not designated as hedging instruments		$5,874	$—	$1,623

(13)    Related Party Transactions

As of December 31, 2014, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2014, of approximately 17.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business;

◦	operating a natural gas optimization business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Effective January 1, 2015, through December 31, 2015, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,679.  The Partnership reimbursed Martin Resource Management for $12,535, $10,621, and $7,593 of indirect expenses for the years ended December 31, 2014, 2013, and 2012, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Marine Agreements

Marine Transportation Agreement. The Partnership is a party to a marine transportation agreement effective January 1, 2006, as amended, under which the Partnership provides marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates.  Effective each January 1, this agreement automatically renews for consecutive one year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then applicable term. The fees the Partnership charges Martin Resource Management are based on applicable market rates.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2015, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services which was dated October 27, 2004 and consolidated it with the (i) terminalling services agreement entered into in connection with the acquisition of Talen's Marine & Fuel, LLC and (ii) terminalling services agreement entered into in connection with the acquisition of L&L Holdings LLC into a single agreement. The minimum throughput requirements of the three superseded agreements were aggregated in the new agreement. The per gallon throughput fee the Partnership charges under this agreement may be adjusted annually based on a price index.

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

Other Agreements

  Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross dated October 28, 2014 under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2014	2013	2012
Terminalling and storage	$74,467	$71,517	$64,669
Marine transportation	24,389	24,654	17,494
Product sales:
Natural gas services	3,064	10	113
Sulfur services	3,921	3,890	6,022
Terminalling and storage	676	798	1,066
	7,661	4,698	7,201
	$106,517	$100,869	$89,364

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas services	$37,703	$32,639	$27,512
Sulfur services	18,390	18,161	16,968
Terminalling and storage	36,341	48,868	48,375
	$92,434	$99,668	$92,855

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Marine transportation	$37,703	$38,373	$28,495
Natural gas services	4,870	1,971	1,855
Sulfur services	7,479	8,223	6,646
Terminalling and storage	29,525	21,766	21,838
	$79,577	$70,333	$58,834

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Marine transportation	$30	$50	$60
Natural gas services	6,039	2,671	2,498
Sulfur services	3,201	3,081	2,964
Terminalling and storage	1,874	1,266	563
Indirect overhead allocation, net of reimbursement	12,535	10,621	7,593
	$23,679	$17,689	$13,678

Other Related Party Transactions

As discussed in Note 10, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated Balance Sheet. Interest income for the year ended December 31, 2014 was $752 and is included in "Interest expense, net" in the Consolidated Statements of Operations.

(14)	Supplemental Balance Sheet Information

Components of "Intangible and other assets, net" at December 31, 2014 and 2013 were as follows:

	2014	2013
Customer contracts	$72,171	$—
Other intangible assets	2,215	2,696
Other	7,079	5,247
	$81,465	$7,943

Customers contracts were acquired through the Partnership's acquisition of the remaining interests in Cardinal on August 29, 2014.

Other intangible assets consist of covenants not-to-compete, technology-based assets, and customer relationships.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $9,772, $1,153, and $140, for the years ended December 31, 2014, 2013 and 2012, respectively, and accumulated amortization amounted to $12,125 and $2,353 at December 31, 2014 and 2013, respectively.

Estimated amortization expense for customer contract and relationships and other intangible assets for the years subsequent to December 31, 2014 are as follows: 2015 - $22,115; 2016 - $14,961; 2017 - $11,122; 2018 - $7,148; 2019 - $4,305; subsequent years - $14,735.

Components of "Other accrued liabilities" at December 31, 2014 and 2013 were as follows:

	2014	2013
Accrued interest	$10,996	$11,038
Property and other taxes payable	7,524	6,785
Accrued payroll	3,125	2,186
Other	156	233
	$21,801	$20,242

(15)    Long-Term Debt

At December 31, 2014 and 2013, long-term debt consisted of the following:

	2014	2013
$900,000[3] Revolving loan facility at variable interest rate (2.92%[1] weighted average at December 31, 2014), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees	$500,000	$235,000
$200,000[2,4] Senior notes, 8.875% interest, net of unamortized discount of $0 and $1,305, respectively, issued March 2010 and due April 2018, unsecured	—	173,695
$400,000 Senior notes, 7.250% interest, including unamortized premium of $2,005 and $0, respectively, issued February 2013 and April 2014 and due February 2021, unsecured[2,4]	402,005	250,000
Total long-term debt	$902,005	$658,695

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at December 31, 2014 is 2.75%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 Pursuant to the indenture under which the senior notes were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 1, 2014, the Partnership redeemed the remaining $175,000 of the 8.875% senior unsecured notes due in 2018 from all holders. On April 1, 2014 the Partnership completed a private placement add-on of $150,000 in aggregate principal amount of 7.25% senior unsecured notes due February 2021 to qualified institutional buyers under Rule 144A. The Partnership filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and completed the exchange offer during the second quarter of 2014. In conjunction with the redemption, the Partnership incurred a debt prepayment premium in the amount of $7,767, which is included in the Consolidated Statement of Operations for the year ended December 31, 2014. Also in conjunction with this redemption, the Partnership expensed $2,643 and $1,228 of unamortized debt issuance costs and unamortized discount on notes payable, respectively, which is included in "Interest expense, net" on the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

3 On June 27, 2014, the Partnership increased the maximum amount of borrowings and letters of credit available under the Credit Facility from $637,500 to $900,000 and amended certain financial covenants governing the credit facility.

4 The 2018 and 2021 indentures restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets. Many of these covenants will terminate if the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred.
The Partnership paid cash interest in the amount of $37,112, $33,038, and $29,239 for the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized interest was $1,437, $1,096, and $1,136 for the years ended December 31, 2014, 2013 and 2012, respectively.

(16)     Partners' Capital

As of December 31, 2014, partners’ capital consisted of 35,365,912 common limited partner units, representing a 98% partnership interest and a 2.0% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2.0% general partnership interest.

The partnership agreement of the Partnership (the “Partnership Agreement”) contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On September 29, 2014, the Partnership completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses, were $122,176. The Partnership's general partner contributed $2,599 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

On August 29, 2014, the Partnership closed a private equity sale with Martin Resource Management, under which Martin Resource Management invested $45,000 in cash in exchange for 1,171,265 common units. The pricing of $38.42 per common unit was based on the 10-day weighted average price of the Partnership's common units for the 10 trading days ending August 8, 2014. In connection with the issuance of these common units, the Partnership's general partner contributed $918 in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

On May 12, 2014, the Partnership completed a public offering of 3,600,000 common units at a price of $41.51 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,600,000 common units, net of underwriters' discounts, commissions and offering expenses, were $143,431.  The Partnership's general partner contributed $3,049 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership.  All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the “Sales Agents”) for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for aggregate proceeds of $21,121 for the year ended December 31, 2014. The Partnership paid $413 in compensation to the Sales Agents for the year ended December 31, 2014. Under the the program, the Partnership issued 522,121 common units during the year ended December 31, 2014. Common units issued were at market prices prevailing at the time of the sale. The Partnership also received capital contributions from the Partnership's general partner of $441 during the year ended December 31, 2014 related to these issuances to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

On November 26, 2012, the Partnership completed a public offering of 3,450,000 common units at a price of $31.16 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses, were $102,809.  The Partnership's general partner contributed $2,194 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership.  All of the net proceeds were used to reduce outstanding indebtedness of the Partnership.

On January 25, 2012, the Partnership completed a public offering of 2,645,000 common units at a price of $36.15 per common unit, before the payment of underwriters’ discounts, commissions and offering expenses (per unit value is in dollars, not thousands).  Total proceeds from the sale of the 2,645,000 common units, net of underwriters’ discounts, commissions and offering expenses, were $91,361.  The Partnership’s general partner contributed $1,951 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership.  All of the net proceeds were used to reduce outstanding indebtedness of the Partnership.

Incentive Distribution Rights

The Partnership’s general partner, MMGP, holds a 2.0% general partner interest and certain incentive distribution rights (“IDRs”) in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. No incentive distributions were allocated to the general partner from July 1, 2012 (which would have been payable to the general partner on November 14, 2012 for the third quarter of 2012 distribution) through December 31, 2014. As of December 31, 2014, the amount of incentive distributions the general partner has foregone is $20,845, resulting in an amount remaining of $155.

The target distribution levels entitle the general partner to receive 2.0% of quarterly cash distributions up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit and 50% of quarterly cash distributions in excess of $0.75 per unit.

For the years ended December 31, 2014, 2013 and 2012, the general partner received $0, $0, and $2,857 in incentive distributions.

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

	Years Ended December 31,
	2014	2013	2012
Continuing operations:
Net income (loss) attributable to Martin Midstream Partners L.P.	$(6,367)	$(14,562)	$37,122
Less pre-acquisition income allocated to Parent	—	—	4,622
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	2,033	—	954
Distributions payable on behalf of general partner interest	1,181	2,021	522
General partner interest in undistributed earnings	(1,308)	(2,312)	109
Less loss allocable to unvested restricted units	(18)	(44)	—
Limited partners’ interest in net income (loss)	$(8,255)	$(14,227)	$30,915

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2014	2013	2012
Discontinued operations:
Net income attributable to Martin Midstream Partners L.P.	$(5,338)	$1,208	$64,865
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	1,704	—	1,903
Distributions payable on behalf of general partner interest	990	(168)	1,040
General partner interest in undistributed earnings	(1,097)	192	220
Less income (loss) allocable to unvested restricted units	(14)	4	—
Limited partners’ interest in net income (loss)	$(6,921)	$1,180	$61,702

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The weighted average units outstanding for basic net income per unit were 30,785,035, 26,557,829 and 23,361,551 for the years ended December 31, 2014, 2013 and 2012, respectively.  All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. All common unit equivalents were antidilutive for the years ended December 31, 2014 and 2013 because the limited partners were allocated a net loss in these periods. For diluted net income per unit, the weighted average units outstanding were increased by 3,018 for the year ended December 31, 2012, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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

	For the Year Ended December 31,
	2014	2013	2012
Employees	$537	$668	$178
Non-employee directors	280	243	207
Total unit-based compensation expense	$817	$911	$385

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2014 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	72,998	$31.75
Granted	8,900	$29.47
Vested	(13,074)	$32.14
Forfeited	(5,000)	$31.06
Non-Vested, end of period	63,824	$31.40

Aggregate intrinsic value, end of period	$1,662

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2014, 2013 and 2012 is provided below:

	For the Year Ended December 31,
	2014	2013	2012
Aggregate intrinsic value of units vested	$514	$153	$465
Fair value of units vested	$450	$157	$495

As of December 31, 2014, there was $779 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of March 2, 2015, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Insurance proceeds received as a result of the this claim were used to replace the tank. The proceeds received exceeded the net book value of the tank that was destroyed and the Partnership recognized a gain in the amount of $909 in “other operating income” in the Consolidated Statement of Operations for the year ended December 31, 2013.

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

Woodlawn, a subsidiary of the Partnership, was subject to income taxes due to its corporate structure. The assets of Woodlawn were sold July 31, 2012 and the corporation was liquidated December 31, 2012. Income tax expense related to Woodlawn is recorded in discontinued operations. A current federal income tax expense of $0, $0 and $8,681, related to the operation of the subsidiary, was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership established deferred income taxes of $8,964 associated with book and tax basis differences of the acquired Woodlawn assets and liabilities at the date of acquisition. The basis differences related primarily to property, plant and equipment. A deferred tax benefit of $0, $0 and $7,657 related to the Woodlawn basis differences was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. A deferred tax expense of $0, $0, and $402 related to the Blending and Packaging Assets' basis differences was recorded for the years ended December 31, 2014, 2013 and 2012. No deferred tax liability related to these basis differences existed at December 31, 2014 and 2013, respectively. The deferred tax liability related to the Prism Assets was reversed upon the sale of those assets as discussed further in Note 5.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new “taxable margin” component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $1,137, $753 and $1,575 were recorded in income tax expense for the years ended December 31, 2014, 2013 and 2012, respectively.

A current income tax liability of $1,174, and $1,204 existed at December 31, 2014 and 2013, respectively.

The components of income tax expense from operations recorded for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current:
Federal	$—	$—	$10,516
State	1,137	753	1,894
	1,137	753	12,410
Deferred:
Federal	—	—	(7,255)
Total income tax expense	$1,137	$753	$5,155

Total income tax expense was allocated to continuing and discontinued operations as follows:

Income tax expense from continuing operations:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2014	2013	2012
Current:
Federal	$—	$—	$1,835
State	1,137	753	1,320
	1,137	753	3,155
Deferred:
Federal	—	—	402
Total income tax expense from continuing operations	$1,137	$753	$3,557

Income tax expense (benefit) from discontinued operations:

	2014	2013	2012
Current:
Federal	$—	$—	$8,681
State	—	—	574
	—	—	9,255
Deferred:
Federal	—	—	(7,657)
Total income tax expense from discontinued operations	$—	$—	$1,598

Cash paid for income taxes was $1,167, $9,789, and $1,007 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets for 2014 and 2013 and the Prism Assets for 2012. See Note 5.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures

Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$37,622	$24,993	$49,476
Natural gas services	1,013,835	—	1,013,835	13,090	34,574	24,194
Sulfur services	215,471	—	215,471	8,176	19,465	4,115
Marine transportation	97,049	(5,677)	91,372	9,942	7,551	11,498
Indirect selling, general, and administrative	—	—	—	—	(18,712)	—
Total	$1,653,009	$(10,868)	$1,642,141	$68,830	$67,871	$89,283

Year Ended December 31, 2013:
Terminalling and storage	$341,966	$(4,756)	$337,210	$31,823	$32,855	$84,582
Natural gas services	966,909	—	966,909	962	30,524	4,080
Sulfur services	213,124	—	213,124	7,979	21,511	3,867
Marine transportation	99,511	(4,015)	95,496	10,198	13,411	6,517
Indirect selling, general, and administrative	—	—	—	—	(16,837)	—
Total	$1,621,510	$(8,771)	$1,612,739	$50,962	$81,464	$99,046

Year Ended December 31, 2012:
Terminalling and storage	$322,175	$(4,652)	$317,523	$22,976	$25,403	$72,877
Natural gas services	825,506	—	825,506	601	15,395	434
Sulfur services	261,584	—	261,584	7,371	41,909	11,477
Marine transportation	88,815	(3,067)	85,748	11,115	3,174	8,852
Indirect selling, general, and administrative	—	—	—	—	(12,046)	—
Total	$1,498,080	$(7,719)	$1,490,361	$42,063	$73,835	$93,640

Revenues from two customers in the Natural Gas Services segment were $265,434, $285,566 and $294,897 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership's assets by reportable segment as of December 31, 2014 and 2013, are as follows:

	2014	2013
Total assets:
Terminalling and storage	$450,112	$461,160
Natural gas services	802,234	320,631
Sulfur services	147,094	151,982
Marine transportation	154,479	164,146
Total assets	$1,553,919	$1,097,919

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(21)    Quarterly Financial Information

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2014
Revenues	$484,809	$403,261	$377,088		$376,983
Operating income	24,499	17,997	13,181		12,194
Equity in earnings (loss) of unconsolidated entities	(297)	1,939	2,655		1,169
Income (loss) from continuing operations	12,384	324	(25,739)	(A)	6,664
Loss from discontinued operations	(589)	(1,292)	(1,167)		(2,290)
Net income (loss)	$11,795	$(968)	$(26,906)		$4,374
Limited partners' interest in net income (loss) per limited partner unit	$0.43	$(0.03)	$(0.82)		$(0.07)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2013
Revenues	$433,356	$356,673	$355,578		$467,132
Operating income	26,189	19,166	12,680		23,429
Equity in earnings (loss) of unconsolidated entities	(374)	72	(577)		(52,169)	(B)
Income (loss) from continuing operations	16,440	7,985	628		(39,615)
Income (loss) from discontinued operations	196	1,093	(437)		356
Net income (loss)	$16,636	$9,078	$191		$(39,259)
Limited partners' interest in net income (loss) per limited partner unit	$0.61	$0.33	$0.01		$(1.44)

(A) As discussed in Note 4, this amount includes the Partnership's reduction in the carrying value of its existing investment in Cardinal at the acquisition date of $30,102.

(B) As discussed in Note 10, this amount includes the Partnership's share of an impairment charge related to long-lived assets of Monroe in the amount of $54,053.

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

(24)    Subsequent Events

Disposition of Floating Storage Assets. On February 12, 2015, the Partnership sold the Floating Storage Assets for $41,250. The Partnership expects to record a gain on the disposition of approximately $1,500 in the first quarter of 2015. The proceeds from the disposition were used to reduce outstanding indebtedness under the Partnership's revolving credit facility.

Quarterly Distribution.  On January 22, 2015, The Partnership declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2014, or $3.25 per common unit on an annualized basis, which was paid on February 13, 2015 to unitholders of record as of February 6, 2015. Additionally, the Partnership paid a distribution to its general partner in the amount of $4,405. Of this amount, $667 is related to the base general partner distribution and $3,737 represents incentive distribution rights paid to the Partnership's general partner.

Common Unit Grants.   On January 5, 2015, the Partnership issued 84,750 restricted common units under the Partnership's long-term incentive plan to the executive officers of the general partner and certain Martin Resource Management employees who provide services to the Partnership. These restricted units vest 100% on January 5, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b)        Management’s Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  On August 29, 2014, we acquired the remaining 57.8% ownership interest in Cardinal Gas Storage Partners LLC ("Cardinal") which we did not previously own. We excluded Cardinal from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Cardinal constituted revenues of $22,990,774 for the year ended December 31, 2014 and $480,981,387 of our assets as of December 31, 2014.

Based on its evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in “Item 8 - Financial Statements and Supplementary Data.”

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

Three directors of our general partner serve on a conflicts committee of the Partnership's general partner (“Conflicts Committee”) to review specific matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards established by NASDAQ to serve on an audit committee of a board of directors; provided, however that a director with a family member who is a partner with a foreign affiliate in the international cooperative of our registered independent public accounting firm shall be deemed to meet such independence standards if such director meets all other independence standards of NASDAQ and the board of our general partner affirmatively determines that such family relationship will not impair such director's independent judgment as a member of the Conflicts Committee.   Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.  The current members of our Conflicts Committee are outside directors, James M. Collingsworth, C. Scott Massey and Byron R. Kelley, all of whom meet the independence standards established by NASDAQ, except as referenced above.

The Audit Committee reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls.   The current members of our Audit Committee are outside directors, C. Scott Massey, Byron R. Kelley and James M. Collingsworth, all of whom meet the independence standards established by NASDAQ.

The Compensation Committee oversees compensation decisions for the officers of our general partner as well as the compensation plans described below.  The current members of our Compensation Committee are our outside directors, James M. Collingsworth, C. Scott Massey, and Byron R. Kelley.

The current members of our Nominating Committee are outside directors, James M. Collingsworth, Byron R. Kelley and C. Scott Massey.

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

Name	Age	Position with the General Partner
Ruben S. Martin	63	President, Chief Executive Officer and Director
Robert D. Bondurant	56	Executive Vice President and Chief Financial Officer and Director
Randall L. Tauscher	49	Executive Vice President and Chief Operating Officer
Chris H. Booth	45	Executive Vice President, General Counsel and Secretary
C. Scott Massey	62	Director
James M. Collingsworth	60	Director
Byron R. Kelley	67	Director
Alexander W.F. Black	47	Director
Sean P. Dolan	41	Director

Ruben S. Martin serves as President, Chief Executive Officer and a member of the board of directors of our general partner. Mr. Martin has served in such capacities since June 2002. Mr. Martin has served as President of Martin Resource Management since 1981 and has served in various capacities within the company since 1974.   Mr. Martin holds a Bachelor of Science degree in industrial management from the University of Arkansas.  Mr. Martin was selected to serve as a director on our general partner's board of directors due to his depth of knowledge of the Partnership, including its strategies and operations, his business judgment and his position within the Partnership.

Robert D. Bondurant serves as Executive Vice President and Chief Financial Officer and a member of the board of directors of our general partner. Mr. Bondurant has served in such capacities since June 2002. Mr. Bondurant joined Martin Resource Management in 1983 as Controller and subsequently was appointed Chief Financial Officer and a member of its board of directors in 1990. Mr. Bondurant served in the audit department at Peat Marwick, Mitchell and Co. from 1980 to 1983. Mr. Bondurant holds a Bachelor of Business Administration degree in accounting from Texas A&M University and is a Certified Public Accountant, licensed in the State of Texas.

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

Chris H. Booth serves as Executive Vice President, General Counsel and Secretary of our general partner.  Mr. Booth has served as an officer of our general partner since February 2006.  Mr. Booth joined Martin Resource Management in October 2005.  Prior to joining Martin Resource Management, Mr. Booth was an attorney with the law firm of Mehaffy Weber located in Beaumont, Texas.  Mr. Booth holds a Doctor of Jurisprudence degree and a Masters of Business Administration degree with a concentration in finance from the University of Houston.  Additionally, Mr. Booth holds a Bachelor of Science degree in business management from LeTourneau University.  Mr. Booth is an attorney licensed to practice in the State of Texas.

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

James M. Collingsworth serves as a member of the board of directors of our general partner. Mr. Collingsworth has spent 41 years in all facets of the mid-stream and petrochemical industry. In 2013, Mr. Collingsworth retired from Enterprise Products Company as a Sr. Vice President of Regulated NGL Pipelines & Natural Gas Storage. Mr. Collingsworth currently serves on the board of directors of NGL Energy Partners LP, and has served on the board of directors of Texaco Canada, Dixie

Pipeline Company, Seminole Pipeline Company and the Petrochemical Feedstock Association of America. Mr. Collingsworth received a bachelor’s degree in Finance and Marketing from Northeastern State University. Mr. Collingsworth was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience. Mr. Collingsworth was appointed to the board of directors effective October 29, 2014.

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

Independence of Directors

Messrs. Massey, Collingsworth, and Kelley qualify as “independent” in accordance with the published listing requirements of NASDAQ and applicable securities laws.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us.  In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities as they may relate to us and our management.

Board Meetings and Committees

From January 1, 2014 to December 31, 2014, the board of directors of our general partner held 18 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of Alex Black, who was not in attendance at the meetings of the board of directors on the dates of June 23, 2014 and July 29, 2014, and Sean Dolan, who was not in attendance at the meeting of the board of directors on the date of October 23, 2014. Additionally, the board of directors undertook action two times during 2014 without a meeting by acting through written unanimous consent. We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at www.martinmidstream.com under the “Corporate Governance” section.  The current members of the committees, the number of meetings held by each committee from January 1, 2014 to December 31, 2014, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (5 meetings).  The members of the Conflicts Committee are: Messrs. Kelley (chairman), Massey and Collingsworth. Prior to their resignation on October 29, 2014, Messrs. Averett and Still were members of the Conflicts Committee. All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above with the exception of Hank Still, who was not in attendance at the meeting of the Conflicts Committee on the date of August 10, 2014. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest.  The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ; provided, however that a director with a family member who is a partner with a foreign affiliate in the international cooperative of our registered independent public accounting firm shall be deemed to meet such independence standards if such director meets all other independence standards of NASDAQ and the board of our general partner affirmatively determines that such family relationship will not impair such director's independent judgment as a member of the Conflicts Committee.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (4 meetings).  The members of the Audit Committee are Messrs. Massey (chairman), Collingsworth and Kelley. Prior to his resignation on October 29, 2014, Messr. Still was a member of the Audit Committee. All of the members attended all meetings of the Audit Committee for the period noted above. The primary responsibilities of the Audit Committee are to assist the board of directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.  The members of the Audit Committee of the board of directors of our general partner each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director.  C. Scott Massey is the independent director who has been determined to be an audit committee financial expert.  Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Compensation Committee (4 meetings).  The members of the Compensation Committee are Messrs. Collingsworth (chairman), Massey, and Kelley.  Prior to their resignation on October 29, 2014, Messrs. Averett and Still were members of the Compensation Committee. All of the members attended all meetings of the Compensation Committee for the period noted above.  The primary responsibility of the Compensation Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

Nominating Committee (2 meetings).  The members of the Nominating Committee are Messrs. Collingsworth (chairman), Massey, and Kelley.  Prior to their resignation on October 29, 2014, Messrs. Still and Averett were members of the Nominating Committee. All of the members attended all meetings of the Nominating Committee for the period noted above. The primary responsibility of the nominating committee is to select and recommend nominees for election to the board of directors of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2014, with the exception of a Form 4 for James M. Collingsworth related to a restricted stock award which was filed two days late.

Reimbursement of Expenses of our General Partner

Our general partner does not receive a management fee or other compensation for its management of our partnership.  However, our general partner and its affiliates are reimbursed for expenses incurred on our behalf.  All direct general and administrative expenses are charged to us as incurred.  For the years ended December 31, 2014, 2013 and 2012, we reimbursed Martin Resource Management $183.2 million, $177.1 million, and $157.8 million, respectively, for direct costs and expenses. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

Indirect general and administrative and corporate overhead costs relate to centralized corporate functions that we share with Martin Resource Management, including certain accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2014, 2013 and 2012, the Conflicts Committee approved reimbursement amounts of $12.5 million, $10.6 million and $7.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.  Please read “Item 13.  Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2014, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the “Named Executive Officers”).  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement between us and our general partner, as amended on October 1, 2012 (“Omnibus Agreement”). Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2014, 2013 and 2012, the conflicts committee of our general partner (“Conflicts Committee”) approved reimbursement amounts of $12.5 million, $10.6 million and $7.6 million, respectively, reflecting our allocable share of such expenses. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement” for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2014, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Compensation Methodology

The compensation policies and philosophy of Martin Resource Management govern the types and amount of compensation granted to each of the Named Executive Officers. The board of directors and Conflicts Committee have responsibility for evaluating and determining the reasonableness of the total amount we are charged under the Omnibus Agreement for managerial, administrative and operational support, including compensation of the Named Executive Officers, provided by Martin Resource Management.

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

The Named Executive Officers who serve on the compensation committee of Martin Resource Management play a role in setting the compensation as base salaries, discretionary annual cash awards and employee benefit awards are set by that committee.  Current members of the Martin Resource Management compensation committee are Mr. Ruben Martin, Chief Executive Officer, Mr. Robert Bondurant, Chief Financial Officer, Mr. Randall Tauscher, Chief Operating Officer, Mrs. Melanie Mathews, Vice President-Human Resources, and, until his retirement on July 8, 2014, Mr. Wesley Skelton, Chief Administrative Officer and Controller. Further, as is explained above, Mr. Martin, as Chief Executive Officer, also has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Determination of 2014 Compensation Amounts

During 2014, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 53.2% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2014.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 45% to 67%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Wesley Skelton, an Executive Vice President, Controller and Chief Administrative Officer of our general partner (Wesley Skelton retired effective July 8, 2014), Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner and Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner.  Aggregate annual base salaries of the Named Executive Officers were increased during 2014 by Martin Resource Management by 5.3%.

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

On February 24, 2015, we issued 2,400 restricted common units to each of our three independent directors under our LTIP.  These restricted common units vest in equal installments of 600 units on February 24, 2016, 2017, 2018, and 2019.

On October 29, 2014, we issued 2,000 restricted common units to a newly appointed independent director under our LTIP.  These restricted common units vest in equal installments of 500 units on October 29, 2015, 2016, 2017, and 2018.

On February 25, 2014, we issued 1,600 restricted common units to each of our four independent directors under our LTIP.  These restricted common units vest in equal installments of 400 units on February 25, 2015, 2016, 2017, and 2018.

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

Unit Options.  The LTIP currently permits the grant of options covering common units. As of March 2, 2015, we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Martin Resource Management Employee Stock Ownership Plans.

MRMC Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock profit sharing plan that covers employees who satisfy certain minimum age and service requirements (“ESOP”). Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing six years of vesting service or upon their attainment of normal retirement age, permanent disability or death during employment. Any forfeitures of non-vested accounts may be used to pay administrative expenses and restore previous forfeitures of employees rehired before incurring five consecutive breaks-in-service. Any remaining forfeitures will be allocated to the accounts of employed participants. Participants are not permitted to make contributions including rollover contributions to the ESOP.

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

Martin Resource Management Non-Qualified Option Plan.  In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2014.

Other Compensation

Martin Resource Management generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management’s properties located in Texas and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2014	$412,500	$—	$—	$412,500
	2013	$375,000	$—	$310,600	$685,600
	2012	$283,593	$—	$—	$283,593
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2014	$230,000	$—	$—	$230,000
	2013	$200,000	$—	$62,120	$262,120
	2012	$151,307	$—	$—	$151,307
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2014	$308,200	$—	$—	$308,200
	2013	$268,000	$—	$62,120	$330,120
	2012	$224,502	$—	$—	$224,502
Wesley M. Skelton, Executive Vice President, Controller and Chief Administrative Officer	2014 (1)	$71,250	$—	$—	$71,250
	2013	$136,800	$—	$7,765	$144,595
	2012	$133,380	$—	$—	$133,380
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2014	$165,240	$—	$—	$165,240
	2013	$102,000	$—	$62,120	$164,120
	2012	$94,755	$—	$—	$94,755

(1) Represents salary earned through date of retirement on July 8, 2014.
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

The following table sets forth the compensation of our board members for the period from January 1, 2014 through December 31, 2014.

Name	Fees Earned Paid in Cash	Stock Awards	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant (2)	$—	$—	$—
C. Scott Massey (1)	$65,000	$68,800	$133,800
Joe N. Averett, Jr. (1) (2)	$65,000	$68,800	$133,800
Charles H. “Hank” Still (1) (2)	$65,000	$68,800	$133,800
Byron R. Kelley (1)	$65,000	$68,800	$133,800
James M. Collingsworth (2)	$16,250	$72,520	$88,770
Alexander W.F Black	$—	$—	$—
Sean P. Dolan	$—	$—	$—

(1) On February 25, 2014, the Partnership issued 1,600 restricted common units to each of four independent directors, C. Scott Massey, Joe N. Averett, Jr., Charles H. “Hank” Still, and Byron R. Kelley, under our LTIP.  These restricted common units vest in equal installments of 400 units on February 25, 2015, 2016, 2017 and 2018, respectively.  On October 29, 2014, the Partnership issued 2,000 restricted common units to the Partnership's newly appointed independent director, James M.

Collingsworth. These restricted common units vest in equal installments of 500 units on October 29, 2015, 2016, 2017 and 2018, respectively. In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

(2) On October 29, 2014, Charles H. Still and Joe N. Averett, Jr. resigned from their positions as members of the board of directors of our general partner. Additionally, on October 29, 2014, James M. Collingsworth and Chief Financial Officer, Robert D. Bondurant, were appointed to the board of directors of our general partner.

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

Members of the Compensation Committee:

/s/ James M. Collingsworth
James M. Collingsworth, Committee Chair

/s/ Byron R. Kelley
Byron R. Kelley

/s/ C. Scott Massey
C. Scott Massey

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

The following table sets forth the beneficial ownership of our units as of March 2, 2015 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(2)
MRMC ESOP Trust(3)	6,264,532	17.7%
Martin Resource Management Corporation(4)	6,264,532	17.7%
Martin Resource, LLC(4)	4,203,823	11.9%
Martin Product Sales LLC(4)	1,171,265	3.3%
Cross Oil Refining & Marketing Inc.(4)	889,444	2.5%
Ruben S. Martin(5)	6,355,318	17.9%
Robert D. Bondurant	25,013	—%
Randall Tauscher	16,588	—%
Chris Booth	6,850	—%
Alexander W.F. Black	—	—%
Sean Dolan	—	—%
C. Scott Massey(6)(7)(8)	22,150	—%
Byron R. Kelley(7)(8)	8,000	—%
James M. Collingsworth(7)(8)	5,400	—%
All directors and executive officers as a group (11 persons)(8)	6,439,319	18.2%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The percent of class shown is less than one percent unless otherwise noted.

(3)
By virtue of its ownership of 82.36% of the outstanding common stock of Martin Resource Management Corporation (“Martin Resource Management”), the MRMC ESOP Trust (the “MRMC ESOP”) is the controlling shareholder of Martin Resource Management, and may be deemed to beneficially own the 6,264,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management.

(4)
Martin Resource Management is the owner of Martin Resource, LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC.  The 4,203,823 common units beneficially owned by Martin Resource Management through its ownership of Martin Resource, LLC have been pledged as security to a third party to secure payment for a loan made by such third party.   The 1,171,265 common units beneficially owned by Martin Resource Management through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(5)
Includes 90,786 common units owned directly by Mr. Martin, 38,000 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource Management, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management, which include 6,264,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

(6)	Mr. Massey may be deemed to be the beneficial owner of 1,250 common units held by his wife.

(7)
In February 2015, we issued 2,400 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 600 units on January 24, 2016, 2017, 2018 and 2019.

In October 2014, we issued 2,000 restricted common units to a newly appointed independent director under our long-term incentive plan. These restricted common units vest in equal installments of 500 units on October 28, 2015, 2016, 2017 and 2018.

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

Martin Resource Management owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 17.7% of our outstanding common limited partner units as of March 2, 2015.  The table below sets forth information as of March 2, 2015 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	183,815.55	82.57%
Martin ESOP Trust (3)	38,799.94	17.43%
Robert D. Bondurant (3)	38,799.94	17.43%
Randall Tauscher (3)	38,799.94	17.43%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 183,815.55 shares of common stock of Martin Resource Management. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management. Of the common stock held by the MRMC ESOP, 95,194 shares of common stock are allocated to participant accounts, and 88,622 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 38,800 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 38,800 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	—	$—	617,250
Total	—	$—	617,250

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see “Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan”.

In October 2014, we issued 2,000 restricted common units to a newly appointed independent director under our long-term incentive plan.  These restricted common units vest in equal installments of 500 units on October 28, 2015, 2016, 2017 and 2018, respectively.

In May 2014, we issued 500 restricted common units to a certain Martin Resource Management employee under its long-term incentive plan.  These units vest will vest in May 2017.

In February 2014, we issued 6,400 restricted common units to independent directors under our long-term incentive plan purchased by us in the open market for $277.  These restricted common units vest in equal installments of 400 units on January 24, 2015, 2016, 2017 and 2018, respectively.

In October 2013, we issued 750 restricted common units to a certain Martin Resource Management employee under its long-term incentive plan.  These units vest in October 2016.

In April 2013, we issued 6,000 restricted common units to independent directors under our long-term incentive plan purchased by us in the open market for $250.  These restricted common units vest in equal installments of 375 units on January 24, 2014, 2015, 2016 and 2017, respectively.

In January 2013, we issued 57,750 restricted common units to certain Martin Resource Management employees under its long-term incentive plan.  These units vest in January 2016.

In April 2012, we issued 6,250 restricted common units to independent directors under our long-term incentive plan purchased by us in the open market for $222.  These restricted common units vest in equal installments of 312.5 units on January 24, 2013, 2014, 2015 and 2016, respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management owns 6,264,532 of our common limited partnership units representing approximately 17.7% of our outstanding common limited partnership units as of March 2, 2015.  Martin Resource Management controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2.0% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management’s ownership of approximately 17.7% of our outstanding common limited partnership units effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Formation Stage
The consideration received by our general partner and Martin Resource Management for the transfer of assets to us
•    4,253,362 subordinated units  (All of the original 4,253,362 subordinated units issued to Martin Resource Management have been converted into common units on a one-for-one basis since the formation of the Partnership.  850,672 subordinated units were converted on each of November 14, 2005, 2006, 2007 and 2008, respectively, and 850,674 subordinated units were converted on November 14, 2009)

• 2.0% general partner interest; and • the incentive distribution rights.
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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $1.4 million on its 2.0% general partner interest.

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
•distributing NGLs; and
•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;

•any business operated by Martin Resource Management, including the following:

◦providing land transportation of various liquids,

◦distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

◦	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Mississippi and Texas,

◦	operating a crude oil gathering business in Stephens, Arkansas,

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas,

◦	providing crude oil marketing and transportation form the well head to the end market;

◦	operating an environmental consulting company,

◦operating an engineering services company,

◦supplying employees and services for the operation of the Partnership's business,

◦operating a natural gas optimization business, and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2014, 2013 and 2012, the Conflicts Committee approved and we reimbursed Martin Resource Management of $12.5 million, $10.6 million and $7.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2015, we entered into a new terminalling services agreement under which we provide terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services which was dated October 27, 2004 and consolidated it with the (i) terminalling services agreement entered into in connection with the Talen’s Marine & Fuel, LLC acquisition and (ii) terminalling services agreement entered into in connection with the acquisition of L&L Holdings LLC into a single agreement. The minimum throughput requirements of the three superseded agreements were aggregated in the new agreement. The per gallon throughput fee we charge under this agreement may be adjusted annually based on a price index.

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

Marine Agreements

Marine Transportation Agreement. We are a party to a marine transportation agreement effective January 1, 2006, as amended, under which we provide marine transportation services to Martin Resource Management on a spot-contract basis at applicable market rates.  Effective each January 1, this agreement automatically renews for consecutive one-year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then- applicable term. The fees we charge Martin Resource Management are based on applicable market rates.

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

Other Agreements

 Cross Tolling Agreement. We are a party to an amended and restated tolling agreement with Cross dated October 28, 2014 under which we process crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031. Under this tolling agreement, Martin Resource Management agreed to refine a minimum of 6,500 barrels per day of crude oil at the refinery at a fixed price per barrel.  Any additional barrels are refined at a modified price per barrel.  In addition, Martin Resource Management agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, every three years, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

Other Related Party Transactions

Related Party Note Receivable

During March 2013, we acquired 100% of the preferred interests in Martin Energy Trading, LLC ("MET"), for $15.0 million. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15.0 million note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. Interest income for the year ended December 31, 2014 was $0.8 million.

2014 Public Offerings

In conjunction with public offerings, our general partner contributed $7.0 million in order to maintain its 2.0% general partner interest in us.

Transfers of Assets Between Entities Under Common Control

Natural Gas Liquids ("NGL") Storage Assets. On May 31, 2014, we acquired certain NGL storage assets located in Arcadia, Louisiana, from Martin Resource Management for $7.4 million. The excess carrying value of the assets over the purchase price paid by Martin Resource Management at the sales date was $4.9 million and was recorded as an adjustment to partners' capital.

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

Miscellaneous

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2014 and 2013.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2014		2013
Audit fees	$1,612,141	(1)	$961,000	(1)
Audit related fees	—		—
Audit and audit related fees	1,612,141		961,000
Tax fees	218,110	(2)	147,325	(2)
All other fees	—		—
Total fees	$1,830,251		$1,108,325

(1)
2014 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions. 2013 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2014 and December 31, 2013 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Capital for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

(2)
Financial Statements of Cardinal Gas Storage Partners for the period January 1, 2014 to August 29, 2014 and years ended December 31, 2013 and 2012, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

(b)    Exhibits

Reference is made to the Index to Exhibits beginning on page 137 for a list of all exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 2, 2015                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March, 2015.

Signature	Title

/s/ Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)
Ruben S. Martin

/s/ Robert D. Bondurant	Executive Vice President, Director, and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer, Principal Accounting Officer)
Robert D. Bondurant

/s/ Alexander W.F. Black	Director of Martin Midstream GP LLC
Alexander W.F. Black

/s/ James M. Collingsworth	Director of Martin Midstream GP LLC
James M. Collingsworth

/s/ Sean P. Dolan	Director of Martin Midstream GP LLC
Sean P. Dolan

/s/ Byron R. Kelley	Director of Martin Midstream GP LLC
Byron R. Kelley

/s/ C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.11
Certificate of Formation of Arcadia Gas Storage, LLC, dated June 26, 2006 (filed as Exhibit 3.11 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.12
Company Agreement of Arcadia Gas Storage, LLC, dated December 27, 2006 (filed as Exhibit 3.12 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.13
Amendment to the Company Agreement of Arcadia Gas Storage, LLC, dated September 5, 2014 (filed as Exhibit 3.13 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.14
Certificate of Formation of Cadeville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.14 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.15
Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.15 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.16
First Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated April 16, 2012 (filed as Exhibit 3.16 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.17
Second Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated September 5, 2014 (filed as Exhibit 3.17 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.18
Certificate of Formation of Monroe Gas Storage Company, LLC, dated June 14, 2006 (filed as Exhibit 3.18 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.19
Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated May 31, 2011 (filed as Exhibit 3.19 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.20
First Amendment to the Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated September 5, 2014 (filed as Exhibit 3.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.21
Certificate of Formation of Perryville Gas Storage LLC, dated May 23, 2008.(filed as Exhibit 3.21 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.22
Limited Liability Company Agreement of Perryville Gas Storage LLC, dated June 16, 2008 (filed as Exhibit 3.22 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.23
First Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated April 14, 2010 (filed as Exhibit 3.23 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.24
Second Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated September 5, 2014 (filed as Exhibit 3.24 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.25
Certificate of Formation of Cardinal Gas Storage Partners LLC, dated April 2, 2008 (filed as Exhibit 3.25 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.26
Third Amended and Restated Limited Liability Company Agreement of Cardinal Gas Storage Partners LLC (F/K/A Redbird Gas Storage LLC) dated October 27, 2014 (filed as Exhibit 3.26 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

3.27*	Certificate of Formation of Redbird Gas Storage LLC, dated May 24, 2011.
3.28
Second Amended and Restated LLC Agreement of Redbird Gas Storage LLC, dated as of October 2, 2012. (filed as Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

3.29
Certificate of Merger of Cardinal Gas Storage Partners LLC with and into Redbird Gas Storage LLC, dated October 27, 2014 (filed as Exhibit 3.27 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

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

4.4
Second Supplemental Indenture, to the Indenture dated February 11, 2013 dated September 30, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as Exhibit 4.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014 and incorporated herein by reference).

4.5
Third Supplemental Indenture, to the Indenture dated February 11, 2013 dated October 27, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as Exhibit 4.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014 and incorporated herein by reference).

10.1
Third Amended and Restated Credit Agreement, dated March 28, 2013, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed April 3, 2013 and incorporated herein by reference).

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of July 12, 2013, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed May 5, 2014 and incorporated herein by reference).

10.3
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 5, 2014, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K/A (SEC File No. 000-50056), filed May 6, 2014 and incorporated herein by reference)

10.4
Third Amendment to Third Amended and Restated Credit Agreement, dated June 27, 2014, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed July 1, 2014, and incorporated herein by reference).

10.5
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

10.7
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.8
Motor Carrier Agreement, dated January 1, 2006, by and between the Operating Partnership and Martin Transport, Inc. (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.9
Membership Interests Purchase Agreement, dated August 10, 2014, by and among Energy Capital Partners and its affiliated funds and Redbird Gas Storage LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed August 12, 2014, and incorporated herein by reference).

10.10
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.11
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.12
Product Storage Agreement, dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.13
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

10.15†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
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

10.19(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.20†
Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective July 1, 2006, (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-140152), filed January 23, 2007, and incorporated herein by reference).

10.21
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.22
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.23
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

10.25
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.26*	Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC.
10.27*	Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Financial Statement Schedule
Pursuant to Item 15(a)(2)

Cardinal Gas Storage Partners, LLC
and Subsidiaries
Consolidated Financial Statements
The period January 1, 2014 through August 29, 2014 (unaudited)
and the years ended December 31, 2013 and 2012

1

Cardinal Gas Storage Partners, LLC and Subsidiaries
Table of Contents
August 29, 2014, December 31, 2013 and 2012

Independent Auditor’s Report

To the Members of Cardinal Gas Storage Partners LLC

We have audited the accompanying consolidated financial statements of Cardinal Gas Storage Partners LLC and its subsidiaries, which comprise the consolidated statements of financial position as of December 31, 2013 and 2012, and the related consolidated statements of operations, of members’ capital and of cash flows for each of the three years in the period ended December 31, 2013.

Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Gas Storage Partners LLC and its subsidiaries at December 31, 2013 and 2012, and the results of their operations, their comprehensive income, and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/PricewaterhouseCoopers LLP
March 28, 2014

PricewaterhouseCoopers LLP, 1201 Louisiana, Suite 2900, Houston, TX 77002-5678
T: (713) 356 4000, F: (713) 356 4717, www.pwc.com/us

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Financial Position
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,178	$7,260
Restricted cash	17,566	14,892
Accounts receivable, net	3,901	4,193
Value of derivative instruments, current	809	—
Prepaid expenses and other current assets	1,496	1,384
Total current assets	26,950	27,729
Property, plant and equipment, net	611,769	622,794
Debt issuance costs, net	6,735	8,003
Value of derivative instruments	17	1,562
Intangible assets, net	783	1,420
Other assets	118	308
Total assets	$646,372	$661,816
Liabilities and Members' Capital
Current liabilities
Accounts payable and accrued liabilities	$6,714	$6,372
Current portion of long term debt	12,420	12,420
Total current liabilities	19,134	18,792
Long term debt	269,666	295,261
Other long term liabilities	595	1,179
Total liabilities	289,395	315,232
Commitments and contingencies (Note 4)
Members' capital	356,977	346,584
Total liabilities and members' capital	$646,372	$661,816

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Operations
Period Ended August 29, 2014 (unaudited) and Years Ended December 31, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Revenues
Firm capacity revenues	$41,290	$47,427	$29,962
Hub services revenues	3,117	2,449	905
Fuel charges	2,081	2,659	628
Professional service fees	—	227	504
Total revenues	46,488	52,762	31,999
Expenses
Operating expenses	18,267	14,285	8,701
Depreciation and amortization	12,038	18,752	14,346
General and administrative	3,109	7,998	3,634
Impairment losses	—	129,384	580
Loss on abandoned project	—	—	1,259
Loss (gain) on sale/disposal of assets	2,274	921	(1)
Loss (gain) on natural gas sold	111	20	(211)
Total expenses	35,799	171,360	28,308
Income (loss) from operations	10,689	(118,598)	3,691
Other income (expense)
Gain (loss) on derivative instruments	(745)	110	(4,735)
Royalty income	9	—	—
Interest income	1	3	3
Interest expense	(8,043)	(9,798)	(4,910)
Total other expense	(8,778)	(9,685)	(9,642)
Net income (loss)	$1,911	$(128,283)	$(5,951)

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Members' Capital
Period Ended August 29, 2014 (unaudited) and Years Ended December 31, 2013 and 2012
(Dollars in thousands)

	ECP	Redbird	Total

Members' capital at December 31, 2011	$336,403	$86,532	$422,935
Contributions	27,299	30,280	57,579
Distributions	(9,076)	(8,190)	(17,266)
Net loss	(2,820)	(3,131)	(5,951)
Members' capital at December 31, 2012	351,806	105,491	457,297
Contributions	5,887	15,878	21,765
Distributions	(2,456)	(1,739)	(4,195)
Net loss	(74,089)	(54,194)	(128,283)
Members' capital at December 31, 2013	281,148	65,436	346,584
Contributions	5,635	3,385	9,020
Distributions	(313)	(225)	(538)
Net income	1,009	902	1,911
Members' capital at August 29, 2014	$287,479	$69,498	$356,977

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Period Ended August 29, 2014 (unaudited) and Years Ended December 31, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,911	$(128,283)	$(5,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on derivative instruments	745	(110)	4,735
Depreciation and amortization expense	12,038	18,752	14,346
Amortization of debt issuance cost	1,268	1,901	1,639
Impairment losses	—	129,384	580
Loss on abandoned project	—	—	1,259
Loss on disposal of assets	2,274	921	—
Provision for (recovery of) doubtful accounts	—	2	(16)
Changes in operating assets and liabilities:
Accounts receivable	292	(2,744)	5,532
Prepaid expenses and other current assets	(112)	(1,057)	76
Other noncurrent assets	190	(308)	—
Accounts payable and accrued liabilities	1,286	2,052	(6,106)
Deferred revenue	—	—	(17)
Other noncurrent liabilities	(585)	1,179	—
Net cash provided by operating activities	19,307	21,689	16,077
Cash flows from investing activities:
Settlement of derivative instrument	—	160	(2,459)
Derivative instrument	(8)	—	(3,591)
Acquisition of a business and related adjustments	—	—	316
Capital expenditures	(3,981)	(131,857)	(131,873)
Proceeds from sale of fixed asset	385	4,897	—
Restricted cash	(2,674)	(2,128)	(2,026)
Net cash used in investing activities	(6,278)	(128,928)	(139,633)
Cash flows from financing activities:
Proceeds from long term debt	—	118,117	102,695
Repayment of debt	(25,593)	(25,316)	(11,729)
Cash paid for financing costs	—	—	(5,071)
Contributions from members	9,020	21,765	57,579
Distributions to members	(538)	(4,195)	(17,266)
Net cash provided by (used in) financing activities	(17,111)	110,371	126,208
Net increase (decrease) in cash and cash equivalents	(4,082)	3,132	2,652
Beginning of year	7,260	4,128	1,476
End of year	$3,178	$7,260	$4,128
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$5,834	$7,086	$3,976
Noncash investing activities:
Change in capital expenditures included in accounts payable and accrued liabilities	(945)	(17,567)	14,389

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

1. Business Description, Formation of Company and Acquisitions

Cardinal Gas Storage Partners LLC (the “Company”) was formed on May 1, 2008, as a Delaware limited liability company with Energy Capital Partners (“ECP”) and Martin Resource Management Corporation (“MRMC”) as the two members. In April 2011, Redbird Gas Storage LLC (“Redbird”) was formed as a joint venture between MRMC and Martin Midstream Partners (“MMLP”). In October 2012, MMLP acquired the MRMC interest in Redbird. As a result of this transaction, Redbird became a wholly owned subsidiary of MMLP. As of August 29, 2014, ECP had a 57.8% ownership and Redbird had a 42.2% ownership in the Company.

The Company focuses on the development, construction, operation, and management of natural gas storage facilities.
The Company has four natural gas storage facilities in operation. Arcadia Gas Storage LLC (“Arcadia”), located in Bienville Parish, Louisiana is in service with approximately 17.5 bcf of working gas storage capacity. Monroe Gas Storage LLC (“Monroe”), located in Monroe County, Mississippi, is in operation with a current working gas capacity of approximately 7.0 bcf. Cadeville Gas Storage LLC (“Cadeville”), located in Ouachita Parish, Louisiana was placed into operation during 2013 with working gas capacity of 17.0 bcf. Perryville Gas Storage LLC (“Perryville”), located in Franklin Parish, Louisiana was placed into operation during 2013 with working gas capacity of 8.7 bcf. These facilities provide producers, end users, local distribution companies, pipelines and energy marketers with high deliverability storage services and hub services.

The Company maintains two classes of member units, Category A units and Category B units. Category B Unit holders do not receive loss allocations; however, they do participate in income resulting from certain triggering events, including the sale of assets or the sale of the Company. The Board approved 7% to be allocated as Category B units; however, due to departed employees during 2012 and 2013, only 6.46% is currently outstanding as of August 29, 2014. Income is allocated first to Category A members until certain conditions are met; thereafter, 93.54% and 6.46% to Category A and Category B members, respectively.

Under the LLC agreement, each Category A member appoints two managers to the Board. If either member fails to hold a 30%-interest in the Company, one manager position would be transferred to the other member.
The wholly owned subsidiaries of the Company are Arcadia Gas Storage Holding LLC, Cadeville Gas Storage Holding LLC, Perryville Gas Storage Holding LLC, MGS Holding LLC, and International Gas Consulting LLC.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and the subsidiaries on a consolidated basis. All intercompany transactions have been eliminated.

Management’s Estimates and Assumptions

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates.

Subsequent Events

The Company has performed an evaluation of subsequent events through March 2, 2015, which is the date the financial statements were made available for issuance.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

Restricted Cash

At August 29, 2014, the Company held $17.6 million in restricted cash for the primary purpose of making future principal reduction payments under the terms of a loan agreement. At December 31, 2013, the Company held $14.9 million in restricted cash of which $11.5 million of this balance was restricted under the terms of a loan agreement for the primary purpose of making future principal reduction payments, $2.7 million was restricted for the purpose of funding development costs, and $0.7 million was restricted for distributions to members under the terms of the partnership agreement. The 2013 distribution was made to Redbird on January 31, 2014. The ECP distribution was held to offset future contributions and is reflected within accrued liabilities as of December 31, 2013.

Accounts Receivable and Bad Debt

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of August 29, 2014 and December 31, 2013, all receivables were considered collectible and no allowance for doubtful accounts was recorded.

Inventory

Inventory consists of natural gas received as a result of fuel revenue and certain balancing agreements and is stated at the lower of weighted average cost or market. The inventory balance as of August 29, 2014 and December 31, 2013 is reflected within other current assets on the statements of financial position.

Revenue Recognition

The Company provides various types of natural gas storage services to customers. Revenues from these services are classified as firm capacity revenue, hub services revenue, and fuel charges. In addition, the Company provided consulting services for natural gas storage projects. Revenues from these consulting services are classified as professional service fees.

Firm capacity revenues consist of firm storage reservation revenues which are contractually obligated monthly capacity reservation fees. These fees are paid to the Company and recognized in revenue over the term of the contract regardless of the actual storage capacity utilized.

Hub service revenue consist of fees from (i) “interruptible” storage services pursuant to which customers receive only limited assurance regarding the availability of capacity in the Company’s storage facilities and pay fees based on actual utilization of assets, (ii) “park and loan” services, (iii) “wheeling and balancing” services pursuant to which customers pay fees for the right to move a volume of gas through our facilities from an interconnection point to another and true up their deliveries of gas to, or takeaways of gas from, our facilities, and (iv) firm storage cycling revenues for the use of injection and withdrawal services based on the volume of natural gas nominated for injection and/or withdrawal. The interruptible fees are recognized in revenue over the term of the contract. The park and loan, wheeling and balancing and firm cycling fees are recognized in revenue in the period the volumes are nominated. A portion of our revenues related to these activities may include fuel collections.

Fuel charges consist of the small portion of a customer’s natural gas nominated for injection retained by the Company as compensation for fuel use. These fees are reflected as revenue when received. Any excess fuel collected is carried as inventory until sold.

Professional service fees consist of consulting services and are recognized as the services are performed.

Property and Equipment

Property and equipment are recorded at cost. The costs of major renewals and betterments are capitalized; repair and maintenance costs are expensed as incurred. The Company capitalizes interest related to the debt facility used for funding development as well as certain general and administrative costs associated with employees that are deemed to be dedicated to capitalized projects in process. When assets are sold or retired, the cost and related accumulated

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

depreciation are removed from the appropriate accounts, and the resulting gain or loss is included in current operations. Leasehold improvements are capitalized and amortized over the lesser of their estimated useful lives or the applicable lease term.

Depreciation of property and equipment is provided over the estimated useful lives of the property as follows:

Straight Line
Storage, surface and pipeline facilities	20 to 50-year
Office equipment	5 to 7-year
Automobiles	5-year
Impairment of Long-lived Assets

The Company ensures its long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine whether a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated market value.
During the winter of 2013 and early 2014, the Company determined that the Monroe facility was not able to perform at the previously calculated 9 bcf of working gas capacity. The facility was determined to have working gas capacity of 7 bcf. Based on the asset’s capability, an impairment of the Monroe fixed assets was calculated using a discounted cash flow model and recorded in the amount of $129.4 million in 2013 on the consolidated statements of operations.

Debt Issuance Costs

Costs incurred for debt borrowings are capitalized and amortized over the life of the associated debt utilizing the effective interest rate method. When debt is retired before its scheduled maturity date, any remaining transaction-related costs associated with that debt are expensed. Total amortization for the period ended August 29, 2014 was approximately $1.3 million. Total amortization for the years ended December 31, 2013 and 2012 was approximately $1.9 million and $1.6 million, of which approximately $0.6 million and $1.1 million were capitalized during the period of construction, respectively. No amortization was capitalized in 2014.

Income Taxes

The Company’s taxable income (loss) is reported on the respective income tax returns of its members. With respect to a franchise or income tax imposed by a state or local municipality, these taxes are accounted for under the asset and liability method.

The amount of Texas margin tax for the period ended August 29, 2014 and years ended December 31, 2013 and 2012 was immaterial. No Louisiana franchise tax was due for any of these periods.

Derivative Instruments and Hedging Activities

The Company records its derivative instruments on the balance sheet as an asset or liability measured at fair value and changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If a derivative qualifies for hedge accounting, changes in the fair value can be offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

Derivative instruments not designated as hedges are marked-to-market with all market value adjustments recorded in the consolidated statements of operations. As of August 29, 2014, the Company has not elected hedge accounting for any of its derivative instruments. Fair value changes for these derivative instruments have been recorded in the consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, long-term debt and derivative instruments. Management considers the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The carrying value of outstanding amounts under the revolving credit facility and term debt approximate fair value due to the floating interest rate. Derivative instruments are recorded at fair value in the accompanying statements of financial position.

The authoritative guidance related to fair value defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

Level 1    Inputs utilize quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs utilize data points other than quoted prices included in Level 1 that are observable such as quoted prices, interest rates and yield curves.

Level 3	Inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The Company performed an analysis on its derivative instruments and recorded a net asset related to its derivative instruments of approximately $0.8 million and $1.6 million at August 29, 2014 and December 31, 2013, respectively, within Level 2 of the fair value hierarchy. Refer to Note 9 for more information on these instruments.

The Company does not have any assets or liabilities classified within Level 3 of the fair value hierarchy. The carrying amounts reflected in the statements of financial position for other current assets and accrued expenses approximate fair value due to their short-term maturities.

Asset Retirement Obligations and Environmental Liabilities

GAAP guidance establishes accounting requirements for retirement obligations associated with tangible long-lived assets including (i) the timing of the liability recognition, (ii) initial measurement of the liability, (iii) allocation of asset retirement cost to expense, (iv) subsequent measurement of the liability and (v) financial statement disclosures. GAAP guidance also requires that the cost for asset retirement should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company assets have contractual or regulatory obligations to perform remediation when the assets are abandoned. These assets, with regular maintenance, will continue to be in service for many years to come. It is not possible to predict when demands for our services will cease and we do not believe that such demand will cease for the foreseeable future. Accordingly, the Company believes the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, the Company cannot reasonably estimate the fair value of the associated asset retirement obligation. The Company will record an asset retirement obligation in the period in which sufficient information becomes available for us to reasonably determine the settlement date.

The Company’s policy is to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

The Company has not identified any environmental remediation obligations as of August 29, 2014.

Pad Gas Lease

The Company has a lease agreement with Credit Suisse executed on June 12, 2009 for the lease of 3.6 bcf of natural gas to use as pad gas for the storage facility at Monroe. The lease agreement expires on January 1, 2015. The Company is required to begin returning the natural gas to Credit Suisse upon expiration of the lease and to have all 3.6 bcf of the leased gas returned by the end of February 2015.

Share-Based Payments

The Company recognizes compensation expense for all stock-based compensation based on the fair value of the awards granted, net of estimated forfeitures, at the date of grant. The Company maintained one class of membership interests that were granted to employees of the Company. Category B membership interests, totaling 7.0% of the total membership interests, were granted to employees in various dates in 2008, 2009, and 2010. However, due to departed employees during 2012 and 2013, only 6.46% is held by Category B Unit holders as of August 29, 2014. Category B membership interests vest over an average service period of four years. Prior to Category B membership interests receiving profit allocations or equity distributions, certain future triggering events must occur. No compensation expense has been recorded as the category B membership interests have an initial threshold value of $0.

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of the Company’s debt. The Company capitalized $2.7 million and $3.5 million during the years ended December 31, 2013 and 2012, respectively. No interest was capitalized in the period ended August 29, 2014.

3. Property, Plant and Equipment

A summary of property, plant and equipment as of August 29, 2014 and December 31, 2013 is as follows:

	2014	2013
Operating plant	$604,030	$609,699
Construction in progress	25,421	19,536
Base gas	32,457	32,457
Land	3,315	3,315
Office equipment	910	861
Automobiles	673	620
	666,806	666,488
Accumulated depreciation	(55,037)	(43,694)
	$611,769	$622,794
Depreciation expense for the period ended August 29, 2014 and years ended December 31, 2013 and 2012 was $11.4 million, $16.9 million and $11.1 million, respectively.

On April 1, 2013, Arcadia sold 1.22 bcf of base gas for $4.9 million, reducing the total base gas from 2.22 bcf to 1.0 bcf. This sale was made in order to reduce the amount of capital invested in base gas through entering into a low-turn storage agreement with Cadeville. The historical cost of the nondepreciable base gas asset was $5.8 million, resulting in a loss on the sale of assets of $0.9 million.

In February 2014, Perryville incurred damage to its first cavern hanging string, an uncemented 8-5/8” tubing string set near the bottom of the cavern that allows for fresh water injection and withdrawal through the tubing. Because this restricts access to the cavern and could cause operational issues in the future, measures were taken to cut and dispose of the damaged string, replacing it with new materials. The total loss on disposal for this damaged hanging string was $2.5 million.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

In March 2014, it was discovered that Arcadia incurred damage to the hanging string in the second cavern. The hanging string was cut and disposed but was not replaced. The total loss on disposal for this damaged hanging string was $0.1 million.

In May 2013, Monroe entered into an agreement to construct an interconnect for Atmos Energy Corporation. This uni-directional interconnect pipeline would be fully funded by Atmos, a firm storage customer at Monroe. Construction was completed and the asset placed in operation in March 2014. The total cost of the interconnect was $0.4 million and is included in long term assets in the consolidated statement of financial position and as a gain on investment in the consolidated statement of operations.

4. Commitments and Contingencies

Leases

The Company has noncancelable operating leases for office space and office equipment. Rental payments for the period ended August 29, 2014 and each of the years ended December 31, 2013 and 2012 was $0.5 million.
Future minimum noncancelable lease payments by year as of August 29, 2014, are as follows:

2014	$171
2015	227
2016	55
2017	28
2018	29
Thereafter	50
Total commitments	$560

Litigation

The Company may be subject to claims and litigation arising in the normal course of its business. The Company believes that any current or potential claims or proceedings arising in the normal course of its business will not have a material, adverse effect on its financial position, results of operations or cash flows.

5. Intangible Assets

In connection with the Monroe acquisition in 2011, the Company acquired certain intangible assets. A summary of intangible assets as of August 29, 2014 and December 31, 2013 is as follows:

	Estimated Lives	2014	2013
Pad Gas Lease	4 years	$3,388	$3,388
Ad Valorem Tax Contract	8 years	1,611	1,611
Gas Storage Contracts	1 to 2 years	4,351	4,351
FERC Permit	50 years	500	500
		9,850	9,850
Accumulated amortization		(9,067)	(8,430)
		$783	$1,420

Amortization expense for intangible assets was $0.6 million, $1.8 million and $3.2 million for the period ended August 29, 2014, and years ended December 31, 2013 and 2012, respectively. The estimated future aggregate amortization

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

expense of intangible assets as of August 29, 2014, is set forth below:

2014	$319
2015	10
2016	10
2017	10
2018	10
Thereafter	424
$783
6. Concentrations

Concentration of Credit Risk

As of August 29, 2014, the Company had cash deposits with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management believes that any credit risk associated with excess deposits in these financial institutions is minimal.

The Company’s principal customers for natural gas storage are natural gas pipeline and natural gas marketing companies. These concentrations of customers may affect the Company’s overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory, or other factors. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, obtains additional financial assurance where possible through guarantees and letters of credit, establishes credit limits, and monitors the appropriateness of those limits on an ongoing basis.

Gas Storage Inventory

At August 29, 2014 and December 31, 2013, the value of gas storage inventory held for others was approximately $110.8 million and $192.9 million, respectively. This balance represents the volume of stored natural gas valued at August 29, 2104 and December 31, 2013, respectively, utilizing the closing prices of various published delivery points. Because the Company does not take title to the gas, the Company’s gas storage inventory and park transactions are not recorded in the consolidated statements of financial position.

Significant Customers

Significant customers are those that individually account for more than 10% of the Company’s consolidated revenues or accounts receivables. For the period ended August 29, 2014, three customers accounted for approximately 30%, 25% and 12% of the Company’s total revenues. At August 29, 2014, four customers accounted for approximately 42%, 14%, 12% and 12% of the Company’s accounts receivable. For the year ended December 31, 2013, four customers accounted for approximately 26%, 16%, 14% and 12% of the Company’s total revenues. At December 31, 2013, four customers accounted for approximately 41%, 14%, 11% and 11% of the Company’s accounts receivable. For the year ended December 31, 2012, four customers accounted for approximately 24%, 16%, 15%, and 12% of the Company’s total revenues.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

8. Long Term Debt

A summary of long term debt at August 29, 2014 and December 31, 2013 is as follows:

	2014	2013
Construction loan - Arcadia	$63,816	$69,641
Base gas revolver - Arcadia	13,747	13,747
Construction loan - Perryville	90,360	100,079
Base gas revolver - Perryville	15,575	15,575
Construction loan - Cadeville	98,588	108,639
	282,086	307,681
Less: Current portion	(12,420)	(12,420)
	$269,666	$295,261

On June 30, 2008, Arcadia entered into a $118 million multibank nonrecourse construction and term loan agreement comprised of a $92.5 million construction loan and $25.5 million base gas revolver (“Arcadia facility”). The Arcadia facility matures in 2016. The base gas loan is interest only. The construction loan converted to a five-year term note upon substantial completion of the construction in September 2011. Arcadia began making principal payments on the term loan in 2012. The credit facilities are collateralized with a perfected first priority security interest in the Arcadia assets.

Prior to conversion, the interest rate on the Arcadia construction loan was based on LIBOR, plus 3.25%, set on the date of each advance. Upon conversion to a term loan in September 2011, the interest rate was based on LIBOR, plus 3.00%, set on the date of each advance. Upon the second anniversary of the conversion date, which occurred in September 2013, the interest rate was based on LIBOR, plus 3.25%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 3.41%.

The interest rate on the base gas revolver fluctuates based on LIBOR, plus 3.25%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 3.41%.

On May 12, 2010, Perryville entered into a $125 million multibank construction and term loan agreement comprised of a $105 million construction loan and $20 million base gas revolver (“Perryville facility”). The Perryville facility matures in 2018. The base gas loan is interest only. Upon conversion to a term loan at substantial completion in July 2013, the interest rate on the loan was based on LIBOR, plus 3.50%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 3.66%. The credit facilities are collateralized with a perfected first security interest in the Perryville assets.

In May 2010, Perryville entered into interest rate caps effectively capping LIBOR to 4.0% through 2014 and 6.0% thereafter through 2015. The notional amount changes on a stated monthly basis starting in October 2011 and expires in December 2015. The maximum notional amount is $125 million.

On April 19, 2012, Cadeville entered into a construction and term loan agreement for an aggregate principal amount up to $115 million (“Cadeville facility”). The Cadeville facility matures in 2018. Upon conversion to a term loan at substantial completion in July 2013, the interest rate was based on LIBOR, plus 2.75%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 2.91%.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

Maturities of long term debt are as follows as of August 29, 2014:

2014	$6,210
2015	12,420
2016	80,734
2017	8,721
2018	174,001
Thereafter	—
$282,086
9. Derivative Instruments

The Company enters into derivative contracts such as cash flow swaps and call options in an effort to reduce commodity price risk and interest rate fluctuations. Cash flow swaps exchange a variable price for a fixed price, while a call option places a limit on the commodity price of a future purchase or the interest rate applied to debt.
The components of gain (loss) on derivative instruments for the period ended August 29, 2014 and the years ended December 31, 2013 and 2012 are as follows:

	2014	2013	2012
Interest rate	$(47)	$691	$(245)
Natural gas	(698)	(581)	(4,490)
Gain (loss) on derivative instruments	$(745)	$110	$(4,735)

A summary of derivative instruments at August 29, 2014 and December 31, 2013 is as follows:

Transaction Type	Settlement Date	Pricing Terms	Quantity	2014	2013

Natural gas call option	2,345,498 MMBTU on January 31, 2015; 1,286,242 MMBTU on February 15, 2015	Fixed price of $4.50/MMBTU settled against Henry Hub Natural Gas Index	3,631,740 MMBTU	$809	$—

Current assets fair value of derivatives				809	—

Natural gas call option	2,345,498 MMBTU on January 31, 2015; 1,286,242 MMBTU on February 15, 2015	Fixed price of $4.50/MMBTU settled against Henry Hub Natural Gas Index	3,631,740 MMBTU	—	1,507

Interest rate cap	$115 million on December 31, 2015	Fixed rate of 2.00% settled against LIBOR, quarterly LIBOR resets	$115 million	17	52

Interest rate cap	$125 million on December 31, 2015	Cap rate of 4.00% settled monthly through 2014, and Cap rate of 6.00% for 2015	$125 million	—	3

Non-current assets fair value of derivatives				17	1,562

Net fair value of derivatives				$826	$1,562
In December 2010, Arcadia entered into an interest rate swap fixing LIBOR at 1.46% for $35 million notional, accreting by $25 million at December 31, 2011, which settled at $60 million notional at December 31, 2013. In February 2014,

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

Arcadia paid $8,000 to enter into an interest rate cap for $35 million notional effectively capping LIBOR at 1.00%. The interest rate cap is classified in value of derivative instruments on the consolidated statement of financial position. The cash payment is reflected in the consolidated statements of cash flows, and the change in value of the cap is reflected on the consolidated statements of operations.
On April 19, 2012, Cadeville entered into an interest rate cap agreement effectively capping LIBOR at 2.00% for 100% of the projected outstanding notional under the construction facility. The notional amount changes on a stated monthly basis starting in April 2012 and expires in April 2016. The maximum notional amount is $115 million.
In January 2012, the Company sold natural gas call options for a gain of $0.1 million. These call options had a strike price of $5.00 per mmbtu, a notional quantity of 3,000,000 mmtbu and were scheduled to settle in three equal increments of 1,000,000 mmbtu in March 2014, April 2014, and May 2014. The Company received a cash payment of $0.8 million resulting from this sale which is reflected in the consolidated statements of cash flows. The change in value of the call options is reflected on the consolidated statements of operations.
In July 2011, Perryville sold call options entered into in May 2010 with a strike price of $6.00 and a notional quantity of 4,000,000 mmbtu and purchased call options with a strike price of $5.00 and a notional quantity of 2,500,000 mmbtu. Perryville made a cash payment of $0.6 million for this transaction. These swaps settled in April and May 2013. The change in value of the call options is reflected on the consolidated statements of operations.

On April 19, 2012, Cadeville entered into natural gas call options, settled monthly at the Columbia Gulf Mainline, with a strike price of $4.00 per mmbtu and a notional quantity of 4,000,000 mmbtu. The call options settled in three equal installments of 1,333,333 mmbtu in March, April, and May 2013. The change in value is reflected in derivative instruments on the consolidated statements of operations.
On June 1, 2012, Monroe entered into natural gas call options, settled monthly against Henry Hub, with a strike price of $4.50 per mmbtu and a notional quantity of 3,631,740 mmbtu. These call options settled in two increments of 2,345,498 mmbtu and 1,286,242 mmbtu on January 31, 2015 and February 28, 2015, respectively. The change in value is reflected in derivative instruments on the consolidated statements of operations, and the value of the derivative as of August 29, 2014 and December 31, 2013 is reflected in short term and long term assets, respectively, on the consolidated statements of financial position.
On July 5, 2012, Monroe entered into natural gas call options, settled against Henry Hub, with a strike price of $4.50 per mmbtu and a notional quantity of 2,500,000 mmbtu. These call options settled in two increments of 1,250,000 mmbtu on January 31, 2013 and February 28, 2013. The change in value is reflected in derivative instruments on the consolidated statements of operations.
On July 5, 2012, Monroe entered into natural gas call options, settled against the NYMEX Natural Gas Index, with a strike price of $5.00 per mmbtu and a notional quantity of 2,000,000 mmbtu. These call options settled on January 31, 2013. The change in value is reflected in derivative instruments on the consolidated statements of operations.
9. Member and Related Party Transactions

The Company maintained one class of membership interests that was granted to employees of the Company. Category B membership interests totaling 6.46% of the total membership interests were granted to employees in various dates in 2008, 2009 and 2010. Category B membership interests vest over an average service period of four years. Category B membership participation to receive profit allocations or equity distribution is restricted by certain future triggering events.
MRMC provides payroll processing, IT services, and other general administrative support services to the Company under a Master Services Agreement that expires on April 30, 2016. The Company may terminate the agreement upon 30 days’ notice and MRMC may terminate the agreement only if specific events occur during the term of the agreement. The service fee for the period ended August 29, 2014 and each of the years ending December 31, 2013 and 2012 was $0.2 million.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
August 29, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except where otherwise indicated)

The Company also pays to MRMC a direct cost fee equal to the actual amount incurred that directly benefits the Company. The most significant ongoing portion of the fee is for salary, wages, taxes, and benefits paid by MRMC to the employees of the Company.
The Company paid $13.3 million, $13.2 million and $10.3 million to MRMC under the Master Services Agreement for the period ended August 29, 2014 and years ending December 31, 2013 and 2012, respectively.

Arcadia entered into a Letter Agreement regarding Arcadia’s Brine Pond and SWD Wells with Martin Underground Storage, Inc. (“MUS”) effective February 12, 2014. The agreement sets forth a sharing of costs for certain repairs and improvements to the Arcadia Brine Pond and connecting the Arcadia Brine Pond to the Martin Brine Pond for bidirectional flow and shared use of the brine. Under the agreement, MUS will contribute 56.67% and Arcadia will contribute 43.33% of the total project cost.
Arcadia entered into a Brine Facilities Lease Agreement with Martin Product Sales LLC (“MPS”) effective February 2012 and renewed annually. The agreement allows Arcadia to lease the brine facilities from MPS to process its brine for sale for a monthly rental fee.

The Company entered into a Shared Water Well Services Agreement with MUS effective May 1, 2008, that expires on April 30, 2016. The agreement permits the Company to utilize the fresh water wells owned by MUS to meet the Company’s reasonable operation needs. Costs are shared proportionally on water usage.

10. Subsequent Events

On August 29, 2014, Redbird purchased all of the outstanding Term A membership interests of Cardinal from ECP for cash of approximately $120 million. Concurrent with the closing of the transaction, all of the Cardinal subsidiary project level financing was retired. On October 27, 2014, Redbird purchased all of the outstanding Term B membership interests for cash of $1 million. As a result of the acquisition, Redbird owns 100% of the outstanding membership interests in Cardinal. Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

The pad gas lease with Credit Suisse was terminated in December 2014 when Monroe purchased the leased 3.6 bcf of pad gas from Credit Suisse for $13 million.

