Form 10-K/A
period 2014-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2015-03-05
CIK 1176334

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

DOCUMENTS INCORPORATED BY REFERENCE:         None.

EXPLANATORY NOTE

Martin Midstream Partners L.P. (the “Partnership”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission on March 2, 2015 (the “Original Filing”), to amend Item 15 (a) (2), Exhibits and Financial Statement Schedules which includes the financial statements of the Partnership's previously significant unconsolidated entity, Cardinal Gas Storage Partners, LLC ("Cardinal").  The financial statements of Cardinal are being amended to correct the Independent Auditor's Report of PricewaterhouseCoopers LLP to remove references to the audit of the Cardinal consolidated statement of financial position as of December 31, 2012 and statement of operations, of members' capital and of cash flows for the year ended December 31, 2011 because those periods were not included in the financial statements, and to add an emphasis of matter related to the inclusion of unaudited financial information of Cardinal for the period from January 1, 2014 through August 29, 2014.

The consent of PricewaterhouseCoopers LLP, independent accountants for Cardinal, is also filed as exhibit 23.2 to this Amendment No. 1 to the Form 10-K.

In addition, this Amendment No. 1 includes new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other amendments are being made to the Form 10-K.  This Amendment No. 1 does not intend to update or modify the disclosure contained in the Partnership's Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the March 2, 2015 filing of the Partnership's Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with the Partnership's other filings.

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
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 5, 2015                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2015.

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

3.27
Certificate of Formation of Redbird Gas Storage LLC, dated May 24, 2011 (filed as Exhibit 3.27 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

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

10.26
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.27
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).
23.1	Consent of KPMG LLP (filed as Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Cardinal Gas Storage Partners, LLC and Subsidiaries
The period January 1, 2014 through August 29, 2014 (unaudited)
and the years ended December 31, 2013 and 2012

Independent Auditor's Report

To the Members of Cardinal Gas Storage Partners LLC

We have audited the accompanying consolidated financial statements of Cardinal Gas Storage Partners LLC and its subsidiaries, which comprise the consolidated statement of financial position as of December 31, 2013, and the related consolidated statements of operations, of members’ capital and of cash flows for each of the two years in the period ended December 31, 2013.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Gas Storage Partners LLC and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying balance sheet of Cardinal Gas Storage Partners LLC and its subsidiaries as of August 29, 2014, and the related consolidated statements of operations, of members’ capital and of cash flows for the period from January 1, 2014 through August 29, 2014 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/PricewaterhouseCoopers LLP
March 28, 2014

PricewaterhouseCoopers LLP, 1000 Louisiana, Suite 5800, Houston, TX 77002
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