Form 10-Q
period 2015-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2015-04-29
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at April 29, 2015, was 35,456,862.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Cash	$37	$42
Accounts and other receivables, less allowance for doubtful accounts of $2,260 and $1,620, respectively	94,506	134,173
Product exchange receivables	232	3,046
Inventories	68,564	88,718
Due from affiliates	12,269	14,512
Other current assets	6,709	6,772
Assets held for sale	700	40,488
Total current assets	183,017	287,751

Property, plant and equipment, at cost	1,361,491	1,343,674
Accumulated depreciation	(361,650)	(345,397)
Property, plant and equipment, net	999,841	998,277

Goodwill	23,802	23,802
Investment in unconsolidated entities	134,146	134,506
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	76,351	81,465
	$1,432,157	$1,540,801

Liabilities and Partners’ Capital
Trade and other accounts payable	$82,954	$125,332
Product exchange payables	10,521	10,396
Due to affiliates	6,492	4,872
Income taxes payable	1,474	1,174
Other accrued liabilities	8,997	21,801
Total current liabilities	110,438	163,575

Long-term debt, net	849,367	888,887
Other long-term obligations	2,332	2,668
Total liabilities	962,137	1,055,130

Commitments and contingencies
Partners’ capital	470,020	485,671
	$1,432,157	$1,540,801

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Terminalling and storage *	$33,797	$31,801
Marine transportation *	20,636	23,114
Natural gas services	16,487	—
Sulfur services	3,090	3,037
Product sales: *
Natural gas services	146,303	321,414
Sulfur services	50,047	51,170
Terminalling and storage	34,993	54,273
	231,343	426,857
Total revenues	305,353	484,809

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	137,707	309,419
Sulfur services *	36,023	37,853
Terminalling and storage *	30,082	48,029
	203,812	395,301
Expenses:
Operating expenses *	45,306	42,900
Selling, general and administrative *	8,806	8,456
Depreciation and amortization	22,717	13,609
Total costs and expenses	280,641	460,266
Other operating loss	(10)	(45)
Operating income	24,702	24,498

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	1,740	(296)
Interest expense, net	(10,546)	(11,451)
Other, net	437	(67)
Total other expense	(8,369)	(11,814)

Net income before taxes	16,333	12,684
Income tax expense	(300)	(300)
Income from continuing operations	16,033	12,384
Income (loss) from discontinued operations, net of income taxes	1,215	(589)
Net income	17,248	11,795
Less general partner's interest in net income	(4,238)	(236)
Less income allocable to unvested restricted units	(67)	(32)
Limited partners' interest in net income	$12,943	$11,527

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Terminalling and storage	$20,474	$18,010
Marine transportation	6,745	5,849
Product Sales	1,589	1,892
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	6,918	8,453
Sulfur services	3,624	4,865
Terminalling and storage	5,402	9,844
Expenses:
Operating expenses	20,400	18,239
Selling, general and administrative	5,994	5,384

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2015	2014
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$12,031	$12,103
Discontinued operations	912	(576)
	$12,943	$11,527
General partner interest:
Continuing operations	$3,939	$248
Discontinued operations	299	(12)
	$4,238	$236

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.34	$0.45
Discontinued operations	0.03	(0.02)
	$0.37	$0.43

Weighted average limited partner units - basic	35,317	26,572

Diluted:
Continuing operations	$0.34	$0.45
Discontinued operations	0.03	(0.02)
	$0.37	$0.43

Weighted average limited partner units - diluted	35,360	26,605

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net income	—	11,559	236	11,795
Issuance of common units	132,580	5,235	—	5,235
Issuance of restricted units	6,400	—	—	—
Forfeiture of restricted units	(2,750)	—	—	—
General partner contribution	—	—	114	114
Cash distributions	—	(20,898)	(472)	(21,370)
Unit-based compensation	—	179	—	179
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - March 31, 2014	26,754,856	$249,826	$6,267	$256,093

Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	13,010	4,238	17,248
Issuance of common units	—	(145)	—	(145)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,000)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(28,803)	(4,405)	(33,208)
Unit-based compensation	—	399	—	399
Balances - March 31, 2015	35,456,862	$455,404	$14,616	$470,020

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$17,248	$11,795
Less: (Income) loss from discontinued operations	(1,215)	589
Net income from continuing operations	16,033	12,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,717	13,609
Amortization of deferred debt issuance costs	868	810
Amortization of debt discount	—	77
Amortization of premium on notes payable	(82)	—
Loss on sale of property, plant and equipment	12	45
Equity in (earnings) loss of unconsolidated entities	(1,740)	296
Unit-based compensation	399	179
Return on investment	2,100	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	39,716	29,718
Product exchange receivables	2,814	1,826
Inventories	20,203	1,612
Due from affiliates	2,243	(4,349)
Other current assets	184	(381)
Trade and other accounts payable	(46,504)	(18,098)
Product exchange payables	125	7,909
Due to affiliates	1,620	448
Income taxes payable	300	300
Other accrued liabilities	(12,345)	(4,677)
Change in other non-current assets and liabilities	(339)	(43)
Net cash provided by continuing operating activities	48,324	41,665
Net cash used in discontinued operating activities	(1,580)	(5,141)
Net cash provided by operating activities	46,744	36,524
Cash flows from investing activities:
Payments for property, plant and equipment	(12,927)	(16,642)
Payments for plant turnaround costs	(1,468)	(2,164)
Proceeds from sale of property, plant and equipment	—	245
Proceeds from involuntary conversion of property, plant and equipment	—	2,475
Return of investments from unconsolidated entities	—	225
Contributions to unconsolidated entities	—	(1,195)
Net cash used in continuing investing activities	(14,395)	(17,056)
Net cash provided by discontinued investing activities	41,250	—
Net cash provided by (used in) investing activities	26,855	(17,056)
Cash flows from financing activities:
Payments of long-term debt	(72,000)	(91,000)
Proceeds from long-term debt	32,000	76,000
Proceeds from issuance of common units, net of issuance related costs	(145)	5,235
General partner contribution	55	114
Purchase of treasury units	—	(277)
Payment of debt issuance costs	(306)	(341)
Cash distributions paid	(33,208)	(21,370)
Net cash used in financing activities	(73,604)	(31,639)
Net decrease in cash	(5)	(12,171)
Cash at beginning of period	42	16,542
Cash at end of period	$37	$4,371
Non-cash additions to property, plant and equipment	$4,901	$4,833

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

(1)	General

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:  terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants; natural gas services, including liquids transportation and distribution services and natural gas storage; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marine transportation services for petroleum products and by-products.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2014 filed on March 5, 2015.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

(2)	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Early application is permitted under the retrospective transition method. The Partnership has elected to adopt this guidance effective January 1, 2015. The standard only affects presentation on the Partnership's Consolidated and Condensed Balance Sheets and does not affect any of the Partnership's other financial statements. The amount of debt issuance costs, net of accumulated amortization, from the December 31, 2014 audited balance sheet that were reclassified and shown as a reduction of the related long-term debt balances is $13,118.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated and condensed financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued No. ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

of discontinued operations. This update has been adopted prospectively for the Partnership's fiscal year beginning January 1, 2015. The adoption did not have a material impact on the Partnership's financial condition, results of operations or cash flows.

(3)	Acquisitions

Cardinal Gas Storage Partners LLC
On August 29, 2014, the Partnership acquired from Energy Capital Partners ("ECP") all of ECP’s approximate 57.8% Category A membership interest in Cardinal Gas Storage Partners LLC ("Cardinal") for cash consideration of approximately $120,973, subject to certain post-closing adjustments. Prior to the acquisition, the Partnership owned an approximate 42.2% Category A membership interest in Cardinal. Based on the application of purchase accounting, the Partnership reduced the carrying value of its existing investment in Cardinal at the acquisition date by $30,102, which was recognized in the Partnership's Consolidated and Condensed Statements of Operations in the third quarter of 2014. Concurrent with the closing of the transaction, the Partnership retired all of the project level financing of various Cardinal subsidiaries. The Partnership funded the acquisition and repayment of the project financings with borrowings under its revolving credit facility and the use of restricted cash acquired.
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

Intangible assets consist of above-market gas storage customer contracts which are amortized based upon the terms of the individual contracts. At the acquisition date, the weighted average life of these contracts, based upon contracted volumes, is 5.1 years.

The Partnership’s results of operations from the Cardinal acquisition include revenues of $16,487 and net income of $3,028 for the three months ended March 31, 2015.

Natural Gas Liquids ("NGL") Storage Assets

On May 31, 2014, the Partnership acquired certain NGL storage assets from a subsidiary of Martin Resource Management Corporation ("Martin Resource Management") for $7,388. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The Partnership recorded the purchase in the following allocation:

Property, plant and equipment	$2,453
Current liabilities	(13)
$2,440

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

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

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134,400. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. This transaction was recorded in "Investments in unconsolidated entities" in the Partnership's Consolidated and Condensed Balance Sheet through a purchase price allocation. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). At the time of the purchase, WTLPG was operated by Chevron Pipe Line Company. The 80.0% interest was subsequently sold to ONEOK Partners, L.P. who assumed operational responsibility. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of the growing NGL production of West Texas and other basins along the WTLPG pipeline route. This acquisition of the WTLPG business complements the Partnership's existing East Texas NGL pipeline that delivers Y-grade NGLs from East Texas production areas into Beaumont, Texas on a smaller scale. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Pro Forma Financial Information for Cardinal and WTLPG

The following pro forma consolidated results of operations for the three months ended March 31, 2014 have been prepared as if the acquisition of Cardinal and WTLPG occurred at the beginning of fiscal 2014:

Revenue:
As reported	$484,809
Pro forma	$503,238
Net income from continuing operations attributable to limited partners:
As reported	$12,103
Pro forma	$2,882
Net loss from discontinued operations attributable to limited partners:
As reported	$(576)
Pro forma	$(576)
Net income from continuing operations per unit attributable to limited partners - basic:
As reported	$0.45
Pro forma	$0.11
Net loss from discontinued operations per unit attributable to limited partners - basic:
As reported	$(0.02)
Pro forma	$(0.02)
Net income from continuing operations per unit attributable to limited partners - diluted:
As reported	$0.45
Pro forma	$0.11
Net loss from discontinued operations per unit attributable to limited partners - diluted:
As reported	$(0.02)
Pro forma	$(0.02)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

(4)	Discontinued operations and divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three months ended March 31, 2015 and 2014. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended March 31,
	2015	2014

Total revenues from third parties[1]	$791	$17,492
Total costs and expenses and other, net, excluding depreciation and amortization	1,038	17,698
Depreciation and amortization	—	383
Other operating income[2]	1,462	—
Income (loss) from discontinued operations before income taxes	1,215	(589)
Income tax expense	—	—
Income (loss) from discontinued operations, net of income taxes	$1,215	$(589)

1 Total revenues from third parties excludes intercompany revenues of $0 and $5,273 for the three months ended March 31, 2015 and 2014, respectively.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(5)	Inventories

Components of inventories at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Natural gas liquids	$10,409	$27,820
Sulfur	12,634	12,231
Sulfur based products	14,533	16,280
Lubricants	27,812	29,096
Other	3,176	3,291
	$68,564	$88,718

(6)	Investments in Unconsolidated Entities and Joint Ventures

On August 29, 2014, the Partnership acquired ECP’s approximate 57.8% Category A membership interest in Cardinal. Prior to the acquisition, the Partnership owned an approximate 42.2% Category A membership interest in Cardinal which was accounted for by the equity method. See Note 3 for discussion of the acquisition of the remaining membership interests.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

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

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	March 31, 2015	December 31, 2014
WTLPG	$134,146	$134,506
Total investment in unconsolidated entities	$134,146	$134,506

	Three Months Ended March 31,
	2015	2014
Equity in earnings of WTLPG	$1,740	$—
Equity in loss of Cardinal	—	(851)
Equity in earnings of MET	—	555
Equity in earnings (loss) of unconsolidated entities	$1,740	$(296)

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of March 31,		Three Months Ended March 31,
	Total Assets	Members' Equity	Revenues	Net Income (Loss)
2015
WTLPG	$831,502	$823,397	$22,154	$8,703
	As of December 31,
2014
WTLPG	$827,697	$818,546	$—	$—
Cardinal	$—	$—	$18,429	$(2,017)

As of March 31, 2015 and December 31, 2014, the Partnership’s interest in cash of the unconsolidated equity-method investees was $1,867 and $10, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

(7)	Derivative Instruments and Hedging Activities

The Partnership’s revenues and cost of products sold are materially impacted by changes in crude oil, natural gas and NGL prices. Additionally, the Partnership's results of operations are materially impacted by changes in interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. The Partnership is required to recognize all derivative instruments as either assets or liabilities at fair value on the Partnership’s Consolidated and Condensed Balance Sheets and to recognize certain changes in the fair value of derivative instruments on the Partnership’s Consolidated and Condensed Statements of Operations.

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership did not have any commodity derivative instruments outstanding during the three months ended March 31, 2015 or 2014.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings.

During the three months ended March 31, 2015, the Partnership entered into contracts which provided the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes
("interest rate swaptions") through March 31, 2015. In connection with the interest rate swaption contracts, the Partnership received premiums of $625, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheet. Each of the interest rate swaptions was fully amortized as of March 31, 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three months ended March 31, 2015, the Partnership recognized $625 of premium in "Interest expense, net" on the Partnership's Consolidated and Condensed Statement of Operations related to the interest rate swaption contracts.

For information regarding gains and losses on interest rate derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Three Months Ended March 31, 2015 and 2014

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$625	$—
Total derivatives not designated as hedging instruments		$625	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
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

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - Martin Energy Trading	$15,854	$—	$—	$15,854
Total assets	$15,854	$—	$—	$15,854

Liabilities
2021 Senior unsecured notes	$401,783	$—	$401,783	$—
Total liabilities	$401,783	$—	$401,783	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - Martin Energy Trading	$15,852	$—	$—	$15,852
Total assets	$15,852	$—	$—	$15,852

Liabilities
2021 Senior unsecured notes	$385,077	$—	$385,077	$—
Total liabilities	$385,077	$—	$385,077	$—

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
March 31, 2015
(Unaudited)

•
Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table above.

•
Note receivable and long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from Martin Energy Trading was determined by calculating the net present value of the interest payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	March 31, 2015	December 31, 2014
Customer contracts and relationships, net	$66,669	$72,171
Other intangible assets	2,113	2,215
Other	7,569	7,079
	$76,351	$81,465

Components of "Other accrued liabilities" were as follows:

	March 31, 2015	December 31, 2014
Accrued interest	$3,721	$10,996
Property and other taxes payable	3,523	7,524
Accrued payroll	1,607	3,125
Other	146	156
	$8,997	$21,801

(10)	Long-Term Debt

At March 31, 2015 and December 31, 2014, long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
$900,000 Revolving credit facility at variable interest rate (2.93%[1] weighted average at March 31, 2015), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $8,276 and $8,656, respectively	$451,724	$491,344
$400,000 Senior notes, 7.250% interest, net of unamortized debt issuance costs of $4,280 and $4,462, respectively, including unamortized premium of $1,923 and $2,005, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured	397,643	397,543
Total long-term debt, net	849,367	888,887
Less current installments	—	—
Long-term debt, net of current installments	$849,367	$888,887

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%.  The applicable margin for existing LIBOR borrowings at March 31, 2015 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

The Partnership paid cash interest in the amount of $18,089 and $11,689 for the three months ended March 31, 2015 and 2014, respectively.  Capitalized interest was $525 and $388 for the three months ended March 31, 2015 and 2014, respectively.

(11)	Partners' Capital

As of March 31, 2015, Partners’ capital consisted of 35,456,862 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the "Sales Agents") for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for proceeds of $0 and $5,654 during the three months ended March 31, 2015 and 2014, respectively. The Partnership paid $145 and $331 in equity issuance related costs for the three months ended March 31, 2015 and 2014, respectively. Under the the program, the Partnership issued 0 and 132,580 common units during the three months ended March 31, 2015 and 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. Under the program, the Partnership also received capital contributions from the general partner of $0 and $114 during the three months ended March 31, 2015 and 2014, respectively, to maintain its 2% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner would forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. As of March 31, 2015, all incentive distributions the general partner agreed to forego were satisfied. The general partner received $3,738 in incentive distributions during the three months ended March 31, 2015. No incentive distributions were paid to the general partner during the three months ended March 31, 2014.

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
March 31, 2015
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

	Three Months Ended March 31,
Continuing operations:	2015	2014
Net income attributable to Martin Midstream Partners L.P.	$16,033	$12,384
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,619	—
Distributions payable on behalf of general partner interest	620	496
General partner interest in undistributed earnings	(299)	(249)
Less income allocable to unvested restricted units	62	34
Limited partners’ interest in net income	$12,031	$12,103

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

	Three Months Ended March 31,
Discontinued operations:	2015	2014
Net income attributable to Martin Midstream Partners L.P.	$1,215	$(589)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	274	—
Distributions payable on behalf of general partner interest	47	(24)
General partner interest in undistributed earnings	(23)	13
Less income allocable to unvested restricted units	5	(2)
Limited partners’ interest in net income	$912	$(576)

The weighted average units outstanding for basic net income per unit were 35,317,197 and 26,571,666 for the three months ended March 31, 2015 and 2014, respectively. All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 42,892 and 33,301 for the three months ended March 31, 2015 and 2014, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of March 31, 2015, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2015, of approximately 17.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2015
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

Effective January 1, 2015, through December 31, 2015, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,679.  The Partnership reimbursed Martin Resource Management for $3,420 and $3,190 of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

indirect expenses for the three months ended March 31, 2015 and 2014, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Related  Party Transactions. The Omnibus Agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term "material agreements" means any agreement between the Partnership and Martin Resource Management that requires aggregate annual payments in excess of the then-applicable agreed upon reimbursable amount of indirect general and administrative expenses. Please read "Services" above.

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

Motor Carrier Agreement

Motor Carrier Agreement.  The Partnership is a party to a motor carrier agreement effective January 1, 2006, as amended, with Martin Transport, Inc., a wholly owned subsidiary of Martin Resource Management through which Martin Transport, Inc. operates its land transportation operations. Under the agreement, Martin Transport, Inc. agreed to transport the Partnership's NGLs as well as other liquid products.

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
March 31, 2015
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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2015, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services which was dated October 27, 2004 and consolidated it with the (i) terminalling services agreement entered into in connection with the acquisition of Talen's Marine & Fuel, LLC ("Talen's") and (ii) terminalling services agreement entered into in connection with the acquisition of L&L Holdings LLC ("L&L") into a single agreement. The minimum throughput requirements of the three superseded agreements were aggregated in the new agreement. The per gallon throughput fee the Partnership charges under this agreement may be adjusted annually based on a price index.

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross"), dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

The tables below summarize the related party transactions that are included in the related financial statement captions on the face of the Partnership’s Consolidated and Condensed Statements of Operations. The revenues, costs and expenses reflected in these tables are tabulations of the related party transactions that are recorded in the corresponding captions of the consolidated and condensed financial statements and do not reflect a statement of profits and losses for related party transactions.

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
Terminalling and storage	$20,474	$18,010
Marine transportation	6,745	5,849
Product sales:
Natural gas services	14	829
Sulfur services	1,074	955
Terminalling and storage	501	108
	1,589	1,892
	$28,808	$25,751

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

Cost of products sold:
Natural gas services	$6,918	$8,453
Sulfur services	3,624	4,865
Terminalling and storage	5,402	9,844
	$15,944	$23,162

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

Operating Expenses:
Marine transportation	$8,560	$9,664
Natural gas services	2,163	606
Sulfur services	1,663	1,486
Terminalling and storage	8,014	6,483
	$20,400	$18,239

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

Selling, general and administrative:
Marine transportation	$8	$8
Natural gas services	1,163	958
Sulfur services	796	843
Terminalling and storage	607	385
Indirect overhead allocation, net of reimbursement	3,420	3,190
	$5,994	$5,384

Other Related Party Transactions

As discussed in Note 6, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheet. Interest income for the three months ended March 31, 2015 was $555 and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $300 and $300 were recorded in income tax expense for the three months ended March 31, 2015 and 2014, respectively.

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

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as amended, by Amendment No. 1 on Form 10-K/A filed on March 5, 2015. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

Three Months Ended March 31, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$70,034	$(1,244)	$68,790	$9,789	$7,687	$8,206
Natural gas services	162,790	—	162,790	8,402	8,887	8,715
Sulfur services	53,137	—	53,137	2,126	8,122	214
Marine transportation	21,946	(1,310)	20,636	2,400	4,816	694
Indirect selling, general and administrative	—	—	—	—	(4,810)	—
Total	$307,907	$(2,554)	$305,353	$22,717	$24,702	$17,829

Three Months Ended March 31, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures
Terminalling and storage	$87,297	$(1,223)	$86,074	$8,975	$8,311	$15,600
Natural gas services	321,414	—	321,414	121	10,054	500
Sulfur services	54,207	—	54,207	1,983	8,068	1,447
Marine transportation	24,114	(1,000)	23,114	2,530	2,962	3,928
Indirect selling, general and administrative	—	—	—	—	(4,897)	—
Total	$487,032	$(2,223)	$484,809	$13,609	$24,498	$21,475

The Partnership's assets by reportable segment as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
Total assets:
Terminalling and storage	$441,127	$446,313
Natural gas services	696,154	795,462
Sulfur services	147,960	145,852
Marine transportation	146,916	153,174
Total assets	$1,432,157	$1,540,801

(15)	Unit Based Awards

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

	Three Months Ended March 31,
	2015	2014
Employees	$311	$122
Non-employee directors	88	57
Total unit-based compensation expense	$399	$179

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2015 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	63,824	$31.98
Granted	91,950	$29.04
Vested	(3,550)	$35.99
Forfeited	(1,000)	$31.06
Non-Vested, end of period	151,224	$30.11

Aggregate intrinsic value, end of period	$5,288

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2015 and 2014 is provided below:

	Three Months Ended March 31,
	2015	2014
Aggregate intrinsic value of units vested	$110	$249
Fair value of units vested	$113	$247

As of March 31, 2015, there was $3,116 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.12 years.

In conjunction with restricted unit issuances during the three months ended March 31, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

Unit Options.  The plan currently permits the grant of options covering common units. As of March 31, 2015, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2015
(Unaudited)

affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(16)	Condensed Consolidating Financial Information

Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, has issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership in the event that the Partnership issues such securities from time to time. The guarantees that have been issued are full, irrevocable and unconditional. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior unsecured notes.

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership has made no determination if certain conditions are expected to be met in 2016.

(18)	Subsequent Events

Quarterly Distribution. On April 23, 2015, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the first quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on May 15, 2015 to unitholders of record as of May 8, 2015. Additionally, the Partnership expects to pay a distribution to its general partner in the amount of $4,560. Of this amount, $667 is related to the base general partner distribution and $3,893 represents incentive distribution rights paid to the general partner.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q to "Martin Resource Management" refers to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2014 filed on March 5, 2015, and in this report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Disposition of Floating Storage Assets. On February 12, 2015, we sold six liquefied petroleum gas pressure barges (collectively referred to as the "Floating Storage Assets") for $41.3 million. These assets were primarily operated under the floating storage component of our NGL distribution business. The proceeds from the disposition were used to reduce outstanding indebtedness under our revolving credit facility.

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

Cardinal Gas Storage. On August 29, 2014, Redbird Gas Storage LLC ("Redbird"), a wholly owned subsidiary of the Partnership, completed the previously announced purchase of all of the outstanding membership interests of Cardinal Gas Storage Partners LLC ("Cardinal") from Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Cardinal IP), LP (together, "ECP") for cash of approximately $121.0 million. Prior to the acquisition, we owned an approximate 42.2% interest in the Category A membership interests in Cardinal. As a result of the acquisition, Redbird owns 100% of the outstanding membership interests in Cardinal. Concurrent with the closing of the transaction, we retired all of the project level financing of various Cardinal subsidiaries. This transaction and repayment of the project financings was funded with borrowings under our revolving credit facility. On October 27, 2014, Cardinal merged with and into Redbird, and Redbird subsequently changed its name to Cardinal.

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

Subsequent Events

Quarterly Distribution.  On April 23, 2015, we declared a quarterly cash distribution of $0.8125 per common unit for the first quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on May 15, 2015 to unitholders of record as of May 8, 2015. Additionally, we expect to pay a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2014. The following table evaluates the potential impact of estimates utilized during the periods ended March 31, 2015 and 2014:

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
Applying this impairment review methodology, we recorded no impairment charges during the three months ended March 31, 2015 and 2014. If actual events are not consistent with our estimates and assumptions change due to new information, we may incur an impairment charge.

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

We completed the most recent annual review of goodwill as of August 31, 2014 and determined that there was no impairment. Additionally, management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.

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

Asset Retirement Obligations
Asset retirement obligations ("AROs") associated with a contractual or regulatory remediation requirement are recorded at fair value in the period in which the obligation can be reasonably estimated and depreciated over the life of the related asset or contractual term. The liability is determined using a credit-adjusted risk-free interest rate and is accreted over time until the obligation is settled.
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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $38.9 million of direct costs and expenses for the three months ended March 31, 2015 compared to $43.6 million for the three months ended March 31, 2014. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended March 31, 2015 and 2014, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $3.4 million and $3.2 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee of our general partner's board of directors will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and

Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A filed on March 5, 2015.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% and 6% of our total cost of products sold during the three months ended March 31, 2015 and 2014, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 9% and 5% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A filed on March 5, 2015.

Approval and Review of Related Party Transactions

If we contemplate entering into a transaction, other than a routine or in the ordinary course of business transaction, in which a related person will have a direct or indirect material interest, the proposed transaction is submitted for consideration to the board of directors of our general partner or to our management, as appropriate. If the board of directors of our general partner is involved in the approval process, it determines whether to refer the matter to the Conflicts Committee of our general partner's board of directors, as constituted under our limited partnership agreement. If a matter is referred to the Conflicts Committee, it obtains information regarding the proposed transaction from management and determines whether to engage independent legal counsel or an independent financial advisor to advise the members of the committee regarding the transaction.  If the Conflicts Committee retains such counsel or financial advisor, it considers such advice and, in the case of a financial advisor, such advisor’s opinion as to whether the transaction is fair and reasonable to us and to our unitholders.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements other than our financial statements prepared in accordance with U.S. GAAP to analyze our performance. These include: (1) net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), (2) adjusted EBITDA and (3) distributable cash flow. Our management views these measures as important performance measures of core profitability for our operations and the ability to generate and distribute cash flow, and as key components of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses.

EBITDA and Adjusted EBITDA. Certain items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing an entity's financial performance, such as cost of capital and historical costs of depreciable assets. We have included information concerning EBITDA and adjusted EBITDA because they provide investors and management with additional information to better understand the following: financial performance of our assets without regard to financing methods, capital structure or historical cost basis; our operating performance and return on capital as compared to those of other similarly situated entities; and the viability of acquisitions and capital expenditure projects. Our method of computing adjusted EBITDA may not be the same method used to compute similar measures reported by other entities. The economic substance behind our use of adjusted EBITDA is to measure the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions to our unit holders.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and three months ended March 31, 2015 and 2014.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net income	$17,248	$11,795
Less: (Income) loss from discontinued operations, net of income taxes	(1,215)	589
Income from continuing operations	16,033	12,384
Adjustments:
Interest expense	10,546	11,451
Income tax expense	300	300
Depreciation and amortization	22,717	13,609
EBITDA	49,596	37,744
Adjustments:
Equity in (earnings) loss of unconsolidated entities	(1,740)	296
Loss on sale of property, plant and equipment	12	45
Distributions from unconsolidated entities	2,100	780
Unit-based compensation	399	179
Adjusted EBITDA	50,367	39,044
Adjustments:
Interest expense	(10,546)	(11,451)
Income tax expense	(300)	(300)
Amortization of debt discount	—	77
Amortization of debt premium	(82)	—
Amortization of deferred debt issuance costs	868	810
Payments for plant turnaround costs	(1,468)	(2,164)
Maintenance capital expenditures	(1,758)	(4,338)
Distributable Cash Flow	$37,081	$21,678

Results of Operations

The results of operations for the three months ended March 31, 2015 and 2014 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and three months ended March 31, 2015 and 2014.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2015	(in thousands)
Terminalling and storage	$70,034	$(1,244)	$68,790	$7,852	$(165)	$7,687
Natural gas services	162,790	—	162,790	8,427	460	8,887
Sulfur services	53,137	—	53,137	9,553	(1,431)	8,122
Marine transportation	21,946	(1,310)	20,636	3,680	1,136	4,816
Indirect selling, general and administrative	—	—	—	(4,810)	—	(4,810)
Total	$307,907	$(2,554)	$305,353	$24,702	$—	$24,702

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2014
Terminalling and storage	$87,297	$(1,223)	$86,074	$9,033	$(722)	$8,311
Natural gas services	321,414	—	321,414	9,227	827	10,054
Sulfur services	54,207	—	54,207	9,189	(1,121)	8,068
Marine transportation	24,114	(1,000)	23,114	1,946	1,016	2,962
Indirect selling, general and administrative	—	—	—	(4,897)	—	(4,897)
Total	$487,032	$(2,223)	$484,809	$24,498	$—	$24,498

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands, except BBL per day)
Revenues:
Services	$35,041	$33,024	$2,017	6%
Products	34,993	54,273	(19,280)	(36)%
Total revenues	70,034	87,297	(17,263)	(20)%

Cost of products sold	31,161	48,525	(17,364)	(36)%
Operating expenses	20,353	19,752	601	3%
Selling, general and administrative expenses	873	967	(94)	(10)%
Depreciation and amortization	9,789	8,975	814	9%
	7,858	9,078	(1,220)	(13)%
Other operating loss	(6)	(45)	39	(87)%
Operating income	$7,852	$9,033	$(1,181)	(13)%

Lubricant sales volumes (gallons)	6,049	9,163	(3,114)	(34)%
Shore-based throughput volumes (gallons)	42,524	61,152	(18,628)	(30)%
Smackover refinery throughput volumes (BBL per day)	5,536	3,140	2,396	76%
Corpus Christi crude terminal (BBL per day)	180,575	140,346	40,229	29%

Services revenues. Services revenue increased $2.0 million, including $0.5 million in our specialty terminals division related to the Dunphy terminal, $0.9 million at the Smackover refinery related to increased contractual rates and $0.6 million in our shore based terminals division related to an increase in through-put rate, drilling fluids commission and space rent.

Products revenues. A 48% decrease in sales volumes at our blending and packaging facilities resulted in a $17.5 million decrease to product revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 2%, resulting in a $0.5 million offsetting increase in product revenues.

Cost of products sold.  A 48% decrease in sales volumes at our blending and packaging facilities resulted in a $14.8 million decrease. Average price per gallon decreased 2%, resulting in a $0.5 million decrease in cost of goods sold.

Operating expenses. Operating expenses in our specialty terminals division increased $0.9 million primarily as a result of $0.5 million in increased wharfage, $0.2 million in regulatory fees, and $0.2 million in repairs and maintenance. Operating expenses in our shore based terminals division increased $0.5 million primarily related to transportation expense. These increases are offset by a decrease of $0.8 million at the Smackover refinery related to decreases in legal fees, outside services and utilities.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$16,487	$—	$16,487
Products	146,303	321,414	(175,111)	(54)%
Total revenues	162,790	321,414	(158,624)	(49)%

Cost of products sold	138,167	309,861	(171,694)	(55)%
Operating expenses	5,689	919	4,770	519%
Selling, general and administrative expenses	2,101	1,286	815	63%
Depreciation and amortization	8,402	121	8,281	6,844%
Operating income	$8,431	$9,227	$(796)	(9)%

Distributions from unconsolidated entities	$2,100	$780	$1,320	169%

NGL sales volumes (Bbls)	3,894	4,723	(829)	(18)%

Revenues. Services revenue for the three months ended March 31, 2015 represents the natural gas storage revenue related to the acquisition of Cardinal which occurred August 29, 2014. Product sales volumes decreased 18%, decreasing revenues $31.1 million.  Our NGL average sales price per barrel decreased $30.48, or 45%, resulting in a decrease to products revenues of $144.0 million. The decreases in average sales price per barrel was a result of a decline in market prices.

Cost of products sold.  Our average cost per barrel decreased $30.13, or 46%, decreasing cost of products sold by $142.2 million.  The decrease in sales volume of 18%, resulted in a $29.4 million decrease to cost of products sold. Our margins decreased $0.36 per barrel during the period as a result of decreased market prices.

Operating expenses.  Operating expenses increased $4.8 million, $4.1 million of which is related to the acquisition of Cardinal and $0.6 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.8 million, $1.3 million of which is due to the acquisition of Cardinal. Offsetting this increase was a decrease in compensation expense of $0.4 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Distributions from unconsolidated entities. Distributions from unconsolidated entities for the three months ended March 31, 2015 represents the quarterly distribution from our interests in West Texas LPG Pipeline L.P. ("WTLPG") acquired in May of 2014 of $2.1 million. The 2014 period includes a $0.2 million distribution from Cardinal and $0.6 million from Martin Energy Trading.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$3,090	$3,037	$53	2%
Products	50,047	51,170	(1,123)	(2)%
Total revenues	53,137	54,207	(1,070)	(2)%

Cost of products sold	36,113	37,943	(1,830)	(5)%
Operating expenses	4,283	3,977	306	8%
Selling, general and administrative expenses	1,062	1,115	(53)	(5)%
Depreciation and amortization	2,126	1,983	143	7%
Operating income	$9,553	$9,189	$364	4%

Sulfur (long tons)	216	190	26	14%
Fertilizer (long tons)	96	91	5	5%
Total sulfur services volumes (long tons)	312	281	31	11%

Revenues.  Product revenue declined $6.0 million attributable to a 12% decrease in prices. An increase in sales volumes resulted in increased product revenue of $4.9 million.

Cost of products sold.  Cost of products sold decreased $5.4 million due to a 14% reduction in prices. An increase in volumes resulted in a $3.6 million increase in cost of products sold. Although margin per ton decreased $2.41, or 5%, gross margin increased $0.7 million.

Operating expenses.  Our operating expenses increased primarily as a result of increased ancillary charges, primarily fuel.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$21,946	$24,114	$(2,168)	(9)%
Operating expenses	15,906	19,447	(3,541)	(18)%
Selling, general and administrative expenses	(40)	191	(231)	(121)%
Depreciation and amortization	2,400	2,530	(130)	(5)%
Operating income	$3,680	$1,946	$1,734	89%

Inland revenues.  Inland revenues decreased $2.9 million as a result of $2.1 million in ancillary charges, primarily fuel expenses. Additionally, $0.8 million is related to decreased utilization of the inland fleet.

Offshore revenues. Offshore revenues increased $0.7 million primarily due to increased utilization.

Operating expenses.  The decrease in operating expenses is a result of lower ancillary expenses of $2.2 million and repairs and maintenance of $1.0 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of a decrease in a legal reserve established during the purchase of Talen's Marine & Fuel, LLC of $1.4 million, offset by an increase in the reserve for an uncollectible customer receivable of $0.8 million and an increase in property taxes of $0.4 million.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated, offset by increases in depreciable assets related to recent capital expenditures.

Equity in Earnings (Loss) of Unconsolidated Entities for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$1,740	$—	$1,740
Equity in loss of Cardinal	—	(851)	851	100%
Equity in earnings of MET	—	555	(555)	(100)%
Equity in earnings (loss) of unconsolidated entities	$1,740	$(296)	$2,036	(688)%

The investment in WTLPG was acquired in May 2014.

On August 29, 2014, the Partnership acquired the approximate 57.8% Category A membership interest in Cardinal it did not previously own. Cardinal results of operations are included in the Natural Gas Services segment subsequent to that date.

Equity in earnings of MET, recorded initially in April 2013, represented dividends on our 100% investment in its preferred interests. During March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. In August, 2014, MET converted its preferred equity to subordinated debt, resulting in a note receivable from MET.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$4,121	$2,399	$1,722	72%
8.875% Senior notes	—	3,882	(3,882)	(100)%
7.250% Senior notes	7,250	4,531	2,719	60%
Amortization of deferred debt issuance costs	868	810	58	7%
Amortization of debt discount and premium	(82)	77	(159)	(206)%
Cash settlement on interest rate swaptions	(625)	—	(625)
Other	94	140	(46)	(33)%
Capitalized interest	(525)	(388)	(137)	(35)%
Interest income	(555)	—	(555)
Total interest expense, net	$10,546	$11,451	$(905)	(8)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Indirect selling, general and administrative expenses	$4,810	$4,897	$(87)	(2)%

Indirect selling, general and administrative expenses decreased due to a $0.3 million reduction in due diligence costs, offset by $0.2 million in higher allocated overhead expenses from Martin Resource Management.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts:

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,420	$3,190	$230	7%

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

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A filed on March 5, 2015, for a discussion of such risks.

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

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2015.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A filed on March 5, 2015, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table details the cash flow changes between the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$46,744	$36,524	$10,220	28%
Investing activities	26,855	(17,056)	43,911	257%
Financing activities	(73,604)	(31,639)	(41,965)	133%
Net decrease in cash and cash equivalents	$(5)	$(12,171)	$12,166	100%

The change in net cash provided by operating activities for the three months ended March 31, 2015 includes an increase in operating results plus other non-cash items of $10.8 million, distributions from WTLPG of $2.1 million and a $6.2 million unfavorable variance in working capital. Net cash used in discontinued operating activities decreased $3.6 million in 2015.

Net cash provided by investing activities for the three months ended March 31, 2015 increased due to a $38.6 million increase in proceeds from sales of property, plant and equipment, including $41.3 from the disposition of the Floating Storage Assets. In addition, aggregate payments for capital expenditures and plant turnaround costs decreased $4.4 million in 2015.

Net cash used in financing activities for the three months ended March 31, 2015 increased due to $25.0 million of increased net repayments of long-term borrowings and increased cash distributions of $11.8 million. Additionally, proceeds from equity offerings decreased $5.4 million in 2015.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Expansion capital expenditures	$16,070	$17,137
Maintenance capital expenditures	1,758	4,338
Plant turnaround costs	1,468	2,164
Total	$19,296	$23,639

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three months ended March 31, 2015. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made on ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the three months ended March 31, 2015. For the three and three months ended March 31, 2015, plant turnaround costs relate to our Smackover refinery.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2015, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$460,000	$—	$460,000	$—	$—
2021 Senior unsecured notes	400,000	—	—	—	400,000
Throughput commitment	38,127	5,150	10,802	11,508	10,667
Operating leases	35,274	11,058	14,348	4,639	5,229
Interest expense: ¹
Revolving credit facility	40,256	13,468	26,788	—	—
2021 Senior unsecured notes	171,583	29,000	58,000	58,000	26,583
Total contractual cash obligations	$1,145,240	$58,676	$569,938	$74,147	$442,479

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At March 31, 2015, we had outstanding irrevocable letters of credit in the amount of $8.6 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.250% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

Revolving Credit Facility

On November 10, 2005, we entered into a $225.0 million multi-bank credit facility, which was subsequently amended most recently on June 27, 2014 when we increased our maximum amount of borrowings to $900.0 million utilizing the accordion feature of our revolving credit facility.

As of March 31, 2015, we had $460.0 million outstanding under the revolving credit facility and $8.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $431.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2015, we have the ability to incur approximately $139.2 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2015, the level of outstanding draws on our credit facility has ranged from a low of $460.0 million to a high of $510.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at March 31, 2015 is 2.75%.

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

As of April 29, 2015, our outstanding indebtedness includes $460.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2015 or 2014.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2015 or 2014.

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.93% as of March 31, 2015.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2015, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.6 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $401.8 million as of March 31, 2015, based on market prices of similar debt at March 31, 2015.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately an $17.9 million decrease in fair value of our long-term debt at March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 2, 2015, as amended by Amendment No. 1 on Form 10-K/A filed on March 5, 2015.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 4/29/2015	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

3.11
Certificate of Formation of Arcadia Gas Storage, LLC, dated June 26, 2006 (filed as Exhibit 3.11 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.12
Company Agreement of Arcadia Gas Storage, LLC, dated December 27, 2006 (filed as Exhibit 3.12 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.13
Amendment to the Company Agreement of Arcadia Gas Storage, LLC, dated September 5, 2014 (filed as Exhibit 3.13 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.14
Certificate of Formation of Cadeville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.14 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.15
Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.15 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.16
First Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated April 16, 2012 (filed as Exhibit 3.16 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.17
Second Amendment to the Limited Liability Company Agreement of Cadeville Gas Storage LLC, dated September 5, 2014 (filed as Exhibit 3.17 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.18
Certificate of Formation of Monroe Gas Storage Company, LLC, dated June 14, 2006 (filed as Exhibit 3.18 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.19
Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated May 31, 2011 (filed as Exhibit 3.19 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.20
First Amendment to the Amended and Restated Limited Liability Company Agreement of Monroe Gas Storage Company, LLC, dated September 5, 2014 (filed as Exhibit 3.20 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.21
Certificate of Formation of Perryville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.21 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.22
Limited Liability Company Agreement of Perryville Gas Storage LLC, dated June 16, 2008 (filed as Exhibit 3.22 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.23
First Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated April 14, 2010 (filed as Exhibit 3.23 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.24
Second Amendment to the Limited Liability Company Agreement of Perryville Gas Storage LLC, dated September 5, 2014 (filed as Exhibit 3.24 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.25
Certificate of Formation of Cardinal Gas Storage Partners LLC, dated April 2, 2008 (filed as Exhibit 3.25 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.26
Third Amended and Restated Limited Liability Company Agreement of Cardinal Gas Storage Partners LLC (F/K/A Redbird Gas Storage LLC) dated October 27, 2014 (filed as Exhibit 3.26 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.27
Certificate of Formation of Redbird Gas Storage LLC, dated May 24, 2011 (filed as Exhibit 3.27 to the Partnership’s Annual Report on Form 10-K (SEC File No 000-50056), filed March 2, 2015, and incorporated herein by reference).

3.28
Certificate of Merger of Cardinal Gas Storage Partners LLC with and into Redbird Gas Storage LLC, dated October 27, 2014 (filed as Exhibit 3.27 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056, filed October 29, 2014, and incorporated herein by reference).

3.29
Certificate of Formation of Martin Midstream NGL Holdings, LLC, dated April 21, 2011, as amended (filed as Exhibit 3.11 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

3.30
Limited Liability Company Agreement of Martin Midstream NGL Holdings, LLC, dated May 15, 2014 (filed as Exhibit 3.12 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

3.31
Certificate of Formation of Martin Midstream NGL Holdings II, LLC, dated April 21, 2011, as amended (filed as Exhibit 3.13 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

3.32
Limited Liability Company Agreement of Martin Midstream NGL Holdings II, LLC, dated May 15, 2014 (filed as Exhibit 3.14 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

3.33
Certificate of Formation of MOP Midstream Holdings, LLC, dated March 20, 2012 (filed as Exhibit 3.16 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-187825), filed on April 10, 2013, and incorporated herein by reference).

3.34
Limited Liability Company Agreement of MOP Midstream Holdings, LLC, dated March 26, 2012 (filed as Exhibit 3.17 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-187825), filed on April 10, 2013, and incorporated herein by reference).

3.35
Certificate of Incorporation of Martin Midstream Finance Corporation, dated March 15, 2010 (filed as Exhibit 3.12 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-169408), filed September 16, 2010, and incorporated herein by reference).

3.36
Bylaws of Martin Midstream Finance Corporation, dated March 16, 2010 (filed as Exhibit 3.13 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-169408), filed September 16, 2010, and incorporated herein by reference).

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

4.4
First Supplemental Indenture, to the Indenture dated February 11, 2013, dated July 21, 2014, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee (filed as Exhibit 4.4 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed July 31, 2014, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March, 2015, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith