Form 10-Q
period 2015-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2015-07-29
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

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

The number of the registrant’s Common Units outstanding at July 29, 2015, was 35,456,862.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Assets
Cash	$24	$42
Accounts and other receivables, less allowance for doubtful accounts of $352 and $1,620, respectively	75,175	134,173
Product exchange receivables	294	3,046
Inventories	76,563	88,718
Due from affiliates	10,712	14,512
Other current assets	7,646	6,772
Assets held for sale	—	40,488
Total current assets	170,414	287,751

Property, plant and equipment, at cost	1,374,805	1,343,674
Accumulated depreciation	(377,652)	(345,397)
Property, plant and equipment, net	997,153	998,277

Goodwill	23,802	23,802
Investment in unconsolidated entities	133,495	134,506
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	71,646	81,465
Total assets	$1,411,510	$1,540,801

Liabilities and Partners’ Capital
Trade and other accounts payable	$81,950	$125,332
Product exchange payables	12,704	10,396
Due to affiliates	4,754	4,872
Income taxes payable	736	1,174
Other accrued liabilities	20,344	21,801
Total current liabilities	120,488	163,575

Long-term debt, net	840,159	888,887
Other long-term obligations	2,274	2,668
Total liabilities	962,921	1,055,130

Commitments and contingencies
Partners’ capital	448,589	485,671
Total liabilities and partners' capital	$1,411,510	$1,540,801

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Terminalling and storage *	$33,453	$34,167	$67,250	$65,968
Marine transportation *	20,343	22,084	40,979	45,198
Natural gas services	16,564	—	33,051	—
Sulfur services	3,090	3,038	6,180	6,075
Product sales: *
Natural gas services	97,786	232,986	244,089	554,400
Sulfur services	45,284	59,543	95,331	110,713
Terminalling and storage	34,579	51,443	69,572	105,716
	177,649	343,972	408,992	770,829
Total revenues	251,099	403,261	556,452	888,070

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	88,623	223,314	226,330	532,733
Sulfur services *	33,518	45,315	69,541	83,168
Terminalling and storage *	29,658	46,806	59,740	94,835
	151,799	315,435	355,611	710,736
Expenses:
Operating expenses *	47,783	47,111	93,089	90,011
Selling, general and administrative *	9,035	8,605	17,841	17,061
Depreciation and amortization	22,685	14,212	45,402	27,820
Total costs and expenses	231,302	385,363	511,943	845,628
Other operating income (loss)	(167)	99	(177)	54
Operating income	19,630	17,997	44,332	42,496

Other income (expense):
Equity in earnings of unconsolidated entities	1,649	1,938	3,389	1,642
Interest expense, net	(9,925)	(11,441)	(20,471)	(22,892)
Debt prepayment premium	—	(7,767)	—	(7,767)
Other, net	(79)	(49)	358	(117)
Total other expense	(8,355)	(17,319)	(16,724)	(29,134)

Net income before taxes	11,275	678	27,608	13,362
Income tax expense	(314)	(354)	(614)	(654)
Income from continuing operations	10,961	324	26,994	12,708
Income (loss) from discontinued operations, net of income taxes	—	(1,292)	1,215	(1,881)
Net income (loss)	10,961	(968)	28,209	10,827
Less general partner's interest in net (income) loss	(4,113)	19	(8,351)	(217)
Less (income) loss allocable to unvested restricted units	(44)	3	(111)	(29)
Limited partners' interest in net income (loss)	$6,804	$(946)	$19,747	$10,581

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:*
Terminalling and storage	$23,061	$18,743	$43,535	$36,753
Marine transportation	6,622	6,415	13,367	12,264
Product Sales	1,759	3,709	3,348	5,601
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	6,810	10,808	13,728	19,261
Sulfur services	3,618	4,452	7,242	9,317
Terminalling and storage	5,632	6,553	11,034	16,397
Expenses:
Operating expenses	18,915	19,248	39,315	37,487
Selling, general and administrative	5,849	5,489	11,843	10,873

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$6,804	$316	$18,896	$12,419
Discontinued operations	—	(1,262)	851	(1,838)
	$6,804	$(946)	$19,747	$10,581
General partner interest:
Continuing operations	$4,113	$8	$7,992	$255
Discontinued operations	—	(27)	359	(38)
	$4,113	$(19)	$8,351	$217

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.19	$0.01	$0.54	$0.45
Discontinued operations	—	(0.04)	0.02	(0.07)
	$0.19	$(0.03)	$0.56	$0.38

Weighted average limited partner units - basic	35,308	28,924	35,316	27,757

Diluted:
Continuing operations	$0.19	$0.01	$0.54	$0.45
Discontinued operations	—	(0.04)	0.02	(0.07)
	$0.19	$(0.03)	$0.56	$0.38

Weighted average limited partner units - diluted	35,376	28,958	35,372	27,791

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net income	—	10,610	217	10,827
Issuance of common units	4,017,156	160,514	—	160,514
Issuance of restricted units	6,900	—	—	—
Forfeiture of restricted units	(3,250)	—	—	—
General partner contribution	—	—	3,407	3,407
Cash distributions	—	(42,192)	(953)	(43,145)
Excess purchase price over carrying value of acquired assets	—	(5,397)	—	(5,397)
Unit-based compensation	—	387	—	387
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - June 30, 2014	30,639,432	$377,673	$9,060	$386,733

Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	19,858	8,351	28,209
Issuance of common units	—	(269)	—	(269)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,000)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(57,612)	(8,965)	(66,577)
Unit-based compensation	—	750	—	750
Reimbursement of excess purchase price over carrying value of acquired assets	—	750	—	750
Balances - June 30, 2015	35,456,862	$434,420	$14,169	$448,589

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,209	$10,827
Less: (Income) loss from discontinued operations, net of income taxes	(1,215)	1,881
Net income from continuing operations	26,994	12,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,402	27,820
Amortization of deferred debt issuance costs	1,742	4,588
Amortization of debt discount	—	1,305
Amortization of premium on notes payable	(164)	(82)
Loss (gain) on sale of property, plant and equipment	165	(54)
Equity in earnings of unconsolidated entities	(3,389)	(1,642)
Non-cash mark-to-market on derivatives	—	(547)
Unit-based compensation	750	387
Preferred dividends on MET investment	—	1,116
Return on investment	4,400	—
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	58,689	16,305
Product exchange receivables	2,752	(1,437)
Inventories	12,204	(15,648)
Due from affiliates	3,800	(9,816)
Other current assets	(711)	(1,430)
Trade and other accounts payable	(46,283)	(23,460)
Product exchange payables	2,308	12,483
Due to affiliates	(118)	3,959
Income taxes payable	(438)	(386)
Other accrued liabilities	(959)	(1,449)
Change in other non-current assets and liabilities	(1,709)	587
Net cash provided by continuing operating activities	105,435	25,307
Net cash used in discontinued operating activities	(1,351)	(4,358)
Net cash provided by operating activities	104,084	20,949
Cash flows from investing activities:
Payments for property, plant and equipment	(28,027)	(41,237)
Acquisitions, less cash acquired	—	(1,991)
Payments for plant turnaround costs	(1,754)	(3,910)
Proceeds from sale of property, plant and equipment	776	702
Proceeds from involuntary conversion of property, plant and equipment	—	2,475
Investment in unconsolidated entities	—	(134,413)
Return of investments from unconsolidated entities	—	2,425
Contributions to unconsolidated entities	—	(3,070)
Net cash used in continuing investing activities	(29,005)	(179,019)
Net cash provided by discontinued investing activities	41,250	—
Net cash provided by (used in) investing activities	12,245	(179,019)
Cash flows from financing activities:
Payments of long-term debt	(151,000)	(885,000)
Proceeds from long-term debt	101,000	917,250
Proceeds from issuance of common units, net of issuance related costs	(269)	160,514
General partner contribution	55	3,407
Purchase of treasury units	—	(277)
Payment of debt issuance costs	(306)	(3,120)
Excess purchase price over carrying value of acquired assets	—	(5,397)
Reimbursement of excess purchase price over carrying value of acquired assets	750	—
Cash distributions paid	(66,577)	(43,145)
Net cash provided by (used in) financing activities	(116,347)	144,232
Net decrease in cash	(18)	(13,838)
Cash at beginning of period	42	16,542
Cash at end of period	$24	$2,704
Non-cash additions to property, plant and equipment	$3,767	$3,111

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires a master limited partnership ("MLP") to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU for limited partners that was previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application and early adoption is permitted. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated and condensed financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Early application is permitted under the retrospective transition method. The Partnership has elected to adopt this guidance effective January 1, 2015. The standard only affects presentation on the Partnership's Consolidated and Condensed Balance Sheets and does not affect any of the Partnership's other financial statements. The amount of debt issuance costs, net of accumulated amortization, from the December 31, 2014 audited balance sheet that were reclassified and shown as a reduction of the related long-term debt balances is $13,118.

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
June 30, 2015
(Unaudited)

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

The Partnership’s results of operations from the Cardinal acquisition include revenues of $16,181 and net income of $3,062 for the three months ended June 30, 2015 and revenues of $32,668 and net income of $6,090 for the six months ended June 30, 2015.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

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

Pro Forma Financial Information for Cardinal and WTLPG

The following pro forma consolidated results of operations for the three and six months ended June 30, 2014 have been prepared as if the acquisition of Cardinal and WTLPG occurred at the beginning of fiscal 2014:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue:
As reported	$403,261	$888,070
Pro forma	$420,175	$923,413
Net income (loss) from continuing operations attributable to limited partners:
As reported	$316	$12,419
Pro forma	$(7,098)	$(4,216)
Net loss from discontinued operations attributable to limited partners:
As reported	$(1,262)	$(1,838)
Pro forma	$(1,262)	$(1,838)
Net income (loss) from continuing operations per unit attributable to limited partners - basic:
As reported	$0.01	$0.45
Pro forma	$(0.25)	$(0.15)
Net loss from discontinued operations per unit attributable to limited partners - basic:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.07)
Net income (loss) from continuing operations per unit attributable to limited partners - diluted:
As reported	$0.01	$0.45
Pro forma	$(0.25)	$(0.15)
Net loss from discontinued operations per unit attributable to limited partners - diluted:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.07)

(4)	Discontinued operations and divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three and six months ended June 30, 2015 and 2014. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total revenues from third parties[1]	$—	$15,683	$791	$33,175
Total costs and expenses and other, net, excluding depreciation and amortization	—	16,592	1,038	34,290
Depreciation and amortization	—	383	—	766
Other operating income[2]	—	—	1,462	—
Income (loss) from discontinued operations before income taxes	—	(1,292)	1,215	(1,881)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$(1,292)	$1,215	$(1,881)

1 Total revenues from third parties excludes intercompany revenues of $0 and $0 for the three months ended June 30, 2015 and 2014, respectively. Total revenues from third parties excludes intercompany revenues of $0 and $5,273 for the six months ended June 30, 2015 and 2014, respectively.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(5)	Inventories

Components of inventories at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Natural gas liquids	$22,658	$27,820
Sulfur	11,817	12,231
Sulfur based products	13,981	16,280
Lubricants	24,923	29,096
Other	3,184	3,291
	$76,563	$88,718

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
June 30, 2015
(Unaudited)

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

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets and the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations:

	June 30, 2015	December 31, 2014
WTLPG	$133,495	$134,506
Total investment in unconsolidated entities	$133,495	$134,506

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity in earnings of WTLPG	$1,649	$769	$3,389	$769
Equity in earnings (loss) of Cardinal	—	608	—	(243)
Equity in earnings of MET	—	561	—	1,116
Equity in earnings of unconsolidated entities	$1,649	$1,938	$3,389	$1,642

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income (Loss)
2015
WTLPG	$825,236	$821,140	$21,762	$8,242	$43,916	$16,945
	As of December 31,
2014
WTLPG	$827,697	$818,546	$25,950	$10,071	$47,914	$20,601
Cardinal	$—	$—	$16,914	$2,353	$35,343	$(605)

As of June 30, 2015 and December 31, 2014, the Partnership’s interest in cash of the unconsolidated equity-method investee was $2,610 and $10, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership did not have any commodity derivative instruments outstanding during the six months ended June 30, 2015 or 2014.

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

During the six months ended June 30, 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes
("interest rate swaptions") through June 30, 2015. In connection with the interest rate swaption contracts, the Partnership received premiums of $1,120 and $1,745, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheet, during the three and six months ended June 30, 2015, respectively. Each of the interest rate swaptions was fully amortized as of June 30, 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three and six months ended June 30, 2015, the Partnership recognized $1,120 and $1,745, respectively, of premium in "Interest expense, net" on the Partnership's Consolidated and Condensed Statement of Operations related to the interest rate swaption contracts.

For information regarding gains and losses on interest rate derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Three Months Ended June 30, 2015 and 2014

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$1,120	$2,927
Total derivatives not designated as hedging instruments		$1,120	$2,927

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Six Months Ended June 30, 2015 and 2014

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$1,745	$2,927
Total derivatives not designated as hedging instruments		$1,745	$2,927

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
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

The fair value of the following items are required to be disclosed on a recurring basis subject to the requirements of ASC 820 at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - Martin Energy Trading	$15,844	$—	$—	$15,844
Total assets	$15,844	$—	$—	$15,844

Liabilities
2021 Senior unsecured notes	$395,029	$—	$395,029	$—
Total liabilities	$395,029	$—	$395,029	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - Martin Energy Trading	$15,852	$—	$—	$15,852
Total assets	$15,852	$—	$—	$15,852

Liabilities
2021 Senior unsecured notes	$385,077	$—	$385,077	$—
Total liabilities	$385,077	$—	$385,077	$—

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

•
Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short-term maturity and highly liquid nature of these instruments, and as such these have been excluded from the table above. There is negligible credit risk associated with these instruments.

•
Note receivable and long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2.  The Partnership has not had any indicators which represent a change in the market spread associated with its variable interest rate debt. The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from Martin Energy Trading was determined by calculating the net present value of the interest payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	June 30, 2015	December 31, 2014
Customer contracts and relationships, net	$61,209	$72,171
Other intangible assets	2,011	2,215
Other	8,426	7,079
	$71,646	$81,465

Accumulated amortization of intangible assets was $23,719 and $12,125 at June 30, 2015 and December 31, 2014, respectively.

Components of "Other accrued liabilities" were as follows:

	June 30, 2015	December 31, 2014
Accrued interest	$10,995	$10,996
Property and other taxes payable	5,727	7,524
Accrued payroll	3,483	3,125
Other	139	156
	$20,344	$21,801

(10)	Long-Term Debt

At June 30, 2015 and December 31, 2014, long-term debt consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

	June 30, 2015	December 31, 2014
$900,000 Revolving credit facility at variable interest rate (2.94%[1] weighted average at June 30, 2015), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $7,584 and $8,656, respectively	$442,416	$491,344
$400,000 Senior notes, 7.250% interest, net of unamortized debt issuance costs of $4,098 and $4,462, respectively, including unamortized premium of $1,841 and $2,005, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured	397,743	397,543
Total long-term debt, net	840,159	888,887
Less current installments	—	—
Long-term debt, net of current installments	$840,159	$888,887

     1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%.  The applicable margin for existing LIBOR borrowings at June 30, 2015 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $3,015 and $6,735 for the three months ended June 30, 2015 and 2014, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $21,104 and $18,424 for the six months ended June 30, and 2014, respectively.  Capitalized interest was $570 and $335 for the three months ended June 30, 2015 and 2014, respectively. Capitalized interest was $1,095 and $723 for the six months ended June 30, 2015 and 2014, respectively.

(11)	Partners' Capital

As of June 30, 2015, Partners’ capital consisted of 35,456,862 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the "Sales Agents") for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for proceeds of $0 and $17,798 during the six months ended June 30, 2015 and 2014, respectively. The Partnership paid $228 and $382 in equity issuance related costs for the six months ended June 30, 2015 and 2014, respectively. Under the the program, the Partnership issued 0 and 417,156 common units during the six months ended June 30, 2015 and 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. Under the program, the Partnership also received capital contributions from the general partner of $0 and $356 during the six months ended June 30, 2015 and 2014, respectively, to maintain its 2% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner would forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. As of March 31, 2015, all incentive distributions the general partner agreed to forego were satisfied. The general partner received $3,893 and $7,631 in incentive distributions during the three and six months ended June 30, 2015. No incentive distributions were paid to the general partner during the three and six months ended June 30, 2014.

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

Net Income per Unit

The Partnership follows the provisions of the FASB ASC 260-10 related to earnings per share, which addresses the application of the two-class method in determining income per unit for master limited partnerships having multiple classes of securities that may participate in partnership distributions accounted for as equity distributions. Undistributed earnings are allocated to the general partner and limited partners utilizing the contractual terms of the Partnership Agreement. Distributions to the general partner pursuant to the IDRs are limited to available cash that will be distributed as defined in the Partnership Agreement. Accordingly, the Partnership does not allocate undistributed earnings to the general partner for the IDRs because the general partner's share of available cash is the maximum amount that the general partner would be contractually entitled to receive if all earnings for the period were distributed. When current period distributions are in excess of earnings, the excess distributions for the period are to be allocated to the general partner and limited partners based on their respective sharing of income and losses specified in the Partnership Agreement. Additionally, as required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Continuing operations:	2015	2014	2015	2014
Income from continuing operations	$10,961	$324	$26,994	$12,708
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,893	—	7,452	—
Distributions payable on behalf of general partner interest	667	624	1,277	1,120
General partner interest in undistributed earnings	(447)	(616)	(737)	(865)
Less income allocable to unvested restricted units	44	—	106	34
Limited partners’ interest in income from continuing operations	$6,804	$316	$18,896	$12,419

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued operations:	2015	2014	2015	2014
Income (loss) from discontinued operations	$—	$(1,292)	$1,215	$(1,881)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	335	—
Distributions payable on behalf of general partner interest	—	(142)	58	(166)
General partner interest in undistributed earnings	—	115	(34)	128
Less income allocable to unvested restricted units	—	(3)	5	(5)
Limited partners’ interest in income (loss) from discontinued operations	$—	$(1,262)	$851	$(1,838)

The weighted average units outstanding for basic net income per unit were 35,307,638 and 35,315,989 for the three and six months ended June 30, 2015, respectively. The weighted average units outstanding for basic net income per unit were 28,923,513 and 27,757,304 for the three and six months ended June 30, 2014, respectively. All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 68,499 and 56,115 for the three and six months ended June 30, 2015, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan. For diluted net income per unit, the weighted average units outstanding were increased by 34,233 and 33,350 for the three and six months ended June 30, 2014, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

(12)	Related Party Transactions

As of June 30, 2015, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2015, of approximately 17.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2015
(Unaudited)

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, ammonia, asphalt, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business;

◦	operating a natural gas optimization business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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
June 30, 2015
(Unaudited)

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

Effective January 1, 2015, through December 31, 2015, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,679.  The Partnership reimbursed Martin Resource Management for $3,419 and $3,134 of indirect expenses for the three months ended June 30, 2015 and 2014, respectively.  The Partnership reimbursed Martin Resource Management for $6,839 and $6,268 of indirect expenses for the six months ended June 30, 2015 and 2014, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2015
(Unaudited)

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

Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management dated November 1, 2002, under which Martin Resource Management provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.  Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management.

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Terminalling and storage	$23,061	$18,743	$43,535	$36,753
Marine transportation	6,622	6,415	13,367	12,264
Product sales:
Natural gas services	286	2,217	300	3,046
Sulfur services	970	1,268	2,044	2,223
Terminalling and storage	503	224	1,004	332
	1,759	3,709	3,348	5,601
	$31,442	$28,867	$60,250	$54,618

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of products sold:
Natural gas services	$6,810	$10,808	$13,728	$19,261
Sulfur services	3,618	4,452	7,242	9,317
Terminalling and storage	5,632	6,553	11,034	16,397
	$16,060	$21,813	$32,004	$44,975

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Marine transportation	$8,038	$8,823	$16,598	$18,487
Natural gas services	1,992	798	4,155	1,404
Sulfur services	2,036	2,034	3,699	3,520
Terminalling and storage	6,849	7,593	14,863	14,076
	$18,915	$19,248	$39,315	$37,487

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative:
Marine transportation	$8	$7	$16	$15
Natural gas services	1,238	1,146	2,401	2,104
Sulfur services	642	820	1,438	1,663
Terminalling and storage	542	343	1,149	728
Indirect overhead allocation, net of reimbursement	3,419	3,173	6,839	6,363
	$5,849	$5,489	$11,843	$10,873

Other Related Party Transactions

As discussed in Note 6, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheet. Interest income for the three and six months ended June 30, 2015 was $561 and $1,116, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $314 and $354 were recorded in income tax expense for the three months ended June 30, 2015 and 2014, respectively. State income taxes attributable to the Texas margin tax of $614 and $654 were recorded in income tax expense for the six months ended June 30, 2015 and 2014, respectively.

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
June 30, 2015
(Unaudited)

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

Three Months Ended June 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$69,287	$(1,255)	$68,032	$9,617	$5,298	$8,207
Natural gas services	114,350	—	114,350	8,373	9,260	5,395
Sulfur services	48,374	—	48,374	2,105	7,144	147
Marine transportation	20,886	(543)	20,343	2,590	2,428	502
Indirect selling, general and administrative	—	—	—	—	(4,500)	—
Total	$252,897	$(1,798)	$251,099	$22,685	$19,630	$14,251

Three Months Ended June 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$86,917	$(1,307)	$85,610	$9,415	$8,365	$15,544
Natural gas services	232,986	—	232,986	293	7,106	74
Sulfur services	62,581	—	62,581	2,031	7,886	1,633
Marine transportation	23,282	(1,198)	22,084	2,473	(522)	4,258
Indirect selling, general and administrative	—	—	—	—	(4,838)	—
Total	$405,766	$(2,505)	$403,261	$14,212	$17,997	$21,509

Six Months Ended June 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$139,321	$(2,499)	$136,822	$19,406	$12,985	$17,882
Natural gas services	277,140	—	277,140	16,775	18,147	14,109
Sulfur services	101,511	—	101,511	4,231	15,266	361
Marine transportation	42,832	(1,853)	40,979	4,990	7,244	1,196
Indirect selling, general and administrative	—	—	—	—	(9,310)	—
Total	$560,804	$(4,352)	$556,452	$45,402	$44,332	$33,548

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

Six Months Ended June 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$174,214	$(2,530)	$171,684	$18,390	$16,676	$33,306
Natural gas services	554,400	—	554,400	413	17,161	574
Sulfur services	116,788	—	116,788	4,014	15,954	3,081
Marine transportation	47,396	(2,198)	45,198	5,003	2,440	8,186
Indirect selling, general and administrative	—	—	—	—	(9,735)	—
Total	$892,798	$(4,728)	$888,070	$27,820	$42,496	$45,147

The Partnership's assets by reportable segment as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
Total assets:
Terminalling and storage	$435,347	$446,313
Natural gas services	693,187	795,462
Sulfur services	136,537	145,852
Marine transportation	146,439	153,174
Total assets	$1,411,510	$1,540,801

(15)	Unit Based Awards

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employees	$341	$156	$652	$284
Non-employee directors	10	52	98	103
Total unit-based compensation expense	$351	$208	$750	$387

Long-Term Incentive Plans

      The Partnership's general partner has a long-term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

The plan consists of two components: restricted units and unit options. The plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of the general partner’s board of directors (the "Compensation Committee").

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
June 30, 2015
(Unaudited)

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2015 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	63,824	$31.57
Granted	91,950	$28.69
Vested	(3,550)	$34.56
Forfeited	(1,000)	$31.06
Non-Vested, end of period	151,224	$29.75

Aggregate intrinsic value, end of period	$4,620

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2015 and 2014 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Aggregate intrinsic value of units vested	$—	$—	$110	$249
Fair value of units vested	$—	$—	$113	$247

As of June 30, 2015, there was $2,682 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.87 years.

In conjunction with restricted unit issuances during the six months ended June 30, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

Unit Options.  The plan currently permits the grant of options covering common units. As of June 30, 2015, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(16)	Condensed Consolidating Financial Information

The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2015
(Unaudited)

or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior unsecured notes and any subsidiaries other than the subsidiary guarantors are minor.

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership has made no determination if the conditions are expected to be met in 2016. For the three and six months ended June 30, 2015, the Partnership received $750 related to the Purchase Price Reimbursement Agreement.

The Partnership has been named as a defendant in a case in Cameron Parish, Louisiana that was served on July 17, 2015. The plaintiff alleges that the Partnership has breached a lease agreement with it by failing to perform work to the property as required under the lease agreement. Prior to this litigation, the Partnership planned to spend $1,600 for such work in 2015. The Partnership intends to vigorously defend this matter and at this time is unable to ascertain the damages, if any, that could ultimately be awarded against it.

(18)	Subsequent Events

Quarterly Distribution. On July 23, 2015, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the second quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on August 14, 2015 to unitholders of record as of August 7, 2015. Additionally, the Partnership expects to pay a distribution to its general partner in the amount of $4,560. Of this amount, $667 is related to the base general partner distribution and $3,893 represents incentive distribution rights paid to the general partner.

Interest Rate Swaps. The Partnership entered into an interest rate swap agreement effective July 2, 2015 with an aggregate notional amount of $200,000 to hedge its exposure to changes in the fair value of its senior unsecured notes.  The termination date of this interest rate swap is July 2, 2020. Under these swap agreements, the Partnership will pay a floating rate of interest and receive a fixed rate based on a three-month U.S. Dollar LIBOR rate to match the fixed rate of the senior unsecured notes. The Partnership will not apply hedge accounting treatment to this instrument. Changes in the fair value of this instrument will be recorded on the Partnership’s Consolidated and Condensed Statements of Operations.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Subsequent Events

Quarterly Distribution.  On July 23, 2015, we declared a quarterly cash distribution of $0.8125 per common unit for the second quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on August 14, 2015 to unitholders of record as of August 7, 2015. Additionally, we expect to pay a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Interest Rate Swaps. We entered into an interest rate swap agreement effective July 2, 2015 with an aggregate notional amount of $200.0 million to hedge our exposure to changes in the fair value of our senior unsecured notes.  The termination date of this interest rate swap is July 2, 2020. Under these swap agreements, we will pay a floating rate of interest and receive a fixed rate based on a three-month U.S. Dollar LIBOR rate to match the fixed rate of the senior unsecured notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2014. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2015 and 2014:

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

If actual collection results are not consistent with our judgments, we may experience an increase in uncollectible receivables. A 10% increase in our allowance for doubtful accounts would not significantly impact net income.

Depreciation
Depreciation expense is computed using the straight-line method over the useful life of the assets.
Determination of depreciation expense requires judgment regarding estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, estimates are reviewed to determine if any changes in the underlying assumptions are needed.

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $7.3 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we recorded no impairment charges during the three and six month periods ended June 30, 2015 and 2014. If actual events are not consistent with our estimates and assumptions change due to new information, we may incur an impairment charge.

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
Estimating environmental liabilities requires significant management judgment as well as possible use of third party specialists knowledgeable in such matters.	Environmental liabilities have not adversely affected our results of operations or financial condition in the past, and we do not anticipate that they will in the future.

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, ammonia, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Alabama, Louisiana, Florida, Mississippi and Texas;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business;

•	operating a natural gas optimization business;

•	operating, for its account and our account, the docks, roads, loading and unloading facilities and other common use facilities or access routes at our Stanolind terminal; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $37.4 million of direct costs and expenses for the three months ended June 30, 2015 compared to $43.4 million for the three months ended June 30, 2014. We reimbursed Martin Resource Management for $76.3 million of direct costs and expenses for the six months ended June 30, 2015 compared to $87.0 million for the six months ended June 30, 2014. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30,

2015 and 2014, the conflicts committee of our general partner's board of directors ("Conflicts Committee") approved reimbursement amounts of $3.4 million and $3.2 million, respectively, reflecting our allocable share of such expenses. For the six months ended June 30, 2015 and 2014, the Conflicts Committee approved reimbursement amounts of $6.8 million and $6.4 million million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 11% and 7% of our total cost of products sold during the three months ended June 30, 2015 and 2014, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 6% of our total cost of products sold during the six months ended June 30, 2015 and 2014, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 13% and 7% of our total revenues for the three months ended June 30, 2015 and 2014, respectively.  Our sales to Martin Resource Management accounted for approximately 11% and 6% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2015 and 2014.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$10,961	$(968)	$28,209	$10,827
Less: (Income) loss from discontinued operations, net of income taxes	—	1,292	(1,215)	1,881
Income from continuing operations	10,961	324	26,994	12,708
Adjustments:
Interest expense	9,925	11,441	20,471	22,892
Income tax expense	314	354	614	654
Depreciation and amortization	22,685	14,212	45,402	27,820
EBITDA	43,885	26,331	93,481	64,074
Adjustments:
Equity in earnings of unconsolidated entities	(1,649)	(1,938)	(3,389)	(1,642)
(Gain) loss on sale of property, plant and equipment	153	(99)	165	(54)
Debt prepayment premium	—	7,767	—	7,767
Distributions from unconsolidated entities	2,300	561	4,400	1,341
Unit-based compensation	351	208	750	387
Adjusted EBITDA	45,040	32,830	95,407	71,873
Adjustments:
Interest expense	(9,925)	(11,441)	(20,471)	(22,892)
Income tax expense	(314)	(354)	(614)	(654)
Amortization of debt discount	—	1,228	—	1,305
Amortization of debt premium	(82)	(82)	(164)	(82)
Amortization of deferred debt issuance costs	874	3,778	1,742	4,588
Non-cash mark-to-market on derivatives	—	547	—	547
Payments for plant turnaround costs	(286)	(1,746)	(1,754)	(3,910)
Maintenance capital expenditures	(3,424)	(4,616)	(5,183)	(8,954)
Distributable Cash Flow	$31,883	$20,144	$68,963	$41,821

Results of Operations

The results of operations for the three and six months ended June 30, 2015 and 2014 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2015 and 2014.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2015	(in thousands)
Terminalling and storage	$69,287	$(1,255)	$68,032	$6,061	$(763)	$5,298
Natural gas services	114,350	—	114,350	8,809	451	9,260
Sulfur services	48,374	—	48,374	7,806	(662)	7,144
Marine transportation	20,886	(543)	20,343	1,454	974	2,428
Indirect selling, general and administrative	—	—	—	(4,500)	—	(4,500)
Total	$252,897	$(1,798)	$251,099	$19,630	$—	$19,630

Three Months Ended June 30, 2014
Terminalling and storage	$86,917	$(1,307)	$85,610	$9,174	$(809)	$8,365
Natural gas services	232,986	—	232,986	6,113	993	7,106
Sulfur services	62,581	—	62,581	9,212	(1,326)	7,886
Marine transportation	23,282	(1,198)	22,084	(1,664)	1,142	(522)
Indirect selling, general and administrative	—	—	—	(4,838)	—	(4,838)
Total	$405,766	$(2,505)	$403,261	$17,997	$—	$17,997

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2015	(in thousands)
Terminalling and storage	$139,321	$(2,499)	$136,822	$13,913	$(928)	$12,985
Natural gas services	277,140	—	277,140	17,236	911	18,147
Sulfur services	101,511	—	101,511	17,359	(2,093)	15,266
Marine transportation	42,832	(1,853)	40,979	5,134	2,110	7,244
Indirect selling, general and administrative	—	—	—	(9,310)	—	(9,310)
Total	$560,804	$(4,352)	$556,452	$44,332	$—	$44,332

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2014	(in thousands)
Terminalling and storage	$174,214	$(2,530)	$171,684	$18,207	$(1,531)	$16,676
Natural gas services	554,400	—	554,400	15,341	1,820	17,161
Sulfur services	116,788	—	116,788	18,401	(2,447)	15,954
Marine transportation	47,396	(2,198)	45,198	282	2,158	2,440
Indirect selling, general and administrative	—	—	—	(9,735)	—	(9,735)
Total	$892,798	$(4,728)	$888,070	$42,496	$—	$42,496

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands, except BBL per day)
Revenues:
Services	$34,708	$35,474	$(766)	(2)%
Products	34,579	51,443	(16,864)	(33)%
Total revenues	69,287	86,917	(17,630)	(20)%

Cost of products sold	30,150	47,310	(17,160)	(36)%
Operating expenses	22,326	20,370	1,956	10%
Selling, general and administrative expenses	938	731	207	28%
Depreciation and amortization	9,617	9,415	202	2%
	6,256	9,091	(2,835)	(31)%
Other operating income (loss)	(195)	83	(278)
Operating income	$6,061	$9,174	$(3,113)	(34)%

Lubricant sales volumes (gallons)	5,984	8,814	(2,830)	(32)%
Shore-based throughput volumes (gallons)	43,836	61,466	(17,630)	(29)%
Smackover refinery throughput volumes (BBL per day)	6,524	7,102	(578)	(8)%
Corpus Christi crude terminal (BBL per day)	169,787	166,971	2,816	2%

Services revenues.  Services revenue decreased primarily due to a $1.2 million decrease at our crude terminal in Corpus Christi, Texas, which is attributable to decreased through-put revenue. This decrease is offset by increases at our Smackover refinery of $0.5 million related to increased contractual rates on minimum through-put fees and increases at our shore based terminals of $0.2 million related to increased consigned lubricants revenue.

Products revenues. A 44% decrease in sales volumes at our blending and packaging facilities resulted in a $15.2 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 1%, resulting in a $0.3 million increase in products revenues. The average sales price at our shore based terminals decreased 11%, resulting in a $1.8 million decrease in products revenues.

Cost of products sold.  A 44% decrease in sales volumes at our blending and packaging facilities resulted in a $12.8 million decrease in cost of products sold. The average price per gallon decreased 8%, resulting in a $2.4 million decrease in cost of products sold. The average price per gallon decreased 13%, resulting in a $1.9 million decrease in cost of products sold at our shore based terminals.

Operating expenses. Operating expenses at our specialty terminals increased $1.0 million, primarily due to increase in repairs and maintenance.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased in our blending and packaging operations related to increased marketing and compensation expense.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands, except BBL per day)
Revenues:
Services	$69,749	$68,498	$1,251	2%
Products	69,572	105,716	(36,144)	(34)%
Total revenues	139,321	174,214	(34,893)	(20)%

Cost of products sold	61,311	95,835	(34,524)	(36)%
Operating expenses	42,679	40,122	2,557	6%
Selling, general and administrative expenses	1,811	1,698	113	7%
Depreciation and amortization	19,406	18,390	1,016	6%
	14,114	18,169	(4,055)	(22)%
Other operating income (loss)	(201)	38	(239)	(629)%
Operating income	$13,913	$18,207	$(4,294)	(24)%

Lubricant sales volumes (gallons)	12,033	17,977	(5,944)	(33)%
Shore-based throughput volumes (gallons)	86,360	122,618	(36,258)	(30)%
Smackover refinery throughput volumes (BBL per day)	6,033	5,132	901	18%
Corpus Christi crude terminal (BBL per day)	175,151	153,732	21,419	14%

Services revenues. Services revenue increased $1.3 million, including $1.4 million at our Smackover refinery related to increased contractual rates and tolling fees and $0.7 million at our shore based terminals related to an increase in through-put rate and increased consigned lubricants revenue. These increases are offset by a $1.0 million decrease related to through-put at our crude terminal in Corpus Christi, Texas.

Products revenues. A 46% decrease in sales volumes at our blending and packaging facilities resulted in a $32.7 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 1%, resulting in a $0.9 million offsetting increase in products revenues. The average sales price from our shore based terminals decreased 12%, resulting in a $4.4 million decrease in products revenues.

Cost of products sold.  A 46% decrease in sales volumes at our blending and packaging facilities resulted in a $27.5 million decrease in cost of products sold. Average price per gallon decreased 5%, resulting in a $2.9 million decrease in cost of products sold. The average price per gallon decreased 12%, resulting in a $4.2 million decrease in cost of products sold at our shore based terminals.

Operating expenses. Operating expenses at our specialty terminals increased $2.0 million primarily as a result of $1.3 million in increased repairs and maintenance and $0.5 million related to wharfage fees. Operating expenses at our shore based terminals increased $0.3 million primarily related to tank cleaning and certification expenses. Operating expenses at our Smackover refinery increased $0.2 million related to tank lease expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$16,564	$—	$16,564
Products	97,786	232,986	(135,200)	(58)%
Total revenues	114,350	232,986	(118,636)	(51)%

Cost of products sold	89,074	223,806	(134,732)	(60)%
Operating expenses	5,727	1,173	4,554	388%
Selling, general and administrative expenses	2,364	1,601	763	48%
Depreciation and amortization	8,373	293	8,080	2,758%
	8,812	6,113	2,699	44%
Other operating income (loss)	(3)	—	(3)
Operating income	$8,809	$6,113	$2,696	44%

Distributions from unconsolidated entities	$2,300	$561	$1,739	310%

NGL sales volumes (Bbls)	3,220	3,728	(508)	(14)%

Services Revenues. Services revenues for the three months ended June 30, 2015 represents the natural gas storage revenue related to the acquisition of Cardinal, which occurred August 29, 2014.

Products Revenues. Product sales volumes decreased 14%, decreasing revenues $15.4 million.  Our NGL average sales price per barrel decreased $32.13, or 51%, resulting in a decrease to products revenues of $119.8 million. The decrease in average sales price per barrel was a result of a decline in market prices.

Cost of products sold.  Our average cost per barrel decreased $32.37, or 54%, decreasing cost of products sold by $120.7 million. The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 14%, resulted in a $14.1 million decrease to cost of products sold. Our margins increased $0.24 per barrel, or 10% during the period.

Operating expenses.  Operating expenses increased $4.6 million, $4.1 million of which is related to the acquisition of Cardinal and $0.5 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.7 million, $1.0 million of which is due to the acquisition of Cardinal. This increase was offset by a decrease in compensation expense of $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Distributions from unconsolidated entities. Distributions from unconsolidated entities for the three months ended June 30, 2015, represents the quarterly distribution from our interests in West Texas LPG Pipeline L.P. ("WTLPG") acquired in May 2014 of $2.3 million. The 2014 period includes a $0.6 million distribution from Martin Energy Trading.

Comparative Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$33,051	$—	$33,051
Products	244,089	554,400	(310,311)	(56)%
Total revenues	277,140	554,400	(277,260)	(50)%

Cost of products sold	227,241	533,667	(306,426)	(57)%
Operating expenses	11,416	2,092	9,324	446%
Selling, general and administrative expenses	4,465	2,887	1,578	55%
Depreciation and amortization	16,775	413	16,362	3,962%
	17,243	15,341	1,902	12%
Other operating income (loss)	(7)	—	(7)
Operating income	$17,236	$15,341	$1,895	12%

Distributions from unconsolidated entities	$4,400	$1,341	$3,059	228%

NGL sales volumes (Bbls)	7,089	11,741	(4,652)	(40)%

Services Revenues. Services revenue for the six months ended June 30, 2015 represents the natural gas storage revenue related to the acquisition of Cardinal, which occurred August 29, 2014.

Products Revenues. Product sales volumes decreased 40%, decreasing revenues $160.2 million.  Our NGL average sales price per barrel decreased $12.79, or 27%, resulting in a decrease to products revenues of $150.1 million. The decrease in average sales price per barrel was a result of a decline in market prices.

Cost of products sold.  Our average cost per barrel decreased $13.40, or 29%, decreasing cost of products sold by $157.3 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 40%, resulted in a $149.1 million decrease to cost of products sold. Our margins increased $0.61 per barrel, or 35% during the period.

Operating expenses.  Operating expenses increased $9.3 million, $8.1 million of which is related to the acquisition of Cardinal and $1.1 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.6 million, $2.3 million of which is due to the acquisition of Cardinal. This increase was offset a decrease in compensation expense of $0.7 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Distributions from unconsolidated entities. Distributions from unconsolidated entities for the six months ended June 30, 2015 represents two quarterly distributions from our interests in WTLPG of $4.4 million. The 2014 period includes a $0.2 million distribution from Cardinal and a $1.1 million distribution from Martin Energy Trading.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$3,090	$3,038	$52	2%
Products	45,284	59,543	(14,259)	(24)%
Total revenues	48,374	62,581	(14,207)	(23)%

Cost of products sold	33,613	45,406	(11,793)	(26)%
Operating expenses	3,987	4,809	(822)	(17)%
Selling, general and administrative expenses	863	1,123	(260)	(23)%
Depreciation and amortization	2,105	2,031	74	4%
Operating income	$7,806	$9,212	$(1,406)	(15)%

Sulfur (long tons)	222	204	18	9%
Fertilizer (long tons)	82	90	(8)	(9)%
Total sulfur services volumes (long tons)	304	294	10	3%

Revenues.  Product revenue decreased $15.7 million as a result of a 26% decrease in average sales price due to a decline in commodity prices. An increase in sales volumes resulted in an offsetting increase in product revenue of $1.5 million.

Cost of products sold.  A 28% decrease in prices reduced cost of products sold by $12.9 million, resulting from a decline in commodity prices. A 3% increase in volumes resulted in an offsetting increase in cost of products sold of $1.1 million. Margin per ton decreased $9.69, or 20%, resulting in a decrease in gross margin of $2.5 million.

Operating expenses.  Our operating expenses decreased as a result of lower tug/barge expenses of $0.6 million and reduced fuel expense of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of lower employee benefit costs.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$6,180	$6,075	$105	2%
Products	95,331	110,713	(15,382)	(14)%
Total revenues	101,511	116,788	(15,277)	(13)%

Cost of products sold	69,726	83,349	(13,623)	(16)%
Operating expenses	8,270	8,786	(516)	(6)%
Selling, general and administrative expenses	1,925	2,238	(313)	(14)%
Depreciation and amortization	4,231	4,014	217	5%
Operating income	$17,359	$18,401	$(1,042)	(6)%

Sulfur (long tons)	438	395	43	11%
Fertilizer (long tons)	178	181	(3)	(2)%
Total sulfur services volumes (long tons)	616	576	40	7%

Revenues.  Product revenue declined $21.6 million attributable to a 19% decrease in prices due to a decline in commodity prices. An increase in sales volumes resulted in an offsetting increase in product revenue of $6.2 million.

Cost of products sold.  Cost of products sold decreased $18.1 million due to a 22% reduction in prices, resulting from a decline in commodity prices. An increase in volumes resulted in a $4.5 million offsetting increase in cost of products sold. Margin per ton decreased $5.94, or 13%, resulting in a decrease in gross margin of $1.8 million.

Operating expenses.  Our operating expenses decreased primarily as a result of lower tug/barge expenses of $0.9 million. This decrease was offset by an increases in property taxes, fuel and outside towing of $0.2 million, $0.1 million and $0.1 million, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of lower employee benefit costs.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$20,886	$23,282	$(2,396)	(10)%
Operating expenses	16,523	22,177	(5,654)	(25)%
Selling, general and administrative expenses	350	312	38	12%
Depreciation and amortization	2,590	2,473	117	5%
	1,423	(1,680)	3,103	(185)%
Other operating income	31	16	15	94%
Operating income (loss)	$1,454	$(1,664)	$3,118	(187)%

Inland revenues.  A $2.3 million decrease in inland revenues is primarily attributable to $1.4 million from decreased utilization of the inland fleet and downtime experienced for regulatory maintenance. In addition, ancillary charges, primarily the rebill of fuel, decreased $0.9 million.

Offshore revenues.  A $0.2 million increase in offshore revenue is the result of increased utilization of the offshore fleet and downtime experienced for regulatory maintenance.

Operating expenses.  Operating expenses decreased as a result of decreased repairs and maintenance expense of $3.9 million, pass-through ancillary expenses of $0.8 million, outside towing of $0.2 million, $0.4 million of property and liability premiums, and $0.2 million of Jones Act claims.

Selling, general and administrative expenses. Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures.

Other operating loss.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$42,832	$47,396	$(4,564)	(10)%
Operating expenses	32,429	41,624	(9,195)	(22)%
Selling, general and administrative expenses	310	503	(193)	(38)%
Depreciation and amortization	4,990	5,003	(13)	—%
Operating income	$5,103	$266	$4,837	1,818%
Other operating income	31	16	15	94%
Operating income	$5,134	$282	$4,852	1,721%

Inland revenues.  Inland revenues decreased $5.1 million as a result of $2.9 million in ancillary charges, primarily fuel expenses. Additionally, $2.2 million of the decrease is related to decreased utilization of the inland fleet.

Offshore revenues. Offshore revenues increased $0.9 million primarily due to increased utilization.

Operating expenses.  The decrease in operating expenses is a result of lower repairs and maintenance of $4.9 million, decreased ancillary expenses of $3.0 million, primarily fuel. Additionally, property insurance premiums decreased $0.3 million and Jones Act claims decreased $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of a $1.4 million decrease during the quarter in a legal reserve established during the purchase of Talen's Marine & Fuel, LLC, offset by an increase in the reserve for an uncollectible customer receivable of $0.8 million and an increase in property taxes of $0.4 million.

Depreciation and amortization.  Depreciation and amortization decreased slightly as a result of certain marine assets becoming fully depreciated, offset by increases in depreciable assets related to recent capital expenditures.

Equity in Earnings of Unconsolidated Entities for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$1,649	$769	$880	114%
Equity in earnings of Cardinal	—	608	(608)	(100)%
Equity in earnings of MET	—	561	(561)	(100)%
Equity in earnings of unconsolidated entities	$1,649	$1,938	$(289)	(15)%

The three month period ended June 30, 2014 includes equity in earnings of WTLPG from the acquisition in May 2014. The investment was owned for the entire 2015 period.

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

Equity in Earnings of Unconsolidated Entities for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$3,389	$769	$2,620	341%
Equity in loss of Cardinal	—	(243)	243	100%
Equity in earnings of MET	—	1,116	(1,116)	(100)%
Equity in earnings of unconsolidated entities	$3,389	$1,642	$1,747	106%

The six month period ended June 30, 2014 includes equity in earnings of WTLPG from the acquisition in May 2014. The investment was owned for the entire 2015 period.

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

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$4,009	$2,207	$1,802	82%
7.250% Senior notes	7,250	7,220	30	—%
Amortization of deferred debt issuance costs	874	3,778	(2,904)	(77)%
Amortization of debt discount and premium	(82)	1,146	(1,228)	(107)%
Impact of interest rate derivative activity, including cash settlements	(1,120)	(2,927)	1,807	62%
Other	125	352	(227)	(64)%
Capitalized interest	(570)	(335)	(235)	(70)%
Interest income	(561)	—	(561)
Total interest expense, net	$9,925	$11,441	$(1,516)	(13)%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$8,130	$4,606	$3,524	77%
8.875% Senior notes	—	3,882	(3,882)	(100)%
7.250% Senior notes	14,500	11,751	2,749	23%
Amortization of deferred debt issuance costs	1,742	4,588	(2,846)	(62)%
Amortization of debt discount and premium	(164)	1,223	(1,387)	(113)%
Impact of interest rate derivative activity, including cash settlements	(1,745)	(2,927)	1,182	40%
Other	219	492	(273)	(55)%
Capitalized interest	(1,095)	(723)	(372)	(51)%
Interest income	(1,116)	—	(1,116)
Total interest expense, net	$20,471	$22,892	$(2,421)	(11)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2015	2014			2015	2014
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,500	$4,838	$(338)	(7)%	$9,310	$9,735	$(425)	(4)%

Indirect selling, general and administrative expenses decreased for the three months ended June 30, 2015 due to a $0.4 million reduction in acquisition due diligence costs and a $0.2 million decrease in tax fees. These decreases were offset by $0.3 million in higher overhead expenses allocated from Martin Resource Management.

For the six months ended June 30, 2015, the decrease in indirect selling, general and administrative expenses is attributable to lower due diligence costs of $0.8 million and reduced travel and entertainment, professional fees and worker compensation claims of $0.2 million, $0.2 million and $0.1 million, respectively. These decreases are offset by $0.6 million in increased overhead allocated from Martin Resource Management and $0.3 million in higher unit grant compensation expense.

Martin Resource Management allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, legal, treasury, clerical, billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management personnel that provide such centralized services. GAAP also permits other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation for these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income.

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2015	2014			2015	2014
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,419	$3,134	$285	9%	$6,839	$6,268	$571	9%

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

Recent Debt Financing Activity

On June 23, 2015, we amended the definition of Consolidated EBITDA (as defined in the credit facility agreement) to include cash interest payments received by the Partnership in respect of subordinated debt owed to the Partnership by MET. Additionally, the amendment permits us to purchase, redeem or otherwise acquire up to $25.0 million of our common units and/or senior unsecured notes, subject to compliance with certain minimum liquidity, maximum leverage and other conditions set forth in the amendment.

Recent Equity Markets Activity

On September 29, 2014, we completed a public offering of 3,450,000 common units at a price of $36.91 per common unit, before the payment of underwriters' discounts, commissions and offering expenses.  Total proceeds from the sale of the 3,450,000 common units, net of underwriters' discounts, commissions and offering expenses, were $122.2 million.  Our general partner contributed $2.6 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us.  The net proceeds from the common unit issuance were used to pay down outstanding amounts under our revolving credit facility.

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

Cash Flows - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table details the cash flow changes between the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$104,084	$20,949	$83,135	397%
Investing activities	12,245	(179,019)	191,264	107%
Financing activities	(116,347)	144,232	(260,579)	(181)%
Net decrease in cash and cash equivalents	$(18)	$(13,838)	$13,820	100%

The change in net cash provided by operating activities for the six months ended June 30, 2015 includes an increase in operating results plus other non-cash items of $27.0 million, a $49.8 million favorable variance in working capital, and an increase in distributions from equity method investees of $3.3 million. Net cash used in discontinued operating activities decreased $3.0 million in 2015.

Net cash provided by investing activities for the six months ended June 30, 2015 increased due to a $15.4 million decrease in capital expenditures and plant turnaround costs and $41.3 million in cash proceeds received from the disposition of the Floating Storage Assets. In addition, the $134.4 million investment in WTLPG occurred in the second quarter of 2014.

Net cash used in financing activities for the six months ended June 30, 2015 increased due to $82.2 million of increased net repayments of long-term borrowings and increased cash distributions of $23.4 million. Additionally, proceeds from equity offerings decreased $160.8 million in 2015.

Capital Expenditures and Plant Turnaround Costs

Our operations require continual investment to upgrade or enhance operations and to ensure compliance with safety, operational, and environmental regulations. Our capital expenditures consist primarily of:

•expansion capital expenditures to acquire assets to grow our business, to expand existing facilities, such as projects that increase operating capacity, or to reduce operating costs;

•maintenance capital expenditures made to maintain existing assets and operations; and

•plant turnaround costs made at our refinery to perform maintenance, overhaul and repair operations and to inspect, test and replace process materials and equipment.

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Expansion capital expenditures	$10,541	$15,147	$26,611	$32,283
Maintenance capital expenditures	3,424	4,616	5,183	8,954
Plant turnaround costs	286	1,746	1,754	3,910
Total	$14,251	$21,509	$33,548	$45,147

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three and six months ended June 30, 2015. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made on ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, plant turnaround costs relate to our Smackover refinery.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2015, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$450,000	$—	$450,000	$—	$—
2021 Senior unsecured notes	400,000	—	—	—	400,000
Throughput commitment	36,850	5,191	10,888	11,600	9,171
Operating leases	35,305	11,453	14,143	4,901	4,808
Interest expense: ¹
Revolving credit facility	36,239	13,214	23,025	—	—
2021 Senior unsecured notes	164,333	29,000	58,000	58,000	19,333
Total contractual cash obligations	$1,122,727	$58,858	$556,056	$74,501	$433,312

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At June 30, 2015, we had outstanding irrevocable letters of credit in the amount of $1.6 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

We maintain a $900.0 million credit facility, which was most recently amended on June 23, 2015 to change the definition of Consolidated EBITDA (as defined in the credit facility agreement) to include cash interest payments received by the Partnership in respect of subordinated debt owed to the Partnership by MET. Additionally, the amendment permits us to purchase, redeem or otherwise acquire up to $25.0 million of our common units and/or senior unsecured notes, subject to compliance with certain minimum liquidity, maximum leverage and other conditions set forth in the amendment.

As of June 30, 2015, the capacity of our revolving credit facility is $900.0 million. We had $450.0 million outstanding under the revolving credit facility and $1.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $448.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2015, we have the ability to borrow approximately $110.6 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2015, the level of outstanding draws on our credit facility has ranged from a low of $450.0 million to a high of $510.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at June 30, 2015 is 2.75%.

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

As of July 29, 2015, our outstanding indebtedness includes $460.0 million under our credit facility.

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our WTLPG and natural gas storage divisions of the Natural Gas Services segment each provide stable cash flows and are not generally subject to seasonal demand factors. Additionally, our Terminalling and Storage and Marine Transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.  However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Marine Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2015 or 2014.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2015 or 2014.

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

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.94% as of June 30, 2015.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2015, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.5 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $395.0 million as of June 30, 2015, based on market prices of similar debt at June 30, 2015.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $17.3 million decrease in fair value of our long-term debt at June 30, 2015.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 7/29/2015	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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

10.1
Fourth Amendment, dated June 23, 2015, to the Third Amended and Restated Credit Agreement, dated as of March 28, 2013, among the Partnership, the Operating Partnership, certain of their subsidiaries, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056) filed June 24, 2015, and incorporated herein by reference).

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