Form 10-Q
period 2015-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2015-10-28
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

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

The number of the registrant’s Common Units outstanding at October 28, 2015, was 35,456,612.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Assets
Cash	$13	$42
Accounts and other receivables, less allowance for doubtful accounts of $488 and $1,620, respectively	63,881	134,173
Product exchange receivables	2,137	3,046
Inventories	91,803	88,718
Due from affiliates	11,164	14,512
Other current assets	6,344	6,772
Assets held for sale	—	40,488
Total current assets	175,342	287,751

Property, plant and equipment, at cost	1,382,972	1,343,674
Accumulated depreciation	(393,035)	(345,397)
Property, plant and equipment, net	989,937	998,277

Goodwill	23,802	23,802
Investment in unconsolidated entities	132,458	134,506
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	64,896	81,465
Total assets	$1,401,435	$1,540,801

Liabilities and Partners’ Capital
Trade and other accounts payable	$69,584	$125,332
Product exchange payables	16,756	10,396
Due to affiliates	2,937	4,872
Income taxes payable	788	1,174
Fair value of derivatives	358	—
Other accrued liabilities	12,845	21,801
Total current liabilities	103,268	163,575

Long-term debt, net	876,405	888,887
Other long-term obligations	2,193	2,668
Total liabilities	981,866	1,055,130

Commitments and contingencies
Partners’ capital	419,569	485,671
Total liabilities and partners' capital	$1,401,435	$1,540,801

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Terminalling and storage *	$33,578	$31,880	$100,828	$97,848
Marine transportation *	18,977	24,281	59,956	69,479
Natural gas services	17,120	5,764	50,171	5,764
Sulfur services	3,090	3,037	9,270	9,112
Product sales: *
Natural gas services	86,714	217,398	330,803	771,798
Sulfur services	33,213	46,993	128,544	157,706
Terminalling and storage	33,329	47,735	102,901	153,451
	153,256	312,126	562,248	1,082,955
Total revenues	226,021	377,088	782,473	1,265,158

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	80,709	205,828	307,039	738,561
Sulfur services *	26,144	38,841	95,685	122,009
Terminalling and storage *	28,237	42,239	87,977	137,074
	135,090	286,908	490,701	997,644
Expenses:
Operating expenses *	45,310	47,283	138,399	137,294
Selling, general and administrative *	8,666	10,161	26,507	27,222
Depreciation and amortization	23,335	16,457	68,737	44,277
Total costs and expenses	212,401	360,809	724,344	1,206,437

Impairment of long-lived assets	—	(3,445)	—	(3,445)
Other operating income (loss)	(1,586)	347	(1,763)	401
Operating income	12,034	13,181	56,366	55,677

Other income (expense):
Equity in earnings of unconsolidated entities	2,363	2,655	5,752	4,297
Interest expense, net	(11,994)	(11,459)	(32,465)	(34,351)
Gain on retirement of senior unsecured notes	728	—	728	—
Debt prepayment premium	—	—	—	(7,767)
Reduction in carrying value of investment in Cardinal due to the purchase of the controlling interest	—	(30,102)	—	(30,102)
Other, net	399	287	757	170
Total other expense	(8,504)	(38,619)	(25,228)	(67,753)

Net income (loss) before taxes	3,530	(25,438)	31,138	(12,076)
Income tax expense	(200)	(300)	(814)	(954)
Income (loss) from continuing operations	3,330	(25,738)	30,324	(13,030)
Income (loss) from discontinued operations, net of income taxes	—	(1,167)	1,215	(3,048)
Net income (loss)	3,330	(26,905)	31,539	(16,078)
Less general partner's interest in net (income) loss	(3,959)	539	(12,310)	322
Less (income) loss allocable to unvested restricted units	(16)	62	(127)	33
Limited partners' interest in net income (loss)	$(645)	$(26,304)	$19,102	$(15,723)

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:*
Terminalling and storage	$15,091	$19,045	$58,626	$55,798
Marine transportation	6,552	6,076	19,919	18,340
Product Sales	1,731	883	5,079	6,484
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	6,470	9,908	20,198	29,169
Sulfur services	3,387	4,491	10,629	13,808
Terminalling and storage	3,227	9,174	14,261	25,571
Expenses:
Operating expenses	19,290	21,013	58,605	58,500
Selling, general and administrative	5,922	7,230	17,765	18,103

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(645)	$(25,162)	$18,366	$(12,743)
Discontinued operations	—	(1,142)	736	(2,980)
	$(645)	$(26,304)	$19,102	$(15,723)
General partner interest:
Continuing operations	$3,959	$(515)	$11,836	$(261)
Discontinued operations	—	(24)	474	(61)
	$3,959	$(539)	$12,310	$(322)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.02)	$(0.78)	$0.52	$(0.44)
Discontinued operations	—	(0.04)	0.02	(0.10)
	$(0.02)	$(0.82)	$0.54	$(0.54)

Weighted average limited partner units - basic	35,308	32,243	35,309	29,271

Diluted:
Continuing operations	$(0.02)	$(0.78)	$0.52	$(0.44)
Discontinued operations	—	(0.04)	0.02	(0.10)
	$(0.02)	$(0.82)	$0.54	$(0.54)

Weighted average limited partner units - diluted	35,308	32,243	35,369	29,271

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2014	26,625,026	$254,028	$6,389	$260,417
Net income	—	(15,756)	(322)	(16,078)
Issuance of common units	8,727,673	331,571	—	331,571
Issuance of restricted units	6,900	—	—	—
Forfeiture of restricted units	(3,500)	—	—	—
General partner contribution	—	—	6,995	6,995
Cash distributions	—	(66,473)	(1,506)	(67,979)
Excess purchase price over carrying value of acquired assets	—	(4,948)	—	(4,948)
Unit-based compensation	—	589	—	589
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances - September 30, 2014	35,349,699	$498,734	$11,556	$510,290

Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	19,229	12,310	31,539
Issuance of common units, net of issuance related costs	—	(330)	—	(330)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,250)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(86,420)	(13,526)	(99,946)
Unit-based compensation	—	1,080	—	1,080
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,500	—	1,500
Balances - September 30, 2015	35,456,612	$406,002	$13,567	$419,569

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$31,539	$(16,078)
Less: (Income) loss from discontinued operations, net of income taxes	(1,215)	3,048
Net income from continuing operations	30,324	(13,030)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,737	44,277
Amortization of deferred debt issuance costs	4,142	5,415
Amortization of debt discount	—	1,305
Amortization of premium on notes payable	(246)	(164)
Loss (gain) on sale of property, plant and equipment	1,751	(54)
Impairment of long-lived assets	—	3,445
Gain on retirement of senior unsecured notes	(728)	—
Equity in earnings of unconsolidated entities	(5,752)	(4,297)
Reduction in carrying value of investment in Cardinal due to purchase of the controlling interest	—	30,102
Non-cash mark-to-market on derivatives	358	489
Unit-based compensation	1,080	589
Preferred dividends on MET investment	—	1,498
Return on investment in unconsolidated subsidiary	7,800	600
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	69,967	32,345
Product exchange receivables	909	(3,624)
Inventories	(3,134)	(21,793)
Due from affiliates	3,348	(2,482)
Other current assets	354	1,219
Trade and other accounts payable	(59,124)	(28,426)
Product exchange payables	6,360	9,265
Due to affiliates	(1,935)	9,117
Income taxes payable	(386)	(202)
Other accrued liabilities	(8,490)	(7,214)
Change in other non-current assets and liabilities	(999)	1,115
Net cash provided by continuing operating activities	114,336	59,495
Net cash used in discontinued operating activities	(1,352)	(6,494)
Net cash provided by operating activities	112,984	53,001
Cash flows from investing activities:
Payments for property, plant and equipment	(40,123)	(58,522)
Acquisitions, less cash acquired	—	(100,046)
Payments for plant turnaround costs	(1,754)	(4,000)
Proceeds from sale of property, plant and equipment	1,985	702
Proceeds from involuntary conversion of property, plant and equipment	—	2,475
Investment in unconsolidated entities	—	(134,413)
Return of investments from unconsolidated entities	—	726
Contributions to unconsolidated entities	—	(3,386)
Net cash used in continuing investing activities	(39,892)	(296,464)
Net cash provided by discontinued investing activities	41,250	—
Net cash provided by (used in) investing activities	1,358	(296,464)
Cash flows from financing activities:
Payments of long-term debt	(224,310)	(1,458,096)
Proceeds from long-term debt	209,000	1,426,250
Proceeds from issuance of common units, net of issuance related costs	(330)	331,571
General partner contribution	55	6,995
Purchase of treasury units	—	(277)
Payment of debt issuance costs	(340)	(3,589)
Excess purchase price over carrying value of acquired assets	—	(4,948)
Reimbursement of excess purchase price over carrying value of acquired assets	1,500	—
Cash distributions paid	(99,946)	(67,979)
Net cash provided by (used in) financing activities	(114,371)	229,927
Net decrease in cash	(29)	(13,536)
Cash at beginning of period	42	16,542
Cash at end of period	$13	$3,006
Non-cash additions to property, plant and equipment	$4,389	$4,208

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

(1)	General

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership ("MLP") with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:  terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants; natural gas services, including liquids transportation and distribution services and natural gas storage; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marine transportation services for petroleum products and by-products.

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated and condensed financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method. This includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective on January 1, 2017. The Partnership is evaluating the effect that ASU 2015-11 will have on its consolidated and condensed financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires an MLP to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU for limited partners that was previously reported would not change as a result of the dropdown

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

transaction. The ASU also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application and early adoption is permitted. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated and condensed financial statements and related disclosures.

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
September 30, 2015
(Unaudited)

Restricted cash	$17,566
Other current assets	9,385
Property, plant and equipment	390,895
Intangible and other assets	80,135
Project level finance debt	(282,087)
Other current liabilities	(6,713)
Other non-current liabilities	(595)
Total	$208,586

Intangible assets consist of above-market gas storage customer contracts which are amortized based upon the terms of the individual contracts. At the acquisition date, the weighted average life of these contracts, based upon contracted volumes, was 5.1 years.

The Partnership’s results of operations from the Cardinal acquisition include revenues of $16,287 and net income of $3,142 for the three months ended September 30, 2015 and revenues of $49,030 and net income of $9,232 for the nine months ended September 30, 2015.

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
September 30, 2015
(Unaudited)

Pro Forma Financial Information for Cardinal and WTLPG

The following pro forma consolidated results of operations for the three and nine months ended September 30, 2014 have been prepared as if the acquisition of Cardinal and WTLPG occurred at the beginning of fiscal 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue:
As reported	$377,088	$1,265,158
Pro forma	$388,233	$1,311,646
Net income (loss) from continuing operations attributable to limited partners:
As reported	$(25,162)	$(12,743)
Pro forma	$1,124	$(3,093)
Net loss from discontinued operations attributable to limited partners:
As reported	$(1,142)	$(2,980)
Pro forma	$(1,142)	$(2,980)
Net income (loss) from continuing operations per unit attributable to limited partners - basic:
As reported	$(0.78)	$(0.44)
Pro forma	$0.03	$(0.11)
Net loss from discontinued operations per unit attributable to limited partners - basic:
As reported	$(0.04)	$(0.10)
Pro forma	$(0.04)	$(0.10)
Net income (loss) from continuing operations per unit attributable to limited partners - diluted:
As reported	$(0.78)	$(0.44)
Pro forma	$0.03	$(0.11)
Net loss from discontinued operations per unit attributable to limited partners - diluted:
As reported	$(0.04)	$(0.10)
Pro forma	$(0.04)	$(0.10)

Pro forma adjustments included above are based upon currently available information which includes certain estimates and assumptions. Although actual results could differ from the pro forma results, the Partnership believes the pro forma results provide a reasonable basis for presenting the significant effects of the transactions. However, the pro forma results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of fiscal 2014.

(4)	Discontinued operations and divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three and nine months ended September 30, 2015 and 2014. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues from third parties[1]	$—	$12,895	$791	$46,070
Total costs and expenses and other, net, excluding depreciation and amortization	—	13,776	1,038	48,066
Depreciation and amortization	—	286	—	1,052
Other operating income[2]	—	—	1,462	—
Income (loss) from discontinued operations before income taxes	—	(1,167)	1,215	(3,048)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$(1,167)	$1,215	$(3,048)

1 All revenues for the three months ended September 30, 2015 and 2014 were from third parties. Total revenues from third parties excludes intercompany revenues of $0 and $5,273 for the nine months ended September 30, 2015 and 2014, respectively.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(5)	Inventories

Components of inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Natural gas liquids	$39,383	$27,820
Sulfur	14,675	12,231
Sulfur based products	14,110	16,280
Lubricants	20,442	29,096
Other	3,193	3,291
	$91,803	$88,718

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
September 30, 2015
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

The following tables summarize the components of the investment in unconsolidated entities on the Partnership’s Consolidated and Condensed Balance Sheets, the components of equity in earnings of unconsolidated entities included in the Partnership’s Consolidated and Condensed Statements of Operations, and the components of the cash distributions received from unconsolidated entities:

	September 30, 2015	December 31, 2014
WTLPG	$132,458	$134,506
Total investment in unconsolidated entities	$132,458	$134,506

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity in earnings of WTLPG	$2,363	$1,138	$5,752	$1,907
Equity in earnings of Cardinal	—	1,135	—	892
Equity in earnings of MET	—	382	—	1,498
Equity in earnings of unconsolidated entities	$2,363	$2,655	$5,752	$4,297

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions from WTLPG	$3,400	$600	$7,800	$600
Distributions from Cardinal	—	—	—	225
Distributions from MET	—	382	—	1,498
Distributions from unconsolidated entities	$3,400	$982	$7,800	$2,323

Selected financial information for significant unconsolidated equity-method investees is as follows:

	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income (Loss)
2015
WTLPG	$833,299	$819,080	$26,094	$11,815	$70,010	$28,760
	As of December 31,
2014
WTLPG	$827,697	$818,546	$23,884	$7,403	$71,798	$28,004
Cardinal[1]	$—	$—	$11,145	$3,211	$46,488	$2,606

1Financial information for Cardinal includes revenues and net income for the 2014 period prior to the Partnership's acquisition of the 57.8% interest not previously owned.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

As of September 30, 2015 and December 31, 2014, the Partnership’s interest in cash of the unconsolidated equity-method investee was $3,360 and $10, respectively.

(7)	Derivative Instruments and Hedging Activities

The Partnership’s revenues and cost of products sold are materially impacted by changes in NGL prices. Additionally, the Partnership's results of operations are materially impacted by changes in interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. The Partnership is required to recognize all derivative instruments as either assets or liabilities at fair value on the Partnership’s Consolidated and Condensed Balance Sheets and to recognize certain changes in the fair value of derivative instruments on the Partnership’s Consolidated and Condensed Statements of Operations as they were not designated as hedges for accounting purposes for any of the periods presented.

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions through March 31, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a notional quantity of 320 barrels settling during the period from October 31, 2015 through March 31, 2016. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. MET serves as the counterparty for all positions outstanding at September 30, 2015. These instruments are recorded on the Partnership's Consolidated and Condensed Balance Sheets at September 30, 2015 in "Fair value of derivatives" as a current liability of $358.

As of September 30, 2014, the Partnership had a notional quantity of 3,631,740 MMBtu of natural gas call options with a strike price of $4.50 per MMBtu.  These options were in place to manage the purchase of base gas at Monroe Gas Storage Company, LLC for the portion of base gas that was currently leased with Credit Suisse and scheduled to be returned in January and February 2015.  The options were set to settle in two increments of 2,345,498 MMBtu and 1,286,242 MMBtu on January 31, 2015 and February 28, 2015, respectively.  These options were settled on December 31, 2014.

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

During the nine months ended September 30, 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through September 30, 2015. In connection with the interest rate swaption contracts, the Partnership received premiums of $750 and $2,495, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheet, during the three and nine months ended September 30, 2015, respectively. Each of the interest rate swaptions was fully amortized as of September 30, 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three and nine months ended September 30, 2015, the Partnership recognized $750 and $2,495, respectively, of premium in "Interest expense, net" on the Partnership's Consolidated and Condensed Statement of Operations related to the interest rate swaption contracts.

As of September 30, 2014, we had a combined notional principal amount of $250,000 of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with a portion of the Partnership's 2021 senior

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$358	$—
Total derivatives not designated as hedging instruments		$—	$—		$358	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Three Months Ended September 30, 2015 and 2014

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$750	$—
Interest rate contracts	Interest expense	—	63
Commodity contracts	Other income	—	21
Commodity contracts	Cost of products sold	(358)	—
Total derivatives not designated as hedging instruments		$392	$84

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statement of Operations
For the Nine Months Ended September 30, 2015 and 2014

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$2,495	$—
Interest rate contracts	Interest expense	—	(2,864)
Commodity contracts	Other income		21
Commodity contracts	Cost of products sold	(358)	—
Total derivatives not designated as hedging instruments		$2,137	$(2,843)

(8)	Fair Value Measurements

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

The fair value of the following items are required to be disclosed on a recurring basis subject to the requirements of ASC 820 at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Note receivable - Martin Energy Trading	$15,834	$—	$—	$15,834
Total assets	$15,834	$—	$—	$15,834

Liabilities
2021 Senior unsecured notes	$360,980	$—	$360,980	$—
Commodity derivative contracts	358		358	—
Total liabilities	$361,338	$—	$361,338	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
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

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	September 30, 2015	December 31, 2014
Customer contracts and relationships, net	$55,831	$72,171
Other intangible assets	1,914	2,215
Other	7,151	7,079
	$64,896	$81,465

Accumulated amortization of intangible assets was $29,558 and $12,125 at September 30, 2015 and December 31, 2014, respectively.

Components of "Other accrued liabilities" were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

	September 30, 2015	December 31, 2014
Accrued interest	$3,775	$10,996
Property and other taxes payable	6,496	7,524
Accrued payroll	2,447	3,125
Other	127	156
	$12,845	$21,801

(10)	Long-Term Debt

At September 30, 2015 and December 31, 2014, long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
$700,000[1] Revolving credit facility at variable interest rate (2.95%[2] weighted average at September 30, 2015), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $5,400 and $8,656, respectively[4]	$494,600	$491,344
$400,000[3] Senior notes, 7.25% interest, net of unamortized debt issuance costs of $3,758 and $4,462, respectively, including unamortized premium of $1,688 and $2,005, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured[4]	381,805	397,543
Total long-term debt, net	876,405	888,887
Less current installments	—	—
Long-term debt, net of current installments	$876,405	$888,887

1 On August 14, 2015, the Partnership reduced its borrowing capacity under the revolving credit facility from $900,000 to $700,000. The facility can be expanded up to $1,000,000 at any time under the accordion feature of the facility. The reduction in capacity resulted in the write-off of $1,625 of deferred debt costs.

2 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at September 30, 2015 and December 31, 2014 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%.  The applicable margin for existing LIBOR borrowings at September 30, 2015 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

3 In September 2015, the Partnership repurchased on the open market an aggregate $16,125 of 7.25% senior unsecured notes. These transactions resulted in a gain on retirement of $728, including the write-off of applicable pro-rata portion of deferred debt costs and premium.

4 The Partnership is in compliance with all debt covenants as of September 30, 2015.

The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $18,017 and $17,346 for the three months ended September 30, 2015 and 2014, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $39,121 and $35,770 for the nine months ended September 30, 2015 and 2014, respectively.  Capitalized interest was $427 and $234 for the three months ended September 30, 2015 and 2014, respectively. Capitalized interest was $1,522 and $957 for the nine months ended September 30, 2015 and 2014, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

(11)	Partners' Capital

As of September 30, 2015, Partners’ capital consisted of 35,456,612 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partner units representing approximately 17.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

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

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the "Sales Agents") for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for proceeds of $0 and $21,336 during the nine months ended September 30, 2015 and 2014, respectively. The Partnership paid $287 and $382 in equity issuance related costs for the nine months ended September 30, 2015 and 2014, respectively. Under the program, the Partnership issued 0 and 506,408 common units during the nine months ended September 30, 2015 and 2014, respectively. Common units issued were at market prices prevailing at the time of the sale. Under the program, the Partnership also received capital contributions from the general partner of $0 and $356 during the nine months ended September 30, 2015 and 2014, respectively, to maintain its 2% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner would forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

the owner of our general partner agreed to forego an additional $3,000 in incentive distributions. As of March 31, 2015, all incentive distributions the general partner agreed to forego were satisfied. The general partner received $3,893 and $11,524 in incentive distributions during the three and nine months ended September 30, 2015. No incentive distributions were paid to the general partner during the three and nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Continuing operations:	2015	2014	2015	2014
Income (loss) from continuing operations	$3,330	$(25,738)	$30,324	$(13,030)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,893	—	11,230	—
Distributions payable on behalf of general partner interest	667	101	1,925	1,221
General partner interest in undistributed loss	(601)	(616)	(1,319)	(1,481)
Less income allocable to unvested restricted units	16	(61)	122	(27)
Limited partners’ interest in income (loss) from continuing operations	$(645)	$(25,162)	$18,366	$(12,743)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Discontinued operations:	2015	2014	2015	2014
Income (loss) from discontinued operations	$—	$(1,167)	$1,215	$(3,048)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	450	—
Distributions payable on behalf of general partner interest	—	451	77	285
General partner interest in undistributed loss	—	(475)	(53)	(347)
Less income allocable to unvested restricted units	—	(1)	5	(6)
Limited partners’ interest in income (loss) from discontinued operations	$—	$(1,142)	$736	$(2,980)

The weighted average units outstanding for basic net income per unit were 35,307,583 and 35,308,990 for the three and nine months ended September 30, 2015, respectively. The weighted average units outstanding for basic net income per unit were 32,242,571 and 29,271,205 for the three and nine months ended September 30, 2014, respectively. All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 59,976 for the nine months ended September 30, 2015, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan. All common unit equivalents were antidilutive for the three months ended September 30, 2015 because the limited partners were allocated a net loss in this period. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2014 because the limited partners were allocated a net loss in these periods.

(12)	Related Party Transactions

As of September 30, 2015, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2015, of approximately 17.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2015
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

Effective January 1, 2015, through December 31, 2015, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,679.  The Partnership reimbursed Martin Resource Management for $3,420 and $3,134 of indirect expenses for the three months ended September 30, 2015 and 2014, respectively.  The Partnership reimbursed Martin Resource Management for $10,259 and $9,401 of indirect expenses for the nine months ended September 30, 2015 and 2014, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2015
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
September 30, 2015
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Terminalling and storage	$15,091	$19,045	$58,626	$55,798
Marine transportation	6,552	6,076	19,919	18,340
Product sales:
Natural gas services	479	—	779	3,046
Sulfur services	864	708	2,908	2,931
Terminalling and storage	388	175	1,392	507
	1,731	883	5,079	6,484
	$23,374	$26,004	$83,624	$80,622

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of products sold:
Natural gas services	$6,470	$9,908	$20,198	$29,169
Sulfur services	3,387	4,491	10,629	13,808
Terminalling and storage	3,227	9,174	14,261	25,571
	$13,084	$23,573	$45,088	$68,548

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Marine transportation	$8,055	$10,198	$24,653	$28,685
Natural gas services	2,218	1,510	6,373	2,914
Sulfur services	1,649	2,121	5,348	5,641
Terminalling and storage	7,368	7,184	22,231	21,260
	$19,290	$21,013	$58,605	$58,500

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative:
Marine transportation	$6	$8	$22	$23
Natural gas services	1,263	2,647	3,664	4,751
Sulfur services	661	840	2,099	2,503
Terminalling and storage	572	317	1,721	1,045
Indirect overhead allocation, net of reimbursement	3,420	3,418	10,259	9,781
	$5,922	$7,230	$17,765	$18,103

Other Related Party Transactions

As discussed in Note 6, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheet. Interest income for the three and nine months ended September 30, 2015 was $567 and $1,683, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the three and nine months ended September 30, 2014 was $185 and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

As discussed in Note 7, during the three months ended September 30, 2015, the Partnership entered into certain derivative financial instruments through March 31, 2016 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at September 30, 2015.

(13)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $200 and $300 were recorded in income tax expense for the three months ended September 30, 2015 and 2014, respectively. State income taxes attributable to the Texas margin tax of $814 and $954 were recorded in income tax expense for the nine months ended September 30, 2015 and 2014, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

Three Months Ended September 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$68,473	$(1,566)	$66,907	$9,624	$7,786	$7,928
Natural gas services	103,834	—	103,834	8,522	6,265	3,784
Sulfur services	36,303	—	36,303	2,129	2,908	289
Marine transportation	19,522	(545)	18,977	3,060	23	717
Indirect selling, general and administrative	—	—	—	—	(4,948)	—
Total	$228,132	$(2,111)	$226,021	$23,335	$12,034	$12,718

Three Months Ended September 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$80,948	$(1,333)	$79,615	$9,512	$5,920	$9,825
Natural gas services	223,162	—	223,162	2,398	8,651	4,611
Sulfur services	50,030	—	50,030	2,078	1,635	694
Marine transportation	25,858	(1,577)	24,281	2,469	1,454	2,245
Indirect selling, general and administrative	—	—	—	—	(4,479)	—
Total	$379,998	$(2,910)	$377,088	$16,457	$13,181	$17,375

Nine Months Ended September 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$207,794	$(4,065)	$203,729	$29,030	$20,771	$25,810
Natural gas services	380,974	—	380,974	25,297	24,412	17,893
Sulfur services	137,814	—	137,814	6,360	18,174	650
Marine transportation	62,354	(2,398)	59,956	8,050	7,267	1,913
Indirect selling, general and administrative	—	—	—	—	(14,258)	—
Total	$788,936	$(6,463)	$782,473	$68,737	$56,366	$46,266

Nine Months Ended September 30, 2014	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$255,162	$(3,863)	$251,299	$27,902	$22,596	$43,131
Natural gas services	777,562	—	777,562	2,811	25,812	5,185
Sulfur services	166,818	—	166,818	6,092	17,589	3,775
Marine transportation	73,254	(3,775)	69,479	7,472	3,894	10,431
Indirect selling, general and administrative	—	—	—	—	(14,214)	—
Total	$1,272,796	$(7,638)	$1,265,158	$44,277	$55,677	$62,522

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

The Partnership's assets by reportable segment as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
Total assets:
Terminalling and storage	$423,328	$446,313
Natural gas services	702,318	795,462
Sulfur services	135,641	145,852
Marine transportation	140,148	153,174
Total assets	$1,401,435	$1,540,801

(15)	Unit Based Awards

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employees	$333	$145	$985	$429
Non-employee directors	(3)	56	95	160
Total unit-based compensation expense	$330	$201	$1,080	$589

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2015 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	63,824	$31.02
Granted	91,950	$28.18
Vested	(3,550)	$32.47
Forfeited	(1,250)	$30.55
Non-Vested, end of period	150,974	$29.26

Aggregate intrinsic value, end of period	$3,635

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2015 and 2014 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Aggregate intrinsic value of units vested	$—	$—	$110	$249
Fair value of units vested	$—	$—	$113	$247

As of September 30, 2015, there was $2,227 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.62 years.

In conjunction with restricted unit issuances during the nine months ended September 30, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

Unit Options.  The plan currently permits the grant of options covering common units. As of September 30, 2015, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(16)	Condensed Consolidating Financial Information

The Partnership's operations are conducted by its operating subsidiaries as it has no independent assets or operations. Martin Operating Partnership L.P. (the "Operating Partnership"), the Partnership’s wholly-owned subsidiary, and the Partnership's other operating subsidiaries have issued in the past, and may issue in the future, unconditional guarantees of senior or subordinated debt securities of the Partnership. The guarantees that have been issued are full, irrevocable and unconditional and joint and several. In addition, the Operating Partnership may also issue senior or subordinated debt securities which, if issued, will be fully, irrevocably and unconditionally guaranteed by the Partnership. Substantially all of the Partnership's operating subsidiaries are subsidiary guarantors of its outstanding senior unsecured notes and any subsidiaries other than the subsidiary guarantors are minor.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2015
(Unaudited)

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership has made no determination if the conditions are expected to be met in 2016. For the three and nine months ended September 30, 2015, the Partnership received $750 and $1,500, respectively, related to the Purchase Price Reimbursement Agreement.

The Partnership has been named as a defendant in a case in Cameron Parish, Louisiana that was served on July 17, 2015. The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement. Prior to this litigation, the Partnership planned to spend $1,600 for such work in 2015. The Partnership intends to vigorously defend this matter and at this time is unable to ascertain the damages, if any, that could ultimately be awarded against it.

(18)	Subsequent Events

Quarterly Distribution. On October 22, 2015, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the third quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on November 13, 2015 to unitholders of record as of November 6, 2015. Additionally, the Partnership expects to pay a distribution to its general partner in the amount of $4,560. Of this amount, $667 is related to the base general partner distribution and $3,893 represents incentive distribution rights paid to the general partner.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q to "Martin Resource Management" refer to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this quarterly report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Reduction of Commitments Under Revolving Credit Facility. On August 14, 2015, we notified the Royal Bank of Canada, the administrative agent of our revolving credit facility, that we were reducing the aggregate committed sum (as defined in the underlying credit agreement) from $900.0 million to $700.0 million. We have the ability to exercise the accordion feature of our revolving credit facility at any time and expand the facility up to an aggregate committed sum of $1.0 billion. As a result of the decreased capacity, we expect to reduce the amount of commitment fees under our revolving credit facility by approximately $1.0 million on an annual basis.

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

Subsequent Events

Quarterly Distribution.  On October 22, 2015, we declared a quarterly cash distribution of $0.8125 per common unit for the third quarter of 2015, or $3.25 per common unit on an annualized basis, which will be paid on November 13, 2015 to unitholders of record as of November 6, 2015. Additionally, we expect to pay a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2014. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2015 and 2014:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $7.4 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, we recorded an impairment charge of $3.4 million in our Marine Transportation segment during the three and nine month periods ended September 30, 2014. No impairment was recored during the three and nine months ended September 30, 2015.

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
We are in the process of completing the most recent annual review of goodwill as of August 31, 2015. Based on the preliminary results of the evaluation, no impairment is indicated.
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

Ownership

Martin Resource Management owns approximately 17.7% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $34.9 million of direct costs and expenses for the three months ended September 30, 2015 compared to $48.4 million for the three months ended September 30, 2014. We reimbursed Martin Resource Management for $111.2 million of direct costs and expenses for the nine months ended September 30, 2015 compared to $135.4 million for the nine months ended September 30, 2014. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2015 and 2014, the conflicts committee of our general partner's board of directors ("Conflicts Committee") approved reimbursement amounts of $3.4 million and $3.1 million, respectively, reflecting our allocable share of such expenses. For the nine months ended September 30, 2015 and 2014, the Conflicts Committee approved reimbursement amounts of $10.3 million and $9.4 million million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 8% of our total cost of products sold during the three months ended September 30, 2015 and 2014, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 7% of our total cost of products sold during the nine months ended September 30, 2015 and 2014, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 10% and 7% of our total revenues for the three months ended September 30, 2015 and 2014, respectively.  Our sales to Martin Resource Management accounted for approximately 11% and 6% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2015 and 2014.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$3,330	$(26,905)	$31,539	$(16,078)
Less: (Income) loss from discontinued operations, net of income taxes	—	1,167	(1,215)	3,048
Income (loss) from continuing operations	3,330	(25,738)	30,324	(13,030)
Adjustments:
Interest expense	11,994	11,459	32,465	34,351
Income tax expense	200	300	814	954
Depreciation and amortization	23,335	16,457	68,737	44,277
EBITDA	38,859	2,478	132,340	66,552
Adjustments:
Equity in earnings of unconsolidated entities	(2,363)	(2,655)	(5,752)	(4,297)
(Gain) loss on sale of property, plant and equipment	1,586	—	1,751	(54)
Impairment of long-lived assets	—	3,445	—	3,445
Unrealized mark to market on commodity derivatives	358	(21)	358	(21)
Reduction in carrying value of investment in Cardinal due to the purchase of the controlling interest	—	30,102	—	30,102
Debt prepayment premium	—	—	—	7,767
Gain on retirement of senior unsecured notes	(728)	—	(728)	—
Distributions from unconsolidated entities	3,400	982	7,800	2,323
Unit-based compensation	330	201	1,080	589
Adjusted EBITDA	41,442	34,532	136,849	106,406
Adjustments:
Interest expense	(11,994)	(11,459)	(32,465)	(34,351)
Income tax expense	(200)	(300)	(814)	(954)
Amortization of debt discount	—	—	—	1,305
Amortization of debt premium	(82)	(82)	(246)	(164)
Amortization of deferred debt issuance costs	2,400	827	4,142	5,415
Non-cash mark-to-market on derivatives	—	(58)	—	489
Payments for plant turnaround costs	—	(90)	(1,754)	(4,000)
Maintenance capital expenditures	(2,438)	(4,306)	(7,621)	(13,260)
Distributable Cash Flow	$29,128	$19,064	$98,091	$60,886

Results of Operations

The results of operations for the three and nine months ended September 30, 2015 and 2014 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2015 and 2014.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2015	(in thousands)
Terminalling and storage	$68,473	$(1,566)	$66,907	$8,823	$(1,037)	$7,786
Natural gas services	103,834	—	103,834	5,503	762	6,265
Sulfur services	36,303	—	36,303	3,573	(665)	2,908
Marine transportation	19,522	(545)	18,977	(917)	940	23
Indirect selling, general and administrative	—	—	—	(4,948)	—	(4,948)
Total	$228,132	$(2,111)	$226,021	$12,034	$—	$12,034

Three Months Ended September 30, 2014
Terminalling and storage	$80,948	$(1,333)	$79,615	$6,298	$(378)	$5,920
Natural gas services	223,162	—	223,162	7,606	1,045	8,651
Sulfur services	50,030	—	50,030	3,357	(1,722)	1,635
Marine transportation	25,858	(1,577)	24,281	399	1,055	1,454
Indirect selling, general and administrative	—	—	—	(4,479)	—	(4,479)
Total	$379,998	$(2,910)	$377,088	$13,181	$—	$13,181

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2015	(in thousands)
Terminalling and storage	$207,794	$(4,065)	$203,729	$22,736	$(1,965)	$20,771
Natural gas services	380,974	—	380,974	22,739	1,673	24,412
Sulfur services	137,814	—	137,814	20,932	(2,758)	18,174
Marine transportation	62,354	(2,398)	59,956	4,217	3,050	7,267
Indirect selling, general and administrative	—	—	—	(14,258)	—	(14,258)
Total	$788,936	$(6,463)	$782,473	$56,366	$—	$56,366

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2014	(in thousands)
Terminalling and storage	$255,162	$(3,863)	$251,299	$24,505	$(1,909)	$22,596
Natural gas services	777,562	—	777,562	22,947	2,865	25,812
Sulfur services	166,818	—	166,818	21,758	(4,169)	17,589
Marine transportation	73,254	(3,775)	69,479	681	3,213	3,894
Indirect selling, general and administrative	—	—	—	(14,214)	—	(14,214)
Total	$1,272,796	$(7,638)	$1,265,158	$55,677	$—	$55,677

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands, except BBL per day)
Revenues:
Services	$35,144	$33,213	$1,931	6%
Products	33,329	47,735	(14,406)	(30)%
Total revenues	68,473	80,948	(12,475)	(15)%

Cost of products sold	28,765	43,193	(14,428)	(33)%
Operating expenses	20,268	21,506	(1,238)	(6)%
Selling, general and administrative expenses	995	786	209	27%
Depreciation and amortization	9,624	9,512	112	1%
	8,821	5,951	2,870	48%
Other operating income	2	347	(345)	(99)%
Operating income	$8,823	$6,298	$2,525	40%

Lubricant sales volumes (gallons)	5,974	8,193	(2,219)	(27)%
Shore-based throughput volumes (gallons)	36,383	64,338	(27,955)	(43)%
Smackover refinery throughput volumes (BBL per day)	6,205	7,123	(918)	(13)%
Corpus Christi crude terminal (BBL per day)	148,377	173,315	(24,938)	(14)%

Services revenues.  Services revenue increased $1.9 million, which includes increases of $0.8 million at our specialty terminals due to increased through-put and pass-through revenue, an increase of $0.5 million at our shore based terminals primarily due to increased consigned lube revenue, and an increase of $0.6 million at the Smackover refinery primarily due to an increase in reservation fee revenue and minimum through-put revenue. Throughput volumes at our Smackover refinery decreased compared to the third quarter of 2014 as a result of downtime experienced in the third quarter of 2015 related to operational repairs and maintenance.

Products revenues. A 44% decrease in sales volumes at our blending and packaging facilities resulted in a $14.5 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 2%, resulting in a $0.7 million increase in products revenues. The average sales price at our shore based terminals decreased 14%, resulting in a $2.1 million decrease in products revenues. An 11% increase in sales volumes at our shore based terminal resulted in a $1.5 million increase to products revenues.

Cost of products sold.  A 44% decrease in sales volumes at our blending and packaging facilities resulted in an $11.7 million decrease in cost of products sold. The average price per gallon decreased 7%, resulting in a $1.9 million decrease in cost of products sold. The average price per gallon decreased 15%, resulting in a $2.2 million decrease in cost of products sold at our shore based terminals. An 11% increase in sales volumes at our shore based terminals resulted in a $1.4 million increase to cost of products sold.

Operating expenses. Operating expenses at our Smackover refinery decreased $1.2 million, primarily due to decreases in outside services of $0.4 million, utilities of $0.3 million, and taxes of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased in our blending and packaging operations related to increased bad debt expense of $0.1 million and compensation expense of $0.1 million.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands, except BBL per day)
Revenues:
Services	$104,893	$101,711	$3,182	3%
Products	102,901	153,451	(50,550)	(33)%
Total revenues	207,794	255,162	(47,368)	(19)%

Cost of products sold	90,076	139,028	(48,952)	(35)%
Operating expenses	62,947	61,628	1,319	2%
Selling, general and administrative expenses	2,806	2,484	322	13%
Depreciation and amortization	29,030	27,902	1,128	4%
	22,935	24,120	(1,185)	(5)%
Other operating income (loss)	(199)	385	(584)	(152)%
Operating income	$22,736	$24,505	$(1,769)	(7)%

Lubricant sales volumes (gallons)	18,007	26,170	(8,163)	(31)%
Shore-based throughput volumes (gallons)	122,743	186,956	(64,213)	(34)%
Smackover refinery throughput volumes (BBL per day)	6,091	5,803	288	5%
Corpus Christi crude terminal (BBL per day)	166,129	160,332	5,797	4%

Services revenues. Services revenue increased $3.2 million, including $2.0 million at our Smackover refinery related to increased reservation fees and tolling fees and $1.3 million at our shore based terminals related to an increase in through-put rate and increased consigned lubricants revenue. Historical throughput volumes at our Smackover refinery are down for each nine month period presented as a result of a significant turnaround experienced during the first quarter of 2014 and downtime experienced in the third quarter of 2015 related to operational repairs and maintenance.

Products revenues. A 46% decrease in sales volumes at our blending and packaging facilities resulted in a $47.2 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. The average sales price from our blending and packaging assets increased 2%, resulting in a $1.6 million offsetting increase in products revenues. The average sales price at our shore based terminals decreased 13%, resulting in a $6.6 million decrease in products revenues. A 4% increase in sales volumes at our shore based terminals resulted in a $1.7 million increase to products revenues.

Cost of products sold.  A 46% decrease in sales volumes at our blending and packaging facilities resulted in a $39.3 million decrease in cost of products sold. Average price per gallon decreased 5%, resulting in a $4.8 million decrease in cost of products sold. The average price per gallon decreased 13%, resulting in a $6.4 million decrease in cost of products sold at our shore based terminals. A 4% increase in sales volumes at our shore based terminals resulted in a $1.6 million increase to products revenue.

Operating expenses. Operating expenses at our specialty terminals increased $2.0 million, primarily as a result of $2.3 million in increased repairs and maintenance, offset by a $0.4 million decrease related to property taxes. Operating expenses at our Smackover refinery decreased $0.9 million related to a decrease in outside services.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.3 million in our blending and packaging operations as a result of the revision of the classification of certain employees' labor costs from cost of products sold in the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$17,120	$5,764	$11,356	197%
Products	86,714	217,398	(130,684)	(60)%
Total revenues	103,834	223,162	(119,328)	(53)%

Cost of products sold	81,472	206,354	(124,882)	(61)%
Operating expenses	6,489	3,438	3,051	89%
Selling, general and administrative expenses	1,848	3,366	(1,518)	(45)%
Depreciation and amortization	8,522	2,398	6,124	255%
Operating income	$5,503	$7,606	$(2,103)	(28)%

NGL sales volumes (Bbls)	3,138	3,511	(373)	(11)%

Services Revenues. The increase in services revenue is a result of the 2015 period including a full quarter of natural gas storage revenue related to the acquisition of Cardinal, which occurred August 29, 2014.

Products Revenues. Our NGL average sales price per barrel decreased $34.29, or 55%, resulting in a decrease to products revenues of $120.4 million. The decrease in average sales price per barrel was a result of a decline in market prices.
Product sales volumes decreased 11%, decreasing products revenues $10.3 million.

Cost of products sold.  Our average cost per barrel decreased $32.81, or 56%, decreasing cost of products sold by $115.2 million. The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 11% resulted in a $9.7 million decrease to cost of products sold. Our margins decreased $1.48 per barrel, or 47% during the period.

Operating expenses.  Operating expenses increased $3.1 million, $2.2 million of which is related to the acquisition of Cardinal, $0.5 million is a result of the expenses associated with hydrotesting our 200 mile NGL pipeline, and $0.3 million is related to the rail operations at our Arcadia facility which was placed in service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.5 million, $0.9 million of which is due to employee severance costs experienced in the 2014 period as a result of the acquisition of Cardinal, $0.4 million is related to decreased compensation expense, and $0.2 million is related to decreased property taxes.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$50,171	$5,764	$44,407	770%
Products	330,803	771,798	(440,995)	(57)%
Total revenues	380,974	777,562	(396,588)	(51)%

Cost of products sold	308,713	740,021	(431,308)	(58)%
Operating expenses	17,905	5,530	12,375	224%
Selling, general and administrative expenses	6,313	6,253	60	1%
Depreciation and amortization	25,297	2,811	22,486	800%
	22,746	22,947	(201)	(1)%
Other operating income loss	(7)	—	(7)
Operating income	$22,739	$22,947	$(208)	(1)%

NGL sales volumes (Bbls)	10,227	12,027	(1,800)	(15)%

Services Revenues. The increase in services revenue is a result of the 2015 period including a full nine months of natural gas storage revenue related to the acquisition of Cardinal, which occurred August 29, 2014.

Products Revenues. Our NGL average sales price per barrel decreased $31.83, or 50%, resulting in a decrease to products revenues of $382.8 million. The decrease in average sales price per barrel was a result of a decline in market prices.
Product sales volumes decreased 15%, decreasing products revenues $58.2 million.

Cost of products sold.  Our average cost per barrel decreased $31.34, or 51%, decreasing cost of products sold by $377.0 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 15% resulted in a $54.3 million decrease to cost of products sold. Our margins decreased $0.48 per barrel, or 18% during the period.

Operating expenses.  Operating expenses increased $12.4 million, $10.4 million of which is related to the acquisition of Cardinal, $1.1 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014, $0.3 million is related to the rail operations at our Arcadia facility which was placed in service in June of 2015, and $0.5 million is a result of the expenses associated with hydrotesting our 200 mile NGL pipeline.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.3 million as a result of the acquisition of Cardinal on August 29, 2014. Offsetting this increase was a decrease to compensation expense of $1.1 million and property taxes of $0.1 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the acquisition of Cardinal as well as the addition of recent capital expenditures.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$3,090	$3,037	$53	2%
Products	33,213	46,993	(13,780)	(29)%
Total revenues	36,303	50,030	(13,727)	(27)%

Cost of products sold	26,235	38,932	(12,697)	(33)%
Operating expenses	3,427	4,497	(1,070)	(24)%
Selling, general and administrative expenses	934	1,166	(232)	(20)%
Depreciation and amortization	2,129	2,078	51	2%
	3,578	3,357	221	7%
Other operating loss	(5)	—	(5)
Operating income	$3,573	$3,357	$216	6%

Sulfur (long tons)	203	251	(48)	(19)%
Fertilizer (long tons)	51	52	(1)	(2)%
Total sulfur services volumes (long tons)	254	303	(49)	(16)%

Revenues.  Products revenue decreased $7.4 million as a result of a 16% decrease in average sales price due to a decline in commodity prices. A 16% decrease in sales volumes resulted in a decrease in products revenue of $6.4 million.

Cost of products sold.  A 20% decrease in prices reduced cost of products sold by $7.6 million, resulting from a decline in commodity prices. A 16% decrease in volumes resulted in a decrease in cost of products sold of $5.1 million.

Operating expenses.  Our operating expenses decreased as a result of lower towing expenses of $0.5 million and reduced fuel expense of $0.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of decreased compensation expense.

Depreciation and amortization.  The slight increase in depreciation and amortization is due to the impact of recent capital expenditures.

Comparative Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$9,270	$9,112	$158	2%
Products	128,544	157,706	(29,162)	(18)%
Total revenues	137,814	166,818	(29,004)	(17)%

Cost of products sold	95,961	122,281	(26,320)	(22)%
Operating expenses	11,697	13,283	(1,586)	(12)%
Selling, general and administrative expenses	2,859	3,404	(545)	(16)%
Depreciation and amortization	6,360	6,092	268	4%
	20,937	21,758	(821)	(4)%
Other operating loss	(5)	—	(5)
Operating income	$20,932	$21,758	$(826)	(4)%

Sulfur (long tons)	641	646	(5)	(1)%
Fertilizer (long tons)	229	233	(4)	(2)%
Total sulfur services volumes (long tons)	870	879	(9)	(1)%

Revenues.  Products revenue decreased $27.8 million as a result of a 18% decrease in average sales price due to a decline in commodity prices. A 1% decrease in sales volumes resulted in a decrease in products revenue of $1.3 million.

Cost of products sold.  Cost of products sold decreased $25.3 million due to a 21% reduction in prices, resulting from a decline in commodity prices. A volume decrease of 1% resulted in a $1.0 million decrease in cost of products sold.

Operating expenses.  Our operating expenses decreased primarily as a result of lower towing expenses of $1.3 million and reduced fuel expense of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of decreased compensation expense.

Depreciation and amortization.  The slight increase in depreciation and amortization is due to the impact of recent capital expenditures.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$19,522	$25,858	$(6,336)	(25)%
Operating expenses	15,855	19,181	(3,326)	(17)%
Selling, general and administrative expenses	(59)	364	(423)	(116)%
Depreciation and amortization	3,060	2,469	591	24%
	666	3,844	(3,178)	(83)%
Impairment of long-lived assets	—	(3,445)	3,445	100%
Other operating loss	(1,583)	—	(1,583)
Operating income (loss)	$(917)	$399	$(1,316)	(330)%

Inland revenues.  A $2.2 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet and downtime experienced for regulatory maintenance.

Offshore revenues.  A $1.4 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet and downtime experienced for regulatory maintenance.

Pass-through revenues.  A $2.4 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  Operating expenses decreased as a result of decreased pass-through expenses (primarily fuel) of $2.5 million, compensation expense of $0.6 million, property and liability premiums of $0.3 million, fuel expense of $0.2 million, and tankerman fees of $0.2 million. These decreases were offset by increased repairs and maintenance of $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.4 million as a result of the revision of the classification of property taxes to operating expenses in the three month period ending September 30, 2015.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Impairment of long-lived assets. Impairment of long-lived assets represents the write-down of one offshore tow.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$62,354	$73,254	$(10,900)	(15)%
Operating expenses	48,284	60,805	(12,521)	(21)%
Selling, general and administrative expenses	251	867	(616)	(71)%
Depreciation and amortization	8,050	7,472	578	8%
Operating income	$5,769	$4,110	$1,659	40%
Impairment of long-lived assets	—	(3,445)	3,445	100%
Other operating income (loss)	(1,552)	16	(1,568)	(9,800)%
Operating income	$4,217	$681	$3,536	519%

Inland revenues.  A $4.4 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet and downtime experienced for regulatory maintenance.

Offshore revenues.  A $0.6 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet.

Pass-through revenues.  A $5.3 million decrease in pass-through revenues was primarily related to fuel.

Tankerman revenues. A $0.6 million decrease in tankerman revenues is a result of a reduction in services provided to maintain shore-side operations for the disposition of the floating storage assets, which were disposed of in February of 2015.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $5.5 million, lower repairs and maintenance of $4.4 million, property and liability insurance premiums of $0.6 million, tankerman fees of $0.5 million, compensation expense of $0.5 million, Jones Act claims of $0.3 million, property taxes of $0.3 million, and operating supplies of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of a $1.4 million decrease during the quarter in a legal reserve established during the purchase of Talen's Marine & Fuel, LLC, offset by an increase in the reserve for an uncollectible customer receivable of $0.8 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Impairment of long-lived assets. Impairment of long-lived assets represents the write-down of one offshore tow.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from Unconsolidated Entities for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$2,363	$1,138	$1,225	108%
Equity in earnings of Cardinal	—	1,135	(1,135)	(100)%
Equity in earnings of MET	—	382	(382)	(100)%
Equity in earnings of unconsolidated entities	$2,363	$2,655	$(292)	(11)%

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Distributions from WTLPG	$3,400	$600	$2,800	467%
Distributions from Cardinal	—	—	—
Distributions from MET	—	382	(382)	(100)%
Distributions from unconsolidated entities	$3,400	$982	$2,418	246%

The increase in equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") is attributable to improved operating results of the asset.

On August 29, 2014, the Partnership acquired the approximate 57.8% Category A membership interest in Cardinal it did not previously own. Cardinal results of operations are included in the Natural Gas Services segment subsequent to that date.

Equity in earnings of Martin Energy Trading LLC ("MET"), recorded initially in April 2013, represented dividends on our 100% investment in its preferred interests. During March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. In August, 2014, MET converted its preferred equity to subordinated debt, resulting in a note receivable from MET.

Distributions from unconsolidated entities for the three months ended September 30, 2015, represents the quarterly distribution from our interests in WTLPG of $3.4 million. The 2014 period includes a $0.6 million distribution from WTLPG and a $0.4 million distribution from MET.

Equity in Earnings in and Distributions from Unconsolidated Entities for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$5,752	$1,907	$3,845	202%
Equity in earnings of Cardinal	—	892	(892)	100%
Equity in earnings of MET	—	1,498	(1,498)	(100)%
Equity in earnings of unconsolidated entities	$5,752	$4,297	$1,455	34%

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Distributions from WTLPG	$7,800	$600	$7,200	1,200%
Distributions from Cardinal	—	225	(225)	100%
Distributions from MET	—	1,498	(1,498)	(100)%
Distributions from unconsolidated entities	$7,800	$2,323	$5,477	236%

The nine month period ended September 30, 2014 includes equity in earnings of WTLPG from the acquisition in May 2014. The investment was owned for the entire 2015 period.

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

Distributions from unconsolidated entities for the nine months ended September 30, 2015 represents three quarterly distributions from our interests in WTLPG of $7.8 million. The 2014 period includes a $0.6 million distribution from WTLPG, a $0.2 million distribution from Cardinal, and a $1.5 million distribution from MET.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$4,043	$3,719	$324	9%
7.25% Senior notes	7,253	7,251	2	—%
Amortization of deferred debt issuance costs	2,400	827	1,573	190%
Amortization of debt discount and premium	(82)	(82)	—	—%
Impact of interest rate derivative activity, including cash settlements	(750)	63	(813)	1,290%
Other	124	100	24	(24)%
Capitalized interest	(427)	(234)	(193)	(82)%
Interest income	(567)	(185)	(382)
Total interest expense, net	$11,994	$11,459	$535	5%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$12,173	$8,325	$3,848	46%
8.875% Senior notes	—	3,882	(3,882)	(100)%
7.25% Senior notes	21,753	19,002	2,751	14%
Amortization of deferred debt issuance costs	4,142	5,415	(1,273)	(24)%
Amortization of debt discount and premium	(246)	1,141	(1,387)	(122)%
Impact of interest rate derivative activity, including cash settlements	(2,495)	(2,864)	369	13%
Other	343	592	(249)	(42)%
Capitalized interest	(1,522)	(957)	(565)	(59)%
Interest income	(1,683)	(185)	(1,498)
Total interest expense, net	$32,465	$34,351	$(1,886)	(5)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014			2015	2014
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,948	$4,479	$469	10%	$14,258	$14,214	$44	—%

Indirect selling, general and administrative expenses increased for the three months ended September 30, 2015 due principally to a $0.4 million increase in acquisition due diligence costs.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014			2015	2014
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,420	$3,134	$286	9%	$10,259	$9,401	$858	9%

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

Recent Debt Financing Activity

In September 2015, we repurchased on the open market an aggregate $16.1 million of our outstanding 7.25% senior unsecured notes. These transactions resulted in a gain on retirement of $0.7 million.

On August 14, 2015, we notified the Royal Bank of Canada, the administrative agent of our revolving credit facility, that we were reducing the aggregate committed sum (as defined in the underlying credit agreement) from $900.0 million to $700.0 million. We have the ability to exercise the accordion feature of our revolving credit facility at any time and expand the facility up to an aggregate committed sum of $1.0 billion. As a result of the decreased capacity, we expect to reduce the amount of commitment fees under our revolving credit facility by approximately $1.0 million on an annual basis.

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

Cash Flows - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table details the cash flow changes between the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Variance	Percent Change
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$112,984	$53,001	$59,983	113%
Investing activities	1,358	(296,464)	297,822	100%
Financing activities	(114,371)	229,927	(344,298)	(150)%
Net decrease in cash and cash equivalents	$(29)	$(13,536)	$13,507	100%

The change in net cash provided by operating activities for the nine months ended September 30, 2015 includes an increase in operating results plus other non-cash items of $31.6 million, a $17.6 million favorable variance in working capital, and an increase in distributions from equity method investees of $7.2 million. Net cash used in discontinued operating activities decreased $5.1 million in 2015. Preferred dividends decreased $1.5 million in 2015.

Net cash provided by investing activities for the nine months ended September 30, 2015 increased due to no acquisition expenditures in 2015 compared to $100.0 million in 2014. Additionally, there were no investments or contributions to unconsolidated entities in 2015 while 2014 included $137.8 million of these expenditures. Payments for capital expenditures and plant turnaround costs decreased $20.6 million in 2015. Finally, 2015 includes $41.3 million in cash proceeds from the disposition of the Floating Storage Assets.

The change in net cash provided by (used in) financing activities for the nine months ended September 30, 2015 is due to a decrease in equity offering proceeds of $331.9 million and increased cash distributions of $32.0 million. Net repayments of long-term borrowings decreased $16.5 million in 2015.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Expansion capital expenditures	$10,280	$12,979	$36,891	$45,262
Maintenance capital expenditures	2,438	4,306	7,621	13,260
Plant turnaround costs	—	90	1,754	4,000
Total	$12,718	$17,375	$46,266	$62,522

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three and nine months ended September 30, 2015. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made on ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, plant turnaround costs relate to our Smackover refinery.

Expansion capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Natural Gas Services segments during the three and nine months ended September 30, 2014 . Within our Terminalling and Storage segment, expenditures were made primarily at our Corpus Christi crude terminal, Smackover refinery, and certain smaller organic growth projects ongoing in our specialty terminalling operations. Within our Marine Transportation segment, expenditures were made related to the construction of new barges. Within our Natural Gas Services segment, expenditures were made on ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Marine Transportation, Terminalling and Storage, and Sulfur Services segments to maintain our existing assets and operations during the three and nine months ended September 30, 2014 . For the three and nine months ended September 30, 2014 , plant turnaround costs relate to our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2015, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$500,000	$—	$500,000	$—	$—
2021 Senior unsecured notes	383,875	—	—	—	383,875
Throughput commitment	35,573	5,232	10,974	11,692	7,675
Operating leases	36,177	12,011	13,823	5,745	4,598
Interest expense: ¹
Revolving credit facility	36,716	14,743	21,973	—	—
2021 Senior unsecured notes	157,709	27,831	55,662	55,662	18,554
Total contractual cash obligations	$1,150,050	$59,817	$602,432	$73,099	$414,702

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At September 30, 2015, we had outstanding irrevocable letters of credit in the amount of $1.6 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

Revolving Credit Facility

We maintain a $700.0 million credit facility, which was reduced from $900.0 million on August 14, 2015 through notification to our credit facility's administrative agent. On June 23, 2015, we amended the facility to change the definition of Consolidated EBITDA (as defined in the credit facility agreement) to include cash interest payments received by the Partnership in respect of subordinated debt owed to the Partnership by MET. Additionally, the amendment permits us to purchase, redeem or otherwise acquire up to $25.0 million of our common units and/or senior unsecured notes, subject to compliance with certain minimum liquidity, maximum leverage and other conditions set forth in the amendment.

As of September 30, 2015, the capacity of our revolving credit facility was $700.0 million. We had $500.0 million outstanding under the revolving credit facility and $1.6 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $198.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2015, we have the ability to borrow approximately $70.7 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2015, the level of outstanding draws on our credit facility has ranged from a low of $450.0 million to a high of $515.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at September 30, 2015 is 2.75%.

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

The credit facility contains customary events of default, including, without limitation: (i) failure to pay any principal, interest, fees, expenses or other amounts when due; (ii) failure to meet the quarterly financial covenants; (iii) failure to observe any other agreement, obligation, or covenant in the credit facility or any related loan document, subject to cure periods for certain failures; (iv) the failure of any representation or warranty to be materially true and correct when made; (v) our, or any of our subsidiaries’ default under other indebtedness that exceeds a threshold amount; (vi) bankruptcy or other insolvency events involving us or any of our subsidiaries; (vii) judgments against us or any of our subsidiaries, in excess of a threshold amount; (viii) certain ERISA events involving us or any of our subsidiaries, in excess of a threshold amount; (ix) a change in control (as defined in the credit facility); and (x) the invalidity of any of the loan documents or the failure of any of the collateral documents to create a lien on the collateral.

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

As of October 28, 2015, our outstanding indebtedness includes $490.0 million under our credit facility.

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

The Partnership is in compliance with all debt covenants as of September 30, 2015 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2015 or 2014.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2015 or 2014.

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

We have entered into hedging transactions through March 31, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have arrangements totaling a notional quantity of 0.3 million barrels settling during the period from October 31, 2015 through March 31, 2016. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2015 in "Fair value of derivatives" as a currently liability of $0.4 million. Based on the current notional volume hedged as of September 30, 2015, a $0.10 change in the expected settlement price of these contracts would result in an impact to the Partnership's net income of approximately $1.3 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 2.95% as of September 30, 2015.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2015, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $361.0 million as of September 30, 2015, based on market prices of similar debt at September 30, 2015.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $15.4 million decrease in fair value of our long-term debt at September 30, 2015.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/28/2015	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

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