Form 10-K
period 2015-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2016-02-29
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Yes ☐                        No ☒

As of June 30, 2015, 35,456,862 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $903,794,537 based on the closing sale price on that date.  There were 35,454,662 of the registrant’s common units outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

i

PART I

Item 1.	Business

References in this annual report to "we," "ours," "us" or like terms when used in a historical context refer to the assets and operations of Martin Resource Management's business contributed to us in connection with our initial public offering on November 6, 2002. References in this annual report to "Martin Resource Management" refer to Martin Resource Management Corporation and its subsidiaries, unless the context otherwise requires. References in this annual report to the "Partnership" refer to Martin Midstream Partners L.P. and its subsidiaries, unless the content otherwise requires. You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. For more detailed information regarding the basis for presentation for the following information, you should read the notes to the consolidated financial statements included elsewhere in this annual report.

Forward-Looking Statements

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements included in this annual report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "forecast," "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in "Item 1A. Risk Factors - Risks Related to our Business."

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of finished lubricants;

•	Natural gas liquids transportation and distribution services and natural gas storage;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 29 marine shore-based terminal facilities and 16 specialty terminal facilities located primarily in the U.S. Gulf Coast region that provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  We distribute natural gas liquids ("NGLs"). We purchase NGLs primarily from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users in Texas and the Southeastern U.S, and propane retailers. We own a NGL pipeline, which spans approximately 200 miles from Kilgore, Texas to Beaumont, Texas. We own approximately 2.4 million barrels of underground storage capacity for NGLs. Additionally, we own 100% of the interests in Cardinal Gas Storage Partners LLC ("Cardinal"), which is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi. We own a combined 20% interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by ONEOK Partners, L.P. ("ONEOK"), which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This asset enables us to participate in the transportation of NGL production in West Texas and other basins along the WTLPG pipeline route. We owned six liquefied petroleum gas ("LPG") pressure barges, (collectively referred to as the "Floating Storage Assets"). These assets were primarily operated under the floating storage component of our NGL distribution business. On February 12, 2015, we sold the Floating Storage Assets for $41.3 million.

•
Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We buy and sell molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur at our facilities in Port of Stockton, California and Beaumont, Texas on contracts that often provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate six sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufactures primarily sulfur-

based fertilizer products for wholesale distributors and industrial users. These plants are located in Texas, Illinois, and Utah. Demand for our sulfur products exists in both the domestic and foreign markets, and we believe our asset base provides us with additional opportunities to handle increases in U.S. supply and access to foreign demand.

•
Marine Transportation.  We operate a fleet of 45 inland marine tank barges, 25 inland push boats and three offshore tug and barge units that transport petroleum products and by-products largely in the U.S. Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts, and many of our customers have long standing contractual relationships with us. Our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

Recent Developments

Commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. We continually adjust our business strategy to focus on maximizing liquidity; maintaining a stable asset base, which generates fee based revenues not sensitive to commodity prices; and improving profitability by increasing asset utilization and controlling costs, which includes force reductions and asset rationalization strategies. Given the current environment, we have altered and reduced our planned growth capital expenditures. We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

The following information highlights selected developments since January 1, 2015.

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

Subsequent Events

Quarterly Distribution.  On January 21, 2016, we declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2015, or $3.25 per common unit on an annualized basis, which was paid on February 12, 2016 to unitholders of record as of February 5, 2016. Additionally, we paid a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

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

Competitive Strengths

As discussed previously, commodity prices have declined substantially and experienced significant volatility.  We plan for these cyclical downturns in commodity prices and we believe we are positioned to withstand the effect on our assets with respect to current and future commodity price volatility as a result of the following information.

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
Strategically Located Assets. A significant portion of our cash flow comes from providing various services to the oil refining industry.  Accordingly, a significant portion of our assets are located in proximity to refining operations along the U.S. Gulf Coast.  For example,we are one of the largest operators of marine service shore-based terminals in the U.S. Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas storage and NGL distribution and storage assets are located in areas highly desirable for our customers. Finally, many of our sulfur services assets are strategically located to source sulfur from the largest refinery sources in the U.S.
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

Specialty Petroleum Terminals.  We own or operate 16 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities through both acquisition and organic growth.

The Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006. This lease may be extended at the option of the tenant for two consecutive extension option periods of five years. The Stanolind terminal is located on approximately 11 acres of land owned by us located on the Neches River in Beaumont, Texas.  The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options. The Corpus Christi, Texas barge terminal is located on approximately 15 acres of land owned by us and has access to the waterfront via marine docks owned by the Port of Corpus Christi. The Corpus Christi, Texas crude terminal is located on 10 acres leased from the Port of Corpus Christi under terms of a five-year lease commencing on May 19, 2011 with five five-year extension options.

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

In Kansas City, Missouri, we lease and operate a plant that specializes in the processing and packaging of automotive, commercial and industrial greases.

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

In Elko, Nevada, we lease and operate a sulfuric acid terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.

In Beaumont, Texas we own a terminal where we receive natural gasoline via pipeline and then ship the product to our customers via other pipelines to which the facility is connected, referred to as the "Spindletop Terminal."  Our fees for the use of this facility are based on the volume of barrels shipped from the terminal.

In Jennings, Louisiana, we own a lubricant terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.

In Lake Charles, Louisiana, we lease and operate a lubricant terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Tampa (1)	Tampa, Florida	718,000 barrels	Asphalt, sulfur and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	617,500 barrels	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	555,800 barrels	Molten sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Corpus Christi Barge Terminal	Corpus Christi, Texas	250,000 barrels	Fuel oil and diesel	Marine terminal, loading/unloading barges and vessels and unloading trucks
Corpus Christi Crude Terminal (2)	Corpus Christi, Texas	900,000 barrels	Crude oil	Marine terminal, loading/unloading barges and vessels, trucks, and pipeline access

(1)
This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2016. This lease may be extended at the option of the tenant for two consecutive option periods of five years.

(2)	Our Corpus Christi, Texas crude terminal is located on 10 acres leased from the Port of Corpus Christi under terms of a five-year lease commencing on May 19, 2011 with five five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	44,000 sq. ft. Warehouse; 39,800 barrels	Lubricants	Lubricants blending, storage, packaging and distribution
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day	Naphthenic lubricants, distillates, asphalt	Crude refining facility
Smackover Refinery	Smackover, Arkansas	275,000 barrels of crude bulk storage; 639,868 barrels of lubricant storage	Crude oil, lubricants	Crude refining facility
Martin Lubricants	Smackover, Arkansas	235,000 sq. ft. Warehouse; 3.9 million gallons bulk storage	Gard, SynGard, Unimark and Xtreme brands, and grease	Lubricants packaging facility
Martin Lubricants (4)	Kansas City, Missouri	75,000 sq. ft. Warehouse; 0.2 million gallons bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
South Houston Asphalt	Houston, Texas	94,600 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	31,300 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	115,700 barrels	Asphalt	Asphalt processing and storage
Dunphy (5)	Elko, Nevada	63,200 barrels	Sulfuric acid	Sulfuric acid storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments
Jennings Bulk Plant	Jennings, Louisiana	36,000 sq. ft. building; 6,000 barrels	Lubricants, fuel	Lubricants and fuel storage
Lake Charles (3)	Lake Charles, Louisiana	18,000 sq. ft.Warehouse; 6,800 barrels	Lubricants	Lubricants storage

(3)	This terminal is located on land owned by third parties and leased under a lease that expires in January 2021.

(4)	This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2020 and can be extended by us for two successive five-year periods.

(5)	This terminal is located on land owned by third parties and leased under a lease that expires in May 2024 and can be extended by us for two successive five-year periods.

Marine Shore-Based Terminals.  We own or operate 29 marine shore-based terminals along the Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

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

The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)
Amelia 2 (4)	Amelia, Louisiana	13,100
Cameron West (2)(3)	Cameron, Louisiana	16,600
Dock 193 (10)	Gueydan, Louisiana	11,000
Fourchon 15 (6)	Fourchon, Louisiana	7,600
Freshwater City (7)(8)	Freshwater City, Louisiana	10,000
Harbor Island (1)	Harbor Island, Texas	6,700
Intracoastal City-2 (5)	Intracoastal City, Louisiana	17,700
Pelican Island	Galveston, Texas	88,400
Theodore	Theodore, Alabama	19,900
Venice (9)	Venice, Louisiana	25,100

(1)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in January 2020 and can be extended by us through January 2025.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2018 and can be extended by us through February 2033.

(3)	This terminal was converted from fuel and lube terminals to full services terminals during 2015.

(4)	This terminal is located on land owned by a third party and leased under a lease that expires in August 2018 and can be extended by us through August 2023.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in December 2020 and can be extended by us through December 2025.

(6)	This terminal is located on land owned by a third party and leased under a lease that expires in February 2017.

(7)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2017.

(8)	This terminal has a warehousing agreement with a third party and under a lease that expires in March 2017.

(9)	This terminal is located on land owned by third parties and leased under multiple leases that expire in September 2017 and can be extended by us through December 2027.

(10)	A portion of this terminal is located on land owned by a third party and leased under a lease that expires in May 2018.

Fuel and Lubricant Terminals.  We own or operate 19 lubricant and fuel terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Aggregate Capacity (barrels)
Berwick (1)	Berwick, Louisiana	24,600
Cameron 7 (15)(17)	Cameron, Louisiana	15,100
Cameron 8 (5)(17)	Cameron, Louisiana	0
Cameron East (4)(14)(17)	Cameron, Louisiana	26,700
Dulac (8)	Dulac, Louisiana	15,400
Fourchon (6)	Fourchon, Louisiana	80,900
Fourchon 16 (12)	Fourchon, Louisiana	16,400
Fourchon 17 (9)	Fourchon, Louisiana	41,200
Fourchon T (7)	Fourchon, Louisiana	9,800
Freeport (17)	Freeport, Texas	8,600
Galveston T	Galveston Texas	10,400
Intracoastal City (17)	Intracoastal City, Louisiana	45,900
Lake Charles T (13)	Lake Charles, Louisiana	1,000
Morgan City DWC 31 (11)	Morgan City, Louisiana	7,100
Pascagoula	Pascagoula, Mississippi	10,700
Port Arthur (16)	Port Arthur, Texas	16,300
Port O'Connor (2)(17)	Port O'Connor, Texas	6,800
River Ridge (10)	River Ridge, Louisiana	8,700
Sabine Pass (3)(17)	Sabine Pass, Texas	16,500

(1)	This terminal is located on land owned by third parties and leased under a lease that expires in September 2017.

(2)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2017.

(3)	This terminal is located on land owned by a third party and leased under a lease that expires in September 2016 and can be extended by us through September 2036.

(4)	This terminal is located on land owned by a third party and leased under a lease that expires in March 2017 and can be extended by us through February 2022.

(5)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2016 and can be extended by us through July 2036.

(6)	This terminal is located on land owned by a third party at which we throughput lubricants and fuel oil pursuant to an agreement that expires in May 2027.

(7)
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

(13)	This terminal is located on land owned by third parties and leased under a lease that expires in April 2018 and can be extended by us through April 2023.

(14)	This terminal was converted from full services terminals to fuel and lube terminals during 2015.

(15)	This terminal is located on land owned by a third party and leased under a lease that expires in July 2017 and can be extended by us through July 2027.

(16)	This terminal is located on land owned by third parties and leased under a lease that expires in November 2020.

(17)	These terminals are currently in caretaker status.

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	storage of NGLs purchased in off-peak months;

•	efficient use of railroad tank cars and the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned and leased NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,400,000 barrels	Underground storage
	Breaux Bridge, Louisiana (1)	420,000 barrels	Underground storage
	Hattiesburg, Mississippi (1)	140,000 barrels	Underground storage
	Mt. Belvieu, Texas (1)	65,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution

(1)	We lease our underground storage at Breaux Bridge, Louisiana, Hattiesburg, Mississippi, and Mont Belvieu, Texas, from third parties under one-year lease agreements.

Our NGL customers consist of refiners, industrial processors and retail propane distributors. The majority of our NGL volumes are sold to refiners and industrial processors.

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

We own 100% of the interests in Cardinal, which is focused on the operation, management, development, and construction of natural gas storage facilities across northern Louisiana and Mississippi.

Cardinal facilities are summarized below:

Facility Name / Location	Facility Type	Storage Capacity	Percent of Capacity Contracted (1)	Weighted Average Life of Remaining Contract Term
Arcadia Gas Storage, LLC Bienville Parish, Louisiana	Salt dome	17.5 billion cubic feet (bcf)	84%	2.0 years
Cadeville Gas Storage, LLC Ouachita Parish, Louisiana	Depleted reservoir	17.0 bcf	100%	7.4 years
Perryville Gas Storage, LLC Franklin Parish, Louisiana	Salt dome	8.7 bcf	98%	3.0 years
Monroe Gas Storage Company, LLC Monroe County, Mississippi	Depleted reservoir	7.0 bcf	100%	< 1 year

(1) Contracted capacity refers specifically to firm contracted capacity.

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

LPG Pipeline Investment. On May 14, 2014, we acquired a combined 20% interest in WTLPG. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of NGL production in West Texas and other basins along the WTLPG pipeline route.

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

Sulfur is an important plant nutrient and is primarily used in the manufacture of phosphate fertilizers and other industrial purposes. The primary application of sulfur in fertilizers occurs in the form of sulfuric acid. Burning sulfur creates sulfur dioxide, which is subsequently oxidized and dissolved in water to create sulfuric acid. The sulfuric acid is then combined with phosphate rock to make phosphoric acid, the base material for most high-grade phosphate fertilizers.

Sulfur-based fertilizers are manufactured chemicals containing nutrients known to improve the fertility of soils. Nitrogen, phosphorus, potassium and sulfur are the four most important nutrients for crop growth.  These nutrients are found naturally in soils. However, soils used for agriculture become depleted of nutrients and require fertilizers rich in nutrients to restore fertility.

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

The sulfur assets located at the Port of Stockton in California are used to process (prill) molten sulfur into pellets. The Stockton facility can process approximately 1,000 metric tons of molten sulfur per day and the resulting dry pellets are stored in bulk until sold into certain U.S. and international agricultural markets. Our two Beaumont prillers along with our granulator have the capacity to process approximately 5,500 metric tons of molten sulfur per day.  We process molten sulfur into formed sulfur on take-or-pay fee contracts, providing refiners access to the export market for the sale of their residual sulfur.

Our sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce approximately 150,000 tons of sulfuric acid per year.  This acid production provides a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to Martin Resource Management, which markets the excess production to third parties.

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

•
Ammonium sulfate products.  We produce various grades of ammonium sulfate including granular, coarse, standard, and 40% ammonium sulfate solution.  These products primarily serve direct application agricultural markets. We blend our ammonium sulfate to make custom grades of lawn and garden fertilizer at our facility in Salt Lake City, Utah. We package these custom grade products under both proprietary and private labels and sell them to major retail distributors and other retail customers.

•
Industrial sulfur products.  We produce industrial sulfur products such as elemental pastille sulfur, industrial ground sulfur products, and emulsified sulfur. We produce elemental pastille sulfur at our Odessa, Texas and Seneca, Illinois facilities. Elemental pastille sulfur is used to increase the efficiency of the coal-fired precipitators in the power industry. These industrial ground sulfur products are also used in a variety of dusting and wettable sulfur applications such as rubber manufacturing, fungicides, sugar and animal feeds. We produce emulsified sulfur at our Nash, Texas facility. Emulsified sulfur is primarily used to control the sulfur content in the pulp and paper manufacturing processes.

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

Our Sulfur Services Facilities.

We own 55 railcars and lease 98 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur from our Beaumont, Texas terminal to our Tampa, Florida terminal as well as provide third party marine transportation services to others:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,450 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,200 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,450 long tons	Molten sulfur
MGM 102	Inland tank barge	2,450 long tons	Molten sulfur

We operate the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We lease 132 railcars to transport our fertilizer products.  We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plants	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Salt Lake City, Utah	25,000 tons	Blending and packaging
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

Competition.  We own one of the four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of Mexico and Tampa, Florida. Phosphate fertilizer manufacturers consume a vast majority of the sulfur produced in the U.S., which they purchase from resellers as well as directly from producers. We compete primarily with U.S. producers that sell directly to consumers with access to transportation and storage assets as well as foreign suppliers from Mexico or Venezuela that may sell into the Florida market. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur product manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests. Our sulfuric acid products compete with regional producers and importers in the South and Southwest portion of the U.S. from Louisiana to California.

Seasonality.  Sales of our agricultural fertilizer products are partly seasonal as a result of increased demand during the growing season.

Marine Transportation Segment

Industry Overview.  The inland waterway system is composed of a network of interconnected rivers and canals that serve as water highways and is used to transport vast quantities of products annually. This waterway system extends approximately 26,000 miles, of which 12,000 miles are generally considered significant for domestic commerce.

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

The following is a summary description of the marine vessels we use in our marine transportation business:

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	14	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	31	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	25	800 - 3,800 horsepower	N/A
Offshore tank barges	3	52,000 - 95,000 barrels	Crude oil, diesel fuel, fuel oil and NGLs
Offshore tugboats	3	5,100 - 7,200 horsepower	N/A

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $149.3 million, $183.2 million and $177.1 million of direct costs and expenses for the years ended December 31, 2015, 2014 and 2013, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2015, 2014, and 2013, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.7 million, $12.5 million and $10.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

In the aggregate, our purchases from Martin Resource Management accounted for approximately 9%, 7%, and 8% of our total cost of products sold during for the years ended December 31, 2015, 2014 and 2013, respectively.  We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 11% of our total revenues for the year ended December 31, 2015 and 6% of our total revenues for each of the years ended December 31, 2014, and 2013. We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value located at an individual location subject to an overall minimum deductible of $3.5 million for damage caused by the named windstorm at all locations. Our onshore program currently provides $40.0 million per occurrence for named windstorm events. For non-windstorm events, our deductible applicable to onshore physical damage is $1.0 million per occurrence. Business interruption coverage in connection with a windstorm event is subject to the same $40.0 million per occurrence and aggregate limit as the property damage coverage and a waiting period of 45 days. For non-windstorm events, our waiting period applicable to business interruption is 30 days.

Our deductible for physical damage at our refining, blending and packaging division in Smackover, Arkansas is $0.5 million per occurrence. The waiting period applicable to business interruption is 30 days.

We have various pollution liability policies which provide coverages ranging from remediation of our property to third party liability. The limits of these policies vary based on our assessments of exposure at each location.

Loss of, or damage to, our vessels and cargo is insured through hull and cargo insurance policies. Vessel operating liabilities such as collision, cargo, environmental and personal injury are insured primarily through our participation in mutual insurance associations and other reinsurance arrangements, pursuant to which we are potentially exposed to assessments in the event claims by us or other members exceed available funds and reinsurance. Protection and indemnity ("P&I") insurance coverage is provided by P&I associations and other insurance underwriters. Our vessels are entered in P&I associations that are parties to a pooling agreement, known as the International Group Pooling Agreement ("Pooling Agreement") through which approximately 90% of the world's ocean-going tonnage is reinsured through a group reinsurance policy. With regard to collision coverage, the first $1.0 million of coverage is insured by our hull policy and any excess is insured by a P&I association. We insure our owned cargo through a domestic insurance company. We insure cargo owned by third parties through our P&I coverage. As a member of P&I associations that are parties to the Pooling Agreement, we are subject to supplemental calls payable to the associations of which we are a member, based on our claims record and the other members of the other P&I associations that are parties to the Pooling Agreement. Except for our marine operations, we self-insure against liability exposure up to a predetermined amount, beyond which we are covered by catastrophe insurance coverage.

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

Superfund

The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" law, and similar state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of "responsible persons," including the owner or operator of a site where regulated hazardous substances have been released into the environment and companies that disposed or arranged for the disposal of the hazardous substances found at such site. Under CERCLA, these responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although certain hydrocarbons are not subject to CERCLA’s reach because "petroleum" is excluded from CERCLA’s definition of a "hazardous substance," in the course of our ordinary operations we will generate wastes that may fall within the definition of a "hazardous substance." In addition, some state counterparts to CERCLA tie liability to a broader set of substances than does CERCLA.

Solid Waste

We generate both hazardous and nonhazardous solid wastes, which are subject to requirements of the federal Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state statutes. From time to time, the U.S. Environmental Protection Agency ("EPA") has considered making changes in nonhazardous waste standards that would result in stricter disposal requirements for these wastes. Furthermore, it is possible some wastes generated by us that are currently classified as nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or operating expenses.

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

Global Warming and Climate Change.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict greenhouse gas emissions.  At least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA eventually concluded that it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  The Court's holding in Massachusetts that greenhouse gases fall under the federal CAA's definition of air pollutant has also led the EPA to determine that regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs is required.  To that end, EPA promulgated regulations, referred to as the Tailoring Rule, 75 Fed. Red. 31514, to begin gradually subjecting stationary greenhouse gas emission sources to various Clean Air Act programs, including permitting programs applicable to new and existing major sources of greenhouse gas emissions.  To date, such requirements have not had a substantial effect upon our operations.  Still, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S.. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

Oil Pollution Act

The Oil Pollution Act of 1990, as amended ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a facility or vessel or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages including natural resource damages. Under the OPA, vessels and shore facilities handling, storing, or transporting oil are required to develop and implement oil spill response plans, and vessels greater than 300 tons in weight must provide to the U.S. Coast Guard evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the U.S. be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out by 2015. We believe we are in substantial compliance with all of the oil spill-related and financial responsibility requirements. Nonetheless, in the aftermath of the Deepwater Horizon incident in 2010, Congress has from time to time considered oil spill related legislation that could have the effect of substantially increasing financial responsibility requirements and potential fines and damages for violations and discharges subject to the OPA, and similar legislation.  Any such changes in law affecting areas where we conduct business could materially affect our operations.

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

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 871 individuals, including 54 employees represented by labor unions, who provide direct support to our operations as of December 31, 2015.

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

Currently, there are numerous international, federal and state-level initiatives and proposals addressing domestic and global climate issues.  Within the U.S., most of these proposals would regulate and/or tax, in one fashion or another, the production of carbon dioxide and other "greenhouse gases" to facilitate the reduction of carbon compound emissions to the atmosphere and provide tax and other incentives to produce and use more "clean energy." Costs to comply with future climate-related initiatives could have a material impact on our business, financial condition and results of operations.

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

Decreasing energy prices could adversely affect our results of operations.

Commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets.

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

If we are deemed an "investment company" under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.

Our assets include interests in joint ventures, specifically a 20.0% interest in WTLPG. This joint venture interest may be deemed to be "investment securities" within the meaning of the Investment Company Act of 1940, or the Investment Company Act. If a sufficient amount of our assets are deemed to be "investment securities" within the meaning of the Investment Company Act, and we are unable to rely on an exemption under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

Additionally, as a result of our desire to avoid having to register as an investment company under the Investment Company Act, we may have to forego potential future acquisitions of interests in companies that may be deemed to be investment securities within the meaning of the Investment Company Act or dispose of our current interests in any of our assets that are deemed to be "investment securities."

Risks Relating to an Investment in the Common Units

Units available for future sales by us or our affiliates could have an adverse impact on the price of our common units or on any trading market that may develop.

Common units will generally be freely transferable without restriction or further registration under the Securities Act, except that any common units held by an "affiliate" of ours may not be resold publicly except in compliance with the registration requirements of the Securities Act or under an exemption under Rule 144 or otherwise.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or its directors and will have no right to elect our general partner or its directors on an annual or other continuing basis. Holdings, the sole member of MMGP, elects the board of directors of our general partner.

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units.

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

•
the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other action under our partnership agreement constituted participation in the "control" of our business.

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

Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner to the unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that would otherwise constitute breaches of our general partner's fiduciary duties. For example, our partnership agreement:

•
permits our general partner to make a number of decisions in its "sole discretion." This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

•	provides that our general partner is entitled to make other decisions in its "reasonable discretion," which may reduce the obligations to which our general partner would otherwise be held;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own; and

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. No provision in our partnership agreement, or in any other agreement we have with our general partner or Martin Resource Management, prohibits our general partner or its affiliates from acquiring more than 80% of our common units. For additional information about this call right and unitholders' potential tax liability, please see "Risk Factors - Tax Risks - Tax gain or loss on the disposition of our common units could be different than expected."

Our common units have a limited trading volume compared to other publicly traded securities.

Our common units are quoted on the NASDAQ under the symbol "MMLP." However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other securities quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

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

As of December 31, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the Omnibus Agreement, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence." If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

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

The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. In order for us to be classified as a partnership for U.S. federal income tax purposes, more than 90% of our gross income each year must be "qualifying income" under Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). "Qualifying income" includes income and gains derived from the transportation, storage, processing and marketing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

Although we intend to meet this gross income requirement, we may not find it possible, regardless of our efforts, to meet this gross income requirement or may inadvertently fail to meet this gross income requirement. If we do not meet this gross income requirement for any taxable year and the U.S. Internal Revenue Service ("IRS") does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter. Moreover, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, members of Congress have considered substantive changes to the existing U.S. tax laws that would have affected certain publicly traded partnerships. Although the legislation considered would not have appeared to affect our tax treatment, we are unable to predict whether any such change or other proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay a Texas margin tax at a maximum effective rate of 0.525% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to you.

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

A successful IRS contest of the federal income tax positions we take could adversely affect the market for our common units and the costs of any contest will be borne by our unitholders, debt security holders and our general partner. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our unitholders with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
Unitholders may be required to pay taxes on income from us, including their share of income from the cancellation of debt, even if they do not receive any cash distributions from us.

Unitholders may be required to pay federal income taxes and, in some cases, state, local and foreign income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even the tax liability that results from the taxation of their share of our taxable income.

We may engage in transactions to delever the partnership and manage our liquidity that may result in income to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions or the value of the units. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisor with respect to the consequences to them of COD income.

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

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), Keogh plans and other retirement plans, regulated investment companies, real estate investment trusts, mutual funds and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Tax-exempt entities, non-U.S. persons and other unique investors should consult their tax advisor regarding their investment in our common units.

We treat a purchaser of our common units as having the same tax benefits without regard to the seller's identity. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation positions that may not conform to all aspects of the U.S Department of the Treasury's regulations ("Treasury regulations"). Any position we take that is inconsistent with applicable Treasury regulations may have to be disclosed on our federal income tax return. This disclosure increases the likelihood that the IRS will challenge our positions and propose adjustments to some or all of our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration's budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. Also, from time to time, members of Congress have considered substantive changes to the existing U.S. tax laws including the definition of qualifying income under Section 7704(d) of the Internal Revenue Code and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. In addition, the IRS, on May 5, 2015, issued proposed regulations (“Proposed Regulations”) concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. The Proposed Regulations also provide that a partnership may treat income from an activity as qualifying income during a ten year transition period if the partnership received a private letter ruling from the IRS holding that the income from that activity is qualifying income. We have obtained favorable private letter rulings from the IRS in the past as to what constitutes “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code and we would expect to rely upon these private letter rulings for purposes of the ten year transition rule contained in the Proposed Regulations. The U.S. Department of the Treasury and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations. We do not believe the Proposed Regulations affect our ability to qualify as a publicly traded partnership. However, finalized Treasury regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year. For purposes of determining whether the 50% threshold is met, multiple sales of the same units are counted only once. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS announced a relief procedure whereby, if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be allowed to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. Therefore, the use of our proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of such method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

A description of our properties is contained in "Item 1.  Business" and is incorporated herein by reference.

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

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 22. Commitments and Contingencies", and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of February 29, 2016 there were approximately 398 holders of record and approximately 24,944 beneficial owners of our common units.  The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for NASDAQ during those periods:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$35.44	$24.97	$44.36	$40.28
Second Quarter	$38.03	$30.95	$43.48	$39.22
Third Quarter	$32.83	$23.43	$41.64	$35.75
Fourth Quarter	$29.44	$18.62	$37.40	$25.80

Cash Distributions

The following table sets forth the quarterly cash distribution declared and paid for our common units during the periods indicated:

Declared for Quarter Ending	Distribution Per Common Unit	Date Declared	Date Paid
December 31, 2015	$0.8125	January 21, 2016	February 12, 2016
September 30, 2015	$0.8125	October 22, 2015	November 13, 2015
June 30, 2015	$0.8125	July 23, 2015	August 14, 2015
March 31, 2015	$0.8125	April 23, 2015	May 15, 2015
December 31, 2014	$0.8125	January 22, 2015	February 13, 2015
September 30, 2014	$0.8125	October 23, 2014	November 14, 2014
June 30, 2014	$0.7925	July 24, 2014	August 14, 2014
March 31, 2014	$0.7875	April 23, 2014	May 15, 2014

Cash Distribution Policy

Within 45 days after the end of each quarter, we distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date.  Our general partner has broad discretion to establish cash reserves that it determines are necessary or appropriate to properly conduct our business.  These can include cash reserves for future capital and maintenance expenditures, reserves to stabilize distributions of cash to the unitholders and our general partner, reserves to reduce debt, or, as necessary, reserves to comply with the terms of any of our agreements or obligations.  Our distributions are effectively made 98% to unitholders and 2.0% to our general partner, subject to the payment of incentive distributions to our general partner if certain target cash distribution levels to common unitholders are achieved.  Distributions to our general partner increase to 15%, 25% and 50% based on incremental distribution thresholds as set forth in our partnership agreement. On October 2, 2012, our general partner executed Amendment No. 3 to the Second Amended and Restated Agreement of Limited Partnership of the Partnership ("the Partnership Agreement Amendment"). The Partnership Agreement Amendment provides that our general partner, currently the holder of the incentive distribution rights, shall forego the next $18.0 million in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of our general partner agreed to forego an additional $3.0 million in incentive distributions. As of February 29, 2016, the amount of incentive distributions the general partner has foregone is $21.0 million, and incentive distributions were paid in conjunction with the fourth quarter 2014 cash distribution paid on February 13, 2015 and every quarter thereafter.

Our ability to distribute available cash is contractually restricted by the terms of our credit facility.  Our credit facility contains covenants requiring us to maintain certain financial ratios.  We are prohibited from making any distributions to unitholders if the distribution would cause a default or an event of default, or a default or an event of default exists, under our credit facility.  Please read "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Credit Facility."

Item 6.	Selected Financial Data

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2015	2014	2013	2012	2011
	(Dollars in thousands, except per unit amounts)

Revenues	$1,036,844	$1,642,141	$1,612,739	$1,490,361	$1,242,490

Income (loss) from continuing operations	$37,165	$(6,367)	$(14,562)	$37,122	$13,367
Income (loss) from discontinued operations, net of tax	1,215	(5,338)	1,208	64,865	9,392
Net income (loss)	$38,380	$(11,705)	$(13,354)	$101,987	$22,759
Net income (loss) attributable to limited partners	$21,902	$(15,176)	$(13,047)	$92,617	$17,945

Net income (loss) per limited partner unit – continuing operations	$0.60	$(0.27)	$(0.54)	$1.32	$0.57
Net income (loss) per limited partner unit – discontinued operations	0.02	(0.22)	0.04	2.64	0.35
Net income (loss) per limited partner unit	$0.62	$(0.49)	$(0.50)	$3.96	$0.92

Total assets	$1,380,473	$1,553,919	$1,097,919	$1,012,996	$1,069,108
Long-term debt	$865,003	$902,005	$658,695	$474,992	$458,941

Cash dividends per common unit (in dollars)	$3.25	$3.18	$3.11	$3.06	$3.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil and the blending and packaging of finished lubricants;

•	Natural gas liquids transportation and distribution services and natural gas storage;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Marine transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2015, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Developments

Commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. We continually adjust our business strategy to focus on maximizing liquidity; maintaining a stable asset base, which generates fee based revenues not sensitive to commodity prices; and improving profitability by increasing asset utilization and controlling costs, which includes force reductions and asset rationalization strategies. Given the current environment, we have altered and reduced our planned growth capital expenditures. We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

The following information highlights selected developments since January 1, 2015.

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

Disposition of Floating Storage Assets. On February 12, 2015, we sold six liquefied petroleum gas pressure barges for $41.3 million. These assets were primarily operated under the floating storage component of our NGL distribution business. The proceeds from the disposition were used to reduce outstanding indebtedness under our revolving credit facility.

Subsequent Events

Quarterly Distribution.  On January 21, 2016, we declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2015, or $3.25 per common unit on an annualized basis, which was paid on February 12, 2016 to unitholders of record as of February 5, 2016. Additionally, we paid a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2015 and 2014:

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

If actual collection results are not consistent with our judgments, we may experience an increase in uncollectible receivables. A 10% increase in our allowance for doubtful accounts would result in a decrease in net income of approximately $0.04 million.

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
Applying this impairment review methodology, in 2015 we recorded an impairment charge of $9.3 in our Terminalling and Storage segment and $1.3 in our Marine Transportation segment. During 2014, we recorded an impairment charge of $3.4 million in our Marine Transportation segment.

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

We completed the most recent review of goodwill as of August 31, 2015 and determined there was no impairment. Additionally, management is aware of no change in circumstance which would indicate a need for an interim impairment evaluation.

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
Estimating environmental liabilities requires significant management judgment as well as possible use of third party specialists knowledgeable in such matters.	Environmental liabilities have not significantly affected our results of operations or financial condition in the past, and we do not anticipate that they will in the future.

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2015, 2014 and 2013, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.7 million, $12.5 million and $10.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2015, 2014, and 2013, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$38,380	$(11,705)	$(13,354)
Less: (Income) loss from discontinued operations, net of income taxes	(1,215)	5,338	(1,208)
Income (loss) from continuing operations	37,165	(6,367)	(14,562)
Adjustments:
Interest expense	43,292	42,203	42,495
Income tax expense	1,048	1,137	753
Depreciation and amortization	92,250	68,830	50,962
EBITDA	173,755	105,803	79,648
Adjustments:
Equity in (income) loss of unconsolidated entities	(8,986)	(5,466)	53,048
(Gain) loss on sale of property, plant and equipment	2,149	1,353	(217)
Gain on sale of equity method investment	—	—	(750)
Gain on involuntary conversion of property, plant and equipment	—	—	(909)
Gain on retirement of senior unsecured notes	(1,242)	—	—
Impairment of long lived assets	10,629	3,445	—
Unrealized mark to market on commodity derivatives	(675)	818	—
Reduction in fair value of investment in Cardinal due to purchase of the controlling interest	—	30,102	—
Debt prepayment premium	—	7,767	272
Distributions from unconsolidated entities	11,200	4,323	3,476
Unit-based compensation	1,429	817	911
Adjusted EBITDA	188,259	148,962	135,479
Adjustments:
Interest expense	(43,292)	(42,203)	(42,495)
Income tax expense	(1,048)	(1,137)	(753)
Amortization of deferred debt issuance costs	4,859	6,263	3,700
Amortization of debt discount	—	1,305	306
Amortization of debt premium	(324)	(245)	—
Non-cash mark to market on interest rate derivatives	206	—	—
Payments of installment notes payable and capital lease obligations	—	—	(307)
Payments for plant turnaround costs	(1,908)	(3,974)	—
Maintenance capital expenditures	(12,902)	(14,556)	(11,445)
Distributable Cash Flow	$133,850	$94,415	$84,485

Results of Operations

The results of operations for the years ended December 31, 2015, 2014, and 2013 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2015, 2014, and 2013.

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

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets disposed of on February 12, 2015 for the years ended December 31, 2015, 2014, and 2013. See Item 8, Note 5.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$18,750	$(3,046)	$15,704
Natural gas services	523,160	—	523,160	38,611	2,609	41,220
Sulfur services	170,161	—	170,161	27,113	(3,509)	23,604
Marine transportation	81,784	(3,031)	78,753	4,630	3,946	8,576
Indirect selling, general and administrative	—	—	—	(18,951)	—	(18,951)
Total	$1,045,545	$(8,701)	$1,036,844	$70,153	$—	$70,153

Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$27,007	$(2,014)	$24,993
Natural gas services	1,013,835	—	1,013,835	30,610	3,964	34,574
Sulfur services	215,471	—	215,471	25,656	(6,191)	19,465
Marine transportation	97,049	(5,677)	91,372	3,310	4,241	7,551
Indirect selling, general and administrative	—	—	—	(18,712)	—	(18,712)
Total	$1,653,009	$(10,868)	$1,642,141	$67,871	$—	$67,871

Year Ended December 31, 2013:
Terminalling and storage	$341,966	$(4,756)	$337,210	$35,282	$(2,427)	$32,855
Natural gas services	966,909	—	966,909	28,003	2,521	30,524
Sulfur services	213,124	—	213,124	26,002	(4,491)	21,511
Marine transportation	99,511	(4,015)	95,496	9,014	4,397	13,411
Indirect selling, general and administrative	—	—	—	(16,837)	—	(16,837)
Total	$1,621,510	$(8,771)	$1,612,739	$81,464	$—	$81,464

Terminalling and Storage Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$138,614	$135,697	$2,917	2%
Products	131,826	190,957	(59,131)	(31)%
Total revenues	270,440	326,654	(56,214)	(17)%

Cost of products sold	115,460	175,246	(59,786)	(34)%
Operating expenses	83,917	83,504	413	—%
Selling, general and administrative expenses	3,804	3,565	239	7%
Impairment of long lived assets	9,305	—	9,305
Depreciation and amortization	38,731	37,622	1,109	3%
	19,223	26,717	(7,494)	(28)%
Other operating income (loss)	(473)	290	(763)	263%
Operating income	$18,750	$27,007	$(8,257)	(31)%

Lubricant sales volumes (gallons)	22,909	32,418	(9,509)	(29)%
Shore-based throughput volumes (gallons)	159,598	253,262	(93,664)	(37)%
Smackover refinery throughput volumes (barrels per day)	6,162	6,159	3	—%
Corpus Christi crude terminal throughput volumes (barrels per day)	154,381	164,223	(9,842)	(6)%

Services revenues. Services revenue increased $2.9 million attributable to increased throughput rates at our Smackover Refinery. In addition, $1.5 million of the increase is due to revenues generated by our shore-based terminals primarily related to increased consigned lube revenue and increased throughput rates. Service revenues at our specialty terminals decreased $0.9 million overall resulting from increased revenues at several of our terminals offset by decreased throughput fees of $2.6 million at our crude terminal in Corpus Christi, Texas.

Products revenues. A 43% decrease in sales volumes at our blending and packaging facilities resulted in a $53.6 million decrease to products revenues. Product sales volumes from our shore-based terminals increased 1%, resulting in a $0.6 million increase in products revenues. The average sales price at our blending and packaging facilities increased 1%, resulting in a $0.8 million increase in product revenues. The average sales price at our shore-based terminals decreased 10%, resulting in a $6.9 million decrease to product revenues.

Cost of products sold.  A 43% decrease in sales volumes at our blending and packaging facilities resulted in a $44.4 million reduction in cost of products sold. Product sales volumes from our shore-based terminals increased 1%, resulting in a
$0.5 million increase in cost of products sold. The average price per gallon at our blending and packaging facilities decreased 8% resulting in a reduction of $9.2 million in cost of products sold. The average price per gallon at our shore-based terminals decreased 11%, resulting in a reduction of $6.7 million in cost of products sold.

Operating expenses. Increased expenses at our specialty terminals accounted for $2.0 million of the total increase, primarily attributable to the Corpus Christi crude terminal. This is offset by a $1.6 million reduction of expenses at our Smackover Refinery primarily attributable to decreased natural gas expense.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses is primarily attributable to increased compensation expense.

Impairment of long-lived assets.  Impairment of long-lived assets represents the write-off of certain organic growth project costs during 2015.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$135,697	$120,717	$14,980	12%
Products	190,957	221,249	(30,292)	(14)%
Total revenues	326,654	341,966	(15,312)	(4)%

Cost of products sold	175,246	197,974	(22,728)	(11)%
Operating expenses	83,504	74,441	9,063	12%
Selling, general and administrative expenses	3,565	3,238	327	10%
Depreciation and amortization	37,622	31,823	5,799	18%
	26,717	34,490	(7,773)	(23)%
Other operating income	290	792	(502)	63%
Operating income	$27,007	$35,282	$(8,275)	(23)%

Lubricant sales volumes (gallons)	32,418	39,342	(6,924)	(18)%
Shore-based throughput volumes (gallons)	253,262	270,522	(17,260)	(6)%
Smackover refinery throughput volumes (barrels per day)	6,159	6,912	(753)	(11)%
Corpus Christi crude terminal (barrels per day)	164,223	108,652	55,571	51%

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

Natural Gas Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$64,858	$22,991	$41,867	182%
Products	458,302	990,844	(532,542)	(54)%
Total revenues	523,160	1,013,835	(490,675)	(48)%

Cost of products sold	416,404	950,742	(534,338)	(56)%
Operating expenses	23,979	10,797	13,182	122%
Selling, general and administrative expenses	9,791	8,596	1,195	14%
Depreciation and amortization	34,072	13,090	20,982	160%
	38,914	30,610	8,304	27%
Other operating loss	(303)	—	(303)
Operating income	$38,611	$30,610	$8,001	26%

Distributions from unconsolidated entities	$11,200	$4,323	$6,877	159%

NGLs Volumes (barrels)	14,340	16,448	(2,108)	(13)%

Services Revenues. The increase in services revenue is a result of the 2015 period including a full year of natural gas storage revenue related to the acquisition of Cardinal Gas Storage Partners LLC ("Cardinal"), which occurred August 29, 2014.

Products Revenues. Our NGL average sales price per barrel decreased $28.28, or 47%, resulting in a decrease to products revenues of $465.2 million. The decrease in average sales price per barrel was a result of a decline in market prices. Product sales volumes decreased 13%, decreasing revenues $67.4 million.

Cost of products sold.   Our average cost per barrel decreased $28.77, or 50%, decreasing cost of products sold by $473.1 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 13%, resulted in a $61.2 million decrease to cost of products sold. Our margins increased $0.48 per barrel, or 20% during the period.

Operating expenses.  Operating expenses increased $13.2 million, $11.0 million of which is related to the acquisition of Cardinal, $1.1 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014, $0.6 million is a result of expenses associated with the hydrostatic test of our 200 mile NGL Pipeline, and $0.5 million is related to the rail operations at our Arcadia facility which was placed into service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.4 million as a result of the acquisition of Cardinal. Offsetting this increase was a decrease to property taxes of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased $20.2 million due to the acquisition of Cardinal and $0.9 million is related to increased capital expenditure activity.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$22,991	$—	$22,991
Products	990,844	966,909	23,935	2%
Total revenues	1,013,835	966,909	46,926	5%

Cost of products sold	950,742	930,315	20,427	2%
Operating expenses	10,797	3,918	6,879	176%
Selling, general and administrative expenses	8,596	3,731	4,865	130%
Depreciation and amortization	13,090	962	12,128	1,261%
	30,610	27,983	2,627	9%
Other operating income	—	20	(20)	(100)%
Operating income	$30,610	$28,003	$2,607	9%

Distributions from unconsolidated entities	$4,323	$3,476	$847	24%

NGLs Volumes (barrels)	16,448	14,874	1,574	11%

Revenues. Services revenue for 2014 are attributable to the acquisition of Cardinal on August 29, 2014. NGL sales volumes increased 11%, positively impacting product revenues by $94.8 million.  Our NGL average sales price per barrel decreased $4.77, or 7%, resulting in an offsetting decrease to product revenues of $70.9 million.

Cost of products sold.   Our average cost per barrel decreased $4.74, or 8%.  The impact of lower prices reduced cost of products sold by $70.6 million while the growth in volumes increased our costs $91.0 million.  Our margins decreased by $0.02, or 0.9%, per barrel during the period.

Operating expenses.  Operating expenses increased $6.9 million, $5.3 million of which is related to the acquisition of Cardinal and $1.5 million is a result of the acquisition of NGL storage assets from Martin Resource Management in May 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.7 million due to the acquisition of Cardinal, $1.0 million due to increased compensation expense, $0.5 million due to increased property taxes, and $0.3 million due to increased bad debt expense.

Depreciation and amortization. Depreciation and amortization increased due to the acquisition of Cardinal.

Sulfur Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$12,270	$12,149	$121	1%
Products	157,891	203,322	(45,431)	(22)%
Total revenues	170,161	215,471	(45,310)	(21)%

Cost of products sold	115,133	160,144	(45,011)	(28)%
Operating expenses	15,279	17,136	(1,857)	(11)%
Selling, general and administrative expenses	3,805	4,359	(554)	(13)%
Depreciation and amortization	8,455	8,176	279	3%
	27,489	25,656	1,833	7%
Other operating loss	(376)	—	(376)
Operating income	$27,113	$25,656	$1,457	6%

Sulfur (long tons)	856.0	848.0	8.0	1%
Fertilizer (long tons)	274.0	306.0	(32.0)	(10)%
Sulfur services volumes (long tons)	1,130.0	1,154.0	(24.0)	(2)%

Revenues.  Product revenue decreased $42.1 million as a result of a 21% decrease in sales prices for both sulfur and fertilizer products. Further, product revenue decreased an additional $3.3 million due to a 2% decrease in sales volumes, primarily related to decreased fertilizer volumes.

Cost of products sold.  A 27% decrease in prices reduced our cost by $42.6 million. A 2% decrease in sales volumes decreased cost of products sold by $2.4 million. Margin per ton remained consistent.

Operating expenses.  Our operating expenses decreased due to a reduction in repairs and maintenance on marine vessels of $1.3 million and a decrease in fuel expense of $0.6 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of decreased compensation expense.

Depreciation and amortization.  The slight increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues:
Services	$12,149	$12,004	$145	1%
Products	203,322	201,120	2,202	1%
Total revenues	215,471	213,124	2,347	1%

Cost of products sold	160,144	158,085	2,059	1%
Operating expenses	17,136	16,975	161	1%
Selling, general and administrative expenses	4,359	4,083	276	7%
Depreciation and amortization	8,176	7,979	197	2%
Operating income	$25,656	$26,002	$(346)	(1)%

Sulfur (long tons)	848.0	837.0	11.0	1%
Fertilizer (long tons)	306.0	273.0	33.0	12%
Sulfur services volumes (long tons)	1,154.0	1,110.0	44.0	4%

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

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Marine Transportation Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$81,784	$97,049	$(15,265)	(16)%
Operating expenses	63,412	77,964	(14,552)	(19)%
Selling, general and administrative expenses	417	1,084	(667)	(62)%
Impairment of long lived assets	1,324	3,445	(2,121)	(62)%
Depreciation and amortization	10,992	9,942	1,050	11%
	5,639	4,614	1,025	22%
Other operating loss	(1,009)	(1,304)	295	(23)%
Operating income	$4,630	$3,310	$1,320	40%

Inland Revenues.  A $6.4 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet. Additionally, $4.9 million related to a decrease in pass-through revenues.

Offshore Revenues.  Revenue from offshore operations decreased $1.9 million due to a decrease in utilization of the offshore fleet. Additionally, $1.2 million related to a decrease in pass-through revenues.

Operating expenses.  Operating expenses decreased $6.4 million due to decreased pass-through expenses, primarily fuel. Additionally, there were decreases in repairs and maintenance of $4.5 million, compensation expense of $1.5 million, insurance premiums of $0.5 million, operating supplies of $0.4 million, property taxes of $0.5 million, and Jones Act claims of $0.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of a decrease in a legal contingency reserve established during the purchase of Talen's Marine & Fuel, LLC of $1.4 million,  offset by an increase in the reserve for an uncollectible customer receivable of $0.9 million.

Impairment of long-lived assets.  Impairment of long-lived assets for the 2015 period represents the write-down of four assets as a result of the inability to generate cash flows in recent quarters and going forward. Impairment of long-lived assets for the 2014 period represents the write-down of one offshore tow which was the result of the decision to remove that asset from service and ultimately dispose of it.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of equipment, offset by increases in depreciable assets related to recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revenues	$97,049	$99,511	$(2,462)	(2)%
Operating expenses	77,964	79,306	(1,342)	(2)%
Selling, general and administrative expenses	1,084	1,347	(263)	(20)%
Impairment of long lived assets	3,445	—	3,445
Depreciation and amortization	9,942	10,198	(256)	(3)%
	4,614	8,660	(4,046)	(47)%
Other operating income (loss)	(1,304)	354	(1,658)	468%
Operating income	$3,310	$9,014	$(5,704)	(63)%

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

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Equity in Earnings (Loss) of Unconsolidated Entities

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$8,986	$3,076	5,910	192%
Equity in earnings of Cardinal	—	892	(892)	(100)%
Equity in earnings of MET	—	1,498	(1,498)	(100)%
Equity in earnings of unconsolidated entities	$8,986	$5,466	$3,520	64%

The investment in West Texas LPG Pipeline L.P. ("WTLPG") was made in May 2014.

On August 29, 2014, the Partnership acquired the remaining 57.8% Category A interest in Cardinal it did not previously own and began consolidating Cardinal's results.

Equity in earnings of Martin Energy Trading LLC ("MET") represents dividends on our 100% investment in its preferred interests. The MET investment was acquired in March 2013. In August 2014, MET converted its preferred equity to subordinated debt, resulting in a Partnership note receivable from MET. Subsequent to this conversion, we recorded interest on the note receivable in "Interest expense, net" in the Consolidated Statements of Operations.

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Equity in earnings of WTLPG	$3,076	$—	$3,076
Equity in earnings (loss) of Cardinal	892	(54,226)	55,118	102%
Equity in earnings of MET	1,498	1,738	(240)	(14)%
Equity in loss of Caliber	—	(560)	560	100%
Equity in earnings (loss) of unconsolidated entities	$5,466	$(53,048)	$58,514	110%

The investment in WTLPG was made in May 2014.

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

The investment in Caliber was acquired in June 2012 and sold in November 2013.

Interest Expense

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$16,270	$12,684	$3,586	28%
8.875 % senior unsecured notes	—	3,882	(3,882)	(100)%
7.250 % senior unsecured notes	28,583	26,252	2,331	9%
Amortization of deferred debt issuance costs	4,859	6,263	(1,404)	(22)%
Amortization of debt discount and premium	(324)	1,059	(1,383)	(131)%
Impact of interest rate derivative activity, including cash settlements	(2,289)	(6,692)	4,403	(66)%
Other	387	944	(557)	(59)%
Capitalized interest	(1,944)	(1,437)	(507)	(35)%
Interest income	(2,250)	(752)	(1,498)	(199)%
Total interest expense, net	$43,292	$42,203	$1,089	3%

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2014 and 2013

	Year Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Revolving loan facility	$12,684	$7,683	$5,001	65%
8.875 % senior unsecured notes	3,882	15,531	(11,649)	(75)%
7.250 % senior unsecured notes	26,252	16,061	10,191	63%
Amortization of deferred debt issuance costs	6,263	3,700	2,563	69%
Amortization of debt discount and premium	1,059	306	753	246%
Cash settlements on interest rate swaps	(6,692)	—	(6,692)
Other	944	310	634	205%
Capitalized interest	(1,437)	(1,096)	(341)	(31)%
Interest income	(752)	—	$(752)
Total interest expense, net	$42,203	$42,495	$460	(1)%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2015	2014			2014	2013
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$18,951	$18,712	$239	1%	$18,712	$16,837	$1,875	11%

Indirect selling, general and administrative expenses remained consistent from 2014 to 2015.

The increase in indirect selling, general and administrative expenses from 2013 to 2014 is primarily a result of higher allocated overhead expenses from Martin Resource Management as a result of increased time spent on Partnership activities.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2015	2014			2014	2013
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$13,679	$12,535	$1,144	9%	$12,535	$10,621	$1,914	18%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures have historically been cash flows generated by our operations and access to debt and equity markets, both public and private.  Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances and our current borrowing capacity under the expanded revolving credit facility. Given the current environment, we have altered and reduced our planned growth capital expenditures.  We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

Our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors - Risks related to Our Business" for a discussion of such risks.

Recent Debt Financing Activity

In 2015, we repurchased on the open market an aggregate $26.2 million of our outstanding 7.25% senior unsecured notes. These transactions resulted in a gain on retirement of debt of $1.2 million.

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

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2016.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors - Risks Relating to Our Business" for a discussion of such risks.

Cash Flows - Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

The following table details the cash flow changes between the twelve months ended December 31, 2015 and 2014:

	Years Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$182,572	$115,580	$66,992	58%
Investing activities	(23,805)	(324,663)	300,858	93%
Financing activities	(158,778)	192,583	(351,361)	(182)%
Net decrease in cash and cash equivalents	$(11)	$(16,500)	$16,489	(100)%

Net cash provided by operating activities. The change in net cash provided by operating activities includes an increase in operating results from continuing operations of $43.5 million, distributions from WTLPG of $8.6 million, and a $21.7 million favorable variance in working capital. Offsetting the increase in cash flows provided by operating activities was a decrease in other non-cash charges of $6.9 million. Changes in working capital are primarily affected by the timing of payments of trade and other accounts payable as well as the collections of trade and other accounts receivable. In addition, cash used in discontinued operations increased $2.1 million in 2015.

Net cash used in investing activities. Acquisition expenditures decreased $102.7 million. Investments in unconsolidated entities and capital expenditures decreased $134.0 million and $18.5 million in 2015, respectively. Net cash provided by discontinued investing activities of $41.3 million in 2015 is attributable to the sale of the six pressure barges which occurred in February 2015. There was no cash provided by or used in discontinued investing activities in 2014.

Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities decreased for the year ended December 31, 2015 as a result of: (i) a decrease of $339.3 million in equity offering proceeds, including $7.0 million from the general partner; (ii) a $13.0 million increase in net proceeds from long-term debt (borrowings less repayments); (iii) a $35.9 million increase in cash distributions; (iv) a $3.4 million reduction in the payment of debt issuance costs; and (v) an increase of $7.2 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Cash Flows - Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

The following table details the cash flow changes between the twelve months ended December 31, 2014 and 2013:

	Years Ended December 31,		Variance	Percent Change
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$115,580	$112,183	$3,397	3%
Investing activities	(324,663)	(186,777)	(137,886)	(74)%
Financing activities	192,583	85,974	106,609	(124)%
Net increase (decrease) in cash and cash equivalents	$(16,500)	$11,380	$(27,880)	(245)%

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

Net cash provided by financing activities increased for the year ended December 31, 2014 as a result of: (i) $338.7 million in equity offering proceeds, including $7.0 million from the general partner; (ii) a $228.8 million decrease in net proceeds from long-term debt (borrowings less repayments); (iii) a $12.8 million increase in cash distributions; and (iv) a $5.4 million reduction in the payment of debt issuance costs.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Expansion capital expenditures	$17,026	$29,465	$53,917	$74,727
Maintenance capital expenditures	5,281	1,296	12,902	14,556
Plant turnaround costs	154	(26)	1,908	3,974
Total	$22,461	$30,735	$68,727	$93,257

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three and twelve months ended December 31, 2015. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made primarily on certain organic growth projects ongoing in our Natural Gas Services operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Marine Transportation, and Natural Gas Services segments to maintain our existing assets and operations during the three and twelve months ended December 31, 2015.

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

As of December 31, 2015, we had $873.4 million of outstanding indebtedness, consisting of outstanding borrowings of $375.4 million (including unamortized premium) in senior unsecured notes and $498.0 million under our revolving credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2015, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$498,000	$—	$498,000	$—	$—
2021 senior unsecured notes	373,800	—	—	—	373,800
Throughput commitment	34,042	6,075	12,565	13,071	2,331
Operating leases	45,114	13,676	15,262	6,935	9,241
Interest expense: ¹
Revolving credit facility	35,318	15,798	19,520	—	—
2021 Senior unsecured notes	138,890	27,101	54,201	54,201	3,387
Total contractual cash obligations	$1,125,164	$62,650	$599,548	$74,207	$388,759

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letter of Credit.  At December 31, 2015, we had outstanding irrevocable letters of credit in the amount of $1.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

We and Martin Midstream Finance Corp., a subsidiary of us (collectively, the "Issuers"), entered into (i) an Indenture, dated as of February 11, 2013 (the "2021 Indenture") among the Issuers, certain subsidiary guarantors (the "2021 Guarantors") and Wells Fargo Bank, National Association, as trustee (the "2021 Trustee") and (ii) a Registration Rights Agreement, dated as of February 11, 2013 (the "2021 Registration Rights Agreement"), among the Issuers, the 2021 Guarantors and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, RBS Securities Inc., SunTrust Robinson Humphrey, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of a group of initial purchasers, in connection with a private placement to eligible purchasers of $250.0 million in aggregate principal amount of the Issuers' 7.25% senior unsecured notes due 2021 (the "2021 Notes"). On April 1, 2014, we completed a private placement add-on of $150.0 million of the 2021 Notes. In 2015, we repurchased on the open market and subsequently retired an aggregate $26.2 million of our outstanding 2021 Notes.

Interest and Maturity. The Issuers issued the 2021 Notes pursuant to the 2021 Indenture in transactions exempt from registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The 2021 Notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act. The 2021 Notes will mature on February 15, 2021. The interest payment dates are February 15 and August 15.

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

Revolving Credit Facility

We maintain a $700.0 million credit facility, which was reduced from $900.0 million on August 14, 2015 through notification to our credit facility's administrative agent. On June 23, 2015, we amended the credit facility to change the definition of Consolidated EBITDA (as defined in the credit facility agreement) to include cash interest payments received by the Partnership in respect of subordinated debt owed to the Partnership by MET. Additionally, the amendment permits us to purchase, redeem or otherwise acquire up to $25.0 million of our common units and/or senior unsecured notes, subject to compliance with certain minimum liquidity, maximum leverage and other conditions set forth in the amendment.

As of December 31, 2015, the capacity of our revolving credit facility was $700.0 million. We had $498.0 million outstanding under the revolving credit facility and $1.1 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $200.9 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of December 31, 2015, we have the ability to borrow approximately $124.6 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.   During the year ended December 31, 2015, the level of outstanding draws on our credit facility ranged from a low of $450.0 million to a high of $520.0 million.

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

The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at December 31, 2015 is 2.75%.

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

As of February 29, 2016, our outstanding indebtedness includes $530.0 million under our credit facility.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2015, 2014 or 2013.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2015, 2014 or 2013.

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

We have entered into hedging transactions through June 30, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have arrangements totaling a notional quantity of 0.2 million barrels settling during the period from January 31, 2016 through June 30, 2016. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. These instruments are recorded on our Consolidated Balance Sheets at December 31, 2015 in "Fair value of derivatives" as a current asset of $0.7 million. Based on the current notional volume hedged as of December 31, 2015, a $0.10 change in the expected settlement price of these contracts would result in an impact to the Partnership's net income of approximately $1.0 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.16% as of December 31, 2015.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2015, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $318.0 million as of December 31, 2015, based on market prices of similar debt at December 31, 2015.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase in interest rates. A hypothetical increase in interest rates of 100 basis points would result in an approximate $12.7 million decrease in fair value of our long-term debt at December 31, 2015.

We have entered into an interest rate swap agreement to reduce the amount of interest we pay on our senior unsecured notes due in February of 2021. Pursuant to the terms of these interest rate swap agreements, we pay a variable rate interest payment based on the one-month LIBOR and receive a fixed rate. The net difference to be paid or received from the counterparties under the interest rate swap agreement is settled semiannually and is recognized as an adjustment to interest expense. The risk associated with these interest rate swaps exposes us to an increase in interest rates which would result in an increase in interest expense and a corresponding decrease in net income. The impact of a 100 basis point increase in the one month LIBOR would result in an decrease in the fair value of our interest rate swaps of $2.3 million.

At December 31, 2015, we are a party to interest rate swap agreements as shown below:

Interest Rate Swaps
As of December 31, 2015
(Dollars in Thousands)
Date of Swap	Bank	Maturity	Notional Amount	Interest Rate We Pay	Interest Rate We Receive	Fair Value Asset	Fair Value Liability
December 2015	BBVA Compass	December 2020	$50,000	1 MO LIBOR	1.47%	$—	$206
			$50,000			$—	$206

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the each of the years in a three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria establish in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.

 /s/ KPMG LLP

Dallas, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.

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

In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 29, 2016

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2015	2014
Assets
Cash	$31	$42
Trade and accrued accounts receivable, less allowance for doubtful accounts of $430 and $1,620 respectively	74,355	134,173
Product exchange receivables	1,050	3,046
Inventories	75,870	88,718
Due from affiliates	10,126	14,512
Fair value of derivatives	675	—
Other current assets	5,718	6,772
Assets held for sale	—	40,488
Total current assets	167,825	287,751

Property, plant and equipment, at cost	1,387,814	1,343,674
Accumulated depreciation	(404,574)	(345,397)
Property, plant and equipment, net	983,240	998,277

Goodwill	23,802	23,802
Investment in unconsolidated entities	132,292	134,506
Notes receivable - Martin Energy Trading LLC	15,000	15,000
Intangibles and other assets, net	58,314	81,465
	$1,380,473	$1,540,801
Liabilities and Partners’ Capital
Trade and other accounts payable	$81,180	$125,332
Product exchange payables	12,732	10,396
Due to affiliates	5,738	4,872
Income taxes payable	985	1,174
Other accrued liabilities	18,533	21,801
Total current liabilities	119,168	163,575

Long-term debt, net	865,003	888,887
Fair value of derivatives	206	—
Other long-term obligations	2,217	2,668
Total liabilities	986,594	1,055,130
Commitments and contingencies
Partners’ capital	393,879	485,671
	$1,380,473	$1,540,801

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Terminalling and storage *	$132,945	$130,506	$115,965
Marine transportation *	78,753	91,372	95,496
Natural gas storage services *	64,858	22,991	—
Sulfur services	12,270	12,149	12,004
Product sales: *
Natural gas services	458,302	990,844	966,909
Sulfur services	157,891	203,322	201,120
Terminalling and storage	131,825	190,957	221,245
	748,018	1,385,123	1,389,274
Total revenues	1,036,844	1,642,141	1,612,739

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	413,795	948,765	928,725
Sulfur services *	114,766	159,782	157,723
Terminalling and storage *	112,836	172,069	195,640
	641,397	1,280,616	1,282,088
Expenses:
Operating expenses *	183,466	184,049	170,155
Selling, general and administrative *	36,788	36,316	29,236
Impairment of long lived assets	10,629	3,445	—
Depreciation and amortization	92,250	68,830	50,962
Total costs and expenses	964,530	1,573,256	1,532,441
Other operating income (loss)	(2,161)	(1,014)	1,166
Operating income	70,153	67,871	81,464

Other income (expense):
Equity in earnings (loss) of unconsolidated entities	8,986	5,466	(53,048)
Debt prepayment premium	—	(7,767)	(272)
Interest expense, net	(43,292)	(42,203)	(42,495)
Gain on retirement of senior unsecured notes	1,242	—	—
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	—	(30,102)	—
Other, net	1,124	1,505	542
Total other income (expense)	(31,940)	(73,101)	(95,273)
Net income (loss) before taxes	38,213	(5,230)	(13,809)
Income tax expense	(1,048)	(1,137)	(753)
Income (loss) from continuing operations	37,165	(6,367)	(14,562)
Income (loss) from discontinued operations, net of income taxes	1,215	(5,338)	1,208
Net income (loss)	38,380	(11,705)	(13,354)
Less general partner's interest in net (income) loss	(16,338)	(3,503)	267
Less (income) loss allocable to unvested restricted units	(140)	32	40
Limited partner's interest in net income (loss)	$21,902	$(15,176)	$(13,047)

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2015	2014	2013
Revenues:
Terminalling and storage	$78,233	$74,467	$71,517
Marine transportation	27,724	24,389	24,654
Natural gas services	878	—	—
Product sales	5,671	7,661	4,698
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	25,797	37,703	32,639
Sulfur services	16,579	18,390	18,161
Terminalling and storage	17,718	36,341	48,868
Expenses:
Operating expenses	77,871	79,577	70,333
Selling, general and administrative	24,968	23,679	17,689

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$21,208	$(8,255)	$(14,227)
Discontinued operations	694	(6,921)	1,180
	$21,902	$(15,176)	$(13,047)
General partner interest:
Continuing operations	$15,821	$1,906	$(291)
Discontinued operations	517	1,597	24
	$16,338	$3,503	$(267)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.60	$(0.27)	$(0.54)
Discontinued operations	0.02	(0.22)	0.04
	$0.62	$(0.49)	$(0.50)

Weighted average limited partner units - basic	35,309	30,785	26,558

Diluted:
Continuing operations	$0.60	$(0.27)	$(0.54)
Discontinued operations	0.02	(0.22)	0.04
	$0.62	$(0.49)	$(0.50)

Weighted average limited partner units - diluted	35,372	30,785	26,558

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands)

	Partners’ Capital
	Common		General Partner
	Units	Amount	Amount	Total
Balances – December 31, 2012	26,566,776	$349,490	$8,472	$357,962

Net loss	—	(13,087)	(267)	(13,354)
Issuance of restricted units	64,500	—	—	—
Forfeiture of restricted units	(250)	—	—	—
General partner contribution	—	—	37	37
Cash distributions ($3.11 per unit)	—	(82,735)	(1,853)	(84,588)
Excess purchase price over carrying value of acquired assets	—	(301)	—	(301)
Unit-based compensation	—	911	—	911
Purchase of treasury units	(6,000)	(250)	—	(250)
Balances – December 31, 2013	26,625,026	254,028	6,389	260,417

Net income (loss)	—	(15,208)	3,503	(11,705)
Issuance of common units	8,743,386	331,728	—	331,728
Issuance of restricted units	8,900	—	—	—
Forfeiture of restricted units	(5,000)	—	—	—
General partner contribution	—	—	7,007	7,007
Cash distributions ($3.18 per unit)	—	(95,197)	(2,171)	(97,368)
Excess purchase price over carrying value of acquired assets	—	(4,948)	—	(4,948)
Unit-based compensation	—	817	—	817
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances – December 31, 2014	35,365,912	470,943	14,728	485,671

Net income	—	22,042	16,338	38,380
Issuance of common units	—	(590)	—	(590)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,250)	—	—	—
General partner contribution	—	—	55	55
Cash distributions ($3.25 per unit)	—	(115,229)	(18,087)	(133,316)
Reimbursement of excess purchase price over carrying value of acquired assets	—	2,250	—	2,250
Unit-based compensation	—	1,429	—	1,429
Balances – December 31, 2015	35,456,612	$380,845	$13,034	$393,879

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$38,380	$(11,705)	$(13,354)
Less: (Income) loss from discontinued operations	(1,215)	5,338	(1,208)
Net income (loss) from continuing operations	37,165	(6,367)	(14,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,250	68,830	50,962
Amortization of deferred debt issue costs	4,859	6,263	3,700
Amortization of discount on notes payable	—	1,305	306
Amortization of premium on notes payable	(324)	(245)	—
(Gain) loss on disposition or sale of property, plant, and equipment	2,149	1,353	(217)
Gain on sale of equity method investment	—	—	(750)
Gain on retirement of senior unsecured notes	(1,242)	—	—
Impairment of long lived assets	10,629	3,445	—
Equity in (earnings) loss of unconsolidated entities	(8,986)	(5,466)	53,048
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	—	30,102	—
Derivative (income)	(3,107)	(5,877)	—
Net cash received for commodity derivatives	143	3	—
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	2,495	6,692	—
Unit-based compensation	1,429	817	911
Preferred dividends from Martin Energy Trading	—	1,498	1,738
Return on investment	11,200	2,600	—
Other	—	—	6
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	59,479	29,025	26,270
Product exchange receivables	1,996	(319)	689
Inventories	12,799	5,680	4,559
Due from affiliates	4,386	(2,413)	1,244
Other current assets	891	4,123	(5,432)
Trade and other accounts payable	(44,153)	(26,349)	(9,978)
Product exchange payables	2,336	801	(2,592)
Due to affiliates	866	2,276	(1,203)
Income taxes payable	(189)	(30)	(357)
Other accrued liabilities	(2,802)	1,084	10,749
Change in other non-current assets and liabilities	(345)	181	(1,449)
Net cash provided by continuing operating activities	183,924	119,012	117,642
Net cash used in discontinued operating activities	(1,352)	(3,432)	(5,459)
Net cash provided by operating activities	182,572	115,580	112,183
Cash flows from investing activities:
Payments for property, plant, and equipment	(65,791)	(84,307)	(92,243)
Acquisitions, net of cash acquired	—	(102,696)	(31,321)
Payments for plant turnaround costs	(1,908)	(3,974)	—
Proceeds from sale of property, plant, and equipment	2,644	1,030	5,576
Proceeds from sale of equity method investment	—	—	750
Proceeds from involuntary conversion of property, plant and equipment	—	2,475	2,200
Investments in unconsolidated entities	—	(134,030)	—
Return of investments from unconsolidated entities	—	225	1,738
Contributions to unconsolidated entities for operations	—	(3,386)	(30,877)
Net cash used in continuing investing activities	(65,055)	(324,663)	(144,177)
Net cash provided by (used in) discontinued investing activities	41,250	—	(42,600)
Net cash used in investing activities	(23,805)	(324,663)	(186,777)
Cash flows from financing activities:
Payments of long-term debt	(308,836)	(1,533,087)	(650,000)
Payments of notes payable and capital lease obligations	—	—	(8,809)
Proceeds from long-term debt	282,000	1,493,250	839,000
Net proceeds from issuance of common units	(590)	331,728	—
General partner contributions	55	7,007	37
Excess purchase price over carrying value of acquired assets	—	(4,948)	(301)
Reimbursement of excess purchase price over carrying value of acquired assets	2,250	—	—
Purchase of treasury units	—	(277)	(250)
Payments of debt issuance costs	(341)	(3,722)	(9,115)
Cash distributions paid	(133,316)	(97,368)	(84,588)
Net cash provided by (used in) financing activities	(158,778)	192,583	85,974

Net increase (decrease) in cash	(11)	(16,500)	11,380
Cash at beginning of year	42	16,542	5,162
Cash at end of year	$31	$42	$16,542

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(1)	Organization and Description of Business

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:  terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil and the blending and packaging of finished lubricants; natural gas services, including liquids transportation and distribution services and natural gas storage; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and marine transportation services for petroleum products and by-products.

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

On August 30, 2013, Martin Resource Management completed the sale of a 49% non-controlling voting interest (50% economic interest) in MMGP Holdings, LLC ("Holdings"), a newly-formed sole member of Martin Midstream GP LLC ("MMGP"), the general partner of the Partnership, to certain affiliated investment funds managed by Alinda Capital Partners ("Alinda"). Upon closing the transaction, Alinda appointed two representatives to serve on the board of directors of the general partner of the Partnership.

(2)	Significant Accounting Policies

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2015 or 2014.

As discussed in Note 5, on February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership has classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the years ended December 31, 2015, 2014, and 2013.

(b)       Product Exchanges

The Partnership enters into product exchange agreements with third parties, whereby the Partnership agrees to exchange natural gas liquids ("NGLs") and sulfur with third parties.  The Partnership records the balance of exchange products due to other companies under these agreements at quoted market product prices and the balance of exchange products due from other companies at the lower of cost or market.  Cost is determined using the first-in, first-out ("FIFO") method.  Product exchanges with the same counterparty are entered into in contemplation of one another and are combined. The net amount related to location differentials is reported in "Product sales" or "Cost of products sold" in the Consolidated Statements of Operations.

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

Natural Gas Services – NGL distribution revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Natural gas storage revenue is recognized when the service is provided to the customer.

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

The Partnership has performed the annual impairment tests as of August 31, 2015, 2014, and 2013. The determination of fair value for 2013 for each reporting unit was based on the weighted average of two valuation techniques: (i) the discounted cash flow method and (ii) the guideline public company method. Fair value for 2015 and 2014 for the terminalling and storage and marine transportation reporting units was determined based on weighted average of the discounted cash flow method, the guideline public company method and the guideline transaction method. No change was made in the 2015 and 2014 methodology for determining fair value of the natural gas services and sulfur services segments. At August 31, 2015, 2014, and 2013, the estimated fair value of each of the four reporting units was in excess of its carrying value, resulting in no impairment.

No triggering events occurred that would cause the Partnership to perform an impairment test at either December 31, 2015 or 2014.

Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could give rise to future impairment. Changes to these estimates and assumptions can include, but may not be limited to, varying commodity prices, volume changes and operating costs due to market conditions and/or alternative providers of services.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2015, 2014 or 2013.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and senior unsecured notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $341, $3,722 and $9,115 in the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, the Partnership repurchased on the open market an aggregate $26,200 of 7.25% senior unsecured notes. The repurchase transaction resulted in the write-off of $235 of existing debt issuance costs that were determined not to have continuing benefit. On August 14, 2015, the Partnership reduced its borrowing capacity under the revolving credit facility from $900,000 to $700,000, resulting in the write-off of $1,625 of deferred debt costs that were determined not to have continuing benefit.

Due to the redemption of the remaining $175,000 of 8.875% senior unsecured notes in 2014 and a reduction in the number of lenders under the Partnership’s multi-bank credit agreement, $3,078 and $502 of the existing debt issuance costs were determined not to have continuing benefit and were expensed during the years ended December 31, 2014 and 2013, respectively.

Remaining unamortized deferred issuance costs are amortized over the term of each respective revised debt arrangement.

Amortization of debt issuance costs, which is included in interest expense, totaled $4,859, $6,263 and $3,700 for the years ended December 31, 2015, 2014 and 2013, respectively.  Accumulated amortization amounted to $10,581 and $5,488 at December 31, 2015 and 2014, respectively.

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

In the fourth quarter of 2015, the Partnership identified a triggering event related to the condensate splitter project in the specialty terminals division of the Partnership's Terminalling and Storage segment. The triggering event was the decision to not move forward with the project due to the evaporation of the economic viability of the project. As a result, an impairment charge of $9,305 was recorded in the Terminalling and Storage segment results of operations for the year ended December 31, 2015. In the fourth quarter of 2015, the Partnership identified a triggering event related to one inland push boat and three inland tank barges in the Marine Transportation segment. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $1,324 was recorded in the Marine Transportation segment results of operations in the fourth quarter of 2015.

In the third quarter of 2014, the Partnership identified a triggering event related to one offshore tow in the Marine Transportation segment. The triggering event was the tow's inability to generate cash flows in recent quarters. As a result, an impairment charge of $3,445 was recorded in the Marine Transportation segment results of operations in the third quarter of 2014. No other triggering events occurred in 2015, 2014 or 2013 that would require an additional assessment for impairment of long-lived assets.

(j)      Asset Retirement Obligations

Under ASC 410-20, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Partnership records an asset retirement obligation ("ARO") at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset.

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

(l)    Use of Estimates

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(m)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2015, 2014 and 2013, the conflicts committee of the Partnership's general partner ("Conflicts Committee") approved reimbursement amounts of  $13,679, $12,535 and $10,621, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

(n)      Environmental Liabilities and Litigation

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

(o)      Trade and Accrued Accounts Receivable and Allowance for Doubtful Accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Partnership’s best estimate of the amount of probable credit losses in the Partnership’s existing accounts receivable.

(p)      Deferred Catalyst Costs

The cost of the periodic replacement of catalysts is deferred and amortized over the catalyst’s estimated useful life, which ranges from 12 to 36 months.

(q)      Deferred Turnaround Costs

The Partnership capitalizes the cost of major turnarounds and amortizes these costs over the estimated period to the next turnaround, which ranges from 12 to 36 months.

(r)      Income Taxes

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

(s)      Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  There are no items of other comprehensive income or loss in any of the years presented.

(3)	Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated and financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method. This includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective on January 1, 2017. The Partnership is evaluating the effect that ASU 2015-11 will have on its consolidated and financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires an MLP to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU for limited partners that was previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application and early adoption is permitted. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated and financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which simplifies presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Early application is permitted under the retrospective transition method. The Partnership has elected to early adopt this guidance effective January 1, 2015. The standard only affects presentation on the Partnership's Consolidated Balance Sheets and does not affect any of the Partnership's other financial statements. The amount of debt issuance costs, net of accumulated amortization, from the December 31, 2014 audited balance sheet that were reclassified and shown as a reduction of the related long-term debt balances is $13,118.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated and financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(4)	Acquisitions

Cardinal Gas Storage Partners LLC

On August 29, 2014, the Partnership acquired from Energy Capital Partners ("ECP") all of ECP’s approximate 57.8% Category A membership interests in Cardinal Gas Storage Partners LLC ("Cardinal") for cash consideration of approximately $120,973, subject to certain post-closing adjustments. Prior to the acquisition, the Partnership owned an approximate 42.2% interest in the Category A membership interests in Cardinal. Based on the application of purchase accounting, the Partnership reduced the carrying value of its existing investment in Cardinal at the acquisition date by $30,102, which was recognized in the Partnership's Consolidated Statements of Operations for the year ended December 31, 2014. Concurrent with the closing of

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

the transaction, the Partnership retired all of the project level financing of various Cardinal subsidiaries. The Partnership funded the acquisition and repayment of the project financings with borrowings under its revolving credit facility and the use of restricted cash acquired.

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

The Partnership’s results of operations from the Cardinal acquisition include revenues and net income of $64,881 and $11,899, respectively, for the year ended December 31, 2015 and revenues and net income of $22,991 and $1,916, respectively, for the period from August 29, 2014 to December 31, 2014.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

West Texas LPG Pipeline L.P.

On May 14, 2014, the Partnership acquired from a subsidiary of Atlas Pipeline Partners L.P. ("Atlas"), all of the outstanding membership interests in Atlas Pipeline NGL Holdings, LLC and Atlas Pipeline NGL Holdings II, LLC (collectively, "Atlas Holdings") for cash of approximately $134,400. The purchase price was subsequently reduced $501 due to a post-closing working capital adjustment. This transaction was recorded in "Investments in unconsolidated entities" in the Partnership's Consolidated Balance Sheet. Atlas Holdings owned a 19.8% limited partnership interest and a 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). At the time of the purchase, WTLPG was operated by Chevron Pipe Line Company. The 80% interest was subsequently sold to ONEOK Partners, L.P. who assumed operational responsibility. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This acquisition will enable the Partnership to participate in the transportation of NGL production in West Texas and other basins along the WTLPG pipeline route. This acquisition of the WTLPG business complements the Partnership's existing East Texas NGL pipeline that delivers Y-grade NGLs from East Texas production areas into Beaumont, Texas on a smaller scale. This transaction was funded with borrowings under the Partnership's revolving credit facility.

Pro Forma Unaudited Financial Information for Cardinal and WTLPG

The following pro forma unaudited consolidated results of operations have been prepared as if the acquisitions of Cardinal and WTLPG occurred at the beginning of fiscal 2014:

Year Ended December 31, 2014
Revenue:
As reported	$1,642,141
Pro forma	$1,688,629
Net income (loss) from continuing operations attributable to limited partners:
As reported	$(8,255)
Pro forma	$1,676
Net loss from discontinued operations attributable to limited partners:
As reported	$(6,921)
Pro forma	$(6,921)
Net income (loss) from continuing operations per unit attributable to limited partners - basic
As reported	$(0.27)
Pro forma	$0.05
Net loss from discontinued operations per unit attributable to limited partners - basic
As reported	$(0.22)
Pro forma	$(0.22)
Net income (loss) from continuing operations per unit attributable to limited partners - diluted
As reported	$(0.27)
Pro forma	$0.05
Net loss from discontinued operations per unit attributable to limited partners - diluted
As reported	$(0.22)
Pro forma	$(0.22)

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

NL Grease, LLC

On June 13, 2013, the Partnership acquired certain assets of NL Grease, LLC ("NLG") for $12,148. NLG is a Kansas City, Missouri based grease manufacturer that specializes in packaging of automotive, commercial and industrial greases. The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 relating to business combinations. This transaction was funded by borrowings under the Partnership's revolving credit facility. The assets acquired by the Partnership were recorded in the Terminalling and Storage segment at fair value of $12,148 in the following purchase price allocation:

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NGL Marine Equipment Purchase

On February 28, 2013, the Partnership purchased from affiliates of Florida Marine Transporters, Inc. six liquefied petroleum gas pressure barges and two commercial push boats for approximately $50,801, of which the commercial push boats totaling $8,201 were allocated to property, plant and equipment in the Partnership's Marine Transportation segment and the six pressure barges totaling $42,600 were allocated to property, plant and equipment in the Partnership's Natural Gas Services segment. This transaction was funded with borrowings under the Partnership's revolving credit facility. As discussed in Notes 2 and 5, on February 12, 2015, the Partnership sold the six LPG pressure barges for $41,250.

(5)	Discontinued Operations and Divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold the Floating Storage Assets. These assets were acquired on February 28, 2013. The Partnership classified the related assets as assets held for sale at December 31, 2014, and the results of operations of these assets, which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the Consolidated Statements of Operations for 2015, 2014 and 2013. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Year Ended December 31,
	2015	2014	2013

Total revenues from third parties[1]	$791	$51,264	$20,771
Total costs and expenses and other, net, excluding depreciation and amortization	1,038	55,068	18,285
Depreciation and amortization	—	1,534	1,278
Other operating income [2]	1,462	—	—
Income (loss) from discontinued operations before income taxes	1,215	(5,338)	1,208
Income tax expense	—	—	—
Income (loss) from discontinued operations, net of income taxes	$1,215	$(5,338)	$1,208

1 Total revenues from third parties excludes intercompany revenues of $0, $5,241 and $945 for the years ended December 31, 2015, 2014 and 2013, respectively.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(6)	Inventories

Components of inventories at December 31, 2015 and 2014 were as follows:

	2015	2014
Natural gas liquids	$20,959	$27,820
Sulfur	13,812	12,231
Sulfur based products	19,400	16,280
Lubricants	18,675	29,096
Other	3,024	3,291
	$75,870	$88,718

(7)	Property, Plant and Equipment

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

At December 31, 2015 and 2014, property, plant and equipment consisted of the following:

	Depreciable Lives	2015	2014
Land	—	$23,931	$23,595
Improvements to land and buildings	10-25 years	159,160	149,112
Storage equipment	5-50 years	191,095	171,373
Marine vessels	4-25 years	257,858	260,588
Operating plant and equipment	3-50 years	631,728	598,314
Base Gas	—	43,799	43,799
Furniture, fixtures and other equipment	3-20 years	4,375	4,224
Transportation equipment	3-7 years	2,237	2,273
Construction in progress		73,631	90,396
		$1,387,814	$1,343,674

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $67,134, $56,309 and $48,596, respectively, which includes amortization of fixed assets under capital lease obligations of $0, $0 and $233, respectively. All capital lease obligations were retired in November 2013.

Additions to property, plant and equipment included in accounts payable at December 31, 2015 and 2014 were $6,004 and $4,976, respectively.

(8)     Goodwill

The following table represents the goodwill balance at December 31, 2015 and 2014:

	December 31,
	2015	2014
Carrying amount of goodwill:
Terminalling and storage	$14,229	$14,229
Natural gas services	79	79
Sulfur services	5,349	5,349
Marine transportation	4,145	4,145
Total goodwill	$23,802	$23,802

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership’s future minimum lease obligations as of December 31, 2015 consist of the following:

Fiscal year	Operating Leases

2016	$13,676
2017	9,423
2018	5,839
2019	3,817
2020	3,118
Thereafter	9,241
Total	$45,114

Rent expense for continuing operating leases for the years ended December 31, 2015, 2014 and 2013 was $18,831, $18,724 and $15,629, respectively. The amount recognized in interest expense for capital leases was $0, $0, and $796 for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership's capital lease obligations were retired in November of 2013.

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

In December 2013, Cardinal recorded a $129,384 impairment charge related to long-lived assets of Monroe Gas Storage Company LLC ("Monroe"). This amount represents the carrying value of the assets in excess of their fair value. The impairment resulted from weaker than anticipated results of operations of Monroe. The Partnership's share of this charge is $54,053 and is included in "Equity in loss of unconsolidated entities" in the Consolidated Statement of Operations for the year ended December 31, 2013. The Partnership evaluated its remaining investment in Cardinal and determined that no additional impairment was necessary.

During the second quarter of 2012, the Partnership acquired an unconsolidated 50% interest in Caliber Gathering, LLC ("Caliber"). The Partnership sold its interest in Caliber during the fourth quarter of 2013 for $750, resulting in a gain of $750 recorded in "Other, net" in the Partnership's Consolidated Statements of Operations for the year ended December 31, 2013.

These investments are accounted for by the equity method.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The following tables summarize the components of the "Investment in unconsolidated entities" on the Partnership’s Consolidated Balance Sheets and the components of "Equity in earnings of unconsolidated entities" included in the Partnership’s Consolidated Statements of Operations:

	December 31, 2015	December 31, 2014
WTLPG	$132,292	$134,506
Total investment in unconsolidated entities	$132,292	$134,506

	Years Ended December 31,
	2015	2014	2013
Equity in earnings of WTLPG	$8,986	$3,076	$—
Equity in earnings (loss) of Cardinal	—	892	(54,226)
Equity in earnings of MET	—	1,498	1,738
Equity in loss of Caliber	—	—	(560)
Equity in earnings (loss) of unconsolidated entities	8,986	5,466	(53,048)

Selected financial information for significant unconsolidated equity method investees is as follows:

	As of December 31,			Years ended December 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income (Loss)
2015
WTLPG	$819,342	$—	$804,023	$100,708	$46,294
2014
WTLPG	$827,697	$—	$818,546	$95,315	$38,698

Cardinal[1]	$—	$—	$—	$46,488	$1,911
2013
Cardinal	$661,816	$295,261	$346,584	$52,762	$(128,283)

1 Financial information for Cardinal includes revenues and net income for the 2014 period prior to the Partnership's acquisition of the 57.8% interest not previously owned.

As of December 31, 2015 and 2014, the Partnership’s interest in cash of the unconsolidated equity method investees was $1,060 and $10, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2015	2014
Commodity derivative contracts	$675	$—
Interest rate derivative contracts	(206)	—

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

•
The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from Martin Energy Trading was determined by calculating the net present value of the interest payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - MET	$15,000	$15,830	$15,000	$15,852
2021 Senior unsecured notes	375,368	318,000	402,005	385,077

(12)    Derivative Instruments and Hedging Activities

The Partnership’s revenues and cost of products sold are materially impacted by changes in NGL prices. Additionally, the Partnership's results of operations are materially impacted by changes in interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. All of the Partnership's derivatives are non-hedge derivatives and therefore all changes in fair values are recognized as gains and losses in the earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions through June 30, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a notional quantity of 240,000 barrels settling during the period from January 31, 2016 through June 30, 2016. These instruments settle against OPIS Mont Belvieu (TET or non-TET) monthly average price. MET serves as the counterparty for all positions outstanding at December 31, 2015. These instruments are recorded on the Partnership's Consolidated Balance Sheets at December 31, 2015 in "Fair value of derivatives" as a current asset of $675.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Due to the acquisition of the remaining interests of Cardinal on August 29, 2014, the Partnership acquired a notional quantity of 3,631,740 MMBtu of natural gas call options with a strike price of $4.50 per MMBtu.  These options managed the purchase of base gas at Monroe Gas Storage Company, LLC for the portion of base gas that was leased with Credit Suisse at the acquisition date and was scheduled to be returned in January and February 2015.  The options were set to settle in two increments of 2,345,498 MMBtu and 1,286,242 MMBtu on January 31, 2015 and February 28, 2015, respectively. On December 31, 2014, the Partnership terminated these options, resulting in a termination benefit of $3, which was recorded in "Other, net" in the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

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

As of December 31, 2015, the Partnership had a fixed-to-variable interest rate swap agreement with a notional principal amount of $50,000, effectively converting the interest expense associated with a portion of the Partnership's 2021 senior unsecured notes from fixed rate to variable rate based on the LIBOR interest rate. The Partnership's swap agreement has a termination date that corresponds to the maturity date of the 2021 senior unsecured notes. As of December 31, 2015, the maximum length of time over which the Partnership has hedged a portion of its exposure to the variability in the value of this debt due to interest rate risk is through December of 2020. This instrument is recorded on the Partnership's Consolidated Balance Sheets at December 31, 2015 in "Fair value of derivatives" as a non current liability of $206. This position terminated on January 7, 2016, resulting in a benefit of $160.

During the twelve months ended December 31, 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions"). In connection with the interest rate swaption contracts, the Partnership received premiums of $2,495, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated Balance Sheet, during the twelve months ended December 31, 2015. Each of the interest rate swaptions was fully amortized as of December 31, 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the twelve months ended December 31, 2015, the Partnership recognized $2,495 of premium in "Interest expense, net" on the Partnership's Consolidated Statement of Operations related to the interest rate swaption contracts.

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

     For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see "Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items" below.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheet:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$675	$—	Fair value of derivatives	$—	$—
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	206	—
Total derivatives not designated as hedging instruments		$675	$—		$206	$—

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Twelve Months Ended December 31, 2015 and 2014

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2015	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$2,495	$—	$—
Interest rate contracts	Interest expense	(206)	6,692	—
Commodity contracts	Cost of products sold	818	—	—
Commodity contracts	Other income	—	(818)	—
Total derivatives not designated as hedging instruments		$3,107	$5,874	$—

(13)    Related Party Transactions

As of December 31, 2015, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2015, of approximately 17.7% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

Effective January 1, 2016, through December 31, 2016, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,033.  The Partnership reimbursed Martin Resource Management for $13,679, $12,535 and $10,621 of indirect expenses for the years ended December 31, 2015, 2014 and 2013, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services which was dated January 1, 2015. The minimum throughput requirements were reduced under the new agreement. The per gallon throughput fee the Partnership charges under this agreement was increased and may be adjusted annually based on a price index.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2015	2014	2013
Terminalling and storage	$78,233	$74,467	$71,517
Marine transportation	27,724	24,389	24,654
Natural gas services	878	—	—
Product sales:
Natural gas services	196	3,064	10
Sulfur services	3,639	3,921	3,890
Terminalling and storage	1,836	676	798
	5,671	7,661	4,698
	$112,506	$106,517	$100,869

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas services	$25,797	$37,703	$32,639
Sulfur services	16,579	18,390	18,161
Terminalling and storage	17,718	36,341	48,868
	$60,094	$92,434	$99,668

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Marine transportation	$32,373	$37,703	$38,373
Natural gas services	8,639	4,870	1,971
Sulfur services	6,928	7,479	8,223
Terminalling and storage	29,931	29,525	21,766
	$77,871	$79,577	$70,333

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Marine transportation	$29	$30	$50
Natural gas services	6,216	6,039	2,671
Sulfur services	2,760	3,201	3,081
Terminalling and storage	2,284	1,874	1,266
Indirect overhead allocation, net of reimbursement	13,679	12,535	10,621
	$24,968	$23,679	$17,689

Other Related Party Transactions

As discussed in Note 10, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated Balance Sheet. Interest income for the years ended December 31, 2015 and 2014 was $2,250 and $752, respectively, and is included in "Interest expense, net" in the Consolidated Statements of Operations.

As discussed in Note 12, during the twelve months ended December 31, 2015, the Partnership entered into certain derivative financial instruments through June 30, 2016 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at December 31, 2015.

(14)	Supplemental Balance Sheet Information

Components of "Intangibles and other assets, net" at December 31, 2015 and 2014 were as follows:

	2015	2014
Customer contracts and relationships, net	$50,452	$72,171
Other intangible assets	1,818	2,215
Other	6,044	7,079
	$58,314	$81,465

Customer contracts were acquired through the Partnership's acquisition of the remaining interests in Cardinal on August 29, 2014.

Other intangible assets consist of covenants not-to-compete, technology-based assets, and customer relationships.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $22,115, $9,772, and $1,153, for the years ended December 31, 2015, 2014 and 2013, respectively, and accumulated amortization amounted to $32,842 and $12,125 at December 31, 2015 and 2014, respectively.

Estimated amortization expense for customer contract and relationships and other intangible assets for the years subsequent to December 31, 2015 are as follows: 2016 - $14,961; 2017 - $11,122; 2018 - $7,148; 2019 - $4,305; 2020 - $4,287; subsequent years - $10,447.

Components of "Other accrued liabilities" at December 31, 2015 and 2014 were as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	2015	2014
Accrued interest	$10,365	$10,996
Property and other taxes payable	6,668	7,524
Accrued payroll	1,389	3,125
Other	111	156
	$18,533	$21,801

(15)    Long-Term Debt

At December 31, 2015 and 2014, long-term debt consisted of the following:

	2015	2014
$700,000[1] Revolving loan facility at variable interest rate (3.16%[2] weighted average at December 31, 2015), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,858 and $8,656, respectively[5]	$493,142	$491,344
$400,000[3,4] Senior notes, 7.250% interest, including unamortized premium of $1,568 and $2,005, respectively, also net of unamortized debt issuance costs of $3,507 and $4,462 respectively, issued $250,000 February 2013 and $150,000 April 2014 and due February 2021, unsecured[5,6]	371,861	397,543
Total long-term debt	$865,003	$888,887

     1 On August 14, 2015, the Partnership reduced its borrowing capacity under the revolving credit facility from $900,000 to $700,000. The facility can be expanded up to $1,000,000 at any time under the accordion feature of the facility. The reduction in capacity resulted in the write-off of $1,625 of deferred debt costs.

2 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at December 31, 2015 is 2.75%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

3 Pursuant to the indenture under which the senior notes were issued, the Partnership has the option to redeem up to 35% of the aggregate principal amount at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest with the proceeds of certain equity offerings.  On April 1, 2014, the Partnership redeemed the remaining $175,000 of the 8.875% senior unsecured notes due in 2018 from all holders. On April 1, 2014 the Partnership completed a private placement add-on of $150,000 in aggregate principal amount of 7.25% senior unsecured notes due February 2021 to qualified institutional buyers under Rule 144A. The Partnership filed with the SEC a registration statement to exchange these notes for substantially identical notes that are registered under the Securities Act and completed the exchange offer during the second quarter of 2014. In conjunction with the redemption, the Partnership incurred a debt prepayment premium in the amount of $7,767, which is included in the Consolidated Statement of Operations for the year ended December 31, 2014. Also in conjunction with this redemption, the Partnership expensed $2,643 and $1,228 of unamortized debt issuance costs and unamortized discount on notes payable, respectively, which is included in "Interest expense, net" on the Partnership's Consolidated Statement of Operations for the year ended December 31, 2014.

4 In September 2015, the Partnership repurchased on the open market an aggregate $26,200 of 7.25% senior unsecured notes. These transactions resulted in a gain on retirement of $1,242, including the write-off of applicable pro-rata portion of deferred debt costs and premium.

5 The Partnership is in compliance with all debt covenants as of December 31, 2015.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

6 The 2021 indentures restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets. Many of these covenants will terminate if the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred.
The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $43,376, $37,112, and $33,038 for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized interest was $1,944, $1,437, and $1,096 for the years ended December 31, 2015, 2014 and 2013, respectively.

(16)     Partners' Capital

As of December 31, 2015, partners’ capital consisted of 35,456,612 common limited partner units, representing a 98% partnership interest and a 2.0% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2.0% general partnership interest.

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

In March 2014, the Partnership entered into an equity distribution agreement with multiple underwriters (the "Sales Agents") for the ongoing distribution of the Partnership's common units. Pursuant to this program, the Partnership offered and sold common unit equity through the Sales Agents for aggregate proceeds of $0 and $21,501 for the years ended December 31, 2015 and 2014, respectively. The Partnership paid $591 and $380 in equity issuance related costs for the years ended December 31, 2015 and 2014, respectively. Under the the program, the Partnership issued 522,121 common units during the year ended December 31, 2014. Common units issued were at market prices prevailing at the time of the sale. The Partnership also received capital contributions from the Partnership's general partner of $441 during the year ended December 31, 2014 related to these issuances to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit issuances were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership’s general partner, MMGP, holds a 2.0% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. On October 2, 2012, the Partnership Agreement was amended to provide that the general partner shall forego the next $18,000 in incentive distributions that it would otherwise be entitled to receive. Additionally, on May 5, 2014, the owner of the Partnership's general partner agreed to forego an additional $3,000 in incentive distributions. No incentive distributions were allocated to the general partner from July 1, 2012 (which would have been payable to the general partner on November 14, 2012 for the third quarter of 2012 distribution) through December 31, 2014. As of December 31, 2015, all incentive distributions were satisfied and incentive distributions started being paid for the distribution paid on February 13, 2015.

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

For the years ended December 31, 2015, 2014 and 2013, the general partner received $15,571, $0, and $0 in incentive distributions.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2015	2014	2013
Continuing operations:
Income (loss) from continuing operations	$37,165	$(6,367)	$(14,562)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	15,078	2,033	—
Distributions payable on behalf of general partner interest	2,585	1,181	2,021
General partner interest in undistributed earnings	(1,842)	(1,308)	(2,312)
Less income (loss) allocable to unvested restricted units	136	(18)	(44)
Limited partners’ interest in net income (loss)	$21,208	$(8,255)	$(14,227)

	Years Ended December 31,
	2015	2014	2013
Discontinued operations:
Income (loss) from discontinued operations	$1,215	$(5,338)	$1,208
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	493	1,704	—
Distributions payable on behalf of general partner interest	84	990	(168)
General partner interest in undistributed earnings	(60)	(1,097)	192
Less income (loss) allocable to unvested restricted units	4	(14)	4
Limited partners’ interest in net income (loss)	$694	$(6,921)	$1,180

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The weighted average units outstanding for basic net income per unit were 35,308,649, 30,785,035 and 26,557,829 for the years ended December 31, 2015, 2014 and 2013, respectively.  All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 62,880 for the year ended December 31, 2015, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan. All common unit equivalents were antidilutive for the years ended December 31, 2014 and 2013 because the limited partners were allocated a net loss in these periods.

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

	For the Year Ended December 31,
	2015	2014	2013
Employees	$1,338	$537	$668
Non-employee directors	91	280	243
Total unit-based compensation expense	$1,429	$817	$911

Long-Term Incentive Plans

           The Partnership's general partner has a long term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

The plan consists of two components, restricted units and unit options. The plan currently permits the grant of awards covering an aggregate of 725,000 common units, 241,667 of which may be awarded in the form of restricted units and 483,333 of which may be awarded in the form of unit options. The plan is administered by the compensation committee of the general partner’s board of directors ("Compensation Committee").

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2015 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	63,824	$30.79
Granted	91,950	$27.97
Vested	(4,050)	$30.67
Forfeited	(1,250)	$30.55
Non-Vested, end of year	150,474	$29.07

Aggregate intrinsic value, end of year	$3,265

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2015, 2014 and 2013 is provided below:

	For the Year Ended December 31,
	2015	2014	2013
Aggregate intrinsic value of units vested	$110	$514	$153
Fair value of units vested	$128	$450	$157

As of December 31, 2015, there was $1,829 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of December 31, 2015, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Physical damage to the Partnership’s asset caused by the fire as well as the related removal and recovery costs, are fully covered by the Partnership’s non-windstorm insurance policy subject to a deductible of $443, which has been expensed and included in "operating expenses" in the Consolidated Statements of Operations for the year ended December 31, 2011.

Insurance proceeds received as a result of the claim were used to replace the tank. The proceeds received exceeded the net book value of the tank that was destroyed and the Partnership recognized a gain in the amount of $909 in "other operating income" in the Consolidated Statement of Operations for the year ended December 31, 2013.

(19)    Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $1,048, $1,137 and $753 were recorded in income tax expense for the years ended December 31, 2015, 2014 and 2013, respectively.

A current income tax liability of $985, and $1,174 existed at December 31, 2015 and 2014, respectively.

Cash paid for income taxes was $1,237, $1,167, and $9,789 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bipartisan Budget Act of 2015 provides that any tax adjustments resulting from partnership audits will generally be determined, and any resulting tax, interest and penalties collected, at the partnership level for tax years beginning after December 31, 2017. The Bipartisan Budget Act of 2015 allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. The Partnership does not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.

As of December 31, 2015, the tax years that remain open to assessment by federal and state jurisdictions are 2012-2014.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets for 2015, 2014, and 2013. See Note 5.

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$38,731	$15,704	$40,421
Natural gas services	523,160	—	523,160	34,072	41,220	24,330
Sulfur services	170,161	—	170,161	8,455	23,604	1,201
Marine transportation	81,784	(3,031)	78,753	10,992	8,576	2,775
Indirect selling, general, and administrative	—	—	—	—	(18,951)	—
Total	$1,045,545	$(8,701)	$1,036,844	$92,250	$70,153	$68,727

Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$37,622	$24,993	$53,450
Natural gas services	1,013,835	—	1,013,835	13,090	34,574	24,194
Sulfur services	215,471	—	215,471	8,176	19,465	4,115
Marine transportation	97,049	(5,677)	91,372	9,942	7,551	11,498
Indirect selling, general, and administrative	—	—	—	—	(18,712)	—
Total	$1,653,009	$(10,868)	$1,642,141	$68,830	$67,871	$93,257

Year Ended December 31, 2013:
Terminalling and storage	$341,966	$(4,756)	$337,210	$31,823	$32,855	$84,582
Natural gas services	966,909	—	966,909	962	30,524	4,080
Sulfur services	213,124	—	213,124	7,979	21,511	3,867
Marine transportation	99,511	(4,015)	95,496	10,198	13,411	6,517
Indirect selling, general, and administrative	—	—	—	—	(16,837)	—
Total	$1,621,510	$(8,771)	$1,612,739	$50,962	$81,464	$99,046

Revenues from two customers in the Natural Gas Services segment were $148,273, $265,434 and $285,566 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Partnership's assets by reportable segment as of December 31, 2015 and 2014, are as follows:

	2015	2014
Total assets:
Terminalling and storage	$417,202	$446,313
Natural gas services	694,333	795,462
Sulfur services	134,108	145,852
Marine transportation	134,830	153,174
Total assets	$1,380,473	$1,540,801

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(21)    Quarterly Financial Information

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2015
Revenues	$305,353	$251,099	$226,021	$254,371
Operating income	24,702	19,630	12,034	13,787
Equity in earnings of unconsolidated entities	1,740	1,649	2,363	3,234
Income from continuing operations	16,033	10,961	3,330	6,841
Income from discontinued operations	1,215	—	—	—
Net income	$17,248	$10,961	$3,330	$6,841
Limited partners' interest in net income (loss) per limited partner unit	$0.37	$0.19	(0.02)	$0.08

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2014
Revenues	$484,809	$403,261	$377,088	$376,983
Operating income	24,499	17,997	13,181	12,194
Equity in earnings (loss) of unconsolidated entities	(297)	1,939	2,655	1,169
Income (loss) from continuing operations (a)	12,384	324	(25,739)	6,664
Income (loss) from discontinued operations	(589)	(1,292)	(1,167)	(2,290)
Net income (loss)	$11,795	$(968)	$(26,906)	$4,374
Limited partners' interest in net income (loss) per limited partner unit	$0.43	(0.03)	(0.82)	(0.07)

(a) As discussed in Note 4, during the third quarter of 2014 this amount includes the Partnership's reduction in the carrying value of its existing investment in Cardinal at the acquisition date of $30,102.

(22)    Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership has made no determination if the conditions are expected to be met in 2016. For the year ended December 31, 2015, the Partnership received $2,250 related to the Purchase Price Reimbursement Agreement.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  Prior to this litigation, the Partnership had planned to spend $1,600 for such work in 2015.  The Partnership intends

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages, if any, that could ultimately be awarded against it.

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with at least five lawsuits filed against it in the United States District Courts, which generally allege that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil. The Partnership disputes that it has any obligation to defend or indemnify the customer for its conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee requesting a judicial determination that the Partnership does not owe the customer the demanded defense and indemnity obligations. The customer has not answered the Complaint. Currently, we are unable to determine the exposure we may have in this matter, if any.

(23)    Condensed Consolidating Financial Information

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

(24)    Subsequent Events

Quarterly Distribution.  On January 21, 2016, The Partnership declared a quarterly cash distribution of $0.8125 per common unit for the fourth quarter of 2015, or $3.25 per common unit on an annualized basis, which was paid on February 12, 2016 to unitholders of record as of February 5, 2016. Additionally, the Partnership paid a distribution to its general partner in the amount of $4,559. Of this amount, $667 is related to the base general partner distribution and $3,892 represents incentive distribution rights paid to the Partnership's general partner.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

(c)        Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Departure of Director

Resignation of Alexander W.F. Black as a Director

On February 24, 2016, Alexander W.F. Black resigned from his position as member of the board of directors (“Board”) of Martin Midstream GP LLC, the general partner (the “General Partner”) of Martin Midstream Partners L.P. (the “Partnership”). Mr. Black's resignation was not the result of any disagreements with the General Partner or the Partnership on any matters relating to the General Partner or the Partnership. The Partnership would like to thank Mr. Black for his dedicated service.

Appointment of Director

Appointment of Zachary S. Stanton as a Director

On February 24, 2016, the Mr. Stanton is a Director of Alinda Capital Partners, which he joined in 2011.  Prior to joining Alinda, he was a Director at Zolfo Cooper, LLC, a consulting firm based in New York.  Mr. Stanton has over 15 years of experience focused on the corporate development and operations of energy and transportation infrastructure businesses as well as diversified industrial companies. Mr. Stanton received a bachelor's degree from Wesleyan University.  Mr. Stanton was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of the energy industry, and his financial and business expertise.

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

Three directors of our general partner serve on a conflicts committee of the Partnership's general partner ("Conflicts Committee") to review specific matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards established by NASDAQ to serve on an audit committee of a board of directors.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.  The current members of our Conflicts Committee are outside directors, James M. Collingsworth, C. Scott Massey and Byron R. Kelley, all of whom meet the independence standards established by NASDAQ, except as referenced above.

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

Name	Age	Position with the General Partner
Ruben S. Martin	64	President, Chief Executive Officer and Director
Robert D. Bondurant	57	Executive Vice President and Chief Financial Officer and Director
Randall L. Tauscher	50	Executive Vice President and Chief Operating Officer
Chris H. Booth	46	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Stephen W. Martin	38	Vice President, Corporate Development
C. Scott Massey	63	Director
James M. Collingsworth	61	Director
Byron R. Kelley	68	Director
Sean P. Dolan	42	Director
Zachary S. Stanton	40	Director

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

Chris H. Booth serves as Executive Vice President, Chief Legal Officer, General Counsel and Secretary of our general partner.  Mr. Booth has served as an officer of our general partner since February 2006.  Mr. Booth joined Martin Resource Management in October 2005.  Prior to joining Martin Resource Management, Mr. Booth was an attorney with the law firm of Mehaffy Weber located in Beaumont, Texas.  Mr. Booth holds a Doctor of Jurisprudence degree and a Masters of Business Administration degree with a concentration in finance from the University of Houston.  Additionally, Mr. Booth holds a Bachelor of Science degree in business management from LeTourneau University.  Mr. Booth is an attorney licensed to practice in the state of Texas.

Stephen W. Martin serves as Vice President of Corporate Development of our general partner.  Mr. Martin has served in such capacity since October 2013.  Prior to his current role, Mr. Martin served in various capacities including Associate and Vice President of Business Development of our general partner.  Mr. Martin joined Martin Resource Management in May 2005.  From 2000 to 2003, Mr. Martin served as a financial analyst in the energy investment banking group of Raymond James Financial, Inc.  Mr. Martin holds a B.S. in Biochemistry from the University of Texas at Austin and a Master of Business Administration from Columbia Business School.  Mr. Martin is not related to Ruben S. Martin.

C. Scott Massey serves as a member of the board of directors of our general partner. Mr. Massey has served as a Director since June 2002. Mr. Massey has been self employed as a Certified Public Accountant since 1998. From 1977 to 1998, Mr. Massey worked for KPMG Peat Marwick, LLP in various positions, including, most recently, as a Partner in the firm's Tax Practice - Energy, Real Estate, Timber from 1986 to 1998. Mr. Massey received a Bachelor of Business Administration degree from the University of Texas at Austin and a Doctor of Jurisprudence degree from the University of

Houston. Mr. Massey is a Certified Public Accountant, licensed in the states of Louisiana and Texas.  Mr. Massey was selected to serve as a director on our general partner's board of directors due to his extensive background in public accounting and taxation.  Mr. Massey qualifies as an "audit committee financial expert" under the SEC guidelines.

James M. Collingsworth serves as a member of the board of directors of our general partner. Mr. Collingsworth has spent 41 years in all facets of the midstream and petrochemical industry. In 2013, Mr. Collingsworth retired from Enterprise Products Company as a Sr. Vice President of Regulated NGL Pipelines & Natural Gas Storage. Mr. Collingsworth currently serves on the board of directors of NGL Energy Partners LP, and has served on the board of directors of Texaco Canada, Dixie Pipeline Company, Seminole Pipeline Company and the Petrochemical Feedstock Association of America. Mr. Collingsworth has served as a Director since October 2014. Mr. Collingsworth received a bachelor’s degree in Finance and Marketing from Northeastern State University. Mr. Collingsworth was selected to serve as a director on our general partner's board of directors due to his extensive corporate business experience.

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

Sean P. Dolan serves as a member of the board of directors of our general partner. Mr. Dolan has served as a Director since 2013. Mr. Dolan is a Managing Director of Alinda Capital Partners, which he joined in 2009. Prior to joining Alinda, Mr. Dolan spent over 12 years with Citigroup Global Markets in investment banking primarily focused in the energy sector. Mr. Dolan received a bachelor's degree from Georgetown University. Mr. Dolan was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of the energy industry and his financial and business expertise.

Zachary S. Stanton serves as a member of the board of directors of our general partner.  Mr. Stanton was appointed to the board of directors on February 24, 2016.  Mr. Stanton is a Director of Alinda Capital Partners, which he joined in 2011.  Prior to joining Alinda, he was a Director at Zolfo Cooper, LLC, a consulting firm based in New York.  Mr. Stanton has over 15 years of experience focused on the corporate development and operations of energy and transportation infrastructure businesses as well as diversified industrial companies. Mr. Stanton received a bachelor's degree from Wesleyan University.  Mr. Stanton was selected to serve as a director on our general partner's board of directors due to his affiliation with Alinda, his knowledge of the energy industry, and his financial and business expertise.

Independence of Directors

Messrs. Massey, Collingsworth, and Kelley qualify as "independent" in accordance with the published listing requirements of NASDAQ and applicable securities laws.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of us and has not engaged in various types of business dealings with us.  In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities as they may relate to us and our management.

Board Meetings and Committees

From January 1, 2015 to December 31, 2015, the board of directors of our general partner held 11 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of: Alex Black, who was not in attendance at the meetings of the board of directors on the dates of January 22, 2015, April 23, 2015, April 28, 2015, July 23, 2015 and September 8, 2015; Sean Dolan, who was not in attendance at the meetings of the board of directors on the dates of April 23, 2015 and September 8, 2015; Byron Kelley, who was not in attendance at the meeting of the board of directors on the date of July 23, 2015; and Jim Collingsworth, who was not in attendance at the meetings of the board of directors on the dates of October 22, 2015 and October 27, 2015.  Additionally, the board of directors undertook action two times during 2015 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit, Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at www.martinmidstream.com under the "Corporate Governance" section.  The current members of the committees, the number of meetings held by each committee from January 1, 2015 to December 31, 2015, and a brief description of the functions performed by each committee are set forth below:

Conflicts Committee (5 meetings).  The members of the Conflicts Committee are: Messrs. Kelley (chairman), Massey and Collingsworth.  All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above with the exception of Jim Collingsworth, who was not in attendance at the meeting of the Conflicts Committee on the date of October 27, 2015.  The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest.  The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Audit Committee (4 meetings).  The members of the Audit Committee are Messrs. Massey (chairman), Kelley and Collingsworth.  All of the members attended all meetings of the Audit Committee for the period noted above with the exception of Jim Collingsworth, who was not in attendance at the meeting of the Audit Committee on the date of October 27, 2015. The primary responsibilities of the Audit Committee are to assist the board of directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.  The members of the Audit Committee of the board of directors of our general partner each qualify as "independent" under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the board of directors to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director.  C. Scott Massey is the independent director who has been determined to be an audit committee financial expert.  Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Compensation Committee (1 meeting). The members of the Compensation Committee are Messrs. Collingsworth (chairman), Massey and Kelley.  All members attended the meeting of the Compensation Committee for the period noted above. The primary responsibility of the Compensation Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan.

Nominating Committee (1 meeting).  The members of the Nominating Committee are Messrs. Collingsworth (chairman), Massey, and Kelley.  All of the members attended the meeting of the Nominating Committee for the period noted above. The primary responsibility of the nominating committee is to select and recommend nominees for election to the board of directors of our general partner.

Code of Ethics and Business Conduct

Our general partner has adopted a Code of Ethics and Business Conduct applicable to all of our general partner's employees (including any employees of Martin Resource Management who undertake actions with respect to us or on our behalf), including all officers, and including our general partner's independent directors, who are not employees of our general partner, with regard to their activities relating to us.  The Code of Ethics and Business Conduct incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  They also incorporate our expectations of our general partner's employees (including any employees of Martin Resource Management who undertake actions with respect to us or on our behalf) that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  The Code of Ethics and Business Conduct is publicly available on our website under the "Corporate Governance" section (at www.martinmidstream.com).  This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.  If any substantive amendments are made to the Code of Ethics and Business Conduct or if we or our general partner grant any waiver, including any implicit waiver, from a provision of the code to any of our general partner's executive officers and directors, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2015.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2015, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement between us and our general partner, as amended on October 1, 2012 ("Omnibus Agreement"). Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2015, 2014 and 2013, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.7 million, $12.5 million and $10.6 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2015, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

When setting compensation for the Named Executive Officers, the elements of compensation above are considered holistically to provide an appropriate combination of compensation. Annual base salaries for the Named Executive Officers are determined by Mr. Ruben Martin, Chief Executive Officer, Mr. Robert Bondurant, Chief Financial Officer, Mr. Randall Tauscher, Chief Operating Officer, and Mrs. Melanie Mathews, Vice President-Human Resources (collectively, the "Management Compensation Committee of Martin Resource Management") based on a periodic performance review of each Named Executive Officer. Except in the case of an exceptional amount of time devoted to us, discretionary annual cash awards are based on the performance of Martin Resource Management. Annual discretionary cash awards, if any, are calculated first by allocating a portion of Martin Resource Management’s earnings as determined by the Management Compensation Committee of Martin Resource Management for distribution to key employees of Martin Resource Management. Upon such allocation, the Management Compensation Committee of Martin Resource Management, with input from appropriate business leaders determines the allocation and distribution of the bonus pool among such employees, including the Named Executive Officers. All decisions of the Management Compensation Committee of Martin Resource Management concerning the compensation of the Named Executive Officers are reviewed and approved by the Compensation Committee of the Board of Directors of Martin Resource Management, which is made up of Mr. Cullen M. Godfrey, an independent director of Martin Resource Management and Mr. Ruben Martin. With respect to employee benefit plan awards pursuant to plans maintained by the Partnership, the Management Compensation Committee of Martin Resource Management makes a recommendation as to whether such awards should be awarded to any employees. Any such employee plan awards are then considered and must be approved by the Compensation Committee and then are distributed to the employees, including Named Executive Officers, accordingly. Further, Martin Resource Management, with the approval of the Compensation Committee of the Board of Directors of Martin Resource Management or the Compensation Committee regularly reviews market data and relevant compensation surveys when setting base compensation and, when appropriate, engages compensation consultants.  Because he serves on both the Management Compensation Committee of Martin Resource Management and on the Compensation Committee of the Board of Directors of Martin Resource Management, Mr. Martin, as Chief Executive Officer, has significant authority in setting base salaries, discretionary annual cash award allocations and amounts and employee benefit award distributions.

Any awards granted under our long-term incentive plan, which to date have consisted of the grant of restricted common units and options to the independent directors and employees of our general partner, are approved by the Compensation Committee.

Determination of 2015 Compensation Amounts

During 2015, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 48.3% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2015.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 40% to 50%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Stephen W. Martin, a Vice President and Director of Corporate Development. Aggregate annual base salaries of the Named Executive Officers were not increased during 2015.

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

On February 24, 2016, we issued 4,600 restricted common units to each of our three independent directors under our LTIP.  These restricted common units vest in equal installments of 600 units on February 24, 2017, 2018, 2019, and 2020.

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

Unit Options.  The LTIP currently permits the grant of options covering common units. As of December 31, 2015 , we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Martin Resource Management Employee Stock Ownership Plans.

MRMC Employee Stock Ownership Plan. Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfy certain minimum age and service requirements ("ESOP"). Under the terms of the ESOP, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the ESOP and invested primarily in the common stock of Martin Resource Management. Participants in the ESOP become 100% vested upon completing six years of vesting service or upon their attainment of Normal Retirement Age (as defined in the plan document), permanent disability or death during employment. Any forfeitures of non-vested accounts may be used to pay administrative expenses and restore previous forfeitures of employees rehired before incurring five consecutive breaks-in-service. Any remaining forfeitures will be allocated to the accounts of employed participants. Participants are not permitted to make contributions including rollover contributions to the ESOP.

Martin Employee Stock Ownership Plan.  Martin Resource Management maintains an employee stock ownership plan that covers employees who satisfied certain minimum age and service requirements but no Employee shall become eligible to participate in the Plan on or after January 1, 2013. This plan is referred to as the "Martin Employee Stock Ownership Plan". Under the terms of the plan, Martin Resource Management has the discretion to make contributions in an amount determined by its board of directors. Those contributions are allocated under the terms of the Martin Employee Stock Ownership Plan and invested primarily in the common stock of Martin Resource Management. No contributions will be made to the Plan for any Plan Year commencing on or after January 1, 2013. The account balances of any participant who was employed by Martin Resource Management on December 31, 2012 shall be fully vested and non-forfeitable. This plan converted to an employee stock ownership plan on January 1, 2013.

Martin Resource Management 401(k) Profit Sharing Plan.  Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan equal to 100% of the first 3% of eligible compensation, and 50% of the next 2% of eligible compensation.  Martin Resource Management may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions immediately and become vested in the discretionary contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.

Martin Resource Management Non-Qualified Option Plan.  In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2015.

Other Compensation

Martin Resource Management generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management’s properties located in Texas and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2015	$412,500	$—	$356,250	$768,750
	2014	$412,500	$—	$—	$412,500
	2013	$375,000	$—	$310,600	$685,600
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2015	$230,000	$—	$85,500	$315,500
	2014	$230,000	$—	$—	$230,000
	2013	$200,000	$—	$62,120	$262,120
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2015	$230,000	$—	$85,500	$315,500
	2014	$308,200	$—	$—	$308,200
	2013	$268,000	$—	$62,120	$330,120
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2015	$146,880	$—	$71,250	$218,130
	2014	$165,240	$—	$—	$165,240
	2013	$102,000	$—	$62,120	$164,120
Stephen W. Martin, Vice President of Corporate Development	2015	$162,500	$—	$71,250	$233,750
	2014	$145,000	$—	$—	$145,000
	2013	$103,120	$—	$62,120	$165,240

(1) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements which have not been met as it relates to the 2015 stock award. See Note 17 included in Item 8 herein for the assumptions made in our valuation of such awards.

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

The following table sets forth the compensation of our board members for the period from January 1, 2015 through December 31, 2015.

Name	Fees Earned Paid in Cash	Stock Awards	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (1)	$65,000	$70,440	$135,440
Byron R. Kelley (1)	$65,000	$70,440	$135,440
James M. Collingsworth (1)	$65,000	$70,440	$135,440
Alexander W.F Black	$—	$—	$—
Sean P. Dolan	$—	$—	$—

(1) On February 24, 2015, the Partnership issued 2,400 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our LTIP.  These restricted common units vest in equal installments of 600 units on February 24, 2016, 2017, 2018 and 2019, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 29, 2016 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(4)
MRMC ESOP Trust(5)	6,264,532	17.7%
Martin Resource Management Corporation(6)	6,264,532	17.7%
Martin Resource, LLC(6)	4,203,823	11.9%
Martin Product Sales LLC(6)	1,171,265	3.3%
Cross Oil Refining & Marketing Inc.(6)	889,444	2.5%
OppenheimerFunds, Inc.(2)	4,562,875	12.9%
Oppenheimer Steelpath MLP Income Fund(3)	3,523,563	9.9%
Ruben S. Martin(7)	6,361,171	17.9%
Robert D. Bondurant	26,722	—%
Randall L. Tauscher	16,644	—%
Chris H. Booth	6,460	—%
Stephen W. Martin(9)	12,850	—%
Sean Dolan	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey(8)(10)	27,000	—%
Byron R. Kelley(10)	12,600	—%
James M. Collingsworth(10)	10,000	—%
All directors and executive officers as a group (10 persons)(11)	6,473,447	18.3%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The address for OppenheimerFunds, Inc. is 2 World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)	The address for Oppenheimer SteelPath MLP Income Fund is 6803 South Tucson Way, Centennial, CO 80112.

(4)	The percent of class shown is less than one percent unless otherwise noted.

(5)
By virtue of its ownership of 83.85% of the outstanding common stock of Martin Resource Management Corporation ("Martin Resource Management"), the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management, and may be deemed to beneficially own the 6,264,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management.

(6)
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

(7)
Includes 96,639 common units owned directly by Mr. Martin, 43,000 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource Management, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management, which include 6,264,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

(8)	Mr. Massey may be deemed to be the beneficial owner of 1,250 common units held by his wife.

(9)	Mr. Martin may be deemed to be the beneficial owner of 850 common units held by his wife.

(10)
In February 2016, we issued 4,600 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 1,150 units on January 24, 2017, 2018, 2019 and 2020.

(11)
The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 17.7% of our outstanding common limited partner units as of February 3, 2016.  The table below sets forth information as of February 3, 2016 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	182,621.67	83.84%
Martin ESOP Trust (3)	35,194.88	16.16%
Robert D. Bondurant (3)	35,194.88	16.16%
Randall Tauscher (3)	35,194.88	16.16%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 182,621.67 shares of common stock of Martin Resource Management. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management. Of the common stock held by the MRMC ESOP, 94,417 shares of common stock are allocated to participant accounts, and 88,205 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 35,195 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 35,195 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	—	$—	536,150
Total	—	$—	536,150

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan".

In February 2015, we issued 2,400 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 600 units on January 24, 2016, 2017, 2018 and 2019.

In January 2015, we issued 84,750 restricted common units to certain Martin Resource Management employees under its long-term incentive plan.  These units vest in January 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management owns 6,264,532 of our common limited partnership units representing approximately 17.7% of our outstanding common limited partnership units as of February 29, 2016.  Martin Resource Management controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2.0% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management’s ownership of approximately 17.7% of our outstanding common limited partnership units effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Payments to our general partner and its affiliates
Martin Resource Management is entitled to reimbursement for all direct expenses it or our general partner incurs on our behalf.  The direct expenses include the salaries and benefit costs employees of Martin Resource Management who provide services to us.  Our general partner has sole discretion in determining the amount of these expenses.  In addition to the direct expenses, Martin Resource Management is entitled to reimbursement for a portion of indirect general and administrative and corporate overhead expenses.  Under the omnibus agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  The conflicts committee of our general partner ("Conflicts Committee") will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  Please read "Agreements — Omnibus Agreement" below.

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

Agreements

Omnibus Agreement

We and our general partner are parties to an omnibus agreement with Martin Resource Management (the "Omnibus Agreement") that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management and our use of certain of Martin Resource Management’s trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management.

Non-Competition Provisions. Martin Resource Management agrees for so long as Martin Resource Management controls the general partner not to engage in the business of

•	providing terminalling and storage services for petroleum products and by-products including the refining, blending and packaging of finished lubricants;
•providing marine transportation of petroleum products and by-products;
•distributing NGLs; and
•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on our behalf of any asset or group of assets owned by us or our affiliates;

•any business operated by Martin Resource Management, including the following:

◦providing land transportation of various liquids,

◦distributing fuel oil, asphalt, sulfuric acid, marine fuel and other liquids,

◦	providing marine bunkering and other shore-based marine services in Alabama, Florida, Louisiana, Mississippi and Texas,

◦	operating a crude oil gathering business in Stephens, Arkansas,

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas,

◦	providing crude oil marketing and transportation form the well head to the end market;

◦	operating an environmental consulting company,

◦operating an engineering services company,

◦supplying employees and services for the operation of the Partnership's business,

◦operating a natural gas optimization business, and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas;

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5.0 million;

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2015, 2014 and 2013, the Conflicts Committee approved and we reimbursed Martin Resource Management of $13.7 million, $12.5 million and $10.6 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Related Party Transactions. The Omnibus Agreement prohibits us from entering into any material agreement with Martin Resource Management without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term material agreements means any agreement between us and Martin Resource Management that requires aggregate annual payments in excess of then-applicable limitation on the reimbursable amount of indirect general and administrative expenses. Please read " Services" above.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a new terminalling services agreement under which we provide terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services which was dated January 1, 2015. The minimum throughput requirements were reduced under the new agreement. The per gallon throughput fee we charge under this agreement was increased and may be adjusted annually based on a price index.

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

Other Related Party Transactions

Related Party Note Receivable

During March 2013, we acquired 100% of the preferred interests in Martin Energy Trading, LLC ("MET"), for $15.0 million. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15.0 million note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. Interest income for the years ended December 31, 2015 and 2014 was $2.3 million and $0.8 million, respectively.

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2015 and 2014.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2015		2014
Audit fees	$1,347,500	(1)	$1,612,141	(1)
Audit related fees	—		—
Audit and audit related fees	1,347,500		1,612,141
Tax fees	253,700	(2)	218,110	(2)
All other fees	—		—
Total fees	$1,601,200		$1,830,251

(1)
2015 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions. 2014 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2015 and December 31, 2014 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Capital for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements

(2)
Financial Statements of Cardinal Gas Storage Partners for the period January 1, 2014 to August 29, 2014 and year ended December 31, 2013, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

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

3.27
Certificate of Formation of Redbird Gas Storage LLC, dated May 24, 2011 (filed as Exhibit 3.27 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporation herein by reference).

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

10.5
Fourth Amendment to Third Amended and Restated Credit Agreement, dated June 23, 2015, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed June 24, 2015, and incorporated herein by reference).

10.6
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

10.8
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.9
Motor Carrier Agreement, dated January 1, 2006, by and between the Operating Partnership and Martin Transport, Inc. (filed as Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.10
Membership Interests Purchase Agreement, dated August 10, 2014, by and among Energy Capital Partners and its affiliated funds and Redbird Gas Storage LLC (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (Sec File No. 000-50056), filed August 12, 2014, and incorporated herein by reference).

10.11
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.12
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.13
Product Storage Agreement, dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.14
Marine Fuel Agreement, dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.15†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.16†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
10.17
Purchaser Use Easement, Ingress-Egress Easement, and Utility Facilities Easement dated November 1, 2002, by and between MGSLLC and the Operating Partnership (filed as Exhibit 10.13 to the Partnership’s Current Report on Form 8-K/A (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.18
Amended and Restated Terminal Services Agreement by and between the Operating Partnership and Martin Fuel Service LLC ("MFSLLC"), dated October 27, 2004 (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC No. 000-50056), filed October 28, 2004, and incorporated herein by reference).

10.19
Lubricants and Drilling Fluids Terminal Services Agreement by and between the Operating Partnership and MFSLLC, dated December 23, 2003 (filed as Exhibit 10.4 to the Partnership’s Amendment No. 1 to Current Report on Form 8-K/A (SEC No. 000-50056), filed January 23, 2004, and incorporated herein by reference).

10.20(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.21†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.22
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.23
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.24
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

10.26
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.27
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.28
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.29(2)*	First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
(1) Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which has been granted.
(2) Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

Date: February 29, 2016	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February, 2016.

Signature	Title

/s/ Ruben S. Martin	President, Chief Executive Officer and Director of Martin Midstream GP LLC (Principal Executive Officer)
Ruben S. Martin

/s/ Robert D. Bondurant	Executive Vice President, Director, and Chief Financial Officer of Martin Midstream GP LLC (Principal Financial Officer, Principal Accounting Officer)
Robert D. Bondurant

/s/ Zachary S. Stanton	Director of Martin Midstream GP LLC
Zachary S. Stanton

/s/ James M. Collingsworth	Director of Martin Midstream GP LLC
James M. Collingsworth

/s/ Sean P. Dolan	Director of Martin Midstream GP LLC
Sean P. Dolan

/s/ Byron R. Kelley	Director of Martin Midstream GP LLC
Byron R. Kelley

/s/ C. Scott Massey	Director of Martin Midstream GP LLC
C. Scott Massey

Financial Statement Schedule
Pursuant to Item 15(a)(2)

Cardinal Gas Storage Partners, LLC
and Subsidiaries
Consolidated Financial Statements
The period January 1, 2014 through August 29, 2014 (unaudited)
and the year ended December 31, 2013

1

Cardinal Gas Storage Partners, LLC and Subsidiaries
Table of Contents
August 29, 2014, December 31, 2013

Independent Auditor’s Report

To the Members of Cardinal Gas Storage Partners LLC

We have audited the accompanying consolidated financial statements of Cardinal Gas Storage Partners LLC and its subsidiaries, which comprise the consolidated statements of operations, of members’ capital and of cash flows for the period ended December 31, 2013.

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

Auditor's Responsibility
Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Cardinal Gas Storage Partners LLC and its subsidiaries’ operations, members’ capital and cash flows for the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

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
March 28, 2014

PricewaterhouseCoopers LLP, 1201 Louisiana, Suite 2900, Houston, TX 77002-5678
T: (713) 356 4000, F: (713) 356 4717, www.pwc.com/us

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statement of Financial Position
August 29, 2014 (unaudited)
(Dollars in thousands)

2014
Assets
Current assets
Cash and cash equivalents	$3,178
Restricted cash	17,566
Accounts receivable, net	3,901
Value of derivative instruments, current	809
Prepaid expenses and other current assets	1,496
Total current assets	26,950
Property, plant and equipment, net	611,769
Debt issuance costs, net	6,735
Value of derivative instruments	17
Intangible assets, net	783
Other assets	118
Total assets	$646,372
Liabilities and Members' Capital
Current liabilities
Accounts payable and accrued liabilities	$6,714
Current portion of long term debt	12,420
Total current liabilities	19,134
Long term debt	269,666
Other long term liabilities	595
Total liabilities	289,395
Commitments and contingencies (Note 4)
Members' capital	356,977
Total liabilities and members' capital	$646,372

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Operations
Period Ended August 29, 2014 (unaudited) and Year Ended December 31, 2013
(Dollars in thousands)

	2014	2013
Revenues
Firm capacity revenues	$41,290	$47,427
Hub services revenues	3,117	2,449
Fuel charges	2,081	2,659
Professional service fees	—	227
Total revenues	46,488	52,762
Expenses
Operating expenses	18,267	14,285
Depreciation and amortization	12,038	18,752
General and administrative	3,109	7,998
Impairment losses	—	129,384
Loss on abandoned project	—	—
Loss (gain) on sale/disposal of assets	2,274	921
Loss (gain) on natural gas sold	111	20
Total expenses	35,799	171,360
Income (loss) from operations	10,689	(118,598)
Other income (expense)
Gain (loss) on derivative instruments	(745)	110
Royalty income	9	—
Interest income	1	3
Interest expense	(8,043)	(9,798)
Total other expense	(8,778)	(9,685)
Net income (loss)	$1,911	$(128,283)

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Members' Capital
Period Ended August 29, 2014 (unaudited) and Year Ended December 31, 2013
(Dollars in thousands)

	ECP	Redbird	Total

Members' capital at December 31, 2012	351,806	105,491	457,297
Contributions	5,887	15,878	21,765
Distributions	(2,456)	(1,739)	(4,195)
Net loss	(74,089)	(54,194)	(128,283)
Members' capital at December 31, 2013	281,148	65,436	346,584
Contributions	5,635	3,385	9,020
Distributions	(313)	(225)	(538)
Net income	1,009	902	1,911
Members' capital at August 29, 2014	$287,479	$69,498	$356,977

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Period Ended August 29, 2014 (unaudited) and Year Ended December 31, 2013
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,911	$(128,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on derivative instruments	745	(110)
Depreciation and amortization expense	12,038	18,752
Amortization of debt issuance cost	1,268	1,901
Impairment losses	—	129,384
Loss on abandoned project	—	—
Loss on disposal of assets	2,274	921
Provision for (recovery of) doubtful accounts	—	2
Changes in operating assets and liabilities:
Accounts receivable	292	(2,744)
Prepaid expenses and other current assets	(112)	(1,057)
Other noncurrent assets	190	(308)
Accounts payable and accrued liabilities	1,286	2,052
Deferred revenue	—	—
Other noncurrent liabilities	(585)	1,179
Net cash provided by operating activities	19,307	21,689
Cash flows from investing activities:
Settlement of derivative instrument	—	160
Derivative instrument	(8)	—
Acquisition of a business and related adjustments	—	—
Capital expenditures	(3,981)	(131,857)
Proceeds from sale of fixed asset	385	4,897
Restricted cash	(2,674)	(2,128)
Net cash used in investing activities	(6,278)	(128,928)
Cash flows from financing activities:
Proceeds from long term debt	—	118,117
Repayment of debt	(25,593)	(25,316)
Cash paid for financing costs	—	—
Contributions from members	9,020	21,765
Distributions to members	(538)	(4,195)
Net cash provided by (used in) financing activities	(17,111)	110,371
Net increase (decrease) in cash and cash equivalents	(4,082)	3,132
Beginning of year	7,260	4,128
End of year	$3,178	$7,260
Supplemental disclosure:
Cash paid for interest, net of capitalized interest	$5,834	$7,086
Noncash investing activities:
Change in capital expenditures included in accounts payable and accrued liabilities	(945)	(17,567)

The accompanying notes are an integral part of these consolidated financial statements.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

1. Business Description, Formation of Company and Acquisitions

Cardinal Gas Storage Partners LLC (the "Company") was formed on May 1, 2008, as a Delaware limited liability company with Energy Capital Partners ("ECP") and Martin Resource Management Corporation ("MRMC") as the two members. In April 2011, Redbird Gas Storage LLC ("Redbird") was formed as a joint venture between MRMC and Martin Midstream Partners ("MMLP"). In October 2012, MMLP acquired the MRMC interest in Redbird. As a result of this transaction, Redbird became a wholly owned subsidiary of MMLP. As of August 29, 2014, ECP had a 57.8% ownership and Redbird had a 42.2% ownership in the Company.

The Company focuses on the development, construction, operation, and management of natural gas storage facilities.
The Company has four natural gas storage facilities in operation. Arcadia Gas Storage LLC ("Arcadia"), located in Bienville Parish, Louisiana is in service with approximately 17.5 bcf of working gas storage capacity. Monroe Gas Storage LLC ("Monroe"), located in Monroe County, Mississippi, is in operation with a current working gas capacity of approximately 7.0 bcf. Cadeville Gas Storage LLC ("Cadeville"), located in Ouachita Parish, Louisiana was placed into operation during 2013 with working gas capacity of 17.0 bcf. Perryville Gas Storage LLC ("Perryville"), located in Franklin Parish, Louisiana was placed into operation during 2013 with working gas capacity of 8.7 bcf. These facilities provide producers, end users, local distribution companies, pipelines and energy marketers with high deliverability storage services and hub services.

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

Accounts Receivable and Bad Debt

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of August 29, 2014, all receivables were considered collectible and no allowance for doubtful accounts was recorded.

Inventory

Inventory consists of natural gas received as a result of fuel revenue and certain balancing agreements and is stated at the lower of weighted average cost or market. The inventory balance as of August 29, 2014 is reflected within other current assets on the statement of financial position.

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

Hub service revenue consist of fees from (i) "interruptible" storage services pursuant to which customers receive only limited assurance regarding the availability of capacity in the Company’s storage facilities and pay fees based on actual utilization of assets, (ii) "park and loan" services, (iii) "wheeling and balancing" services pursuant to which customers pay fees for the right to move a volume of gas through our facilities from an interconnection point to another and true up their deliveries of gas to, or takeaways of gas from, our facilities, and (iv) firm storage cycling revenues for the use of injection and withdrawal services based on the volume of natural gas nominated for injection and/or withdrawal. The interruptible fees are recognized in revenue over the term of the contract. The park and loan, wheeling and balancing and firm cycling fees are recognized in revenue in the period the volumes are nominated. A portion of our revenues related to these activities may include fuel collections.

Fuel charges consist of the small portion of a customer’s natural gas nominated for injection retained by the Company as compensation for fuel use. These fees are reflected as revenue when received. Any excess fuel collected is carried as inventory until sold.

Professional service fees consist of consulting services and are recognized as the services are performed.

Property and Equipment

Property and equipment are recorded at cost. The costs of major renewals and betterments are capitalized; repair and maintenance costs are expensed as incurred. The Company capitalizes interest related to the debt facility used for funding development as well as certain general and administrative costs associated with employees that are deemed to be dedicated to capitalized projects in process. When assets are sold or retired, the cost and related accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is included in current operations. Leasehold improvements are capitalized and amortized over the lesser of their estimated useful lives or the applicable lease term.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

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

Debt Issuance Costs

Costs incurred for debt borrowings are capitalized and amortized over the life of the associated debt utilizing the effective interest rate method. When debt is retired before its scheduled maturity date, any remaining transaction-related costs associated with that debt are expensed. Total amortization for the period ended August 29, 2014 was approximately $1.3 million. Total amortization for the year ended December 31, 2013 was approximately $1.9 million, of which approximately $0.6 million was capitalized during the period of construction. No amortization was capitalized in 2014.

Income Taxes

The Company’s taxable income (loss) is reported on the respective income tax returns of its members. With respect to a franchise or income tax imposed by a state or local municipality, these taxes are accounted for under the asset and liability method.

The amount of Texas margin tax for the period ended August 29, 2014 and year ended December 31, 2013 was immaterial. No Louisiana franchise tax was due for any of these periods.

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

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

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

The Company performed an analysis on its derivative instruments and recorded a net asset related to its derivative instruments of approximately $0.8 million at August 29, 2014, within Level 2 of the fair value hierarchy. Refer to Note 9 for more information on these instruments.

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

Pad Gas Lease

The Company has a lease agreement with Credit Suisse executed on June 12, 2009 for the lease of 3.6 bcf of natural gas to use as pad gas for the storage facility at Monroe. The lease agreement expired on January 1, 2015. The Company is required to begin returning the natural gas to Credit Suisse upon expiration of the lease and to have all 3.6 bcf of the leased gas returned by the end of February 2015.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

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

Capitalization of Interest

Interest on borrowed funds is capitalized on projects during construction based on the approximate average interest rate of the Company’s debt. The Company capitalized $2.7 million during the year ended December 31, 2013. No interest was capitalized in the period ended August 29, 2014.

3. Property, Plant and Equipment

A summary of property, plant and equipment as of August 29, 2014 was as follows:

2014
Operating plant	$604,030
Construction in progress	25,421
Base gas	32,457
Land	3,315
Office equipment	910
Automobiles	673
666,806
Accumulated depreciation	(55,037)
$611,769
Depreciation expense for the period ended August 29, 2014 and year ended December 31, 2013 was $11.4 million and $16.9 million, respectively.

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

In February 2014, Perryville incurred damage to its first cavern hanging string, an uncemented 8-5/8" tubing string set near the bottom of the cavern that allows for fresh water injection and withdrawal through the tubing. Because this restricts access to the cavern and could cause operational issues in the future, measures were taken to cut and dispose of the damaged string, replacing it with new materials. The total loss on disposal for this damaged hanging string was $2.5 million.

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

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

included in long term assets in the consolidated statement of financial position and as a gain on investment in the consolidated statement of operations.

4. Commitments and Contingencies

Leases

The Company has noncancelable operating leases for office space and office equipment. Rental payments for the period ended August 29, 2014 and the year ended December 31, 2013. Future minimum noncancelable lease payments by year as of August 29, 2014, are as follows:

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

5. Intangible Assets

In connection with the Monroe acquisition in 2011, the Company acquired certain intangible assets. A summary of intangible assets as of August 29, 2014 was as follows:

	Estimated Lives	2014
Pad Gas Lease	4 years	$3,388
Ad Valorem Tax Contract	8 years	1,611
Gas Storage Contracts	1 to 2 years	4,351
FERC Permit	50 years	500
		9,850
Accumulated amortization		(9,067)
		$783

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

Amortization expense for intangible assets was $0.6 million and $1.8 million for the period ended August 29, 2014, and year ended December 31, 2013, respectively. The estimated future aggregate amortization expense of intangible assets as of August 29, 2014, is set forth below:

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

Gas Storage Inventory

At August 29, 2014, the value of gas storage inventory held for others was approximately $110.8 million. This balance represents the volume of stored natural gas valued at August 29, 2014 utilizing the closing prices of various published delivery points. Because the Company does not take title to the gas, the Company’s gas storage inventory and park transactions are not recorded in the consolidated statements of financial position.

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

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

8. Long Term Debt

A summary of long term debt at August 29, 2014 was as follows:

2014
Construction loan - Arcadia	$63,816
Base gas revolver - Arcadia	13,747
Construction loan - Perryville	90,360
Base gas revolver - Perryville	15,575
Construction loan - Cadeville	98,588
282,086
Less: Current portion	(12,420)
$269,666

On June 30, 2008, Arcadia entered into a $118 million multibank nonrecourse construction and term loan agreement comprised of a $92.5 million construction loan and $25.5 million base gas revolver ("Arcadia facility"). The Arcadia facility matures in 2016. The base gas loan is interest only. The construction loan converted to a five-year term note upon substantial completion of the construction in September 2011. Arcadia began making principal payments on the term loan in 2012. The credit facilities are collateralized with a perfected first priority security interest in the Arcadia assets.

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

On May 12, 2010, Perryville entered into a $125 million multibank construction and term loan agreement comprised of a $105 million construction loan and $20 million base gas revolver ("Perryville facility"). The Perryville facility matures in 2018. The base gas loan is interest only. Upon conversion to a term loan at substantial completion in July 2013, the interest rate on the loan was based on LIBOR, plus 3.50%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 3.66%. The credit facilities are collateralized with a perfected first security interest in the Perryville assets.

In May 2010, Perryville entered into interest rate caps effectively capping LIBOR to 4.0% through 2014 and 6.0% thereafter through 2015. The notional amount changes on a stated monthly basis starting in October 2011 and expires in December 2015. The maximum notional amount is $125 million.

On April 19, 2012, Cadeville entered into a construction and term loan agreement for an aggregate principal amount up to $115 million ("Cadeville facility"). The Cadeville facility matures in 2018. Upon conversion to a term loan at substantial completion in July 2013, the interest rate was based on LIBOR, plus 2.75%, set on the date of each advance. The interest rate as of August 29, 2014 was approximately 2.91%.

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
The components of gain (loss) on derivative instruments for the period ended August 29, 2014 and the year ended December 31, 2013 was as follows:

	2014	2013
Interest rate	$(47)	$691
Natural gas	(698)	(581)
Gain (loss) on derivative instruments	$(745)	$110

A summary of derivative instruments at August 29, 2014 and December 31, 2013 is as follows:

Transaction Type	Settlement Date	Pricing Terms	Quantity	2014

Natural gas call option	2,345,498 MMBTU on January 31, 2015; 1,286,242 MMBTU on February 15, 2015	Fixed price of $4.50/MMBTU settled against Henry Hub Natural Gas Index	3,631,740 MMBTU	$809

Current assets fair value of derivatives				809

Interest rate cap	$115 million on December 31, 2015	Fixed rate of 2.00% settled against LIBOR, quarterly LIBOR resets	$115 million	17

Non-current assets fair value of derivatives				17

Net fair value of derivatives				$826

In December 2010, Arcadia entered into an interest rate swap fixing LIBOR at 1.46% for $35 million notional, accreting by $25 million at December 31, 2011, which settled at $60 million notional at December 31, 2013. In February 2014, Arcadia paid $8,000 to enter into an interest rate cap for $35 million notional effectively capping LIBOR at 1.00%. The interest rate cap is classified in value of derivative instruments on the consolidated statement of financial position. The cash payment is reflected in the consolidated statements of cash flows, and the change in value of the cap is reflected on the consolidated statements of operations.

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
On June 1, 2012, Monroe entered into natural gas call options, settled monthly against Henry Hub, with a strike price of $4.50 per mmbtu and a notional quantity of 3,631,740 mmbtu. These call options settled in two increments of 2,345,498 mmbtu and 1,286,242 mmbtu on January 31, 2015 and February 28, 2015, respectively. The change in value is reflected in derivative instruments on the consolidated statements of operations, and the value of the derivative as of August 29, 2014 is reflected in short term assets on the consolidated statement of financial position.
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
10. Member and Related Party Transactions

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
MRMC provides payroll processing, IT services, and other general administrative support services to the Company under a Master Services Agreement that expires on April 30, 2016. The Company may terminate the agreement upon 30 days’ notice and MRMC may terminate the agreement only if specific events occur during the term of the agreement. The service fee for the period ended August 29, 2014 and the year ending December 31, 2013 was $0.2 million.
The Company also pays to MRMC a direct cost fee equal to the actual amount incurred that directly benefits the Company. The most significant ongoing portion of the fee is for salary, wages, taxes, and benefits paid by MRMC to the employees of the Company.
The Company paid $13.3 million and $13.2 million to MRMC under the Master Services Agreement for the period ended August 29, 2014 and years ending December 31, 2013, respectively.
Arcadia entered into a Letter Agreement regarding Arcadia’s Brine Pond and SWD Wells with Martin Underground Storage, Inc. ("MUS") effective February 12, 2014. The agreement sets forth a sharing of costs for certain repairs and improvements to the Arcadia Brine Pond and connecting the Arcadia Brine Pond to the Martin Brine Pond for bidirectional flow and shared use of the brine. Under the agreement, MUS will contribute 56.67% and Arcadia will contribute 43.33% of the total project cost.

Cardinal Gas Storage Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except where otherwise indicated)

Arcadia entered into a Brine Facilities Lease Agreement with Martin Product Sales LLC ("MPS") effective February 2012 and renewed annually. The agreement allows Arcadia to lease the brine facilities from MPS to process its brine for sale for a monthly rental fee.

The Company entered into a Shared Water Well Services Agreement with MUS effective May 1, 2008, that expires on April 30, 2016. The agreement permits the Company to utilize the fresh water wells owned by MUS to meet the Company’s reasonable operation needs. Costs are shared proportionally on water usage.

11. Subsequent Events

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

