Form 10-K/A
period 2015-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2016-03-30
CIK 1176334

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

DOCUMENTS INCORPORATED BY REFERENCE:         None.

EXPLANATORY NOTE

Martin Midstream Partners L.P.'s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2015, initially filed on February 29, 2016 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include the separate financial statements of West Texas LPG Pipeline Limited Partnership (“WTLPG”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as Exhibit 99.1, in Part IV, Item 15, Exhibits, Financial Statements Schedules (“Item 15”).  WTLPG represents an unconsolidated affiliate, accounted for under the equity method of accounting, which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X for the three year period ended December 31, 2015.  In accordance with Rule 3-09(b)(1), the separate financial statements of WTLPG are being filed as an amendment to the Partnership's Form 10-K, within 90 days after the end of the Partnership's fiscal year, as they were not available prior to the filing of the Partnership's Form 10-K.

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

The consent of PricewaterhouseCoopers LLP, independent accountants for WTLPG, is also filed as Exhibit 23.3 to this Amendment No. 1 to the Form 10-K.

In addition, this Amendment No. 1 includes new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other amendments are being made to the Form 10-K.  This Amendment No. 1 does not intend to update or modify the disclosure contained in the Partnership's Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the February 29, 2016 filing of the Partnership's Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with the Partnership's other filings.

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

(3)
Financial Statements of West Texas LPG Pipeline Limited Partnership for the year ended December 31, 2015, the period from May 14, 2014 through November 28, 2014, and the period from November 29, 2014 through December 31, 2014, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

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

3.21
Certificate of Formation of Perryville Gas Storage LLC, dated May 23, 2008 (filed as Exhibit 3.21 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

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

3.28
Second Amended and Restated LLC Agreement of Redbird Gas Storage LLC, dated as of October 2, 2012 (filed as Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

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

10.20
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

10.29**
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC. Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

21.1**	List of Subsidiaries.
23.1**	Consent of KPMG LLP.
23.2**	Consent of PricewaterhouseCoopers LLP.
23.3*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1*
Financial Statements of West Texas LPG Pipeline Limited Partnership for the year ended December 31, 2015, the period from May 14, 2014 through November 28, 2014, and the period from November 29, 2014 through December 31, 2014, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

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
**
Filed with the Partnership's Annual Report on Form 10-K, for the year ended December 31, 2015, and incorporated, herein by reference, originally filed with the SEC on February 29, 2016, which is being amended hereby.

†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 30, 2016                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2016.

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