Form 10-Q
period 2016-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2016-04-28
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at April 28, 2016, was 35,454,962.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash	$46	$31
Accounts and other receivables, less allowance for doubtful accounts of $398 and $430, respectively	59,218	74,355
Product exchange receivables	1,001	1,050
Inventories	57,904	75,870
Due from affiliates	11,558	10,126
Fair value of derivatives	465	675
Other current assets	4,689	5,718
Total current assets	134,881	167,825

Property, plant and equipment, at cost	1,397,582	1,387,814
Accumulated depreciation	(417,106)	(404,574)
Property, plant and equipment, net	980,476	983,240

Goodwill	23,802	23,802
Investment in WTLPG	131,469	132,292
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	57,332	58,314
Total assets	$1,342,960	$1,380,473

Liabilities and Partners’ Capital
Trade and other accounts payable	$65,390	$81,180
Product exchange payables	9,921	12,732
Due to affiliates	3,098	5,738
Income taxes payable	1,036	985
Other accrued liabilities	10,310	18,533
Total current liabilities	89,755	119,168

Long-term debt, net	873,611	865,003
Fair value of derivatives	—	206
Other long-term obligations	2,514	2,217
Total liabilities	965,880	986,594

Commitments and contingencies
Partners’ capital	377,080	393,879
Total liabilities and partners' capital	$1,342,960	$1,380,473

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Terminalling and storage *	$31,705	$33,797
Marine transportation *	16,346	20,636
Natural gas services*	16,097	16,487
Sulfur services	2,700	3,090
Product sales: *
Natural gas services	91,091	146,303
Sulfur services	39,475	50,047
Terminalling and storage	28,191	34,993
	158,757	231,343
Total revenues	225,605	305,353

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	78,544	137,707
Sulfur services *	27,524	36,023
Terminalling and storage *	23,832	30,082
	129,900	203,812
Expenses:
Operating expenses *	41,232	45,306
Selling, general and administrative *	8,171	8,806
Depreciation and amortization	22,048	22,717
Total costs and expenses	201,351	280,641

Other operating income (loss)	84	(10)
Operating income	24,338	24,702

Other income (expense):
Equity in earnings of WTLPG	1,677	1,740
Interest expense, net	(10,112)	(10,546)
Other, net	62	437
Total other expense	(8,373)	(8,369)

Net income before taxes	15,965	16,333
Income tax expense	(51)	(300)
Income from continuing operations	15,914	16,033
Income from discontinued operations, net of income taxes	—	1,215
Net income	15,914	17,248
Less general partner's interest in net income	(4,211)	(4,238)
Less income allocable to unvested restricted units	(43)	(67)
Limited partners' interest in net income	$11,660	$12,943

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2016	2015
Revenues:*
Terminalling and storage	$20,958	$20,474
Marine transportation	6,411	6,745
Natural gas services	313	—
Product Sales	700	1,589
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	3,385	6,918
Sulfur services	3,812	3,624
Terminalling and storage	3,385	5,402
Expenses:
Operating expenses	17,357	20,400
Selling, general and administrative	5,432	5,994

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2016	2015
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$11,660	$12,031
Discontinued operations	—	912
	$11,660	$12,943
General partner interest:
Continuing operations	$4,211	$3,939
Discontinued operations	—	299
	$4,211	$4,238

Net income per unit attributable to limited partners:
Basic:
Continuing operations	$0.33	$0.34
Discontinued operations	—	0.03
	$0.33	$0.37

Weighted average limited partner units - basic	35,354	35,317

Diluted:
Continuing operations	$0.33	$0.34
Discontinued operations	—	0.03
	$0.33	$0.37

Weighted average limited partner units - diluted	35,366	35,360

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	13,010	4,238	17,248
Issuance of common units, net	—	(145)	—	(145)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,000)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(28,803)	(4,405)	(33,208)
Unit-based compensation	—	399	—	399
Balances - March 31, 2015	35,456,862	$455,404	$14,616	$470,020

Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	11,703	4,211	15,914
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(250)	—	—	—
Cash distributions	—	(28,795)	(4,560)	(33,355)
Unit-based compensation	—	222	—	222
Excess purchase price over carrying value of acquired assets	—	750	—	750
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - March 31, 2016	35,454,962	$364,395	$12,685	$377,080

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$15,914	$17,248
Less: Income from discontinued operations, net of income taxes	—	(1,215)
Net income from continuing operations	15,914	16,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,048	22,717
Amortization of deferred debt issuance costs	715	868
Amortization of premium on notes payable	(77)	(82)
Loss (gain) on sale of property, plant and equipment	(84)	12
Equity in earnings of unconsolidated entities	(1,677)	(1,740)
Derivative income	(2,001)	(625)
Net cash received for commodity derivatives	1,215	—
Net cash received for interest rate derivatives	160	—
Net premiums received on derivatives that settle during the year on interest rate swaption contracts	630	625
Unit-based compensation	222	399
Cash distributions from WTLPG	2,500	2,100
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	15,136	39,716
Product exchange receivables	49	2,814
Inventories	17,966	20,203
Due from affiliates	(1,432)	2,243
Other current assets	1,142	184
Trade and other accounts payable	(13,078)	(46,504)
Product exchange payables	(2,811)	125
Due to affiliates	(2,640)	1,620
Income taxes payable	51	300
Other accrued liabilities	(8,223)	(12,345)
Change in other non-current assets and liabilities	(419)	(339)
Net cash provided by continuing operating activities	45,306	48,324
Net cash used in discontinued operating activities	—	(1,580)
Net cash provided by operating activities	45,306	46,744
Cash flows from investing activities:
Payments for property, plant and equipment	(17,298)	(12,927)
Acquisition of intangible assets	(2,150)	—
Payments for plant turnaround costs	(991)	(1,468)
Proceeds from sale of property, plant and equipment	113	—
Net cash used in continuing investing activities	(20,326)	(14,395)
Net cash provided by discontinued investing activities	—	41,250
Net cash provided by (used in) investing activities	(20,326)	26,855
Cash flows from financing activities:
Payments of long-term debt	(86,200)	(72,000)
Proceeds from long-term debt	94,200	32,000
Proceeds from issuance of common units, net of issuance related costs	—	(145)
General partner contribution	—	55
Purchase of treasury units	(330)	—
Payment of debt issuance costs	(30)	(306)
Excess purchase price over carrying value of acquired assets	750	—
Cash distributions paid	(33,355)	(33,208)
Net cash used in financing activities	(24,965)	(73,604)
Net increase (decrease) in cash	15	(5)
Cash at beginning of period	31	42
Cash at end of period	$46	$37
Non-cash additions to property, plant and equipment	$3,292	$4,901

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

(2)	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases.  This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Partnership is evaluating the effect that ASU 2016-02 will have on its consolidated and condensed financial statements and related disclosures.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

(3)	Discontinued operations and divestitures

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three months ended March 31, 2016 and 2015. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended March 31,
	2016	2015
Total revenues from third parties[1]	$—	$791
Total costs and expenses and other, net, excluding depreciation and amortization	—	1,038
Depreciation and amortization	—	—
Other operating income[2]	—	1,462
Income from discontinued operations before income taxes	—	1,215
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$—	$1,215

1 All revenues for the three months ended March 31, 2015 were from third parties.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(4)	Inventories

Components of inventories at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Natural gas liquids	$9,439	$20,959
Sulfur	11,327	13,812
Sulfur based products	15,692	19,400
Lubricants	18,359	18,675
Other	3,087	3,024
	$57,904	$75,870

(5)	Investments in Unconsolidated Entities and Joint Ventures

The Partnership owns a 19.8% general partnership and 0.2% limited partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). ONEOK Partners, L.P. is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognizes its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

Selected financial information for WTLPG is as follows:

	As of March 31,		Three Months Ended March 31,
	Total Assets	Members' Equity	Revenues	Net Income
2016
WTLPG	$822,543	$800,220	$23,309	$8,698
	As of December 31,
2015
WTLPG	$827,697	$818,546	$22,154	$8,703

As of March 31, 2016 and December 31, 2015, the Partnership’s interest in cash of WTLPG was $1,337 and $1,060, respectively.

(6)	Derivative Instruments and Hedging Activities

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions through June 30, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a net notional quantity of 0 barrels settling during the period from April 30, 2016 through June 30, 2016. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. Martin Energy Trading LLC ("MET") serves as the counterparty for all positions outstanding at March 31, 2016.

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

During the three months ended March 31, 2016 and 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through March 31, 2016 and 2015, respectively. In connection with the interest rate swaption contracts, the Partnership received premiums of $630 and $625, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three months ended March 31, 2016 and 2015, respectively. Each of the interest rate swaptions was fully amortized as of March 31, 2016 and 2015. Interest rate swaption contract premiums received are amortized over the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

period from initiation of the contract through their termination date. For the three months ended March 31, 2016 and 2015, the Partnership recognized $630 and $625, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

As of December 31, 2015, the Partnership had a fixed-to-variable interest rate swap agreement with a notional principal amount of $50,000 of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with a portion of the Partnership's 2021 senior unsecured notes from fixed rate to variable rate based on the LIBOR interest rate. The Partnership's swap agreement had a termination date that corresponded to the maturity date of the 2021 senior unsecured notes. This instrument was recorded on the Partnership's Consolidated and Condensed Balance Sheets at December 31, 2015 in "Fair value of derivatives" as a non current liability of $206. This position terminated on January 7, 2016, resulting in a benefit of $160.

For information regarding gains and losses on interest rate derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$465	$675	Fair value of derivatives	$—	$—
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	206
Total derivatives not designated as hedging instruments		$465	$675		$—	$206

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$630	$625
Interest rate contracts	Interest expense	366	—
Commodity contracts	Cost of products sold	1,005	—
Total derivatives not designated as hedging instruments		$2,001	$625

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

(7)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2016	December 31, 2015
Commodity derivative contracts	$465	$675
Interest rate derivative contracts	—	(206)

The Partnership is required to disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for these financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•
Accounts and other receivables, trade and other accounts payable, accrued interest payable, other accrued liabilities, income taxes payable and due from/to affiliates: The carrying amounts approximate fair value due to the short maturity and highly liquid nature of these instruments, and as such these have been excluded from the table below. There is negligible credit risk associated with these instruments.

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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - MET	$15,000	$15,831	$15,000	$15,830
2021 Senior unsecured notes	375,291	326,706	375,368	318,000

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

(8)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	March 31, 2016	December 31, 2015
Customer contracts and relationships, net	$48,136	$50,452
Other intangible assets	2,698	1,818
Other	6,498	6,044
	$57,332	$58,314

Accumulated amortization of intangible assets was $37,540 and $32,842 at March 31, 2016 and December 31, 2015, respectively.

Components of "Other accrued liabilities" were as follows:

	March 31, 2016	December 31, 2015
Accrued interest	$3,570	$10,365
Property and other taxes payable	3,897	6,668
Accrued payroll	2,710	1,389
Other	133	111
	$10,310	$18,533

(9)	Long-Term Debt

At March 31, 2016 and December 31, 2015, long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
$700,000[3] Revolving credit facility at variable interest rate (3.18%[1] weighted average at March 31, 2016), due March 2018 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,344 and $4,858, respectively[2]	$501,656	$493,142
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $3,336 and $3,507, respectively, including unamortized premium of $1,491 and $1,568, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured[2]	371,955	371,861
Total long-term debt, net	873,611	865,003

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at March 31, 2016 and December 31, 2015 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%.  The applicable margin for existing LIBOR borrowings at March 31, 2016 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of March 31, 2016.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

3 On April 27, 2016, the Partnership made certain strategic amendments to its credit facility which, among other things, decreased its borrowing capacity from $700,000 to $664,444 and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $17,359 and $18,089 for the three months ended March 31, 2016 and 2015, respectively.  Capitalized interest was $324 and $525 for the three months ended March 31, 2016 and 2015, respectively.

(10)	Partners' Capital

As of March 31, 2016, Partners’ capital consisted of 35,454,962 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partner units representing approximately 17.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated $3,893 in incentive distributions during each of the three months ended March 31, 2016 and 2015.

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
March 31, 2016
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

	Three Months Ended March 31,
Continuing operations:	2016	2015
Income from continuing operations	$15,914	$16,033
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,893	3,619
Distributions payable on behalf of general partner interest	667	620
General partner interest in undistributed earnings	(349)	(299)
Less income allocable to unvested restricted units	43	62
Limited partners’ interest in income from continuing operations	$11,660	$12,031

	Three Months Ended March 31,
Discontinued operations:	2016	2015
Income from discontinued operations	$—	$1,215
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	274
Distributions payable on behalf of general partner interest	—	47
General partner interest in undistributed earnings	—	(23)
Less income allocable to unvested restricted units	—	5
Limited partners’ interest in income from discontinued operations	$—	$912

The weighted average units outstanding for basic net income per unit were 35,354,207 and 35,317,197 for the three months ended March 31, 2016 and 2015, respectively. All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 11,483 and 42,892 for the three months ended March 31, 2016 and 2015, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

(11)	Related Party Transactions

As of March 31, 2016, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2016, of approximately 17.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2016
(Unaudited)

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

Effective January 1, 2016, through December 31, 2016, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,033.  The Partnership reimbursed Martin Resource Management for $3,259 and $3,420 of indirect expenses for the three months ended March 31, 2016 and 2015, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2016
(Unaudited)

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
March 31, 2016
(Unaudited)

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2016	2015
Revenues:
Terminalling and storage	$20,958	$20,474
Marine transportation	6,411	6,745
Natural gas services	313	—
Product sales:
Natural gas services	—	14
Sulfur services	382	1,074
Terminalling and storage	318	501
	700	1,589
	$28,382	$28,808

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2016	2015
Cost of products sold:
Natural gas services	$3,385	$6,918
Sulfur services	3,812	3,624
Terminalling and storage	3,385	5,402
	$10,582	$15,944

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Marine transportation	$7,415	$8,560
Natural gas services	2,246	2,163
Sulfur services	1,222	1,663
Terminalling and storage	6,474	8,014
	$17,357	$20,400

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative:
Marine transportation	$8	$8
Natural gas services	933	1,163
Sulfur services	587	796
Terminalling and storage	641	607
Indirect, including overhead allocation	3,263	3,420
	$5,432	$5,994

Other Related Party Transactions

The Partnership has a $15,000 note receivable from MET which bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended March 31, 2016 and 2015 was $561 and $555, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

As discussed in Note 6, the Partnership has certain derivative financial instruments through June 30, 2016 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at March 31, 2016.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

(12)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial.  State income taxes attributable to the Texas margin tax of $51 and $300 were recorded in income tax expense for the three months ended March 31, 2016 and 2015, respectively.

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

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, as amended, by Amendment No. 1 on Form 10-K/A filed on March 30, 2016. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

Three Months Ended March 31, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$61,350	$(1,454)	$59,896	$9,998	$6,350	$12,174
Natural gas services	107,188	—	107,188	6,974	13,847	1,513
Sulfur services	42,175	—	42,175	1,970	8,185	1,316
Marine transportation	16,902	(556)	16,346	3,106	184	574
Indirect selling, general and administrative	—	—	—	—	(4,228)	—
Total	$227,615	$(2,010)	$225,605	$22,048	$24,338	$15,577

Three Months Ended March 31, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$70,034	$(1,244)	$68,790	$9,789	$7,687	$9,673
Natural gas services	162,790	—	162,790	8,402	8,887	8,715
Sulfur services	53,137	—	53,137	2,126	8,122	214
Marine transportation	21,946	(1,310)	20,636	2,400	4,816	694
Indirect selling, general and administrative	—	—	—	—	(4,810)	—
Total	$307,907	$(2,554)	$305,353	$22,717	$24,702	$19,296

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

The Partnership's assets by reportable segment as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
Total assets:
Terminalling and storage	$424,931	$417,202
Natural gas services	649,776	694,333
Sulfur services	134,456	134,108
Marine transportation	133,797	134,830
Total assets	$1,342,960	$1,380,473

(14)	Unit Based Awards

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

	Three Months Ended March 31,
	2016	2015
Employees	$201	$311
Non-employee directors	21	88
Total unit-based compensation expense	$222	$399

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2016
(Unaudited)

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2016 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	150,474	$28.98
Granted	13,800	$15.13
Vested	(55,474)	$30.57
Forfeited	(250)	$28.50
Non-Vested, end of period	108,550	$27.04

Aggregate intrinsic value, end of period	$2,180

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2016 and 2015 is provided below:

	Three Months Ended March 31,
	2016	2015
Aggregate intrinsic value of units vested	$1,183	$110
Fair value of units vested	$1,685	$113

As of March 31, 2016, there was $1,856 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.19 years.

In conjunction with restricted unit issuances during the three months ended March 31, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

Unit Options.  The plan currently permits the grant of options covering common units. As of March 31, 2016, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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
March 31, 2016
(Unaudited)

(16)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership expects to be fully reimbursed for the 2016 amount of $4,500. For the three months ended March 31, 2016 and 2015, the Partnership received $750 and $0, respectively, related to the Purchase Price Reimbursement Agreement.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The Partnership intends to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages, if any, that could ultimately be awarded against it.

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

(17)	Subsequent Events

Quarterly Distribution. On April 21, 2016, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the first quarter of 2016, or $3.25 per common unit on an annualized basis, which will be paid on May 13, 2016 to unitholders of record as of May 6, 2016. Additionally, the Partnership expects to pay a distribution to its general partner in the amount of $4,560. Of this amount, $667 is related to the base general partner distribution and $3,893 represents incentive distribution rights paid to the general partner.

Credit Facility Amendment. On April 27, 2016, the Partnership made certain strategic amendments to its revolving credit facility which, among other things, decreased its borrowing capacity from $700,000 to $664,444 and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016, and in this report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

The following information highlights selected developments since January 1, 2016.

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  Complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  The RRC indicated that WTLPG’s rates should be reviewed on a market basis, without consideration of cost of service, if market information is available.  A hearing on the merits of this complaint will be held on October 19, 2016 according to the initial procedural schedule set by the Administrative Law Judge overseeing this proceeding.

Subsequent Events

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

Quarterly Distribution.  On April 21, 2016, we declared a quarterly cash distribution of $0.8125 per common unit for the first quarter of 2016, or $3.25 per common unit on an annualized basis, which will be paid on May 13, 2016 to unitholders of record as of May 6, 2016. Additionally, we will pay a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2015. The following table evaluates the potential impact of estimates utilized during the periods ended March 31, 2016 and 2015:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $7.7 million, resulting in a corresponding reduction in net income.

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment was recored during the three months ended March 31, 2016 or 2015.
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

We completed the most recent annual review of goodwill as of August 31, 2015 and determined that there was no impairment. Additionally, management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $30.1 million of direct costs and expenses for the three months ended March 31, 2016 compared to $38.9 million for the three months ended March 31, 2015. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended March 31, 2016 and 2015, the Conflicts Committee approved reimbursement amounts of $3.3 million and $3.4 million million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, as amended by Amendment No. 1 on Form 10-K/A filed on March 30, 2016.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% of our total cost of products sold during both the three months ended March 31, 2016 and 2015, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 13% and 9% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, as amended by Amendment No. 1 on Form 10-K/A filed on March 30, 2016.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2016 and 2015.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2016	2015

Net income	$15,914	$17,248
Less: Income from discontinued operations, net of income taxes	—	(1,215)
Income from continuing operations	15,914	16,033
Adjustments:
Interest expense	10,112	10,546
Income tax expense	51	300
Depreciation and amortization	22,048	22,717
EBITDA	48,125	49,596
Adjustments:
Equity in earnings of unconsolidated entities	(1,677)	(1,740)
(Gain) loss on sale of property, plant and equipment	(84)	12
Unrealized mark to market on commodity derivatives	210	—
Distributions from unconsolidated entities	2,500	2,100
Unit-based compensation	222	399
Adjusted EBITDA	49,296	50,367
Adjustments:
Interest expense	(10,112)	(10,546)
Income tax expense	(51)	(300)
Amortization of debt premium	(77)	(82)
Amortization of deferred debt issuance costs	715	868
Non-cash mark-to-market on interest rate derivatives	(206)	—
Payments for plant turnaround costs	(991)	(1,468)
Maintenance capital expenditures	(6,044)	(1,758)
Distributable Cash Flow	$32,530	$37,081

Results of Operations

The results of operations for the three months ended March 31, 2016 and 2015 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2016 and 2015.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2016	(in thousands)
Terminalling and storage	$61,350	$(1,454)	$59,896	$7,286	$(936)	$6,350
Natural gas services	107,188	—	107,188	13,043	804	13,847
Sulfur services	42,175	—	42,175	8,859	(674)	8,185
Marine transportation	16,902	(556)	16,346	(622)	806	184
Indirect selling, general and administrative	—	—	—	(4,228)	—	(4,228)
Total	$227,615	$(2,010)	$225,605	$24,338	$—	$24,338

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2015	(in thousands)
Terminalling and storage	$70,034	$(1,244)	$68,790	$7,852	$(165)	$7,687
Natural gas services	162,790	—	162,790	8,427	460	8,887
Sulfur services	53,137	—	53,137	9,553	(1,431)	8,122
Marine transportation	21,946	(1,310)	20,636	3,680	1,136	4,816
Indirect selling, general and administrative	—	—	—	(4,810)	—	(4,810)
Total	$307,907	$(2,554)	$305,353	$24,702	$—	$24,702

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands, except BBL per day)
Revenues:
Services	$33,157	$35,041	$(1,884)	(5)%
Products	28,193	34,993	(6,800)	(19)%
Total revenues	61,350	70,034	(8,684)	(12)%

Cost of products sold	24,350	31,161	(6,811)	(22)%
Operating expenses	18,716	20,353	(1,637)	(8)%
Selling, general and administrative expenses	1,100	873	227	26%
Depreciation and amortization	9,998	9,789	209	2%
	7,186	7,858	(672)	(9)%
Other operating income (loss)	100	(6)	106	(1,767)%
Operating income	$7,286	$7,852	$(566)	(7)%

Lubricant sales volumes (gallons)	5,146	6,049	(903)	(15)%
Shore-based throughput volumes (gallons)	25,559	42,524	(16,965)	(40)%
Smackover refinery throughput volumes (BBL per day)	4,439	5,536	(1,097)	(20)%
Corpus Christi crude terminal (BBL per day)	92,635	180,575	(87,940)	(49)%

Services revenues. Services revenue decreased $1.9 million, including $2.3 million at our specialty terminals related to decreased through-put volumes at our Corpus Christi Crude Terminal, and $0.5 million at our shore-based terminals related to a decrease in through-put rate, space rent and drilling fluid commissions. Our Smackover refinery revenues increased $0.9 million due to increased tolling fees.

Products revenues. A 26% decrease in sales volumes at our blending and packaging facilities resulted in a $5.0 million decrease to products revenues. The decline in volumes resulted primarily from the downturn in the energy industry, as well as increased price competition. The average sales price from our blending and packaging assets increased 2%, resulting in a $0.3 million offsetting increase in products revenues. The average sales price at our shore-based terminals decreased 12%, resulting in a $1.9 million decrease in products revenues. In addition, a 2% decrease in sales volumes at our shore-based terminals resulted in a $0.2 million decrease to products revenues.

Cost of products sold.  A 26% decrease in sales volumes at our blending and packaging facilities resulted in a $4.0 million decrease in cost of products sold. Average price per gallon decreased 3%, resulting in a $0.5 million decrease in cost of products sold. The average price per gallon decreased 13%, resulting in a $2.0 million decrease in cost of products sold at our shore-based terminals. In addition, a 2% decrease in sales volumes at our shore-based terminals resulted in a $0.2 million decrease to products revenue.

Operating expenses. Operating expenses at our specialty terminals decreased $1.2 million, primarily as a result of $0.8 million in decreased pass-through expenses, a $0.3 million decrease related to wages and burden, and a $0.3 million decrease in property taxes. Offsetting this decrease in our specialty terminals was an increase in repairs and maintenance of $0.4 million. Operating expenses at our shore-based terminals decreased $0.4 million, primarily as a result of $0.2 million related to a decrease in transportation expenses, a $0.1 million decrease in contract labor, and a $0.1 million decrease in land lease rental.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.2 million primarily as a result of a $0.1 million increase in compensation expense in our blending and packaging operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$16,097	$16,487	$(390)	(2)%
Products	91,091	146,303	(55,212)	(38)%
Total revenues	107,188	162,790	(55,602)	(34)%

Cost of products sold	79,348	138,167	(58,819)	(43)%
Operating expenses	5,519	5,689	(170)	(3)%
Selling, general and administrative expenses	2,304	2,101	203	10%
Depreciation and amortization	6,974	8,402	(1,428)	(17)%
	13,043	8,431	4,612	55%
Other operating loss	—	(4)	4	(100)%
Operating income	$13,043	$8,427	$4,616	55%

Distributions from unconsolidated entities	$2,500	$2,100	$400	19%

NGL sales volumes (Bbls)	3,202	3,894	(692)	(18)%

Services Revenues. The decrease in services revenue is a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel decreased $9.12, or 24%, resulting in a decrease to products revenues of $35.5 million. The decrease in average sales price per barrel was a result of a decline in market prices. Product sales volumes decreased 18%, decreasing products revenues $19.7 million.

Cost of products sold.  Our average cost per barrel decreased $10.70, or 30%, decreasing cost of products sold by $41.7 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 18% resulted in a $17.1 million decrease to cost of products sold. Our margins increased $1.58 per barrel, or 75% during the period.
Operating expenses.  Operating expenses decreased $0.3 million due to lower fuel expense at our Cardinal Gas Storage facilities and $0.2 million in decreased pipeline maintenance related to our East Texas NGL pipeline. These decreases are offset by a $0.4 million increase from our Arcadia rail facility put into service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million primarily due to a $1.7 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.3 million increase in depreciation expense related to recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$2,700	$3,090	$(390)	(13)%
Products	39,475	50,047	(10,572)	(21)%
Total revenues	42,175	53,137	(10,962)	(21)%

Cost of products sold	27,615	36,113	(8,498)	(24)%
Operating expenses	2,757	4,283	(1,526)	(36)%
Selling, general and administrative expenses	958	1,062	(104)	(10)%
Depreciation and amortization	1,970	2,126	(156)	(7)%
	8,875	9,553	(678)	(7)%
Other operating loss	(16)	—	(16)
Operating income	$8,859	$9,553	$(694)	(7)%

Sulfur (long tons)	157	216	(59)	(27)%
Fertilizer (long tons)	83	96	(13)	(14)%
Total sulfur services volumes (long tons)	240	312	(72)	(23)%

Revenues.  Products revenue decreased $6.5 million as a result of a 13% decrease in average sales price due to a decline in commodity prices. Further, products revenue decreased an additional $4.1 million due to a 9% decrease in sales volumes, attributable primarily to a 14% decrease in fertilizer volumes.

Cost of products sold.  A 16% decrease in prices reduced our cost of products sold by $5.7 million. A 9% decrease in sales volumes decreased cost of products sold by $2.8 million. Margin per ton decreased $2.75, or 6%.

Operating expenses.  Our operating expenses decreased as a result of $0.5 million in lower fuel expense, repair and maintenance on marine vessels of $0.3 million, property taxes of $0.2 million, and decreased towing expenses of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of decreased compensation expense.

Depreciation and amortization.  The slight decrease in depreciation and amortization is due to the impact of recent asset disposals.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$16,902	$21,946	$(5,044)	(23)%
Operating expenses	14,837	15,906	(1,069)	(7)%
Selling, general and administrative expenses	(419)	(40)	(379)	948%
Depreciation and amortization	3,106	2,400	706	29%
Operating income (loss)	$(622)	$3,680	$(4,302)	(117)%

Inland revenues.  A $2.3 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet and downtime experienced for regulatory maintenance.

Offshore revenues.  A $1.6 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet, partially offset by the recognition of previously deferred revenues of $1.5 million.

Pass-through revenues.  A $1.1 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $1.1 million, compensation expense of $ 0.6 million, and lower repairs and maintenance of $0.4 million. Offsetting these decreases were increases in property taxes of $0.4 million, barge tank cleaning of $0.2 million, $0.2 million in outside towing, and fuel expense of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased as a result of a$0.4 million decrease in property taxes. In addition, the 2016 period included the recovery of an uncollectible customer receivable of $0.5 million. The 2015 period included a decrease in a legal reserve established during the purchase of Talen's Marine & Fuel, LLC of $1.5 million, offset by the 2015 period including the reserve for an uncollectible receivable of $0.8 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$1,677	$1,740	$(63)	(4)%

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$2,500	$2,100	$400	19%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") remained consistent.    Distributions from WTLPG increased $0.4 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$4,176	$4,121	$55	1%
7.25% Senior notes	6,775	7,250	(475)	(7)%
Amortization of deferred debt issuance costs	715	868	(153)	(18)%
Amortization of debt premium	(77)	(82)	5	(6)%
Impact of interest rate derivative activity, including cash settlements	(995)	(625)	(370)	(59)%
Other	403	94	309	329%
Capitalized interest	(324)	(525)	201	38%
Interest income	(561)	(555)	(6)
Total interest expense, net	$10,112	$10,546	$(434)	(4)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Indirect selling, general and administrative expenses	$4,228	$4,810	$(582)	(12)%

Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2016 due primarily to $0.2 million in decreased unit compensation expense and $0.2 million in overhead allocated from Martin Resource Management.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Conflicts Committee approved reimbursement amount	$3,259	$3,420	$(161)	(5)%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures have historically been cash flows generated by our operations and access to debt and equity markets, both public and private.  Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances and our current borrowing capacity under the revolving credit facility. Given the current environment, we have altered and reduced our planned growth capital expenditures.  We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

Recent Debt Financing Activity

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

In 2015, we repurchased on the open market an aggregate $26.2 million of our outstanding 7.25% senior unsecured notes. These transactions resulted in a gain on retirement of debt of $1.2 million.

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements, anticipated maintenance capital expenditures and scheduled debt payments in 2016.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, as amended by Amendment No. 1 on Form 10-K/A filed on March 30, 2016, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table details the cash flow changes between the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$45,306	$46,744	$(1,438)	(3)%
Investing activities	(20,326)	26,855	(47,181)	176%
Financing activities	(24,965)	(73,604)	48,639	(66)%
Net increase (decrease) in cash and cash equivalents	$15	$(5)	$20	400%

The change in net cash provided by operating activities for the three months ended March 31, 2016 includes a decrease in operating results plus other non-cash items of $1.1 million, and a $2.3 million unfavorable variance in working capital. Net cash used in discontinued operating activities decreased $1.6 million in 2016.

Net cash provided by (used in) investing activities for the three months ended March 31, 2016 decreased primarily as a result of the 2015 period including $41.3 million in cash proceeds from the disposition of certain floating storage assets classified as discontinued operations. Offsetting these proceeds was an acquisition of intangible assets of $2.2 million in 2016 compared to no acquisitions in 2015. Additionally, payments for capital expenditures and plant turnaround costs increased $3.9 million in 2016.

The change in net cash provided by (used in) financing activities for the three months ended March 31, 2016 is due to a decrease in net repayments of long-term borrowings of $48.0 million.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2016	2015

Expansion capital expenditures	$8,542	$16,070
Maintenance capital expenditures	6,044	1,758
Plant turnaround costs	991	1,468
Total	$15,577	$19,296

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three months ended March 31, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage and Sulfur Services segments to maintain our existing assets and operations during the three months ended March 31, 2016. The increase is primarily related to tank repairs in our specialty terminalling business and a three-year regulatory coast guard inspection on our two marine vessels that operate in our sulfur business. For the three months ended March 31, 2016 and 2015, plant turnaround costs relate to our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2016, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$506,000	$—	$506,000	$—	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	32,549	6,099	12,638	13,045	767
Operating leases	45,847	16,672	12,989	7,054	9,132
Interest expense: ¹
Revolving credit facility	32,082	16,129	15,953	—	—
2021 Senior unsecured notes	132,115	27,101	54,201	50,813	—
Total contractual cash obligations	$1,122,393	$66,001	$601,781	$444,712	$9,899

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At March 31, 2016, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Revolving Credit Facility

At March 31, 2016, we maintained a $700.0 million credit facility. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of March 31, 2016, we had $506.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $193.9 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2016, we have the ability to borrow approximately $120.5 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2016, the level of outstanding draws on our credit facility has ranged from a low of $498.0 million to a high of $545.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2016:

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

At March 31, 2016, the applicable margin for revolving loans that are LIBOR loans ranges from 1.75% to 2.75% and the applicable margin for revolving loans that are base prime rate loans ranges from 0.75% to 1.75%. The applicable margin for LIBOR borrowings at March 31, 2016 is 2.75%.

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

As of April 28, 2016, our outstanding indebtedness includes $513.0 million under our credit facility.

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

The Partnership is in compliance with all debt covenants as of March 31, 2016 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2016 or 2015.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2016 or 2015.

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

We have entered into hedging transactions through June 30, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have arrangements totaling a zero barrel net notional quantity settling during the period from April 30, 2016 through June 30, 2016. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2016 in "Fair value of derivatives" as a current asset of $0.5 million. Based on the current net notional volume hedged as of March 31, 2016, a $0.10 change in the expected settlement price of these contracts would result in an immaterial impact to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.18% as of March 31, 2016.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2016, the impact of a 1% increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $326.7 million as of March 31, 2016, based on market prices of similar debt at March 31, 2016.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $12.6 million decrease in fair value of our long-term debt at March 31, 2016.

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

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on February 29, 2016, as amended by Amendment No. 1 on Form 10-K/A filed on March 30, 2016.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 4/28/2016	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 27, 2016, among Martin Operating Partnership L.P., Martin Midstream Partners L.P., each lender from time to time party thereto, and Royal Bank of Canada, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed April 27, 2016 and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith