Form 10-Q
period 2016-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2016-07-27
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at July 27, 2016, was 35,454,712.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash	$28	$31
Accounts and other receivables, less allowance for doubtful accounts of $372 and $430, respectively	50,360	74,355
Product exchange receivables	118	1,050
Inventories	90,636	75,870
Due from affiliates	7,972	10,126
Fair value of derivatives	—	675
Other current assets	5,129	5,718
Total current assets	154,243	167,825

Property, plant and equipment, at cost	1,391,544	1,387,814
Accumulated depreciation	(422,465)	(404,574)
Property, plant and equipment, net	969,079	983,240

Goodwill	19,657	23,802
Investment in WTLPG	130,474	132,292
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	53,279	58,314
Total assets	$1,341,732	$1,380,473

Liabilities and Partners’ Capital
Trade and other accounts payable	$81,836	$81,180
Product exchange payables	8,809	12,732
Due to affiliates	3,859	5,738
Income taxes payable	370	985
Fair value of derivatives	862	—
Other accrued liabilities	20,663	18,533
Total current liabilities	116,399	119,168

Long-term debt, net	878,891	865,003
Fair value of derivatives	—	206
Other long-term obligations	2,551	2,217
Total liabilities	997,841	986,594

Commitments and contingencies (Note 16)
Partners’ capital	343,891	393,879
Total partners’ capital	343,891	393,879
Total liabilities and partners' capital	$1,341,732	$1,380,473

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Terminalling and storage *	$31,090	$33,453	$62,795	$67,250
Marine transportation *	14,339	20,343	30,685	40,979
Natural gas services*	15,403	16,564	31,500	33,051
Sulfur services	2,700	3,090	5,400	6,180
Product sales: *
Natural gas services	58,899	97,786	149,990	244,089
Sulfur services	39,588	45,284	79,063	95,331
Terminalling and storage	28,329	34,579	56,520	69,572
	126,816	177,649	285,573	408,992
Total revenues	190,348	251,099	415,953	556,452

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	55,579	88,623	134,123	226,330
Sulfur services *	24,700	33,518	52,224	69,541
Terminalling and storage *	22,934	29,658	46,766	59,740
	103,213	151,799	233,113	355,611
Expenses:
Operating expenses *	40,822	47,783	82,054	93,089
Selling, general and administrative *	8,144	9,035	16,315	17,841
Loss on impairment of goodwill	4,145	—	4,145	—
Depreciation and amortization	22,089	22,685	44,137	45,402
Total costs and expenses	178,413	231,302	379,764	511,943

Other operating loss	(1,679)	(167)	(1,595)	(177)
Operating income	10,256	19,630	34,594	44,332

Other income (expense):
Equity in earnings of WTLPG	805	1,649	2,482	3,389
Interest expense, net	(12,155)	(9,925)	(22,267)	(20,471)
Other, net	74	(79)	136	358
Total other expense	(11,276)	(8,355)	(19,649)	(16,724)

Net income (loss) before taxes	(1,020)	11,275	14,945	27,608
Income tax expense	(191)	(314)	(242)	(614)
Income (loss) from continuing operations	(1,211)	10,961	14,703	26,994
Income from discontinued operations, net of income taxes	—	—	—	1,215
Net income (loss)	(1,211)	10,961	14,703	28,209
Less general partner's interest in net income	(3,869)	(4,113)	(8,080)	(8,351)
Less (income) loss allocable to unvested restricted units	4	(44)	(39)	(111)
Limited partners' interest in net income (loss)	$(5,076)	$6,804	$6,584	$19,747

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:*
Terminalling and storage	$20,590	$23,061	$41,548	$43,535
Marine transportation	6,036	6,622	12,447	13,367
Natural gas services	129	—	442	—
Product Sales	968	1,759	1,668	3,348
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	4,498	6,810	7,883	13,728
Sulfur services	3,810	3,618	7,622	7,242
Terminalling and storage	4,081	5,632	7,466	11,034
Expenses:
Operating expenses	18,088	18,915	35,445	39,315
Selling, general and administrative	6,911	5,849	12,343	11,843

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(5,076)	$6,804	$6,584	$18,896
Discontinued operations	—	—	—	851
	$(5,076)	$6,804	$6,584	$19,747
General partner interest:
Continuing operations	$3,869	$4,113	$8,080	$7,992
Discontinued operations	—	—	—	359
	$3,869	$4,113	$8,080	$8,351

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.14)	$0.19	$0.19	$0.54
Discontinued operations	—	—	—	0.02
	$(0.14)	$0.19	$0.19	$0.56

Weighted average limited partner units - basic	35,346	35,308	35,366	35,316

Diluted:
Continuing operations	$(0.14)	$0.19	$0.19	$0.54
Discontinued operations	—	—	—	0.02
	$(0.14)	$0.19	$0.19	$0.56

Weighted average limited partner units - diluted	35,346	35,376	35,380	35,372

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	19,858	8,351	28,209
Issuance of common units, net	—	(269)	—	(269)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,000)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(57,612)	(8,965)	(66,577)
Reimbursement of excess purchase price over carrying value of acquired assets	—	750	—	750
Unit-based compensation	—	750	—	750
Balances - June 30, 2015	35,456,862	$434,420	$14,169	$448,589

Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	6,623	8,080	14,703
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(250)	—	—	—
Cash distributions	—	(57,603)	(9,119)	(66,722)
Unit-based compensation	—	486	—	486
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,875	—	1,875
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - June 30, 2016	35,454,962	$331,896	$11,995	$343,891

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,703	$28,209
Less: Income from discontinued operations, net of income taxes	—	(1,215)
Net income from continuing operations	14,703	26,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,137	45,402
Amortization of deferred debt issuance costs	2,247	1,742
Amortization of premium on notes payable	(153)	(164)
Loss (gain) on sale of property, plant and equipment	1,595	165
Loss on impairment of goodwill	4,145	—
Equity in earnings of unconsolidated entities	(2,482)	(3,389)
Derivative income	(1,125)	(1,745)
Net cash received for commodity derivatives	1,666	—
Net cash received for interest rate derivatives	160	—
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	630	1,745
Unit-based compensation	486	750
Cash distributions from WTLPG	4,300	4,400
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	23,995	58,689
Product exchange receivables	932	2,752
Inventories	(14,766)	12,204
Due from affiliates	2,154	3,800
Other current assets	509	(711)
Trade and other accounts payable	(3,429)	(46,283)
Product exchange payables	(3,923)	2,308
Due to affiliates	(1,879)	(118)
Income taxes payable	(615)	(438)
Other accrued liabilities	2,130	(959)
Change in other non-current assets and liabilities	(614)	(1,709)
Net cash provided by continuing operating activities	74,803	105,435
Net cash used in discontinued operating activities	—	(1,351)
Net cash provided by operating activities	74,803	104,084
Cash flows from investing activities:
Payments for property, plant and equipment	(27,844)	(28,027)
Acquisition of intangible assets	(2,150)	—
Payments for plant turnaround costs	(1,184)	(1,754)
Proceeds from sale of property, plant and equipment	655	776
Proceeds from involuntary conversion of property, plant and equipment	9,100	—
Net cash used in continuing investing activities	(21,423)	(29,005)
Net cash provided by discontinued investing activities	—	41,250
Net cash provided by (used in) investing activities	(21,423)	12,245
Cash flows from financing activities:
Payments of long-term debt	(163,700)	(151,000)
Proceeds from long-term debt	180,700	101,000
Proceeds from issuance of common units, net of issuance related costs	—	(269)
General partner contribution	—	55
Purchase of treasury units	(330)	—
Payment of debt issuance costs	(5,206)	(306)
Reimbursement of excess purchase price over carrying value of acquired assets	1,875	750
Cash distributions paid	(66,722)	(66,577)
Net cash used in financing activities	(53,383)	(116,347)
Net decrease in cash	(3)	(18)
Cash at beginning of period	31	42
Cash at end of period	$28	$24
Non-cash additions to property, plant and equipment	$989	$3,767

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
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

During the 2nd quarter of 2016, the Partnership agreed to commence a relocation of one of its docks at the Partnership's Corpus Christi crude terminal location due to the construction of a new bridge near the facility. During the three months ended June 30, 2016, the Partnership received proceeds in the amount of $9,100 related to the relocation. The Partnership expects to record a gain from this involuntary conversion that will be recorded when the relocation is completed, which is expected to be no later than the 3rd quarter of 2017.

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
June 30, 2016
(Unaudited)

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

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three and six months ended June 30, 2016 and 2015. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues from third parties[1]	$—	$—	$—	$791
Total costs and expenses and other, net, excluding depreciation and amortization	—	—	—	1,038
Depreciation and amortization	—	—	—	—
Other operating income[2]	—	—	—	1,462
Income from discontinued operations before income taxes	—	—	—	1,215
Income tax expense	—	—	—	—
Income from discontinued operations, net of income taxes	$—	$—	$—	$1,215

1 All revenues for the six months ended June 30, 2015 were from third parties.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(4)	Inventories

Components of inventories at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Natural gas liquids	$45,027	$20,959
Sulfur	8,385	13,812
Sulfur based products	16,092	19,400
Lubricants	18,349	18,675
Other	2,783	3,024
	$90,636	$75,870

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

(5)	Investment in West Texas LPG Pipeline L.P.

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

Selected financial information for WTLPG is as follows:

	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income
2016
WTLPG	$815,035	$795,247	$20,166	$4,027	$45,021	$12,725
	As of December 31,
2015
WTLPG	$819,342	$804,023	$21,762	$8,242	$43,916	$16,945

As of June 30, 2016 and December 31, 2015, the Partnership’s interest in cash of WTLPG was $700 and $1,060, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of June 30, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a net notional quantity of 383,000 barrels settling during the period from October 31, 2016 through March 31, 2017. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. Martin Energy Trading LLC ("MET") serves as the counterparty for all positions outstanding at June 30, 2016.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

During the six months ended June 30, 2016 and 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through June 30, 2016 and 2015, respectively. In connection with the interest rate swaption contracts, the Partnership received premiums of $0 and $630, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three and six months ended June 30, 2016, respectively. In connection with the interest rate swaption contracts, the Partnership received premiums of $1,120 and $1,745, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three and six months ended June 30, 2015, respectively. Each of the interest rate swaptions was fully amortized as of June 30, 2016 and 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three and six months ended June 30, 2016, the Partnership recognized $0 and $630, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts. For the three and six months ended June 30, 2015, the Partnership recognized $1,120 and $1,745, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$675	Fair value of derivatives	$862	$—
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	206
Total derivatives not designated as hedging instruments		$—	$675		$862	$206

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2016 and 2015

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$1,120
Commodity contracts	Cost of products sold	(876)	—
Total derivatives not designated as hedging instruments		$(876)	$1,120

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2016 and 2015

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$630	$1,745
Interest rate contracts	Interest expense	366	—
Commodity contracts	Cost of products sold	129	—
Total derivatives not designated as hedging instruments		$1,125	$1,745

(7)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2016	December 31, 2015
Commodity derivative contracts	$(862)	$675
Interest rate derivative contracts	—	(206)

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
June 30, 2016
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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - MET	$15,000	$15,814	$15,000	$15,830
2021 Senior unsecured notes	372,050	345,054	371,861	318,000

(8)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	June 30, 2016	December 31, 2015
Customer contracts and relationships, net	$44,243	$50,452
Other intangible assets	2,556	1,818
Other	6,480	6,044
	$53,279	$58,314

Accumulated amortization of intangible assets was $42,156 and $32,842 at June 30, 2016 and December 31, 2015, respectively.

Components of "Other accrued liabilities" were as follows:

	June 30, 2016	December 31, 2015
Accrued interest	$10,431	$10,365
Property and other taxes payable	6,566	6,668
Accrued payroll	3,602	1,389
Other	64	111
	$20,663	$18,533

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

(9)	Long-Term Debt

At June 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
$664,444[3] Revolving credit facility at variable interest rate (3.46%[1] weighted average at June 30, 2016), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $8,159 and $4,858, respectively[2]	$506,841	$493,142
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $3,165 and $3,507, respectively, including unamortized premium of $1,415 and $1,568, respectively, issued $250,000 February 2013 and $150,000 April 2014, due February 2021, unsecured[2]	372,050	371,861
Total long-term debt, net	$878,891	$865,003

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at June 30, 2016 and December 31, 2015 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at June 30, 2016 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of June 30, 2016.

3 On April 27, 2016, the Partnership made certain strategic amendments to its credit facility which, among other things, decreased its borrowing capacity from $700,000 to $664,444 and extended the maturity date of the facility from March 28, 2018 to March 28, 2020. In connection with the amendment, the Partnership expensed $820 of unamortized debt issuance costs determined not to have continuing benefit.

The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $4,757 and $22,116 for the three and six months ended June 30, 2016, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $3,015 and $21,104 for the three and six months ended June 30, 2015, respectively.  Capitalized interest was $358 and $682 for the three and six months ended June 30, 2016, respectively. Capitalized interest was $570 and $1,095 for the three and six months ended June 30, 2015, respectively.

(10)	Partners' Capital

As of June 30, 2016, Partners’ capital consisted of 35,454,962 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 17.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated $3,893 and $7,786 in incentive distributions during the three and six months ended June 30, 2016, respectively. The general partner was allocated $3,893 and $7,631 in incentive distributions during the three and six months ended June 30, 2015, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Continuing operations:	2016	2015	2016	2015
Income (loss) from continuing operations	$(1,211)	$10,961	$14,703	$26,994
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	3,893	3,893	7,786	7,452
Distributions payable on behalf of general partner interest	668	667	1,335	1,277
General partner interest in undistributed earnings	(692)	(447)	(1,041)	(737)
Less (income) loss allocable to unvested restricted units	(4)	44	39	106
Limited partners’ interest in income (loss) from continuing operations	$(5,076)	$6,804	$6,584	$18,896

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued operations:	2016	2015	2016	2015
Income from discontinued operations	$—	$—	$—	$1,215
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—	335
Distributions payable on behalf of general partner interest	—	—	—	58
General partner interest in undistributed earnings	—	—	—	(34)
Less income allocable to unvested restricted units	—	—	—	5
Limited partners’ interest in income from discontinued operations	$—	$—	$—	$851

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average limited partner units outstanding	35,346,412	35,307,638	35,366,038	35,315,989
Dilutive effect of restricted units issued	—	68,499	13,880	56,115
Total weighted average limited partner diluted units outstanding	35,346,412	35,376,137	35,379,918	35,372,104

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended June 30, 2016 because the limited partners were allocated a net loss in this period.

(11)	Related Party Transactions

As of June 30, 2016, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2016, of approximately 17.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
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
June 30, 2016
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

Effective January 1, 2016, through December 31, 2016, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,033.  The Partnership reimbursed Martin Resource Management for $3,257 and $6,516 of indirect expenses for the three and six months ended June 30, 2016, respectively.  The Partnership reimbursed Martin Resource Management for $3,419 and $6,839 of indirect expenses for the three and six months ended June 30, 2015, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2016
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

Indemnification.  Martin Transport, Inc. has indemnified the Partnership against all claims arising out of the negligence or willful misconduct of Martin Transport, Inc. and its officers, employees, agents, representatives and subcontractors. The Partnership has indemnified Martin Transport, Inc. against all claims arising out of the negligence or willful misconduct of the Partnership and its officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of Martin Transport, Inc. and the Partnership, indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution. This agreement replaced the prior agreement that was in place concerning the same services, which was dated January 1, 2015. The minimum throughput requirements were reduced under the new agreement. The per gallon throughput fee the Partnership charges under this agreement was increased and may be adjusted annually based on a price index.

Miscellaneous Terminal Services Agreements.  The Partnership is currently party to several terminal services agreements and from time to time the Partnership may enter into other terminal service agreements for the purpose of providing terminal services to related parties. Individually, each of these agreements is immaterial but when considered in the aggregate they could be deemed material. Most of these agreements are throughput based with a minimum volume commitment. Generally, the fees due under these agreements are adjusted annually based on a price index.

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross") dated October 28, 2014, as amended, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

Sulfuric Acid Sales Agency Agreement. The Partnership is party to a second amended and restated sulfuric acid sales agency agreement dated August 5, 2013, under which Martin Resource Management purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas that is not consumed by the Partnership’s internal operations.  This agreement, as amended, will remain in place until the Partnership terminates it by providing 180 days written notice.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Martin Resource Management. Martin Resource Management then markets such acid to third parties and the Partnership shares in the profit of Martin Resource Management’s sales of the excess acid to such third parties.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Terminalling and storage	$20,590	$23,061	$41,548	$43,535
Marine transportation	6,036	6,622	12,447	13,367
Natural gas services	129	—	442	—
Product sales:
Natural gas services	—	286	—	300
Sulfur services	667	970	1,049	2,044
Terminalling and storage	301	503	619	1,004
	968	1,759	1,668	3,348
	$27,723	$31,442	$56,105	$60,250

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products sold:
Natural gas services	$4,498	$6,810	$7,883	$13,728
Sulfur services	3,810	3,618	7,622	7,242
Terminalling and storage	4,081	5,632	7,466	11,034
	$12,389	$16,060	$22,971	$32,004

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Marine transportation	$7,232	$8,038	$14,647	$16,598
Natural gas services	2,380	1,992	4,626	4,155
Sulfur services	1,583	2,036	2,805	3,699
Terminalling and storage	6,893	6,849	13,367	14,863
	$18,088	$18,915	$35,445	$39,315

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative:
Marine transportation	$5	$8	$13	$16
Natural gas services	2,159	1,238	3,092	2,401
Sulfur services	824	642	1,411	1,438
Terminalling and storage	666	542	1,307	1,149
Indirect, including overhead allocation	3,257	3,419	6,520	6,839
	$6,911	$5,849	$12,343	$11,843

Other Related Party Transactions

The Partnership has a $15,000 note receivable from MET which bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended June 30, 2016 and 2015 was $561 and $561, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the six months ended June 30, 2016 and 2015 was $1,122 and $1,116, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

As discussed in Note 6, the Partnership has certain derivative financial instruments through March 31, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at June 30, 2016.

(12)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

immaterial.  State income taxes attributable to the Texas margin tax of $191 and $314 were recorded in income tax expense for the three months ended June 30, 2016 and 2015, respectively. State income taxes attributable to the Texas margin tax of $242 and $614 were recorded in income tax expense for the six months ended June 30, 2016 and 2015, respectively.

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

Three Months Ended June 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$60,721	$(1,302)	$59,419	$10,078	$7,675	$2,955
Natural gas services	74,302	—	74,302	6,983	3,698	1,640
Sulfur services	42,288	—	42,288	2,011	10,286	2,477
Marine transportation	15,032	(693)	14,339	3,017	(7,161)	1,363
Indirect selling, general and administrative	—	—	—	—	(4,242)	—
Total	$192,343	$(1,995)	$190,348	$22,089	$10,256	$8,435

Three Months Ended June 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$69,287	$(1,255)	$68,032	$9,617	$5,298	$8,207
Natural gas services	114,350	—	114,350	8,373	9,260	5,395
Sulfur services	48,374	—	48,374	2,105	7,144	147
Marine transportation	20,886	(543)	20,343	2,590	2,428	502
Indirect selling, general and administrative	—	—	—	—	(4,500)	—
Total	$252,897	$(1,798)	$251,099	$22,685	$19,630	$14,251

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

Six Months Ended June 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$122,071	$(2,756)	$119,315	$20,076	$14,025	$15,130
Natural gas services	181,490	—	181,490	13,957	17,545	3,153
Sulfur services	84,463	—	84,463	3,981	18,471	3,793
Marine transportation	31,934	(1,249)	30,685	6,123	(6,977)	1,937
Indirect selling, general and administrative	—	—	—	—	(8,470)	—
Total	$419,958	$(4,005)	$415,953	$44,137	$34,594	$24,013

Six Months Ended June 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$139,321	$(2,499)	$136,822	$19,406	$12,985	$17,882
Natural gas services	277,140	—	277,140	16,775	18,147	14,109
Sulfur services	101,511	—	101,511	4,231	15,266	361
Marine transportation	42,832	(1,853)	40,979	4,990	7,244	1,196
Indirect selling, general and administrative	—	—	—	—	(9,310)	—
Total	$560,804	$(4,352)	$556,452	$45,402	$44,332	$33,548

The Partnership's assets by reportable segment as of June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016	December 31, 2015
Total assets:
Terminalling and storage	$414,988	$417,202
Natural gas services	674,392	694,333
Sulfur services	129,399	134,108
Marine transportation	122,953	134,830
Total assets	$1,341,732	$1,380,473

(14)	Unit Based Awards

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employees	$209	$341	$410	$652
Non-employee directors	55	10	76	98
Total unit-based compensation expense	$264	$351	$486	$750

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2016 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	150,474	$29.15
Granted	13,800	$15.13
Vested	(55,474)	$30.68
Forfeited	(250)	$28.50
Non-Vested, end of period	108,550	$27.60

Aggregate intrinsic value, end of period	$2,508

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2016 and 2015 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Aggregate intrinsic value of units vested	$—	$—	$1,183	$110
Fair value of units vested	$—	$—	$1,685	$113

As of June 30, 2016, there was $1,668 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.93 years.

In conjunction with restricted unit issuances during the six months ended June 30, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

Unit Options.  The plan currently permits the grant of options covering common units. As of June 30, 2016, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership expects to be fully reimbursed for the 2016 amount of $4,500. For the three and six months ended June 30, 2016, the Partnership received $1,125 and $1,875, respectively, related to the Purchase Price Reimbursement Agreement. For the each of the three and six months ended June 30, 2015, the Partnership received $750 related to the Purchase Price Reimbursement Agreement.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff is seeking to evict the Partnership from the leased property and to recover damages. The Partnership intends to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages, if any, that could ultimately be awarded against it.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2016
(Unaudited)

(17)	Impairments and other charges

Marine Transportation Goodwill Impairment

The Partnership performed its annual assessment of the recoverability of goodwill during the third quarter of 2015. The Partnership updated its internal business outlook of the Marine Transportation reporting unit to consider the current economic environment that affects its operations. As part of the first step of goodwill impairment testing, the Partnership updated its assessment of its future cash flows, applying expected long-term growth rates, discount rates, and terminal values that the Partnership considers reasonable. Fair value was determined based on weighted average of the discounted cash flow method, the guideline public company method and the guideline transaction method. As a result of the analysis, the Partnership determined that there was no impairment of goodwill as of its annual assessment date. At the annual assessment date, the percentage of the fair value of the Partnership's Marine Transportation reporting unit over its carrying value was 41%.

Over the last year, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to recent historical levels. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on drilling and crude oil production in the areas served by the Partnership's marine transportation assets.  Therefore, as of June 30, 2016, the Partnership determined that the state of market conditions, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the three months ended June 30, 2016. The Partnership did not recognize any impairment losses for goodwill during the six months ended June 30, 2015.

Divestiture of Non-Core Marine Equipment

During the three months ended June 30, 2016, the Partnership disposed of 8 inland tank barges and 2 inland push boats, which were deemed non-core assets to the Partnership's Marine Transportation business. The Partnership recognized a loss related to the disposition of these assets in the amount of $1,567, which is included in "Other operating loss" on the Partnership's Consolidated and Condensed Statements of Operations.

(18)	Subsequent Events

Quarterly Distribution. On July 21, 2016, the Partnership declared a quarterly cash distribution of $0.8125 per common unit for the second quarter of 2016, or $3.25 per common unit on an annualized basis, which will be paid on August 12, 2016 to unitholders of record as of August 5, 2016. Additionally, the Partnership expects to pay a distribution to its general partner in the amount of $4,561. Of this amount, $668 is related to the base general partner distribution and $3,893 represents incentive distribution rights paid to the general partner.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Developments

Commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. The abundance of supply of inland marine tank barges in our predominantly Gulf Coast market has had a direct impact on our utilization as well a decreased transportation rates.

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

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  The RRC indicated that WTLPG’s rates should be reviewed on a market basis, without consideration of cost of service, if market information is available.  A hearing on the merits of this complaint will be held on October 19, 2016 according to the initial procedural schedule set by the Administrative Law Judge overseeing this proceeding.

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

Subsequent Events

Quarterly Distribution.  On July 21, 2016, we declared a quarterly cash distribution of $0.8125 per common unit for the second quarter of 2016, or $3.25 per common unit on an annualized basis, which will be paid on August 12, 2016 to unitholders of record as of August 5, 2016. Additionally, we will pay a distribution to our general partner in the amount of $4.6 million. Of this amount, $0.7 million is related to the base general partner distribution and $3.9 million represents incentive distribution rights paid to our general partner.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2015. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2016 and 2015:

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three or six months ended June 30, 2016 or 2015.
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

We completed the most recent annual review of goodwill as of August 31, 2015 and determined that there was no impairment. During the three months ended June 30, 2016, we determined that based on a continued decrease in the demand for utilization and transportation day rates forecasted in our Marine Transportation reporting unit, an impairment of goodwill may exist. Based on the results of our impairment analysis, we determined that a $4.1 million impairment loss of all goodwill in the Marine Transportation reporting unit was incurred during the three months ended June 30, 2016. See note 17 for more information.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $34.1 million of direct costs and expenses for the three months ended June 30, 2016 compared to $37.4 million for the three months ended June 30, 2015. We reimbursed Martin Resource Management for $64.2 million of direct costs and expenses for the six months ended June 30, 2016 compared to $76.3 million for the six months ended June 30, 2015. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30, 2016 and 2015, the Conflicts Committee approved reimbursement amounts of $3.3 million and $3.4 million, respectively. For the six months ended June 30, 2016 and 2015, the Conflicts Committee approved reimbursement amounts of $6.5 million and $6.8 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-

compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 12% and 11% of our total cost of products sold during the three months ended June 30, 2016 and 2015, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 9% of our total cost of products sold during the six months ended June 30, 2016 and 2015, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 15% and 13% of our total revenues for the three months ended June 30, 2016 and 2015, respectively.  Our sales to Martin Resource Management accounted for approximately 13% and 11% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2016 and 2015.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(1,211)	$10,961	$14,703	$28,209
Less: Income from discontinued operations, net of income taxes	—	—	—	(1,215)
Income (loss) from continuing operations	(1,211)	10,961	14,703	26,994
Adjustments:
Interest expense	12,155	9,925	22,267	20,471
Income tax expense	191	314	242	614
Depreciation and amortization	22,089	22,685	44,137	45,402
EBITDA	33,224	43,885	81,349	93,481
Adjustments:
Equity in earnings of unconsolidated entities	(805)	(1,649)	(2,482)	(3,389)
(Gain) loss on sale of property, plant and equipment	1,679	153	1,595	165
Loss on impairment of goodwill	4,145	—	4,145	—
Unrealized mark-to-market on commodity derivatives	1,327	—	1,537	—
Distributions from unconsolidated entities	1,800	2,300	4,300	4,400
Unit-based compensation	264	351	486	750
Adjusted EBITDA	41,634	45,040	90,930	95,407
Adjustments:
Interest expense	(12,155)	(9,925)	(22,267)	(20,471)
Income tax expense	(191)	(314)	(242)	(614)
Amortization of debt premium	(76)	(82)	(153)	(164)
Amortization of deferred debt issuance costs	1,532	874	2,247	1,742
Non-cash mark-to-market on interest rate derivatives	—	—	(206)	—
Payments for plant turnaround costs	(193)	(286)	(1,184)	(1,754)
Maintenance capital expenditures	(5,165)	(3,424)	(11,209)	(5,183)
Distributable Cash Flow	$25,386	$31,883	$57,916	$68,963

Results of Operations

The results of operations for the three and six months ended June 30, 2016 and 2015 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2016 and 2015.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2016	(in thousands)
Terminalling and storage	$60,721	$(1,302)	$59,419	$8,440	$(765)	$7,675
Natural gas services	74,302	—	74,302	3,045	653	3,698
Sulfur services	42,288	—	42,288	11,099	(813)	10,286
Marine transportation	15,032	(693)	14,339	(8,086)	925	(7,161)
Indirect selling, general and administrative	—	—	—	(4,242)	—	(4,242)
Total	$192,343	$(1,995)	$190,348	$10,256	$—	$10,256

Three Months Ended June 30, 2015
Terminalling and storage	$69,287	$(1,255)	$68,032	$6,061	$(763)	$5,298
Natural gas services	114,350	—	114,350	8,809	451	9,260
Sulfur services	48,374	—	48,374	7,806	(662)	7,144
Marine transportation	20,886	(543)	20,343	1,454	974	2,428
Indirect selling, general and administrative	—	—	—	(4,500)	—	(4,500)
Total	$252,897	$(1,798)	$251,099	$19,630	$—	$19,630

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2016	(in thousands)
Terminalling and storage	$122,071	$(2,756)	$119,315	$15,726	$(1,701)	$14,025
Natural gas services	181,490	—	181,490	16,088	1,457	17,545
Sulfur services	84,463	—	84,463	19,958	(1,487)	18,471
Marine transportation	31,934	(1,249)	30,685	(8,708)	1,731	(6,977)
Indirect selling, general and administrative	—	—	—	(8,470)	—	(8,470)
Total	$419,958	$(4,005)	$415,953	$34,594	$—	$34,594

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2015	(in thousands)
Terminalling and storage	$139,321	$(2,499)	$136,822	$13,913	$(928)	$12,985
Natural gas services	277,140	—	277,140	17,236	911	18,147
Sulfur services	101,511	—	101,511	17,359	(2,093)	15,266
Marine transportation	42,832	(1,853)	40,979	5,134	2,110	7,244
Indirect selling, general and administrative	—	—	—	(9,310)	—	(9,310)
Total	$560,804	$(4,352)	$556,452	$44,332	$—	$44,332

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands, except BBL per day)
Revenues:
Services	$32,392	$34,708	$(2,316)	(7)%
Products	28,329	34,579	(6,250)	(18)%
Total revenues	60,721	69,287	(8,566)	(12)%

Cost of products sold	23,471	30,150	(6,679)	(22)%
Operating expenses	17,725	22,326	(4,601)	(21)%
Selling, general and administrative expenses	1,007	938	69	7%
Depreciation and amortization	10,078	9,617	461	5%
	8,440	6,256	2,184	35%
Other operating loss	—	(195)	195	(100)%
Operating income	$8,440	$6,061	$2,379	39%

Lubricant sales volumes (gallons)	5,194	5,984	(790)	(13)%
Shore-based throughput volumes (gallons)	26,187	43,836	(17,649)	(40)%
Smackover refinery throughput volumes (BBL per day)	6,567	6,524	43	1%
Corpus Christi crude terminal (BBL per day)	74,565	169,787	(95,222)	(56)%

Services revenues.  Services revenue decreased $2.3 million, primarily as a result of decreased throughput volumes at our Corpus Christi crude terminal.

Products revenues. A 23% decrease in sales volumes at our blending and packaging facilities resulted in a $4.4 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. Product revenues at our shore-based terminals decreased $1.7 million resulting from a 4% decrease in sales volume as well as an 8% decrease in average sales price.

Cost of products sold.  A 23% decrease in sales volumes at our blending and packaging facilities resulted in an $3.3 million decrease in cost of products sold. The average price per gallon decreased 12%, resulting in a $2.0 million decrease in cost of products sold. Cost of products sold at our shore-based terminals decreased $1.4 million resulting from a 4% decrease in sales volume as well as an 8% decrease in average cost per gallon.

Operating expenses. Operating expenses at our specialty terminals decreased $2.7 million, primarily due to decreases in repairs and maintenance of $1.3 million and decreased pass-through expenses at our Corpus Christi crude terminal of $1.0 million. Operating expenses at our Smackover refinery decreased $1.7 million, primarily due to decreases in repairs and maintenance of $1.0 million, outside services of $0.3 million, and utilities of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Volumetric data. Actual volumes at our our Corpus Christi crude terminal for the quarter ended June 30, 2016 averaged 74,565 BBL per day, 10,435 BBL per day less than the contracted minimum throughput.

Comparative Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands, except BBL per day)
Revenues:
Services	$65,549	$69,749	$(4,200)	(6)%
Products	56,522	69,572	(13,050)	(19)%
Total revenues	122,071	139,321	(17,250)	(12)%

Cost of products sold	47,821	61,311	(13,490)	(22)%
Operating expenses	36,441	42,679	(6,238)	(15)%
Selling, general and administrative expenses	2,107	1,811	296	16%
Depreciation and amortization	20,076	19,406	670	3%
	15,626	14,114	1,512	11%
Other operating income (loss)	100	(201)	301	(150)%
Operating income	$15,726	$13,913	$1,813	13%

Lubricant sales volumes (gallons)	10,340	12,033	(1,693)	(14)%
Shore-based throughput volumes (gallons)	51,746	86,360	(34,614)	(40)%
Smackover refinery throughput volumes (BBL per day)	5,503	6,033	(530)	(9)%
Corpus Christi crude terminal (BBL per day)	83,600	175,151	(91,551)	(52)%

Services revenues. Services revenue decreased $4.2 million, primarily as a result of decreased throughput volumes at our Corpus Christi crude terminal.

Products revenues. A 25% decrease in sales volumes at our blending and packaging facilities resulted in a $9.6 million decrease to products revenues. The decline in volumes resulted primarily from the downturn in the energy industry, as well as increased price competition. Product revenues at our shore-based terminals decreased $3.8 million resulting from an 11% decrease in average sales price.

Cost of products sold.  A 25% decrease in sales volumes at our blending and packaging facilities resulted in a $7.4 million decrease in cost of products sold. Average price per gallon decreased 7%, resulting in a $2.4 million decrease in cost of products sold. Cost of products sold at our shore-based terminals decreased $3.7 million resulting from a 12% decrease in average cost per gallon.

Operating expenses. Operating expenses at our specialty terminals decreased $4.0 million, primarily as a result of $1.8 million in decreased pass-through expenses, $1.2 million in decreased repairs and maintenance, a $0.3 million decrease related to compensation expense, and a $0.5 million decrease in property taxes. Operating expenses at our Smackover refinery decreased $1.7 million, primarily as a result of $1.0 million in decreased repairs and maintenance, $0.5 million in decreased compensation expense, $0.6 million in decreased utilities expense, and decreased outside services of $0.3 million. These decreases were offset by an increase in property damage claims of $0.5 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.3 million primarily as a result of increased compensation expense in our blending and packaging operations.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Volumetric data. Actual volumes at our our Corpus Christi crude terminal for the six months ended June 30, 2016 averaged 83,600 BBL per day, 1,400 BBL per day less than the contracted minimum throughput.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$15,403	$16,564	$(1,161)	(7)%
Products	58,899	97,786	(38,887)	(40)%
Total revenues	74,302	114,350	(40,048)	(35)%

Cost of products sold	56,233	89,074	(32,841)	(37)%
Operating expenses	6,138	5,727	411	7%
Selling, general and administrative expenses	1,807	2,364	(557)	(24)%
Depreciation and amortization	6,983	8,373	(1,390)	(17)%
	3,141	8,812	(5,671)	(64)%
Other operating loss	(96)	(3)	(93)	3,100%
Operating income	$3,045	$8,809	$(5,764)	(65)%

Distributions from unconsolidated entities	$1,800	$2,300	$(500)	(22)%

NGL sales volumes (Bbls)	1,726	3,220	(1,494)	(46)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel increased $3.76, or 12%, resulting in an increase to products revenues of $12.1 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 46%, decreasing products revenues $51.0 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments increased $4.15, or 15%, increasing cost of products sold by $13.4 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 46% resulted in a $47.5 million decrease to cost of products sold. Our margins decreased $0.39 per barrel, or 15% during the period.

Operating expenses.  Operating expenses increased $0.4 million as a result of a $0.2 million increase in pipeline maintenance related to our East Texas NGL pipeline and a $0.2 million increase from our Arcadia rail facility put into service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million primarily due to a $1.7 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.3 million increase in depreciation expense related to recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$31,500	$33,051	$(1,551)	(5)%
Products	149,990	244,089	(94,099)	(39)%
Total revenues	181,490	277,140	(95,650)	(35)%

Cost of products sold	135,581	227,241	(91,660)	(40)%
Operating expenses	11,657	11,416	241	2%
Selling, general and administrative expenses	4,111	4,465	(354)	(8)%
Depreciation and amortization	13,957	16,775	(2,818)	(17)%
	16,184	17,243	(1,059)	(6)%
Other operating loss	(96)	(7)	(89)	1,271%
Operating income	$16,088	$17,236	$(1,148)	(7)%

Distributions from unconsolidated entities	$4,300	$4,400	$(100)	(2)%

NGL sales volumes (Bbls)	4,928	7,089	(2,161)	(30)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel decreased $4.00, or 12%, resulting in a decrease to products revenues of $28.3 million. The decrease in average sales price per barrel was a result of a decline in market prices. Product sales volumes decreased 31%, decreasing products revenues $65.8 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments decreased $4.86, or 15%, decreasing cost of products sold by $34.4 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 31% resulted in a $58.8 million decrease to cost of products sold. Our margins increased $0.86 per barrel, or 36% during the period.

Operating expenses.  Operating expenses increased $0.2 million primarily due to a $0.8 million increase from our Arcadia rail facility put into service in June 2015, offset by lower fuel expense at our Cardinal Gas Storage facilities and a $0.1 million decreased pipeline maintenance related to our East Texas NGL pipeline.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased consulting fees.

Depreciation and amortization. Depreciation and amortization decreased $2.8 million primarily due to a $3.4 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.6 million increase in depreciation expense related to recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$2,700	$3,090	$(390)	(13)%
Products	39,588	45,284	(5,696)	(13)%
Total revenues	42,288	48,374	(6,086)	(13)%

Cost of products sold	24,790	33,613	(8,823)	(26)%
Operating expenses	3,442	3,987	(545)	(14)%
Selling, general and administrative expenses	930	863	67	8%
Depreciation and amortization	2,011	2,105	(94)	(4)%
	11,115	7,806	3,309	42%
Other operating loss	(16)	—	(16)
Operating income	$11,099	$7,806	$3,293	42%

Sulfur (long tons)	181	222	(41)	(18)%
Fertilizer (long tons)	87	82	5	6%
Total sulfur services volumes (long tons)	268	304	(36)	(12)%

Revenues.  Products revenue decreased $5.3 million as a result of a 12% decrease in sales volumes, attributable primarily to an 18% decrease in sulfur volumes. A 1% decline in average sales price decreased products revenue an additional $0.4 million.

Cost of products sold.  A 16% decrease in prices reduced cost of products sold by $5.5 million, resulting from a decline in commodity prices. A 12% decrease in volumes resulted in an additional decrease in cost of products sold of $3.3 million. Margin per ton increased $16.82, or 44%.

Operating expenses.  Our operating expenses decreased primarily as a result of reduced fuel expense of $0.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly as a result of increased compensation expense.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015.

Comparative Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$5,400	$6,180	$(780)	(13)%
Products	79,063	95,331	(16,268)	(17)%
Total revenues	84,463	101,511	(17,048)	(17)%

Cost of products sold	52,405	69,726	(17,321)	(25)%
Operating expenses	6,199	8,270	(2,071)	(25)%
Selling, general and administrative expenses	1,888	1,925	(37)	(2)%
Depreciation and amortization	3,981	4,231	(250)	(6)%
	19,990	17,359	2,631	15%
Other operating loss	(32)	—	(32)
Operating income	$19,958	$17,359	$2,599	15%

Sulfur (long tons)	338	438	(100)	(23)%
Fertilizer (long tons)	170	178	(8)	(4)%
Total sulfur services volumes (long tons)	508	616	(108)	(18)%

Revenues.  Products revenue decreased $17.0 million as a result of an 18% decrease in sales volumes, attributable primarily to a 23% decrease in sulfur volumes. A 1% increase in average sales price caused an offsetting increase to products revenue of $0.7 million.

Cost of products sold.  An 18% decrease in sales volumes decreased cost of products sold by $11.3 million. A 9% decrease in prices reduced our cost of products sold by $6.0 million. Margin per ton increased $11.01, or 26%.

Operating expenses.  Our operating expenses decreased primarily as a result of $0.9 million in lower fuel expense, property taxes of $0.3 million, terminal and thruput fees of $0.2 million, and compensation expense of $0.2 million. Also contributing to the reduction in operating expense was a decrease in utilities, outside towing expenses, and other marine operating expenses of $0.1 million each.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased slightly due to decreased bad debt expense, compensation expense, and communications expense.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$15,032	$20,886	$(5,854)	(28)%
Operating expenses	14,231	16,523	(2,292)	(14)%
Selling, general and administrative expenses	158	350	(192)	(55)%
Loss on impairment of goodwill	4,145	—	4,145
Depreciation and amortization	3,017	2,590	427	16%
	(6,519)	1,423	(7,942)	(558)%
Other operating income (loss)	(1,567)	31	(1,598)	(5,155)%
Operating income (loss)	$(8,086)	$1,454	$(9,540)	(656)%

Inland revenues.  A $2.7 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $2.0 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet.

Pass-through revenues.  A $1.3 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $1.3 million, compensation expense of $0.5 million, and lower repairs and maintenance of $1.3 million. Offsetting these decreases were increases in claims expense of $0.6 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.2 million due to decreased legal fees of $0.1 million and consulting fees of $0.1 million

Loss on impairment of goodwill. This represents the loss on impairment of goodwill in the Marine Transportation reporting unit during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Other operating loss.  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$31,934	$42,832	$(10,898)	(25)%
Operating expenses	29,068	32,429	(3,361)	(10)%
Selling, general and administrative expenses	(261)	310	(571)	(184)%
Loss on impairment of goodwill	4,145	—	4,145
Depreciation and amortization	6,123	4,990	1,133	23%
Operating income	$(7,141)	$5,103	$(12,244)	(240)%
Other operating income (loss)	(1,567)	31	(1,598)	(5,155)%
Operating income (loss)	$(8,708)	$5,134	$(13,842)	(270)%

Inland revenues.  A $5.1 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $3.7 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet, partially offset by the recognition of previously deferred revenues of $1.5 million.

Pass-through revenues.  A $2.3 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $2.3 million, compensation expense of $0.9 million, and lower repairs and maintenance of $1.7 million. Offsetting these decreases were increases in claims expense of $0.5 million, property and liability premiums of $0.5 million, outside towing of $0.4 million, and property taxes of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased due to the 2016 period including the collection of a previously deemed uncollectible receivable.

Loss on impairment of goodwill. This represents the loss on impairment of goodwill in the Marine Transportation reporting unit during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Other operating loss.  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$805	$1,649	$(844)	(51)%

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$1,800	$2,300	$(500)	(22)%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") decreased primarily due to an increase in repairs and maintenance on the asset.    Distributions from WTLPG decreased $0.5 million.

Equity in Earnings in and Distributions from Unconsolidated Entities for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$2,482	$3,389	$(907)	(27)%

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$4,300	$4,400	$(100)	(2)%

Equity in earnings from WTLPG decreased primarily due to an increase in repairs and maintenance on the asset. Distributions from WTLPG slightly decreased $0.1 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$4,550	$4,009	$541	13%
7.25% Senior notes	6,851	7,250	(399)	(6)%
Amortization of deferred debt issuance costs	1,532	874	658	75%
Amortization of debt discount	(76)	(82)	6	(7)%
Impact of interest rate derivative activity, including cash settlements	—	(1,120)	1,120	(100)%
Other	217	125	92	74%
Capitalized interest	(358)	(570)	212	(37)%
Interest income	(561)	(561)	—	—%
Total interest expense, net	$12,155	$9,925	$2,230	22%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$8,726	$8,130	$596	7%
7.25% Senior notes	13,626	14,500	(874)	(6)%
Amortization of deferred debt issuance costs	2,247	1,742	505	29%
Amortization of debt premium	(153)	(164)	11	(7)%
Impact of interest rate derivative activity, including cash settlements	(995)	(1,745)	750	(43)%
Other	620	219	401	183%
Capitalized interest	(682)	(1,095)	413	(38)%
Interest income	(1,122)	(1,116)	(6)	1%
Total interest expense, net	$22,267	$20,471	$1,796	9%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2016	2015			2016	2015
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,242	$4,500	$(258)	(6)%	$8,470	$9,310	$(840)	(9)%

Indirect selling, general and administrative expenses decreased for the three months ended June 30, 2016 due primarily to a $0.2 million reduction in overhead expense allocated from Martin Resource Management.

For the six months ended June 30, 2016, the decrease in indirect selling, general and administrative expenses is attributable to a $0.3 million reduction in overhead expense allocated from Martin Resource Management, $0.3 million in lower unit grant compensation expense, and reduced audit and legal fees of $0.1 million each.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2016	2015			2016	2015
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,257	$3,419	$(162)	(5)%	$6,516	$6,839	$(323)	(5)%

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

Cash Flows - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table details the cash flow changes between the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$74,803	$104,084	$(29,281)	(28)%
Investing activities	(21,423)	12,245	(33,668)	(275)%
Financing activities	(53,383)	(116,347)	62,964	(54)%
Net increase (decrease) in cash and cash equivalents	$(3)	$(18)	$15	(83)%

The change in net cash provided by operating activities for the six months ended June 30, 2016 includes a decrease in operating results plus other non-cash items of $5.5 million, and a $25.0 million unfavorable variance in working capital. Net cash used in discontinued operating activities decreased $1.4 million in 2016.

Net cash provided by (used in) investing activities for the six months ended June 30, 2016 decreased primarily as a result of the 2015 period including $41.3 million in cash proceeds from the disposition of certain floating storage assets classified as discontinued operations. Offsetting these proceeds was an acquisition of intangible assets of $2.2 million in 2016 compared to no acquisitions in 2015. Additionally, $9.1 million represents proceeds from involuntary conversion of property, plant and equipment.

The change in net cash used in financing activities for the six months ended June 30, 2016 is due to a decrease in net repayments of long-term borrowings of $67.0 million. In 2016, we paid an additional $4.9 million in costs associated with our credit facility amendment compared to the previous period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Expansion capital expenditures	$3,078	$10,541	$11,620	$26,611
Maintenance capital expenditures	5,164	3,424	11,209	5,183
Plant turnaround costs	193	286	1,184	1,754
Total	$8,435	$14,251	$24,013	$33,548

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and six months ended June 30, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Sulfur Services, and Marine Transportation

segments to maintain our existing assets and operations during the three and six months ended June 30, 2016. The increase is primarily related to tank repairs in our specialty terminalling business and a three-year regulatory coast guard inspection on our two marine vessels that operate in our sulfur business. For the three and six months ended June 30, 2016 and 2015, plant turnaround costs relate to our Smackover refinery.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2016, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$515,000	$—	$—	$515,000	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	31,606	6,257	12,793	12,472	84
Exclusive right of use commitment	10,000	10,000	—	—	—
Operating leases	52,097	13,727	17,461	12,030	8,879
Interest expense: ¹
Revolving credit facility	66,578	17,803	35,606	13,169	—
2021 Senior unsecured notes	125,340	27,101	54,201	44,038	—
Total contractual cash obligations	$1,174,421	$74,888	$120,061	$970,509	$8,963

¹Interest commitments are estimated using our current interest rates for the respective credit agreements over their remaining terms.

Letters of Credit.  At June 30, 2016, we had outstanding irrevocable letters of credit in the amount of $0.1 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At June 30, 2016, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of June 30, 2016, we had $515.0 million outstanding under the revolving credit facility and $0.1 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $149.3 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2016, we have the ability to borrow approximately $90.7 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2016, the level of outstanding draws on our credit facility has ranged from a low of $498.0 million to a high of $556.5 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2016:

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

At June 30, 2016, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at June 30, 2016 is 3.00%.

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

As of July 27, 2016, our outstanding indebtedness includes $540.0 million under our credit facility.

We are subject to interest rate risk on our credit facility due to the variable interest rate and may enter into interest rate swaps to reduce this variable rate risk.

The Partnership is in compliance with all debt covenants as of June 30, 2016 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2016 or 2015.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2016 or 2015.

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

We have entered into hedging transactions as of June 30, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a net notional quantity of 383,000 barrels settling during the period from October 31, 2016 through March 31, 2017. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. These instruments are recorded on our Consolidated and Condensed Balance Sheets at June 30, 2016 in "Fair value of derivatives" as a current liability of $0.8 million. Based on the current net notional volume hedged as of June 30, 2016, a $0.10 change in the expected settlement price of these contracts would result in an impact of $1.6 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.46% as of June 30, 2016.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2016, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.2 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $345.1 million as of June 30, 2016, based on market prices of similar debt at June 30, 2016.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $12.9 million decrease in fair value of our long-term debt at June 30, 2016.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 7/27/2016	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith