Form 10-Q
period 2016-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2016-10-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s Common Units outstanding at October 26, 2016, was 35,454,462.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash	$10	$31
Accounts and other receivables, less allowance for doubtful accounts of $453 and $430, respectively	46,327	74,355
Product exchange receivables	159	1,050
Inventories	107,476	75,870
Due from affiliates	8,194	10,126
Fair value of derivatives	89	675
Other current assets	4,439	5,718
Assets held for sale	73,197	—
Total current assets	239,891	167,825

Property, plant and equipment, at cost	1,301,233	1,387,814
Accumulated depreciation	(411,821)	(404,574)
Property, plant and equipment, net	889,412	983,240

Goodwill	17,296	23,802
Investment in WTLPG	129,794	132,292
Note receivable - Martin Energy Trading LLC	15,000	15,000
Other assets, net	48,951	58,314
Total assets	$1,340,344	$1,380,473

Liabilities and Partners’ Capital
Trade and other accounts payable	$60,462	$81,180
Product exchange payables	10,188	12,732
Due to affiliates	3,879	5,738
Income taxes payable	550	985
Fair value of derivatives	209	—
Other accrued liabilities	14,804	18,533
Liabilities held for sale	23,400	—
Total current liabilities	113,492	119,168

Long-term debt, net	913,504	865,003
Fair value of derivatives	—	206
Other long-term obligations	2,435	2,217
Total liabilities	1,029,431	986,594

Commitments and contingencies (Note 16)
Partners’ capital	310,913	393,879
Total partners’ capital	310,913	393,879
Total liabilities and partners' capital	$1,340,344	$1,380,473

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Terminalling and storage *	$30,770	$33,578	$93,565	$100,828
Marine transportation *	13,846	18,977	44,531	59,956
Natural gas services*	14,618	17,120	46,118	50,171
Sulfur services	2,700	3,090	8,100	9,270
Product sales: *
Natural gas services	57,378	86,714	207,368	330,803
Sulfur services	26,396	33,213	105,459	128,544
Terminalling and storage	28,829	33,329	85,349	102,901
	112,603	153,256	398,176	562,248
Total revenues	174,537	226,021	590,490	782,473

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	50,658	80,709	184,781	307,039
Sulfur services *	21,510	26,144	73,734	95,685
Terminalling and storage *	23,540	28,237	70,306	87,977
	95,708	135,090	328,821	490,701
Expenses:
Operating expenses *	39,488	45,310	121,542	138,399
Selling, general and administrative *	8,049	8,666	24,364	26,507
Loss on impairment of goodwill	—	—	4,145	—
Depreciation and amortization	22,129	23,335	66,266	68,737
Total costs and expenses	165,374	212,401	545,138	724,344

Other operating income (loss)	13	(1,586)	(1,582)	(1,763)
Operating income	9,176	12,034	43,770	56,366

Other income (expense):
Equity in earnings of WTLPG	1,120	2,363	3,602	5,752
Interest expense, net	(11,779)	(11,994)	(34,046)	(32,465)
Gain on retirement of senior unsecured notes	—	728	—	728
Other, net	730	399	866	757
Total other expense	(9,929)	(8,504)	(29,578)	(25,228)

Net income (loss) before taxes	(753)	3,530	14,192	31,138
Income tax expense	(180)	(200)	(422)	(814)
Income (loss) from continuing operations	(933)	3,330	13,770	30,324
Income from discontinued operations, net of income taxes	—	—	—	1,215
Net income (loss)	(933)	3,330	13,770	31,539
Less general partner's interest in net (income) loss	18	(3,959)	(8,062)	(12,310)
Less (income) loss allocable to unvested restricted units	3	(16)	(36)	(127)
Limited partners' interest in net income (loss)	$(912)	$(645)	$5,672	$19,102

See accompanying notes to consolidated and condensed financial statements.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:*
Terminalling and storage	$20,649	$15,091	$62,197	$58,626
Marine transportation	4,861	6,552	17,308	19,919
Natural gas services	132	—	574	—
Product Sales	723	1,731	2,391	5,079
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	2,946	6,470	10,829	20,198
Sulfur services	3,678	3,387	11,300	10,629
Terminalling and storage	3,766	3,227	11,232	14,261
Expenses:
Operating expenses	17,810	19,290	53,255	58,605
Selling, general and administrative	5,748	5,922	18,091	17,765

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(912)	$(645)	$5,672	$18,366
Discontinued operations	—	—	—	736
	$(912)	$(645)	$5,672	$19,102
General partner interest:
Continuing operations	$(18)	$3,959	$8,062	$11,836
Discontinued operations	—	—	—	474
	$(18)	$3,959	$8,062	$12,310

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.03)	$(0.02)	$0.16	$0.52
Discontinued operations	—	—	—	0.02
	$(0.03)	$(0.02)	$0.16	$0.54

Weighted average limited partner units - basic	35,346	35,308	35,358	35,309

Diluted:
Continuing operations	$(0.03)	$(0.02)	$0.16	$0.52
Discontinued operations	—	—	—	0.02
	$(0.03)	$(0.02)	$0.16	$0.54

Weighted average limited partner units - diluted	35,346	35,308	35,381	35,369

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2015	35,365,912	$470,943	$14,728	$485,671
Net income	—	19,229	12,310	31,539
Issuance of common units, net	—	(330)	—	(330)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,250)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(86,420)	(13,526)	(99,946)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,500	—	1,500
Unit-based compensation	—	1,080	—	1,080
Balances - September 30, 2015	35,456,612	$406,002	$13,567	$419,569

Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	5,708	8,062	13,770
Issuance of common units, net of issuance related costs	—	(28)	—	(28)
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(500)	—	—	—
Cash distributions	—	(86,410)	(13,680)	(100,090)
Unit-based compensation	—	712	—	712
Reimbursement of excess purchase price over carrying value of acquired assets	—	3,000	—	3,000
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - September 30, 2016	35,454,712	$303,497	$7,416	$310,913

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,770	$31,539
Less: Income from discontinued operations, net of income taxes	—	(1,215)
Net income from continuing operations	13,770	30,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,266	68,737
Amortization and write-off of deferred debt issuance costs	2,965	4,142
Amortization of premium on notes payable	(230)	(246)
Loss on sale of property, plant and equipment	1,582	1,751
Loss on impairment of goodwill	4,145	—
Gain on retirement of senior unsecured notes	—	(728)
Equity in earnings of unconsolidated entities	(3,602)	(5,752)
Derivative income	(1,867)	(2,137)
Net cash received for commodity derivatives	1,666	—
Net cash received for interest rate derivatives	160	—
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	630	2,495
Unit-based compensation	712	1,080
Cash distributions from WTLPG	6,100	7,800
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	28,028	69,967
Product exchange receivables	891	909
Inventories	(31,606)	(3,134)
Due from affiliates	1,932	3,348
Other current assets	(4,693)	354
Trade and other accounts payable	(15,782)	(59,124)
Product exchange payables	(2,544)	6,360
Due to affiliates	(1,859)	(1,935)
Income taxes payable	(435)	(386)
Other accrued liabilities	(3,729)	(8,490)
Change in other non-current assets and liabilities	(765)	(999)
Net cash provided by continuing operating activities	61,735	114,336
Net cash used in discontinued operating activities	—	(1,352)
Net cash provided by operating activities	61,735	112,984
Cash flows from investing activities:
Payments for property, plant and equipment	(31,884)	(40,123)
Acquisition of intangible assets	(2,150)	—
Payments for plant turnaround costs	(1,614)	(1,754)
Proceeds from sale of property, plant and equipment	2,174	1,985
Proceeds from involuntary conversion of property, plant and equipment	23,400	—
Net cash used in continuing investing activities	(10,074)	(39,892)
Net cash provided by discontinued investing activities	—	41,250
Net cash provided by (used in) investing activities	(10,074)	1,358
Cash flows from financing activities:
Payments of long-term debt	(219,700)	(224,310)
Proceeds from long-term debt	270,700	209,000
Proceeds from issuance of common units, net of issuance related costs	(28)	(330)
General partner contribution	—	55
Purchase of treasury units	(330)	—
Payment of debt issuance costs	(5,234)	(340)
Reimbursement of excess purchase price over carrying value of acquired assets	3,000	1,500
Cash distributions paid	(100,090)	(99,946)
Net cash used in financing activities	(51,682)	(114,371)
Net decrease in cash	(21)	(29)
Cash at beginning of period	31	42
Cash at end of period	$10	$13
Non-cash additions to property, plant and equipment	$1,068	$4,389

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
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

As discussed further in Note 3, on October 14, 2016, the Partnership entered into a definitive agreement with NuStar Logistics, L.P. (“NuStar”) to sell its 900,000 barrel crude oil storage terminal, its refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas ("CCCT Assets") for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items. The Partnership expects to receive net proceeds of approximately $93,000 after transaction fees and expenses as well as the application of certain net cash payments previously received by the Partnership in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. The Partnership expects to close the transaction prior to December 31, 2016. Proceeds from the sale will be used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership has classified the CCCT Assets, and the related liabilities, as held for sale at September 30, 2016.

(2)	New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Partnership does not anticipate that ASU 2016-15 will have a material effect on its consolidated and condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Partnership is evaluating the effect that ASU 2016-02 will have on its consolidated and condensed financial statements and related disclosures.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method. This includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective on January 1, 2017. The Partnership does not anticipate that ASU 2015-11 will have a material effect on its consolidated and condensed financial statements and related disclosures.

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

(3)	Divestitures and discontinued operations

On October 14, 2016, the Partnership entered into a definitive agreement with NuStar to sell its CCCT Assets for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items. The Partnership expects to receive net proceeds of approximately $93,000 after transaction fees and expenses as well as the application of certain net cash payments previously received by the Partnership in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. The Partnership expects to close the transaction prior to December 31, 2016. Proceeds from the sale will be used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership expects to record a gain from the divestiture. The Partnership has classified the CCCT Assets, and the related liabilities, as held for sale at September 30, 2016, as follows:

2016
Assets:
Other assets	$4,333
Property, plant, and equipment	91,594
Accumulated depreciation	(25,091)
Goodwill	2,361
Assets held for sale	$73,197

Liabilities:
Current liabilities	$23,400
Liabilities held for sale	$23,400

The divestiture of the CCCT Assets does not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Floating Storage Assets. On February 12, 2015, the Partnership sold all six of its 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, (collectively referred to as the "Floating Storage Assets"). These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership classified the Floating Storage Assets as held for sale at December 31, 2014 and has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the three and nine months ended September 30, 2016 and 2015. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues from third parties[1]	$—	$—	$—	$791
Total costs and expenses and other, net, excluding depreciation and amortization	—	—	—	1,038
Depreciation and amortization	—	—	—	—
Other operating income[2]	—	—	—	1,462
Income from discontinued operations before income taxes	—	—	—	1,215
Income tax expense	—	—	—	—
Income from discontinued operations, net of income taxes	$—	$—	$—	$1,215

1 All revenues for the nine months ended September 30, 2015 were from third parties.

2 Other operating income represents the gain on the disposition of the Floating Storage Assets.

(4)	Inventories

Components of inventories at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Natural gas liquids	$65,107	$20,959
Sulfur	6,959	13,812
Sulfur based products	12,541	19,400
Lubricants	19,918	18,675
Other	2,951	3,024
	$107,476	$75,870

(5)	Investment in West Texas LPG Pipeline L.P.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

Selected financial information for WTLPG is as follows:

	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Members' Equity	Revenues	Net Income	Revenues	Net Income
2016
WTLPG	$815,700	$791,762	$21,849	$5,515	$66,870	$18,240
	As of December 31,
2015
WTLPG	$819,342	$804,023	$26,094	$11,815	$70,010	$28,760

As of September 30, 2016 and December 31, 2015, the Partnership’s interest in cash of WTLPG was $1,189 and $1,060, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of September 30, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a net notional quantity of 441,000 barrels settling during the period from October 31, 2016 through March 31, 2017. These instruments settle against the applicable pricing source for each grade and location. Martin Energy Trading LLC ("MET"), an affiliate of Martin Resource Management, serves as the counterparty for all positions outstanding at September 30, 2016.

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

During the nine months ended September 30, 2016 and 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through September 30, 2016 and 2015, respectively. In connection with the interest rate swaption contracts, the Partnership received premiums of $0 and $630, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three and nine months ended September 30, 2016, respectively. In connection with the interest rate swaption contracts, the Partnership received premiums of $750 and $2,495, which represented their fair value on the date the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three and nine months ended September 30, 2015, respectively. Each of the interest rate swaptions was fully amortized as of September 30, 2016 and 2015. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three and nine months ended September 30, 2016, the Partnership recognized $0 and $630, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts. For the three and nine months ended September 30, 2015, the Partnership recognized $750 and $2,495, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$89	$675	Fair value of derivatives	$209	$—
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	206
Total derivatives not designated as hedging instruments		$89	$675		$209	$206

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended September 30, 2016 and 2015

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$750
Commodity contracts	Cost of products sold	742	(358)
Total derivatives not designated as hedging instruments		$742	$392

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Nine Months Ended September 30, 2016 and 2015

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$630	$2,495
Interest rate contracts	Interest expense	366	—
Commodity contracts	Cost of products sold	871	(358)
Total derivatives not designated as hedging instruments		$1,867	$2,137

(7)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2016	December 31, 2015
Commodity derivative contracts, net	$(120)	$675
Interest rate derivative contracts	—	(206)

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
September 30, 2016
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

•
The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from Martin Energy Trading was determined by calculating the net present value of the payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - MET	$15,000	$15,803	$15,000	$15,830
2021 Senior unsecured notes	372,144	359,184	371,861	318,000

(8)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	September 30, 2016	December 31, 2015
Customer contracts and relationships, net	$40,386	$50,452
Other intangible assets	2,417	1,818
Other	6,148	6,044
	$48,951	$58,314

Accumulated amortization of intangible assets was $47,521 and $32,842 at September 30, 2016 and December 31, 2015, respectively.

Components of "Other accrued liabilities" were as follows:

	September 30, 2016	December 31, 2015
Accrued interest	$3,721	$10,365
Property and other taxes payable	8,535	6,668
Accrued payroll	2,505	1,389
Other	43	111
	$14,804	$18,533

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

(9)	Long-Term Debt

At September 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
$664,444[3] Revolving credit facility at variable interest rate (3.53%[1] weighted average at September 30, 2016), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $7,640 and $4,858, respectively[2]	$541,360	$493,142
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $2,994 and $3,507, respectively, including unamortized premium of $1,338 and $1,568, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2]	372,144	371,861
Total long-term debt, net	$913,504	$865,003

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at September 30, 2016 and December 31, 2015 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at September 30, 2016 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of September 30, 2016.

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

The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $18,644 and $40,760 for the three and nine months ended September, 2016, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $18,017 and $39,121 for the three and nine months ended September 30, 2015, respectively.  Capitalized interest was $229 and $911 for the three and nine months ended September 30, 2016, respectively. Capitalized interest was $427 and $1,522 for the three and nine months ended September 30, 2015, respectively.

(10)	Partners' Capital

As of September 30, 2016, Partners’ capital consisted of 35,454,712 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 17.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated $0 and $7,786 in incentive distributions during the three and nine months ended September 30, 2016, respectively. The general partner was allocated $3,893 and $11,680 in incentive distributions during the three and nine months ended September 30, 2015, respectively.

The target distribution levels entitle the general partner to receive 2% of quarterly cash distributions from the minimum of $0.50 per unit up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit and 50% of quarterly cash distributions in excess of $0.75 per unit.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Continuing operations:	2016	2015	2016	2015
Income (loss) from continuing operations	$(933)	$3,330	$13,770	$30,324
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	3,893	7,786	11,230
Distributions payable on behalf of general partner interest	361	667	1,696	1,925
General partner interest in undistributed earnings	(379)	(601)	(1,420)	(1,319)
Less income (loss) allocable to unvested restricted units	(3)	16	36	122
Limited partners’ interest in income (loss) from continuing operations	$(912)	$(645)	$5,672	$18,366

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Discontinued operations:	2016	2015	2016	2015
Income from discontinued operations	$—	$—	$—	$1,215
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	—	450
Distributions payable on behalf of general partner interest	—	—	—	77
General partner interest in undistributed earnings	—	—	—	(53)
Less income allocable to unvested restricted units	—	—	—	5
Limited partners’ interest in income from discontinued operations	$—	$—	$—	$736

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average limited partner units outstanding	35,346,412	35,307,583	35,358,217	35,308,990
Dilutive effect of restricted units issued	—	—	22,850	59,976
Total weighted average limited partner diluted units outstanding	35,346,412	35,307,583	35,381,067	35,368,966

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended September 30, 2016 and 2015 because the limited partners were allocated a net loss in these periods.

(11)	Related Party Transactions

As of September 30, 2016, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2016, of approximately 17.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2016
(Unaudited)

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
September 30, 2016
(Unaudited)

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

Effective January 1, 2016, through December 31, 2016, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $13,033.  The Partnership reimbursed Martin Resource Management for $3,258 and $9,775 of indirect expenses for the three and nine months ended September 30, 2016, respectively.  The Partnership reimbursed Martin Resource Management for $3,420 and $10,259 of indirect expenses for the three and nine months ended September 30, 2015, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2016
(Unaudited)

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

Other Agreements

 Cross Tolling Agreement. The Partnership is a party to an amended and restated tolling agreement with Cross Oil Refining and Marketing, Inc. ("Cross"), a wholly-owned subsidiary of Martin Resource Management, dated October 28, 2014, as amended, under which the Partnership processes crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts for Cross.  The tolling agreement expires November 25, 2031.  Under this tolling agreement, Cross agreed to process a minimum of 6,500 barrels per day of crude oil at the facility at a fixed price per barrel.  Any additional barrels are processed at a modified price per barrel.  In addition, Cross agreed to pay a monthly reservation fee and a periodic fuel surcharge fee based on certain parameters specified in the tolling agreement.  All of these fees (other than the fuel surcharge) are subject to escalation annually based upon the greater of 3% or the increase in the Consumer Price Index for a specified annual period.  In addition, on the third, sixth and ninth anniversaries of the agreement, the parties can negotiate an upward or downward adjustment in the fees subject to their mutual agreement.

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
September 30, 2016
(Unaudited)

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Terminalling and storage	$20,649	$15,091	$62,197	$58,626
Marine transportation	4,861	6,552	17,308	19,919
Natural gas services	132	—	574	—
Product sales:
Natural gas services	—	479	—	779
Sulfur services	502	864	1,551	2,908
Terminalling and storage	221	388	840	1,392
	723	1,731	2,391	5,079
	$26,365	$23,374	$82,470	$83,624

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of products sold:
Natural gas services	$2,946	$6,470	$10,829	$20,198
Sulfur services	3,678	3,387	11,300	10,629
Terminalling and storage	3,766	3,227	11,232	14,261
	$10,390	$13,084	$33,361	$45,088

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Marine transportation	$6,959	$8,055	$21,606	$24,653
Natural gas services	2,329	2,218	6,955	6,373
Sulfur services	1,510	1,649	4,315	5,348
Terminalling and storage	7,012	7,368	20,379	22,231
	$17,810	$19,290	$53,255	$58,605

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative:
Marine transportation	$9	$6	$22	$22
Natural gas services	1,173	1,263	4,265	3,664
Sulfur services	678	661	2,089	2,099
Terminalling and storage	630	572	1,937	1,721
Indirect, including overhead allocation	3,258	3,420	9,778	10,259
	$5,748	$5,922	$18,091	$17,765

Other Related Party Transactions

The Partnership has a $15,000 note receivable from MET which bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended September 30, 2016 and 2015 was $567 and $567, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the nine months ended September 30, 2016 and 2015 was $1,689 and $1,683, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

As discussed in Note 6, the Partnership has certain derivative financial instruments through March 31, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at September 30, 2016.

(12)	Income Taxes

The operations of the Partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax which is included in income tax expense on the Consolidated and Condensed Statements of Operations. The Texas margin tax restructured the state business tax by replacing the taxable capital and earned surplus components of the existing franchise tax with a new "taxable margin" component. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

immaterial.  State income taxes attributable to the Texas margin tax of $180 and $200 were recorded in income tax expense for the three months ended September 30, 2016 and 2015, respectively. State income taxes attributable to the Texas margin tax of $422 and $814 were recorded in income tax expense for the nine months ended September 30, 2016 and 2015, respectively.

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

Three Months Ended September 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$60,943	$(1,344)	$59,599	$10,828	$5,748	$2,929
Natural gas services	71,996	—	71,996	7,050	7,150	728
Sulfur services	29,096	—	29,096	1,997	(965)	632
Marine transportation	14,920	(1,074)	13,846	2,254	1,449	260
Indirect selling, general and administrative	—	—	—	—	(4,206)	—
Total	$176,955	$(2,418)	$174,537	$22,129	$9,176	$4,549

Three Months Ended September 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$68,473	$(1,566)	$66,907	$9,624	$7,786	$7,928
Natural gas services	103,834	—	103,834	8,522	6,265	3,784
Sulfur services	36,303	—	36,303	2,129	2,908	289
Marine transportation	19,522	(545)	18,977	3,060	23	717
Indirect selling, general and administrative	—	—	—	—	(4,948)	—
Total	$228,132	$(2,111)	$226,021	$23,335	$12,034	$12,718

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

Nine Months Ended September 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$183,014	$(4,100)	$178,914	$30,904	$19,773	$18,059
Natural gas services	253,486	—	253,486	21,007	24,695	3,881
Sulfur services	113,559	—	113,559	5,978	17,506	4,425
Marine transportation	46,854	(2,323)	44,531	8,377	(5,528)	2,197
Indirect selling, general and administrative	—	—	—	—	(12,676)	—
Total	$596,913	$(6,423)	$590,490	$66,266	$43,770	$28,562

Nine Months Ended September 30, 2015	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$207,794	$(4,065)	$203,729	$29,030	$20,771	$25,810
Natural gas services	380,974	—	380,974	25,297	24,412	17,893
Sulfur services	137,814	—	137,814	6,360	18,174	650
Marine transportation	62,354	(2,398)	59,956	8,050	7,267	1,913
Indirect selling, general and administrative	—	—	—	—	(14,258)	—
Total	$788,936	$(6,463)	$782,473	$68,737	$56,366	$46,266

The Partnership's assets by reportable segment as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Total assets:
Terminalling and storage	$412,604	$417,202
Natural gas services	687,579	694,333
Sulfur services	118,699	134,108
Marine transportation	121,462	134,830
Total assets	$1,340,344	$1,380,473

(14)	Unit Based Awards

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employees	$204	$333	$614	$985
Non-employee directors	22	(3)	98	95
Total unit-based compensation expense	$226	$330	$712	$1,080

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
September 30, 2016
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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2016 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	150,474	$28.98
Granted	13,800	$15.13
Vested	(55,474)	$30.57
Forfeited	(500)	$28.50
Non-Vested, end of period	108,300	$27.03

Aggregate intrinsic value, end of period	$2,170

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the nine months ended September 30, 2016 and 2015 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Aggregate intrinsic value of units vested	$—	$—	$1,183	$110
Fair value of units vested	$—	$—	$1,685	$113

As of September 30, 2016, there was $1,358 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.68 years.

In conjunction with restricted unit issuances during the nine months ended September 30, 2015, the Partnership received $55 in capital contributions from its general partner to maintain its 2% general partnership interest in the Partnership.

Unit Options.  The plan currently permits the grant of options covering common units. As of September 30, 2016, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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
September 30, 2016
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

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. Currently, the Partnership expects to be fully reimbursed for the 2016 amount of $4,500. For the three and nine months ended September 30, 2016, the Partnership received $1,125 and $3,000, respectively, related to the Purchase Price Reimbursement Agreement. For the each of the three and nine months ended September 30, 2015, the Partnership received $750 and $1,500 related to the Purchase Price Reimbursement Agreement.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2016
(Unaudited)

(17)	Impairments and other charges

Marine Transportation Goodwill Impairment

Over the last two years, global oil and natural gas commodity prices, particularly crude oil, significantly decreased as compared to recent historical levels. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on drilling and crude oil production in the areas served by the Partnership's marine transportation assets.  The Partnership performed its annual assessment of the recoverability of goodwill during the third quarter of 2015. The Partnership updated its internal business outlook of the Marine Transportation reporting unit to consider the current economic environment that affects its operations. As part of the first step of goodwill impairment testing, the Partnership updated its assessment of its future cash flows, applying expected long-term growth rates, discount rates, and terminal values that the Partnership considers reasonable. Fair value was determined based on weighted average of the discounted cash flow method, the guideline public company method and the guideline transaction method. As a result of the analysis, the Partnership determined that there was no impairment of goodwill as of its annual assessment date. At the August 31, 2015 annual assessment date, the percentage of the fair value of the Partnership's Marine Transportation reporting unit over its carrying value was 41%.

As of June 30, 2016, the Partnership determined that the state of market conditions, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the second quarter of 2016. The Partnership did not recognize any impairment losses for goodwill during the nine months ended September 30, 2015.

Divestiture of Non-Core Marine Equipment

During the nine months ended September 30, 2016, the Partnership disposed of 8 inland tank barges and 2 inland push boats, which were deemed non-core assets to the Partnership's Marine Transportation business. The Partnership recognized a loss related to the disposition of these assets in the amount of $1,567, which is included in "Other operating loss" on the Partnership's Consolidated and Condensed Statements of Operations.

(18)	Subsequent Events

Sale of CCCT Assets. As discussed in Note 3, on October 14, 2016, the Partnership entered into a definitive agreement with NuStar to sell the CCCT Assets for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items. The Partnership expects to receive net proceeds of approximately $93,000 after transaction fees and expenses as well as the application of certain net cash payments previously received by the Partnership in conjunction with its mandated relocation of certain dockage assets to the purchase price. Proceeds from the sale will be used to reduce outstanding borrowings under the Partnership's revolving credit facility.

Quarterly Distribution. On October 20, 2016, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2016, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2016 to unitholders of record as of November 7, 2016.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Developments

Over the past two years, commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. The abundance of supply of inland marine tank barges in our predominantly Gulf Coast market has had a direct impact on our utilization as well a decreased transportation rates.

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

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  The RRC indicated that WTLPG’s rates should be reviewed on a market basis, without consideration of cost of service, if market information is available.  A hearing on the merits on the complaint has not occurred and is not currently scheduled.

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

Subsequent Events

Divestiture of Terminalling Assets. On October 14, 2016, we entered into a definitive agreement with NuStar Logistics, L.P. (“NuStar”) to sell our 900,000 barrel crude oil storage terminal, its refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas ("CCCT Assets") for gross consideration of $107.0 million plus the reimbursement of certain capital expenditures and prepaid items. We expect to receive net proceeds of approximately $93.0 million after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13.4 million. We expect to close the transaction prior to December 31, 2016. Proceeds from the sale will be used to reduce outstanding borrowings under the our revolving credit facility.

Quarterly Distribution. On October 20, 2016, we declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2016, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2016 to unitholders of record as of November 7, 2016.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2015. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2016 and 2015:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $7.6 million, resulting in a corresponding reduction in net income.

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three or nine months ended September 30, 2016 or 2015.
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

During the three months ended June 30, 2016, we determined that based on a continued decrease in the demand for utilization and transportation day rates forecasted in our Marine Transportation reporting unit, an impairment of goodwill may exist. Based on the results of our impairment analysis, we determined that a $4.1 million impairment loss of all goodwill in the Marine Transportation reporting unit was incurred during the three months ended June 30, 2016. See note 17 for more information. We are in the process of completing the most recent annual review as of August 31, 2016. Based on preliminary results of the evaluation, no impairment exists with the remaining goodwill.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $30.7 million of direct costs and expenses for the three months ended September 30, 2016 compared to $34.9 million for the three months ended September 30, 2015. We reimbursed Martin Resource Management for $94.9 million of direct costs and expenses for the nine months ended September 30, 2016 compared to $111.2 million for the nine months ended September 30, 2015. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2016 and 2015, the Conflicts Committee approved reimbursement amounts of $3.3 million and $3.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the Conflicts Committee approved reimbursement amounts of $9.8 million and $10.3 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 11% and 10% of our total cost of products sold during the three months ended September 30, 2016 and 2015, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 9% of our total cost of products sold during the nine months ended September 30, 2016 and 2015, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 15% and 10% of our total revenues for the three months ended September 30, 2016 and 2015, respectively.  Our sales to Martin Resource Management accounted for approximately 14% and 11% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2016 and 2015.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(933)	$3,330	$13,770	$31,539
Less: Income from discontinued operations, net of income taxes	—	—	—	(1,215)
Income (loss) from continuing operations	(933)	3,330	13,770	30,324
Adjustments:
Interest expense	11,779	11,994	34,046	32,465
Income tax expense	180	200	422	814
Depreciation and amortization	22,129	23,335	66,266	68,737
EBITDA	33,155	38,859	114,504	132,340
Adjustments:
Equity in earnings of unconsolidated entities	(1,120)	(2,363)	(3,602)	(5,752)
(Gain) loss on sale of property, plant and equipment	(13)	1,586	1,582	1,751
Loss on impairment of goodwill	—	—	4,145	—
Unrealized mark-to-market on commodity derivatives	(742)	358	795	358
Gain on retirement of senior unsecured notes	—	(728)	—	(728)
Distributions from unconsolidated entities	1,800	3,400	6,100	7,800
Unit-based compensation	226	330	712	1,080
Adjusted EBITDA	33,306	41,442	124,236	136,849
Adjustments:
Interest expense	(11,779)	(11,994)	(34,046)	(32,465)
Income tax expense	(180)	(200)	(422)	(814)
Amortization of debt premium	(77)	(82)	(230)	(246)
Amortization of deferred debt issuance costs	718	2,400	2,965	4,142
Non-cash mark-to-market on interest rate derivatives	—	—	(206)	—
Payments for plant turnaround costs	(430)	—	(1,614)	(1,754)
Maintenance capital expenditures	(1,609)	(2,438)	(12,818)	(7,621)
Distributable Cash Flow	$19,949	$29,128	$77,865	$98,091

Results of Operations

The results of operations for the three and nine months ended September 30, 2016 and 2015 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2016 and 2015.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2016	(in thousands)
Terminalling and storage	$60,943	$(1,344)	$59,599	$6,513	$(765)	$5,748
Natural gas services	71,996	—	71,996	6,455	695	7,150
Sulfur services	29,096	—	29,096	229	(1,194)	(965)
Marine transportation	14,920	(1,074)	13,846	185	1,264	1,449
Indirect selling, general and administrative	—	—	—	(4,206)	—	(4,206)
Total	$176,955	$(2,418)	$174,537	$9,176	$—	$9,176

Three Months Ended September 30, 2015
Terminalling and storage	$68,473	$(1,566)	$66,907	$8,823	$(1,037)	$7,786
Natural gas services	103,834	—	103,834	5,503	762	6,265
Sulfur services	36,303	—	36,303	3,573	(665)	2,908
Marine transportation	19,522	(545)	18,977	(917)	940	23
Indirect selling, general and administrative	—	—	—	(4,948)	—	(4,948)
Total	$228,132	$(2,111)	$226,021	$12,034	$—	$12,034

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2016	(in thousands)
Terminalling and storage	$183,014	$(4,100)	$178,914	$22,239	$(2,466)	$19,773
Natural gas services	253,486	—	253,486	22,543	2,152	24,695
Sulfur services	113,559	—	113,559	20,187	(2,681)	17,506
Marine transportation	46,854	(2,323)	44,531	(8,523)	2,995	(5,528)
Indirect selling, general and administrative	—	—	—	(12,676)	—	(12,676)
Total	$596,913	$(6,423)	$590,490	$43,770	$—	$43,770

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2015	(in thousands)
Terminalling and storage	$207,794	$(4,065)	$203,729	$22,736	$(1,965)	$20,771
Natural gas services	380,974	—	380,974	22,739	1,673	24,412
Sulfur services	137,814	—	137,814	20,932	(2,758)	18,174
Marine transportation	62,354	(2,398)	59,956	4,217	3,050	7,267
Indirect selling, general and administrative	—	—	—	(14,258)	—	(14,258)
Total	$788,936	$(6,463)	$782,473	$56,366	$—	$56,366

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands, except BBL per day)
Revenues:
Services	$32,114	$35,144	$(3,030)	(9)%
Products	28,829	33,329	(4,500)	(14)%
Total revenues	60,943	68,473	(7,530)	(11)%

Cost of products sold	24,118	28,765	(4,647)	(16)%
Operating expenses	18,299	20,268	(1,969)	(10)%
Selling, general and administrative expenses	1,439	995	444	45%
Depreciation and amortization	10,828	9,624	1,204	13%
	6,259	8,821	(2,562)	(29)%
Other operating income	254	2	252	12,600%
Operating income	$6,513	$8,823	$(2,310)	(26)%

Lubricant sales volumes (gallons)	5,196	5,974	(778)	(13)%
Shore-based throughput volumes (gallons)	25,313	36,383	(11,070)	(30)%
Smackover refinery throughput volumes (BBL per day)	5,924	6,205	(281)	(5)%
Corpus Christi crude terminal (BBL per day)	65,116	148,377	(83,261)	(56)%

Services revenues.  Services revenue decreased $3.0 million, primarily as a result of decreased throughput volumes and pass-through revenues at our Corpus Christi crude terminal.

Products revenues. A 21% decrease in sales volumes at our blending and packaging facilities resulted in a $3.6 million decrease to products revenues. The decline in volumes resulted primarily from increased price competition. A 5% decrease in sales prices resulted in a $0.9 million decrease to products revenues.

Cost of products sold.  A 21% decrease in sales volumes at our blending and packaging facilities resulted in a $2.6 million decrease in cost of products sold. The average price per gallon decreased 13%, resulting in a $2.0 million decrease in cost of products sold.

Operating expenses. Operating expenses at our specialty terminals decreased $1.9 million, primarily due to decreases in repairs and maintenance of $1.0 million and decreased pass-through expenses at our Corpus Christi crude terminal of $0.9 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased due to $0.2 million of higher advertising expense and $0.2 million related to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Volumetric data. Actual volumes at our our Corpus Christi crude terminal for the quarter ended September 30, 2016 averaged 65,116 BBL per day, 19,884 BBL per day less than the contracted minimum throughput.

Comparative Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands, except BBL per day)
Revenues:
Services	$97,663	$104,893	$(7,230)	(7)%
Products	85,351	102,901	(17,550)	(17)%
Total revenues	183,014	207,794	(24,780)	(12)%

Cost of products sold	71,939	90,076	(18,137)	(20)%
Operating expenses	54,740	62,947	(8,207)	(13)%
Selling, general and administrative expenses	3,546	2,806	740	26%
Depreciation and amortization	30,904	29,030	1,874	6%
	21,885	22,935	(1,050)	(5)%
Other operating income (loss)	354	(199)	553	(278)%
Operating income	$22,239	$22,736	$(497)	(2)%

Lubricant sales volumes (gallons)	15,536	18,007	(2,471)	(14)%
Shore-based throughput volumes (gallons)	77,059	122,743	(45,684)	(37)%
Smackover refinery throughput volumes (BBL per day)	5,644	6,091	(447)	(7)%
Corpus Christi crude terminal (BBL per day)	77,394	166,129	(88,735)	(53)%

Services revenues. Services revenue decreased $7.2 million, primarily as a result of decreased throughput volumes and pass-through revenues at our Corpus Christi crude terminal.

Products revenues. A 24% decrease in sales volumes at our blending and packaging facilities resulted in a $13.2 million decrease to products revenues. The decline in volumes resulted primarily from the downturn in the energy industry, as well as increased price competition. Products revenues at our shore-based terminals decreased $3.7 million resulting from a 6% decrease in average sales price combined with a 2% decrease in sales volume.

Cost of products sold.  A 24% decrease in sales volumes at our blending and packaging facilities resulted in a $10.0 million decrease in cost of products sold. Average price per gallon decreased 10%, resulting in a $4.4 million decrease in cost of products sold. Cost of products sold at our shore-based terminals decreased $3.5 million resulting from a 6% decrease in average cost per gallon combined with a 2% decrease in sales volumes.

Operating expenses. Operating expenses at our specialty terminals decreased $5.9 million, primarily as a result of $2.8 million in decreased pass-through expenses at our Corpus Christi crude terminal, $2.2 million in decreased repairs and maintenance across our specialty terminals, and a $0.4 million decrease related to compensation expense across our specialty terminals. Operating expenses at our Smackover refinery decreased $1.6 million, primarily as a result of $1.3 million in decreased repairs and maintenance, $0.5 million in decreased compensation expense, $0.7 million in decreased utilities expense. These decreases were offset by an increase in property damage claims of $0.5 million and increased lease expense of $0.4 million. Operating expenses at our shore-based terminals decreased by $0.7 million primarily due to a decrease in contract labor of $0.3 million and lease expense of $0.1 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.7 million, of which $0.4 million is the result of increased compensation expense in our blending and packaging operations and $0.3 million is due to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Volumetric data. Actual volumes at our Corpus Christi crude terminal for the nine months ended September 30, 2016 averaged 77,394 BBL per day, 7,606 BBL per day less than the contracted minimum throughput.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$14,618	$17,120	$(2,502)	(15)%
Products	57,378	86,714	(29,336)	(34)%
Total revenues	71,996	103,834	(31,838)	(31)%

Cost of products sold	51,353	81,472	(30,119)	(37)%
Operating expenses	5,822	6,489	(667)	(10)%
Selling, general and administrative expenses	1,309	1,848	(539)	(29)%
Depreciation and amortization	7,050	8,522	(1,472)	(17)%
	6,462	5,503	959	17%
Other operating loss	(7)	—	(7)
Operating income	$6,455	$5,503	$952	17%

Distributions from unconsolidated entities	$1,800	$3,400	$(1,600)	(47)%

NGL sales volumes (Bbls)	1,592	3,138	(1,546)	(49)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel increased $8.41, or 30%, resulting in an increase to products revenues of $26.4 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 49%, decreasing products revenues $55.7 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments increased $6.87, or 27%, increasing cost of products sold by $21.6 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 49% resulted in a $50.6 million decrease to cost of products sold. Our margins increased $1.54 per barrel, or 86%, during the period.

Operating expenses.  Operating expenses decreased $0.7 million primarily due to a $0.5 million decrease in pipeline testing expense related to our East Texas NGL pipeline.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.5 million primarily due to a $1.7 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.2 million increase in depreciation expense related to recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$46,118	$50,171	$(4,053)	(8)%
Products	207,368	330,803	(123,435)	(37)%
Total revenues	253,486	380,974	(127,488)	(33)%

Cost of products sold	186,934	308,713	(121,779)	(39)%
Operating expenses	17,479	17,905	(426)	(2)%
Selling, general and administrative expenses	5,420	6,313	(893)	(14)%
Depreciation and amortization	21,007	25,297	(4,290)	(17)%
	22,646	22,746	(100)	—%
Other operating loss	(103)	(7)	(96)	1,371%
Operating income	$22,543	$22,739	$(196)	(1)%

Distributions from unconsolidated entities	$6,100	$7,800	$(1,700)	(22)%

NGL sales volumes (Bbls)	6,520	10,227	(3,707)	(36)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel decreased $0.54, or 2%, resulting in a decrease to products revenues of $5.5 million. The decrease in average sales price per barrel was a result of a decline in market prices. Product sales volumes decreased 36%, decreasing products revenues by $117.9 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments decreased $1.60, or 5%, decreasing cost of products sold by $16.4 million.  The decrease in average cost per barrel was a result of a decline in market prices.  The decrease in sales volume of 36% resulted in a $105.8 million decrease to cost of products sold. Our margins increased $1.06 per barrel, or 48%, during the period.

Operating expenses.  Operating expenses decreased $0.4 million primarily due to lower fuel expense of $0.6 million at our Cardinal Gas Storage facilities and a $0.5 million decrease in pipeline testing expense. These decreases are offset by a $0.7 million increase from our Arcadia rail facility put into service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.9 million primarily due to a $0.2 million decrease in compensation expense, a $0.2 million decrease in consulting fees, a $0.1 million decrease in property taxes, and a $0.1 million decrease due to the 2015 period including the reserve for an uncollectible receivable.

Depreciation and amortization. Depreciation and amortization decreased $4.3 million primarily due to a $5.0 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.7 million increase in depreciation expense related to recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$2,700	$3,090	$(390)	(13)%
Products	26,396	33,213	(6,817)	(21)%
Total revenues	29,096	36,303	(7,207)	(20)%

Cost of products sold	21,601	26,235	(4,634)	(18)%
Operating expenses	4,089	3,427	662	19%
Selling, general and administrative expenses	946	934	12	1%
Depreciation and amortization	1,997	2,129	(132)	(6)%
	463	3,578	(3,115)	(87)%
Other operating loss	(234)	(5)	(229)	4,580%
Operating income	$229	$3,573	$(3,344)	(94)%

Sulfur (long tons)	241	203	38	19%
Fertilizer (long tons)	47	51	(4)	(8)%
Total sulfur services volumes (long tons)	288	254	34	13%

Services Revenues.  Services revenue decreased $0.4 million as a result of renegotiation of contract terms effective January 2016.

Products Revenues.  Products revenue decreased $9.9 million as a result of a 30% decline in average sales price. A 13% increase in sales volumes, primarily attributable to a 19% increase in sulfur volumes, resulted in an offsetting increase of $3.1 million.

Cost of products sold.  A 27% decrease in prices reduced cost of products sold by $7.2 million, resulting from a decline in commodity prices. A 13% increase in volumes resulted in an offsetting increase in cost of products sold of $2.6 million. Margin per ton decreased $10.82, or 39%.

Operating expenses.  Our operating expenses increased primarily as a result of increased outside towing as well as repairs and maintenance to railcars and marine vessels.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly as a result of increased compensation expense.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015 and third quarter of 2016.

Other Operating Loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$8,100	$9,270	$(1,170)	(13)%
Products	105,459	128,544	(23,085)	(18)%
Total revenues	113,559	137,814	(24,255)	(18)%

Cost of products sold	74,006	95,961	(21,955)	(23)%
Operating expenses	10,288	11,697	(1,409)	(12)%
Selling, general and administrative expenses	2,834	2,859	(25)	(1)%
Depreciation and amortization	5,978	6,360	(382)	(6)%
	20,453	20,937	(484)	(2)%
Other operating loss	(266)	(5)	(261)	5,220%
Operating income	$20,187	$20,932	$(745)	(4)%

Sulfur (long tons)	579	641	(62)	(10)%
Fertilizer (long tons)	217	229	(12)	(5)%
Total sulfur services volumes (long tons)	796	870	(74)	(9)%

Services Revenues.  Services revenue decreased $1.2 million as a result of renegotiation of contract terms effective January 2016.

Products Revenues.  Products revenue decreased $13.3 million as a result of a 10% decline in average sales price. A 9% decrease in sales volumes, attributable primarily to a 10% decrease in sulfur volumes, decreased products revenue an additional $9.8 million.

Cost of products sold.  A 16% decrease in prices reduced our cost of products sold by $15.0 million. A 9% decrease in sales volumes decreased cost of products sold by $6.9 million. Margin per ton increased $2.06, or 6%.

Operating expenses.  Our operating expenses decreased primarily as a result of $0.9 million in lower fuel expense, terminal and thruput fees of $0.3 million, and compensation expense of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased slightly due to decreased bad debt expense, advertising and dues and subscriptions.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015 and third quarter of 2016.

Other Operating Loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$14,920	$19,522	$(4,602)	(24)%
Operating expenses	12,332	15,855	(3,523)	(22)%
Selling, general and administrative expenses	149	(59)	208	(353)%
Depreciation and amortization	2,254	3,060	(806)	(26)%
	185	666	(481)	(72)%
Other operating loss	—	(1,583)	1,583	(100)%
Operating income (loss)	$185	$(917)	$1,102	(120)%

Inland revenues.  A $3.0 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $1.6 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet.

Operating expenses.  The decrease in operating expenses is a result of decreased compensation expense of $1.0 million, repairs and maintenance of $2.0 million, property taxes of $0.2 million, and outside labor of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased as a result of the revision of the classification of property taxes to operating expenses in the three month period ended September 30, 2015.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment offset by recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$46,854	$62,354	$(15,500)	(25)%
Operating expenses	41,400	48,284	(6,884)	(14)%
Selling, general and administrative expenses	(112)	251	(363)	(145)%
Loss on impairment of goodwill	4,145	—	4,145
Depreciation and amortization	8,377	8,050	327	4%
Operating income	$(6,956)	$5,769	$(12,725)	(221)%
Other operating loss	(1,567)	(1,552)	(15)	1%
Operating income (loss)	$(8,523)	$4,217	$(12,740)	(302)%

Inland revenues.  An $8.0 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $5.1 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet, partially offset by the recognition of previously deferred revenues of $1.5 million.

Pass-through revenues.  A $2.7 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $2.6 million, compensation expense of $1.8 million, lower repairs and maintenance of $3.7 million and outside labor of $0.5 million. Offsetting these decreases were increases in claims expense of $0.5 million, property and liability premiums of $0.7 million, and outside towing of $0.6 million.

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

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$1,120	$2,363	$(1,243)	(53)%

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$1,800	$3,400	$(1,600)	(47)%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") decreased primarily due to a decrease in transportation rates combined with an increase in repairs and maintenance on the asset. Distributions from WTLPG decreased $1.6 million.

Equity in Earnings in and Distributions from Unconsolidated Entities for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$3,602	$5,752	$(2,150)	(37)%

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$6,100	$7,800	$(1,700)	(22)%

Equity in earnings from WTLPG decreased primarily due to a decrease in transportation rates combined with an increase in repairs and maintenance on the asset. Distributions from WTLPG decreased $1.7 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$4,981	$4,043	$938	23%
7.25% Senior notes	6,775	7,253	(478)	(7)%
Amortization of deferred debt issuance costs	718	2,400	(1,682)	(70)%
Amortization of debt discount	(77)	(82)	5	(6)%
Impact of interest rate derivative activity, including cash settlements	—	(750)	750	(100)%
Other	178	124	54	44%
Capitalized interest	(229)	(427)	198	(46)%
Interest income	(567)	(567)	—	—%
Total interest expense, net	$11,779	$11,994	$(215)	(2)%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$13,707	$12,173	$1,534	13%
7.25% Senior notes	20,401	21,753	(1,352)	(6)%
Amortization of deferred debt issuance costs	2,965	4,142	(1,177)	(28)%
Amortization of debt premium	(230)	(246)	16	(7)%
Impact of interest rate derivative activity, including cash settlements	(995)	(2,495)	1,500	(60)%
Other	798	343	455	133%
Capitalized interest	(911)	(1,522)	611	(40)%
Interest income	(1,689)	(1,683)	(6)	—%
Total interest expense, net	$34,046	$32,465	$1,581	5%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015			2016	2015
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,206	$4,948	$(742)	(15)%	$12,676	$14,258	$(1,582)	(11)%

Indirect selling, general and administrative expenses decreased for the three months ended September 30, 2016 due to a $0.4 million reduction in acquisition due diligence costs, $0.1 million in lower unit grant compensation expense, and a $0.2 million reduction in overhead expense allocated from Martin Resource Management.

For the nine months ended September 30, 2016, the decrease in indirect selling, general and administrative expenses is attributable to a $0.5 million reduction in overhead expense allocated from Martin Resource Management, $0.5 million in reduced acquisition due diligence costs, $0.4 million in lower unit grant compensation expense, and reduced audit fees of $0.2 million.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015			2016	2015
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$3,258	$3,420	$(162)	(5)%	$9,775	$10,259	$(484)	(5)%

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

Cash Flows - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table details the cash flow changes between the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Variance	Percent Change
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$61,735	$112,984	$(51,249)	(45)%
Investing activities	(10,074)	1,358	(11,432)	(842)%
Financing activities	(51,682)	(114,371)	62,689	(55)%
Net increase (decrease) in cash and cash equivalents	$(21)	$(29)	$8	(28)%

The change in net cash provided by operating activities for the nine months ended September 30, 2016 includes a decrease in operating results plus other non-cash items of $13.5 million and a $38.1 million unfavorable variance in working capital. Net cash used in discontinued operating activities decreased $1.4 million in 2016.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2016 decreased primarily as a result of the 2015 period including $41.3 million in cash proceeds from the disposition of certain floating storage assets classified as discontinued operations. The 2016 period included an acquisition of intangible assets of $2.2 million compared to no acquisitions in 2015. Payments for capital expenditures and plant turnaround costs decreased $8.6 million in 2016. Additionally, $23.4 million represents net proceeds from the involuntary conversion of property, plant and equipment.

The change in net cash used in financing activities for the nine months ended September 30, 2016 is due to a decrease in net repayments of long-term borrowings of $66.3 million. In 2016, we paid an additional $4.9 million in costs associated with our credit facility amendment compared to the previous period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Expansion capital expenditures	$2,510	$10,280	$14,130	$36,891
Maintenance capital expenditures	1,609	2,438	12,818	7,621
Plant turnaround costs	430	—	1,614	1,754
Total	$4,549	$12,718	$28,562	$46,266

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and nine months ended September 30, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Sulfur Services, and Marine Transportation

segments to maintain our existing assets and operations during the three and nine months ended September 30, 2016. The increase is primarily related to tank repairs in our specialty terminalling business and a three-year regulatory coast guard inspection on our two marine vessels that operate in our sulfur business. For the three and nine months ended September 30, 2016 and 2015, plant turnaround costs relate to our Smackover refinery.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2016, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$549,000	$—	$—	$549,000	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	29,954	6,191	12,874	10,889	—
Exclusive right of use commitment	5,000	5,000	—	—	—
Operating leases	49,202	12,512	16,682	11,353	8,655
Interest payable on fixed long-term debt obligations	118,565	27,101	54,201	37,263	—
Total contractual cash obligations	$1,125,521	$50,804	$83,757	$982,305	$8,655

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2016, we had outstanding irrevocable letters of credit in the amount of $0.9 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At September 30, 2016, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of September 30, 2016, we had $549.0 million outstanding under the revolving credit facility and $0.9 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $114.6 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2016, we have the ability to borrow approximately $8.0 million of that amount. While our current debt to EBITDA financial covenant calculation is near the maximum allowed under our credit facility at the September 30, 2016 evaluation, we expect to improve leverage during the fourth quarter through the impacts of selling inventory built during the second and third quarters in our seasonal NGL business. Additionally, we plan to further improve leverage with the $93.0 million in net proceeds we expect to receive upon the completion of the divestiture of the CCCT Assets. We expect to be in compliance with all financial covenants at December 31, 2016.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2016, the level of outstanding draws on our credit facility has ranged from a low of $498.0 million to a high of $582.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2016:

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

At September 30, 2016, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at September 30, 2016 is 3.00%.

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

The Partnership is in compliance with all debt covenants as of September 30, 2016 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2016 or 2015.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2016 or 2015.

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

We have entered into hedging transactions as of September 30, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a net notional quantity of 441,000 barrels settling during the period from October 31, 2016 through March 31, 2017. These instruments settle against OPIS Mont Belvieu (non-TET) monthly average price. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2016 in "Fair value of derivatives" as a current asset of $0.1 million and a current liability of $0.2 million. Based on the current net notional volume hedged as of September 30, 2016, a $0.10 change in the expected settlement price of these contracts would result in an impact of $1.9 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.53% as of September 30, 2016.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2016, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $5.4 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $359.2 million as of September 30, 2016, based on market prices of similar debt at September 30, 2016.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $12.9 million decrease in fair value of our long-term debt at September 30, 2016.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/26/2016	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1
Asset Purchase Agreement by and among Martin Operating Partnership L.P. and Nustar Logistics, L.P. dated October 14, 2016 (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (Reg. No. 000-50056), filed October 20, 2016, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith