Form 10-K
period 2016-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2017-02-15
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Yes ☐                        No ☒

As of June 30, 2016, 35,454,962 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $674,298,933 based on the closing sale price on that date.  There were 35,450,562 of the registrant’s common units outstanding as of February 15, 2017.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 26 marine shore-based terminal facilities and 14 specialty terminal facilities located primarily in the U.S. Gulf Coast region that provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  We distribute natural gas liquids ("NGLs"). We purchase NGLs primarily from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users in Texas and the Southeastern U.S, and propane retailers. We own a NGL pipeline, which spans approximately 200 miles from Kilgore, Texas to Beaumont, Texas. We own approximately 2.4 million barrels of underground storage capacity for NGLs. Additionally, we own 100% of the interests in Cardinal Gas Storage Partners LLC ("Cardinal"), which is focused on the development, construction, operation and management of natural gas storage facilities across northern Louisiana and Mississippi. We own a combined 20% interest in West Texas LPG Pipeline L.P. ("WTLPG"). WTLPG is operated by ONEOK Partners, L.P. ("ONEOK"), which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This asset enables us to participate in the transportation of NGL production in originating in the Permian and other basins along the WTLPG pipeline route.

•
Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We buy and sell molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur at our facilities in Port of Stockton, California and Beaumont, Texas on contracts that often provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufactures primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Texas and

Illinois. Demand for our sulfur products exists in both the domestic and foreign markets, and we believe our asset base provides us with additional opportunities to handle increases in U.S. supply and access to foreign demand.

•
Marine Transportation.  We operate a fleet of 35 inland marine tank barges, 19 inland push boats and one offshore tug and barge unit that transport petroleum products and by-products largely in the U.S. Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts, and many of our customers have long standing contractual relationships with us. Our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

Recent Developments

Over the past two years, commodity prices have declined substantially. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. The abundance of supply of inland marine tank barges in our predominantly Gulf Coast market has had a direct impact on our utilization as well as decreased transportation rates.

We continually adjust our business strategy to focus on maximizing liquidity; maintaining a stable asset base, which generates fee-based revenues not sensitive to commodity prices; and improving profitability by increasing asset utilization and controlling costs, which includes labor force reductions and asset rationalization strategies. Given the current environment, we have altered and reduced our planned growth capital expenditures. We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

The following information highlights selected developments since January 1, 2016.

Divestiture of Terminalling Assets. On December 21, 2016, we sold our 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107.0 million plus the reimbursement of certain capital expenditures and prepaid items of $2.1 million. We received net proceeds of approximately $93.3 million after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with our mandated relocation of certain dockage assets to the purchase price in the amount of $13.4 million. Proceeds from the sale were used to reduce outstanding borrowings under our revolving credit facility.

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits is scheduled in front of the hearings examiner for the week of March 27, 2017.

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

Subsequent Events

Repayment of Note Receivable.  On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the Note Receivable due from MET of $15,000 plus accrued interest and MET has agreed to do so in a timely manner.

Acquisition of Terminalling Assets.  On February 14, 2017, we entered into an agreement with Martin Resource Management to acquire certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  Martin Resource Management is currently constructing in Hondo, Texas an asphalt terminal facility, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  The acquisition is expected to close on or about February 28, 2017.  After closing, we will spend $8.6 million to finalize construction of the terminal with substantial completion expected to be on or about July 1, 2017.  Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8.6 million, if any.  The terminal will be supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

Quarterly Distribution. On January 19, 2017, we declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2016, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2017 to unitholders of record as of February 7, 2017.

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

Fee-Based Contracts. We generate a majority of our cash flow from fee-based contracts with our customers. A significant portion of the fee-based contracts consist of reservation charges or minimum fee arrangements, which reduce the volatility of our cash flows due to volume fluctuations.

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
Strategically Located Assets. A significant portion of our cash flow comes from providing various services to the oil refining industry.  Accordingly, a significant portion of our assets are located in proximity to refining operations along the U.S. Gulf Coast.  For example, we are one of the largest operators of marine service shore-based terminals in the U.S. Gulf Coast region providing broad geographic coverage and distribution capability of our products and services to our customers. Our natural gas storage and NGL distribution and storage assets are located in areas highly desirable for our customers. Finally, many of our sulfur services assets are strategically located to source sulfur from the largest refinery sources in the U.S.
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

Specialty Petroleum Terminals.  We own or operate 14 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities through both acquisition and organic growth.

The Tampa terminal is located on approximately 10 acres of land owned by the Tampa Port Authority that was leased to us under a 10-year lease that commenced on December 16, 2006. In December of 2016, this lease was extended to December of 2021 and may be extended at the option of the tenant for one additional option period of five years. The Stanolind terminal is located on approximately 11 acres of land owned by us located on the Neches River in Beaumont, Texas.  The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options.

At the Tampa, Neches, and Stanolind terminals, our customers are primarily large oil refining companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

In Houston, Texas, we own and operate a terminal used for lubricant blending, storage, packaging and distribution. This terminal is used as our central hub for bulk lubricant distribution where we receive, package and ship lubricants to our terminals or directly to customers.

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

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Tampa (1)	Tampa, Florida	719,000 barrels	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	593,200 barrels	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	546,750 barrels	Molten sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

(1)
This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2021. This lease may be extended at the option of the tenant for one option period of five years.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	44,000 sq. ft. Warehouse; 39,800 barrels	Lubricants	Lubricants blending, storage, packaging and distribution
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day	Naphthenic lubricants, distillates, asphalt	Crude refining facility
Smackover Refinery	Smackover, Arkansas	275,000 barrels of crude bulk storage; 641,000 barrels of lubricant storage	Crude oil, lubricants	Crude refining facility
Martin Lubricants	Smackover, Arkansas	235,000 sq. ft. Warehouse; 3.9 million gallons bulk storage	Gard, SynGard, Unimark and Xtreme brands, and grease	Lubricants packaging facility
Martin Lubricants (1)	Kansas City, Missouri	75,000 sq. ft. Warehouse; 0.2 million gallons bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
South Houston Asphalt	Houston, Texas	95,500 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	30,100 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	113,900 barrels	Asphalt	Asphalt processing and storage
Dunphy (2)	Elko, Nevada	63,200 barrels	Sulfuric acid	Sulfuric acid storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments
Jennings Bulk Plant	Jennings, Louisiana	36,000 sq. ft. building; 6,800 barrels	Lubricants, fuel	Lubricants and fuel storage

(1)	This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2020 and can be extended by us for two successive five-year periods.

(2)	This terminal is located on land owned by third parties and leased under a lease that expires in May 2024 and can be extended by us for two successive five-year periods.

Marine Shore-Based Terminals.  We own or operate 26 marine shore-based terminals along the Gulf Coast from Theodore, Alabama to Port O'Connor, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

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

The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia 2	Amelia, Louisiana	13,000	August 2023
Cameron West (2)	Cameron, Louisiana	16,300	February 2033
Dock 193 (3)	Gueydan, Louisiana	11,000	May 2018
Fourchon 15	Fourchon, Louisiana	7,600	February 2047
Freshwater City (1)	Freshwater City, Louisiana	0	March 2017
Harbor Island (3)	Harbor Island, Texas	6,800	December 2039
Intracoastal City-2	Intracoastal City, Louisiana	17,700	December 2025
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own
Venice (1)	Venice, Louisiana	25,100	September 2017

(1)	These terminals are currently in caretaker status and the lease will not be renewed at the end of the term.

(2)	This terminal is currently in caretaker status.

(3)	A portion of this terminal is owned.

Fuel and Lubricant Terminals.  We own or operate 16 lubricant and fuel terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Berwick (1)	Berwick, Louisiana	0	September 2017
Cameron East (1)	Cameron, Louisiana	0	March 2017
Dulac (1)	Dulac, Louisiana	15,400	December 2021
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	16,400	March 2022
Fourchon 17	Fourchon, Louisiana	41,200	March 2023
Fourchon T	Fourchon, Louisiana	10,200	October 2038
Galveston T (2)	Galveston, Texas	1,400	Own
Intracoastal City (2)	Intracoastal City, Louisiana	0	Own
Lake Charles T	Lake Charles, Louisiana	1,000	April 2018
Morgan City DWC 31	Morgan City, Louisiana	7,100	December 2019
Pascagoula	Pascagoula, Mississippi	10,400	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor (2)	Port O'Connor, Texas	6,800	March 2017
River Ridge	River Ridge, Louisiana	8,700	April 2019
Sabine Pass (2)	Sabine Pass, Texas	16,500	September 2036

(1)	These terminals are currently in caretaker status and the lease will not be renewed at the end of the term.

(2)	These terminals are currently in caretaker status.

Competition.  We compete with independent terminal operators and major energy and chemical companies that own their own terminalling and storage facilities. Many customers prefer to contract with independent terminal operators rather than terminal operators owned by integrated energy and chemical companies that may have refining or marketing interests that compete with the customers.

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal has access to various cost effective transportation modes, both to and from the terminal, such as waterways, railroads, roadways and pipelines. Terminal versatility depends upon the operator’s ability to handle diverse products, some of which have complex or specialized handling and storage requirements. The service function of a terminal includes, among other things, the safe storage of product at specified temperature, moisture and other conditions and receiving and delivering product to and from the terminal. All of these services must be in compliance with applicable environmental and other regulations.

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using Martin Resource Management’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	storage of NGLs purchased in off-peak months;

•	efficient use of railroad tank cars and the transportation fleet of vehicles owned by Martin Resource Management; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned and leased NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,400,000 barrels	Underground storage
	Breaux Bridge, Louisiana (1)	420,000 barrels	Underground storage
	Napoleonville, Louisiana (1)	370,000 barrels	Underground storage
	Hattiesburg, Mississippi (1)	240,000 barrels	Underground storage
	Mont Belvieu, Texas (1)	60,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution
Rail terminal	Arcadia, Louisiana	24 railcars per day	NGL rail loading and unloading capabilities

(1)	We lease our underground storage at Breaux Bridge, Louisiana, Hattiesburg, Mississippi, Napoleonville, Louisiana, and Mont Belvieu, Texas, from third parties under one-year lease agreements.

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

Cardinal facilities are summarized below:

Facility Name / Location	Facility Type	Storage Capacity	Percent of Capacity Contracted (1)	Weighted Average Life of Remaining Contract Term
Arcadia Gas Storage, LLC Bienville Parish, Louisiana	Salt dome	16.3 billion cubic feet (bcf)	89%	2.6 years
Cadeville Gas Storage, LLC Ouachita Parish, Louisiana	Depleted reservoir	17.0 bcf	100%	6.4 years
Perryville Gas Storage, LLC Franklin Parish, Louisiana	Salt dome	9.0 bcf	94%	2.0 years
Monroe Gas Storage Company, LLC Monroe County, Mississippi	Depleted reservoir	7.4 bcf	89%	3.3 years

(1) Contracted capacity refers specifically to firm contracted capacity.

These facilities were developed to provide producers, end users, local distribution companies, pipelines and energy marketers with high-deliverability storage services and hub services.

LPG Pipeline Investment. We own a 20% interest in WTLPG. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. This asset enables us to participate in the transportation of NGL production originating in the Permian and other basins along the WTLPG pipeline route.

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

Sulfur Services Segment

Industry Overview.  Sulfur is a natural element and is required to produce a variety of industrial products. In the U.S., approximately 9 million tons of sulfur are consumed annually with the Tampa, Florida area being the largest single market. Currently, all sulfur produced in the U.S. is "recovered sulfur," or sulfur that is a by-product from oil refineries and natural gas processing plants.  Sulfur production in the U.S. is principally located along the Gulf Coast, along major inland waterways and in some areas of the western U.S.

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

Terms for our standard purchase and sales contracts typically range from one to five years in length with prices that are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage services to large producers and consumers of sulfur under contracts with remaining terms from one to five years in duration.

We operate sulfur forming assets in the Port of Stockton, California and Beaumont, Texas, which are used to convert molten sulfur into solid form (prills/granules). The Stockton facility is equipped with one wet prill unit capable of processing 1,000 metric tons of molten sulfur per day. The Beaumont facility is equipped with two wet prill units and one granulation unit capable of processing a combined 5,500 metric tons of molten sulfur per day. Formed sulfur at both facilities is stored in bulk until sold into local or international agricultural markets. Our forming services contracts are fee based and typically include minimum fee guarantees.

Our sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to Martin Resource Management, which markets the excess production to third parties.

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

Our Sulfur Services Facilities. We own 35 railcars and lease 94 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur between U.S. gulf coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,500 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,130 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,500 long tons	Molten sulfur
MGM 102	Inland tank barge	3,400 long tons	Molten sulfur

We operate the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We lease 132 railcars to transport our fertilizer products.  We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plants	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

Competition.  The Martin Explorer/Margaret Sue articulated barge unit is one of four vessels currently used to transport molten sulfur between U.S. ports on the Gulf of Mexico and Tampa, Florida. Phosphate fertilizer manufacturers consume a majority of the sulfur produced in the U.S., which they purchase directly from both producers and resellers. As a reseller, we compete against producers and other resellers capable of accessing the required transportation and storage assets. We also compete with offshore suppliers from Mexico and Venezuela that are capable of delivering molten sulfur into the Tampa, Florida market by marine vessel. Our sulfur-based fertilizer products compete with several large fertilizer and sulfur product manufacturers.  However, the close proximity of our manufacturing plants to our customer base is a competitive advantage for us in the markets we serve and allows us to minimize freight costs and respond quickly to customer requests.

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

Marine Fleet.  We utilize a fleet of inland and offshore tows that provide marine transportation of petroleum products and by-products produced in oil refining and natural gas processing. Our marine transportation business operates coastwise along the Gulf of Mexico and East Coast and on the U.S. inland waterway system, primarily between domestic ports along the Gulf of Mexico, Intracoastal Waterway, the Mississippi River system and the Tennessee-Tombigbee Waterway system.   Additionally, we participate in Caribbean, Central America, and South American transport.  Our inland tows generally consist of one push boat and one to three tank barges, depending upon the horsepower of the push boat, the river or canal capacity and conditions, and customer requirements. Our offshore tow consists of one tugboat, with much greater horsepower than an inland push boat, and one large tank barge. We transport asphalt, fuel oil, gasoline, sulfur and other bulk liquids.

The following is a summary description of the marine vessels we use in our marine transportation business (excluding equipment classified as Assets Held for Sale):

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	9	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	26	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	19	800 - 3,800 horsepower	N/A
Offshore tank barge	1	58,000 barrels	Diesel fuel
Offshore tugboat	1	5,100 horsepower	N/A

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, ammonia, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business;

•	operating a crude oil, natural gas, natural gas liquids, and biofuels optimization business; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $135.8 million, $149.3 million and $183.2 million of direct costs and expenses for the years ended December 31, 2016, 2015 and 2014, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2016, 2015, and 2014, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.0 million, $13.7 million and $12.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, our purchases from Martin Resource Management accounted for approximately 11%, 9%, and 7% of our total cost of products sold during for the years ended December 31, 2016, 2015 and 2014, respectively.  We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 13%, 11%, 6% of our total revenues for each of the years ended December 31, 2016, 2015 and 2014, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Global Warming and Climate Change.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the

Earth’s atmosphere.  In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict greenhouse gas emissions.  Many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA eventually concluded that it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  The Court's holding in Massachusetts that greenhouse gases fall under the federal CAA's definition of air pollutant has also led the EPA to determine that regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs is required.  To that end, EPA promulgated regulations, referred to as the Tailoring Rule, 75 Fed. Red. 31514, to begin gradually subjecting stationary greenhouse gas emission sources to various Clean Air Act programs, including permitting programs applicable to new and existing major sources of greenhouse gas emissions.  To date, such requirements have not had a substantial effect upon our operations.  Still, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

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

Oil Pollution Act

The Oil Pollution Act of 1990, as amended ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of a facility or vessel or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages including natural resource damages. Under the OPA, vessels and shore facilities handling, storing, or transporting oil are required to develop and implement oil spill response plans, and vessels greater than 300 tons in weight must provide to the U.S. Coast Guard evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The OPA also requires that all newly constructed tank barges engaged in oil transportation in the U.S. be double hulled effective January 1, 2016. We believe we are in substantial compliance with all of the oil spill-related and financial responsibility requirements. Nonetheless, in the aftermath of the Deepwater Horizon incident in 2010, Congress has from time to time considered oil spill related legislation that could have the effect of substantially increasing financial responsibility requirements and potential fines and damages for violations and discharges subject to the OPA, and similar legislation.  Any such changes in law affecting areas where we conduct business could materially affect our operations.

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

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 784 individuals, including 55 employees represented by labor unions, who provide direct support to our operations as of December 31, 2016.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units.

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

As of December 31, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

If Martin Resource Management were ever to commence or consent to the commencement of a bankruptcy proceeding or otherwise default on its obligations under its credit facility, its lenders could foreclose on its pledge of the interests in our general partner and take control of our general partner. If Martin Resources Management no longer controls our general partner, the lenders under our credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, either a judgment against Martin Resource Management or a bankruptcy filing by or against Martin Resource Management could independently result in an event of default under our credit facility if it could reasonably be expected to have a material adverse effect on us. If our lenders do declare us in default and accelerate repayment, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders. A bankruptcy filing by or against Martin Resource Management could also result in the termination or material breach of some or all of the various commercial contracts between us and Martin Resource Management, which could have a material adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Tax Risks

The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.

The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. We have not requested a ruling from the U.S. Internal Revenue Service (“IRS”) on this matter.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. In order for us to be classified as a partnership for U.S. federal income tax purposes, more than 90% of our gross income each year must be "qualifying income" under Section 7704 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). "Qualifying income" includes income and gains derived from the exploration, development, mining or production, processing, refining, transportation, or marketing of minerals or natural resources, including crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

Although we intend to meet this gross income requirement, we may not find it possible, regardless of our efforts, to meet this gross income requirement or may inadvertently fail to meet this gross income requirement. If we do not meet this gross income requirement for any taxable year and the IRS does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter. If we were treated as a corporation for federal income tax purposes, we would owe federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely owe state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be reduced. Treatment of us as a corporation would result in a reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a reduction in the value of the common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time.

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

On January 24, 2017, the U.S. Department of the Treasury issued final regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code which relates to the qualifying income exception upon which we rely for partnership tax treatment. The Final Regulations apply to income earned in a taxable year beginning on or after January 19, 2017. The Final Regulations include “reserved” paragraphs for fertilizer and hedging, which the U.S. Department of the Treasury plans to address in future proposed and final Treasury regulations (“Treasury regulations”). The Final Regulations provide for a ten year transition period during which certain taxpayers that either obtained a favorable private letter ruling or treated income under a reasonable interpretation of the statute or prior proposed regulations as qualifying income may continue to treat such income as qualifying income. We have obtained favorable private letter rulings from the IRS in the past as to what constitutes “qualifying income” within the meaning of Section 7704(d)(1)(E) of the Code and we expect to rely upon these private letter rulings for purposes of the ten year transition rule contained in the Final Regulations. With respect to some of these private letter rulings, the income that we derived from certain affected activities will be treated as qualifying income only until the end of the ten year transition period. Thus, at this time and through the transition period (and possibly beyond if not involving such affected activities), we believe that the Final Regulations will not significantly impact the amount of our gross income that we are able to treat as qualifying income.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception pursuant to which we are treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

A successful IRS contest of the federal income tax positions we take could adversely affect the market for our common units and the costs of any contest will be borne by our unitholders, debt security holders and our general partner.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take and our counsel's conclusions. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we take. A court may not agree with some or all our counsel's conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by all of our unitholders, debt security holders and our general partner.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015 and recently issued proposed Treasury Regulations (the “Proposed Partnership Audit Regulations”), for taxable years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Similarly, for such taxable years, if the IRS makes audit adjustments to income tax returns filed by an entity in which we are a member or partner, the IRS may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from such entity. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. With respect to audit adjustments as to an entity in which we are a member or partner, the Joint Committee on Taxation has stated that we should not be able to have our unitholders take such audit adjustment into account. The Proposed Partnership Audit Regulations reserved on this issue and requested comments but noted that allowing a partnership, such as us, to have its unitholders take such audit adjustment into account would present complexities, challenges, and inefficiencies. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest as a result of audit adjustments cash available for distribution to our unitholders may be substantially reduced.

Additionally, pursuant to the Bipartisan Budget Act of 2015 and the Proposed Partnership Audit Regulations, we will no longer be required to designate a “tax matters partner.” Instead, for taxable years beginning after December 31, 2017, we will be required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative (“Partnership Representative”). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. If we do not make such a designation, the IRS can select any person as the Partnership Representative. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and all of the unitholders. We anticipate that our current tax matters partner will be designated the Partnership Representative.

The rules discussed above are not applicable to us for taxable years beginning on or prior to December 31, 2017. In addition, on January 20, 2017, White House Chief of Staff Reince Priebus issued a Memorandum for the Heads of Executive Departments and Agencies (the “Regulatory Freeze Memorandum”) that prevents regulations from being sent to the Federal Register for publication until such regulations have been reviewed and approved by a department or agency head appointed or designed by the new administration. The Proposed Audit Regulations are subject to the Regulatory Freeze Memorandum and, as such, are subject to review and approval by a department or agency head appointed or designated by the new administration.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury regulations permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. Therefore, the use of our proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of such method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. A description of our legal proceedings is included in "Item 8. Financial Statements and Supplementary Data, Note 21. Commitments and Contingencies", and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of January 24, 2017 there were approximately 288 holders of record and approximately 23,305 beneficial owners of our common units.  The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for NASDAQ during those periods:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$22.22	$14.05	$35.44	$24.97
Second Quarter	$23.77	$19.40	$38.03	$30.95
Third Quarter	$25.12	$18.99	$32.83	$23.43
Fourth Quarter	$21.63	$15.80	$29.44	$18.62

Cash Distributions

The following table sets forth the quarterly cash distribution declared and paid for our common units during the periods indicated:

Declared for Quarter Ended	Distribution Per Common Unit	Date Declared	Date Paid
December 31, 2016	$0.5000	January 19, 2017	February 14, 2017
September 30, 2016	$0.5000	October 20, 2016	November 14, 2016
June 30, 2016	$0.8125	July 21, 2016	August 12, 2016
March 31, 2016	$0.8125	April 21, 2016	May 13, 2016
December 31, 2015	$0.8125	January 21, 2016	February 12, 2016
September 30, 2015	$0.8125	October 22, 2015	November 13, 2015
June 30, 2015	$0.8125	July 23, 2015	August 14, 2015
March 31, 2015	$0.8125	April 23, 2015	May 15, 2015

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

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2016	2015	2014	2013	2012
	(Dollars in thousands, except per unit amounts)

Revenues	$827,391	$1,036,844	$1,642,141	$1,612,739	$1,490,361

Income (loss) from continuing operations	$31,652	$37,165	$(6,367)	$(14,562)	$37,122
Income (loss) from discontinued operations, net of tax	—	1,215	(5,338)	1,208	64,865
Net income (loss)	$31,652	$38,380	$(11,705)	$(13,354)	$101,987
Net income (loss) attributable to limited partners	$23,143	$21,902	$(15,176)	$(13,047)	$92,617

Net income (loss) per limited partner unit – continuing operations	$0.65	$0.60	$(0.27)	$(0.54)	$1.32
Net income (loss) per limited partner unit – discontinued operations	—	0.02	(0.22)	0.04	2.64
Net income (loss) per limited partner unit	$0.65	$0.62	$(0.49)	$(0.50)	$3.96

Total assets	$1,246,363	$1,380,473	$1,553,919	$1,097,919	$1,012,996
Long-term debt	$808,107	$865,003	$902,005	$658,695	$474,992

Cash dividends per common unit (in dollars)	$2.94	$3.25	$3.18	$3.11	$3.06

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2016, Martin Resource Management owned 17.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Developments

Over the past two years, commodity prices have declined substantially. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. The abundance of supply of inland marine tank barges in our predominantly Gulf Coast market has had a direct impact on our utilization as well as decreased transportation rates.

We continually adjust our business strategy to focus on maximizing liquidity; maintaining a stable asset base, which generates fee-based revenues not sensitive to commodity prices; and improving profitability by increasing asset utilization and controlling costs, which includes labor force reductions and asset rationalization strategies. Given the current environment, we have altered and reduced our planned growth capital expenditures. We believe that controlling our spending in an effort to preserve liquidity is prudent and reduces our need for near-term access to the somewhat uncertain capital markets.

The following information highlights selected developments since January 1, 2016.

Divestiture of Terminalling Assets. On December 21, 2016, we sold our 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107.0 million plus the reimbursement of certain capital expenditures and prepaid items of $2.1 million. We received net proceeds of approximately $93.3 million after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with our mandated relocation of certain dockage assets to the purchase price in the amount of $13.4 million. Proceeds from the sale were used to reduce outstanding borrowings under our revolving credit facility.

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits is scheduled in front of the hearings examiner for the week of March 27, 2017.

Credit Facility Amendment. On April 27, 2016, we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

Subsequent Events

Repayment of Note Receivable.  On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the Note Receivable due from MET of $15,000 plus accrued interest and MET has agreed to do so in a timely manner.

Acquisition of Terminalling Assets.  On February 14, 2017, we entered into an agreement with Martin Resource Management to acquire certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  Martin Resource Management is currently constructing in Hondo, Texas an asphalt terminal facility, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  The acquisition is expected to close on or about February 28, 2017.  After closing, we will spend $8.6 million to finalize construction of the terminal with substantial completion expected to be on or about July 1, 2017.  Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8.6 million, if any.  The terminal will be supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

Quarterly Distribution. On January 19, 2017, we declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2016, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2017 to unitholders of record as of February 7, 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2016 and 2015:

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

If actual collection results are not consistent with our judgments, we may experience an increase in uncollectible receivables. A 10% increase in our allowance for doubtful accounts would result in a decrease in net income of approximately $0.4 million.

Depreciation
Depreciation expense is computed using the straight-line method over the useful life of the assets.
Determination of depreciation expense requires judgment regarding estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, estimates are reviewed to determine if any changes in the underlying assumptions are needed.

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $8.0 million, resulting in a corresponding reduction in net income.

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
Applying this impairment review methodology, in 2016 we recorded an impairment charge of $15.3 million in our Terminalling and Storage segment and $11.7 million in our Marine Transportation segment. In 2015 we recorded an impairment charge of $9.3 million in our Terminalling and Storage segment and $1.3 million in our Marine Transportation segment. During 2014, we recorded an impairment charge of $3.4 million in our Marine Transportation segment.

Impairment of Goodwill

Goodwill is subject to a fair-value based impairment test on an annual basis, or more frequently if events or changes in circumstances indicate that the fair value of any of our reporting units is less than its carrying amount. When assessing the recoverability of goodwill , we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit , a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.

As part of the quantitative evaluation, we determine fair value using accepted valuation techniques, including discounted cash flow, the guideline public company method and the guideline transaction method. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations.

During the second quarter of 2016, we determined that based on a continued decrease in the demand for utilization and transportation day rates forecasted in our Marine Transportation reporting unit, an impairment of goodwill may exist. Based on the results of our impairment analysis, we determined that a $4.1 million impairment loss of all goodwill in the Marine Transportation reporting unit was incurred during the year ended December 31, 2016. See note 2 for more information. Based on the most recent annual review as of August 31, 2016, no impairment exists with the remaining goodwill.

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

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2016, 2015 and 2014, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.0 million, $13.7 million and $12.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2016, 2015, and 2014, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$31,652	$38,380	$(11,705)
Less: (Income) loss from discontinued operations, net of income taxes	—	(1,215)	5,338
Income (loss) from continuing operations	31,652	37,165	(6,367)
Adjustments:
Interest expense	46,100	43,292	42,203
Income tax expense	726	1,048	1,137
Depreciation and amortization	92,132	92,250	68,830
EBITDA	170,610	173,755	105,803
Adjustments:
Equity in earnings of unconsolidated entities	(4,714)	(8,986)	(5,466)
(Gain) loss on sale of property, plant and equipment	(33,400)	2,149	1,353
Gain on retirement of senior unsecured notes	—	(1,242)	—
Impairment of long lived assets	26,953	10,629	3,445
Impairment of goodwill	4,145	—	—
Unrealized mark to market on commodity derivatives	4,579	(675)	818
Reduction in fair value of investment in Cardinal due to purchase of the controlling interest	—	—	30,102
Debt prepayment premium	—	—	7,767
Distributions from unconsolidated entities	7,500	11,200	4,323
Unit-based compensation	904	1,429	817
Adjusted EBITDA	176,577	188,259	148,962
Adjustments:
Interest expense	(46,100)	(43,292)	(42,203)
Income tax expense	(726)	(1,048)	(1,137)
Amortization of deferred debt issuance costs	3,684	4,859	6,263
Amortization of debt discount	—	—	1,305
Amortization of debt premium	(306)	(324)	(245)
Non-cash mark to market on interest rate derivatives	(206)	206	—
Payments for plant turnaround costs	(2,061)	(1,908)	(3,974)
Maintenance capital expenditures	(17,163)	(12,902)	(14,556)
Distributable Cash Flow	$113,699	$133,850	$94,415

Results of Operations

The results of operations for the years ended December 31, 2016, 2015, and 2014 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2016, 2015, and 2014.

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

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets disposed of on February 12, 2015 for the years ended December 31, 2015 and 2014. See Item 8, Note 5.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$44,143	$(3,483)	$40,660
Natural gas services	391,333	—	391,333	38,382	3,056	41,438
Sulfur services	141,058	—	141,058	26,815	(3,422)	23,393
Marine transportation	61,233	(2,943)	58,290	(19,888)	3,849	(16,039)
Indirect selling, general and administrative	—	—	—	(16,794)	—	(16,794)
Total	$835,987	$(8,596)	$827,391	$72,658	$—	$72,658

Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$18,750	$(3,046)	$15,704
Natural gas services	523,160	—	523,160	38,611	2,609	41,220
Sulfur services	170,161	—	170,161	27,113	(3,509)	23,604
Marine transportation	81,784	(3,031)	78,753	4,630	3,946	8,576
Indirect selling, general and administrative	—	—	—	(18,951)	—	(18,951)
Total	$1,045,545	$(8,701)	$1,036,844	$70,153	$—	$70,153

Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$27,007	$(2,014)	$24,993
Natural gas services	1,013,835	—	1,013,835	30,610	3,964	34,574
Sulfur services	215,471	—	215,471	25,656	(6,191)	19,465
Marine transportation	97,049	(5,677)	91,372	3,310	4,241	7,551
Indirect selling, general and administrative	—	—	—	(18,712)	—	(18,712)
Total	$1,653,009	$(10,868)	$1,642,141	$67,871	$—	$67,871

Terminalling and Storage Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$128,783	$138,614	$(9,831)	(7)%
Products	113,580	131,826	(18,246)	(14)%
Total revenues	242,363	270,440	(28,077)	(10)%

Cost of products sold	96,344	115,460	(19,116)	(17)%
Operating expenses	71,831	83,917	(12,086)	(14)%
Selling, general and administrative expenses	4,677	3,804	873	23%
Impairment of long-lived assets	15,252	9,305	5,947	64%
Depreciation and amortization	45,484	38,731	6,753	17%
	8,775	19,223	(10,448)	(54)%
Other operating income (loss), net	35,368	(473)	35,841	(7,577)%
Operating income	$44,143	$18,750	$25,393	135%

Lubricant sales volumes (gallons)	17,995	23,045	(5,050)	(22)%
Shore-based throughput volumes (gallons)	103,903	157,074	(53,171)	(34)%
Smackover refinery throughput volumes (barrels per day)	5,641	6,162	(521)	(8)%
Corpus Christi crude terminal throughput volumes (barrels per day)	66,167	154,381	(88,214)	(57)%

Services revenues. Services revenue decreased primarily as a result of decreased throughput volumes and pass-through revenues at our Corpus Christi crude terminal, which was sold on December 21, 2016.

Products revenues. A 22% decrease in sales volumes at our blending and packaging facilities resulted in a $15.6 million decrease to products revenues. The decline in volumes resulted primarily from the downturn in the energy industry, as well as increased price competition. Products revenues at our shore-based terminals decreased $2.3 million resulting from a 7% decrease in average sales price offset by a 3% increase in sales volume.

Cost of products sold.  A 22% decrease in sales volumes at our blending and packaging facilities resulted in an $11.9 million decrease in cost of products sold. Average cost per gallon decreased 8%, resulting in a $4.6 million decrease in cost of products sold. Cost of products sold at our shore-based terminals decreased $2.6 million resulting from a 7% decrease in average cost per gallon offset by a 3% increase in sales volumes.

Operating expenses. Operating expenses at our specialty terminals decreased $9.0 million, primarily as a result of $3.9 million in decreased pass-through expenses at our Corpus Christi crude terminal, $4.2 million in decreased repairs and maintenance across our specialty terminals, and a $0.6 million decrease related to compensation expense across our specialty terminals. Operating expenses at our Smackover refinery decreased $1.8 million, primarily as a result of $1.8 million in decreased repairs and maintenance, $0.5 million in decreased compensation expense, $0.6 million in decreased utilities expense. These decreases were offset by an increase in property damage claims of $0.5 million and increased lease expense of $0.4 million. Operating expenses at our shore-based terminals decreased by $1.3 million primarily due to a decrease in freight expense of $0.4 million, compensation expense of $0.4 million, property tax expense of $0.3 million, and repairs and maintenance of $0.2 million.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.9 million, of which $0.3 million is the result of increased compensation expense and $0.2 million is the result of increased advertising in our blending and packaging operations and $0.4 million is due to increased legal fees at our shore-based terminals.

Depreciation and amortization.  The increase in depreciation and amortization is due to the impact of recent capital expenditures.

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment. The 2016 period includes the gain on the disposition of the CCCT Assets of $37.3 million.

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$138,614	$135,697	$2,917	2%
Products	131,826	190,957	(59,131)	(31)%
Total revenues	270,440	326,654	(56,214)	(17)%

Cost of products sold	115,460	175,246	(59,786)	(34)%
Operating expenses	83,917	83,504	413	—%
Selling, general and administrative expenses	3,804	3,565	239	7%
Impairment of long-lived assets	9,305	—	9,305
Depreciation and amortization	38,731	37,622	1,109	3%
	19,223	26,717	(7,494)	(28)%
Other operating income (loss), net	(473)	290	(763)	(263)%
Operating income	$18,750	$27,007	$(8,257)	(31)%

Lubricant sales volumes (gallons)	23,045	32,418	(9,373)	(29)%
Shore-based throughput volumes (gallons)	157,074	253,262	(96,188)	(38)%
Smackover refinery throughput volumes (barrels per day)	6,162	6,159	3	—%
Corpus Christi crude terminal (barrels per day)	154,381	164,223	(9,842)	(6)%

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

Cost of products sold.  A 43% decrease in sales volumes at our blending and packaging facilities resulted in a $44.4 million reduction in cost of products sold. Product sales volumes from our shore-based terminals increased 1%, resulting in a
$0.5 million increase in cost of products sold. The average cost per gallon at our blending and packaging facilities decreased 8% resulting in a reduction of $9.2 million in cost of products sold. The average cost per gallon at our shore-based terminals decreased 11%, resulting in a reduction of $6.7 million in cost of products sold.

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

Other operating income (loss), net.  Other operating income (loss), net represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$61,133	$64,858	$(3,725)	(6)%
Products	330,200	458,302	(128,102)	(28)%
Total revenues	391,333	523,160	(131,827)	(25)%

Cost of products sold	292,573	416,404	(123,831)	(30)%
Operating expenses	23,152	23,979	(827)	(3)%
Selling, general and administrative expenses	9,035	9,791	(756)	(8)%
Depreciation and amortization	28,081	34,072	(5,991)	(18)%
	38,492	38,914	(422)	(1)%
Other operating loss, net	(110)	(303)	193	(64)%
Operating income	$38,382	$38,611	$(229)	(1)%

Distributions from unconsolidated entities	$7,500	$11,200	$(3,700)	(33)%

NGLs Volumes (barrels)	9,532	14,340	(4,808)	(34)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe gas storage facilities.

Products Revenues. Our NGL average sales price per barrel increased $2.68, or 8%, resulting in an increase to products revenues of $38.5 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 34%, decreasing revenues $166.6 million.

Cost of products sold.   Our average cost per barrel increased $1.66, or 6%, increasing cost of products sold by $23.7 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 34% resulted in a $147.6 million decrease to cost of products sold. Our margins increased $1.03 per barrel, or 35% during the period.

Operating expenses.  Operating expenses decreased primarily due to a $0.6 million decrease in pipeline testing expense, $0.4 million in lower fuel expense at our gas storage facilities, $0.3 million decrease in maintenance expense at our gas storage facilities, $0.1 million decrease in NGLs employment expense and a $0.1 million decrease in utility expense related to our East Texas NGL pipeline. These decreases are offset by a $0.8 million increase from our Arcadia rail facility put into service in June 2015.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to a $0.3 million decrease in professional fees, $0.2 million decrease in bad debt expense, and a $0.2 million decrease in property tax expense.

Depreciation and amortization. Depreciation and amortization decreased primarily due to a $6.8 million decrease in amortization related to contracts acquired during the purchase of Cardinal Gas Storage, offset by a $0.8 million increase in depreciation expense related to recent capital expenditures.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$64,858	$22,991	$41,867	182%
Products	458,302	990,844	(532,542)	(54)%
Total revenues	523,160	1,013,835	(490,675)	(48)%

Cost of products sold	416,404	950,742	(534,338)	(56)%
Operating expenses	23,979	10,797	13,182	122%
Selling, general and administrative expenses	9,791	8,596	1,195	14%
Depreciation and amortization	34,072	13,090	20,982	160%
	38,914	30,610	8,304	27%
Other operating loss, net	(303)	—	(303)
Operating income	$38,611	$30,610	$8,001	26%

Distributions from unconsolidated entities	$11,200	$4,323	$6,877	159%

NGLs Volumes (barrels)	14,340	16,448	(2,108)	(13)%

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$10,800	$12,270	$(1,470)	(12)%
Products	130,258	157,891	(27,633)	(18)%
Total revenues	141,058	170,161	(29,103)	(17)%

Cost of products sold	88,325	115,133	(26,808)	(23)%
Operating expenses	13,771	15,279	(1,508)	(10)%
Selling, general and administrative expenses	3,861	3,805	56	1%
Depreciation and amortization	7,995	8,455	(460)	(5)%
	27,106	27,489	(383)	(1)%
Other operating loss, net	(291)	(376)	85	(23)%
Operating income	$26,815	$27,113	$(298)	(1)%

Sulfur (long tons)	797.0	856.0	(59.0)	(7)%
Fertilizer (long tons)	262.0	274.0	(12.0)	(4)%
Sulfur services volumes (long tons)	1,059.0	1,130.0	(71.0)	(6)%

Services Revenues.  Services revenues decreased $1.5 million as a result of renegotiation of contract terms effective January 2016.

Products Revenues.  Products revenues decreased $18.9 million as a result of a 12% decline in average sales price. Further, products revenues decreased an additional $8.7 million due to a 6% decrease in sales volumes, primarily related to a 7% decrease in sulfur volumes.

Cost of products sold.  An 18% decrease in prices reduced cost of products sold by $20.9 million, resulting from a decline in commodity prices. A 6% decrease in sales volumes decreased cost of products sold by $5.9 million. Margin per ton increased $1.76, or 5%.

Operating expenses.  Our operating expenses decreased primarily as a result of $0.8 million in lower fuel expense, $0.4 million in compensation expense, $0.3 million in terminal and thruput fees, $0.2 million in property taxes, $0.2 million in wharfage fees, and $0.2 million in other marine operating expenses (i.e. tug assist, waste disposal, harbor fees). Offsetting this decrease was an increase of $0.4 million in railcar repairs and maintenance and $0.2 million in outside towing.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015 and third quarter of 2016.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues:
Services	$12,270	$12,149	$121	1%
Products	157,891	203,322	(45,431)	(22)%
Total revenues	170,161	215,471	(45,310)	(21)%

Cost of products sold	115,133	160,144	(45,011)	(28)%
Operating expenses	15,279	17,136	(1,857)	(11)%
Selling, general and administrative expenses	3,805	4,359	(554)	(13)%
Depreciation and amortization	8,455	8,176	279	3%
	27,489	25,656	1,833	7%
Other operating loss, net	(376)	—	(376)
Operating income	$27,113	$25,656	$1,457	6%

Sulfur (long tons)	856.0	848.0	8.0	1%
Fertilizer (long tons)	274.0	306.0	(32.0)	(10)%
Sulfur services volumes (long tons)	1,130.0	1,154.0	(24.0)	(2)%

Revenues.  Products revenues decreased $42.1 million as a result of a 21% decrease in sales prices for both sulfur and fertilizer products. Further, products revenues decreased an additional $3.3 million due to a 2% decrease in sales volumes, primarily related to decreased fertilizer volumes.

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$61,233	$81,784	$(20,551)	(25)%
Operating expenses	53,118	63,412	(10,294)	(16)%
Selling, general and administrative expenses	18	417	(399)	(96)%
Impairment of long-lived assets	11,701	1,324	10,377	784%
Impairment of goodwill	4,145	—	4,145
Depreciation and amortization	10,572	10,992	(420)	(4)%
	(18,321)	5,639	(23,960)	(425)%
Other operating loss, net	(1,567)	(1,009)	(558)	55%
Operating income (loss)	$(19,888)	$4,630	$(24,518)	(530)%

Inland revenues.  An $11.1 million decrease in inland revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $6.8 million decrease in offshore revenue is the result of decreased utilization of the offshore fleet, partially offset by the recognition of previously deferred revenues of $1.5 million.

Pass-through revenues.  A $3.1 million decrease in pass-through revenues was primarily related to fuel.

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $3.0 million, compensation expense of $3.2 million, lower repairs and maintenance of $5.3 million and operating supplies of $0.5 million. Offsetting these decreases were increases in claims expense of $0.5 million, fuel of $0.5 million, and outside towing of $0.8 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased due to a $0.2 million reduction in legal fees and a $0.2 million reduction in consulting fees.

Impairment of long-lived assets. This represents the loss on impairment of non-core operating assets.

Impairment of goodwill. This represents the loss on impairment of goodwill in the Marine Transportation segment during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization decreased as a result of recent capital expenditures offset by the disposal of property, plant and equipment.

Other operating loss, net.  Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revenues	$81,784	$97,049	$(15,265)	(16)%
Operating expenses	63,412	77,964	(14,552)	(19)%
Selling, general and administrative expenses	417	1,084	(667)	(62)%
Impairment of long lived assets	1,324	3,445	(2,121)	(62)%
Depreciation and amortization	10,992	9,942	1,050	11%
	5,639	4,614	1,025	22%
Other operating loss, net	(1,009)	(1,304)	295	(23)%
Operating income	$4,630	$3,310	$1,320	40%

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$4,715	$8,986	(4,271)	(48)%

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$7,500	$11,200	(3,700)	(33)%

Equity in earnings from WTLPG decreased primarily due to a decrease in transportation rates combined with an increase in repairs and maintenance on the asset. Distributions from WTLPG decreased $3.7 million.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Equity in earnings of WTLPG	$8,986	$3,076	$5,910	192%
Equity in earnings of Cardinal	—	892	(892)	(100)%
Equity in earnings of MET	—	1,498	(1,498)	(100)%
Equity in earnings of unconsolidated entities	$8,986	$5,466	$3,520	64%

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Distributions from WTLPG	$11,200	$2,600	$8,600	331%
Distributions from Cardinal	—	225	(225)	(100)%
Distributions from MET	—	1,498	(1,498)	(100)%
Distributions from unconsolidated entities	$11,200	$4,323	$6,877	159%

The investment in WTLPG was made in May 2014. Equity in earnings from WTLPG increased primarily due to 2015 representing a full year invested in the asset.

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

Interest Expense

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$19,482	$16,270	$3,212	20%
7.250 % senior unsecured notes	27,326	28,583	(1,257)	(4)%
Amortization of deferred debt issuance costs	3,684	4,859	(1,175)	(24)%
Amortization of debt discount and premium	(306)	(324)	18	(6)%
Impact of interest rate derivative activity, including cash settlements	(995)	(2,289)	1,294	(57)%
Other	291	387	(96)	(25)%
Capitalized interest	(1,126)	(1,944)	818	(42)%
Interest income	(2,256)	(2,250)	(6)	—%
Total interest expense, net	$46,100	$43,292	$2,808	6%

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2015 and 2014

	Year Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Revolving loan facility	$16,270	$12,684	$3,586	28%
8.875 % senior unsecured notes	—	3,882	(3,882)	(100)%
7.250 % senior unsecured notes	28,583	26,252	2,331	9%
Amortization of deferred debt issuance costs	4,859	6,263	(1,404)	(22)%
Amortization of debt discount and premium	(324)	1,059	(1,383)	(131)%
Cash settlements on interest rate swaps	(2,289)	(6,692)	4,403	(66)%
Other	387	944	(557)	(59)%
Capitalized interest	(1,944)	(1,437)	(507)	35%
Interest income	(2,250)	(752)	$(1,498)	199%
Total interest expense, net	$43,292	$42,203	$1,089	3%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2016	2015			2015	2014
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$16,795	$18,951	$(2,156)	(11)%	$18,951	$18,712	$239	1%

The decrease in indirect selling, general and administrative expenses from 2015 to 2016 is primarily a result of a $1.1 million reduction in legal, audit and other professional fees. Also contributing to this decrease was a $0.6 million reduction in allocated overhead expenses from Martin Resource Management as well as a $0.6 million decrease in employee related expenses.

Indirect selling, general and administrative expenses remained consistent from 2014 to 2015.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2016	2015			2015	2014
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$13,033	$13,679	$(646)	(5)%	$13,679	$12,535	$1,144	9%

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

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2017.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors - Risks Relating to Our Business" for a discussion of such risks.

Cash Flows - Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

The following table details the cash flow changes between the twelve months ended December 31, 2016 and 2015:

	Years Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$110,848	$182,572	$(71,724)	(39)%
Investing activities	63,839	(23,805)	87,644	368%
Financing activities	(174,703)	(158,778)	(15,925)	10%
Net decrease in cash and cash equivalents	$(16)	$(11)	$(5)	45%

Net cash provided by operating activities. The change in net cash provided by operating activities includes a decrease in operating results from continuing operations of $12.0 million, a decrease in distributions from WTLPG of $3.7 million, and a $57.4 million unfavorable variance in working capital and other non-current assets and liabilities. Offsetting was a decrease in cash used in discontinued operations of $1.4 million in 2016.

Net cash used in investing activities. Net cash increased as a result of an increase of $105.9 million in net proceeds from the sale of property, plant and equipment in 2016. Payments for capital expenditures and plant turnaround costs decreased $25.2 million in 2016. Offsetting these increases was a decrease due to the 2015 period including $41.3 million in cash proceeds from the disposition of certain floating storage assets classified as discontinued operations. The 2016 period also included an acquisition of intangible assets of $2.2 million compared to no acquisitions in 2015.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased for the year ended December 31, 2016 as a result of an increase in net repayments of long-term borrowings of $28.2 million. In 2016, we paid an additional $4.9 million in costs associated with our credit facility amendment compared to the previous period. Offsetting was a reduction of $15.1 million in quarterly cash distributions as well as an increase of $1.9 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Cash Flows - Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

The following table details the cash flow changes between the twelve months ended December 31, 2015 and 2014:

	Years Ended December 31,		Variance	Percent Change
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$182,572	$115,580	$66,992	58%
Investing activities	(23,805)	(324,663)	300,858	93%
Financing activities	(158,778)	192,583	(351,361)	182%
Net decrease in cash and cash equivalents	$(11)	$(16,500)	$16,489	(100)%

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Expansion capital expenditures	$4,977	$17,026	$19,107	$53,917
Maintenance capital expenditures	4,345	5,281	17,163	12,902
Plant turnaround costs	447	154	2,061	1,908
Total	$9,769	$22,461	$38,331	$68,727

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three and twelve months ended December 31, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made primarily on certain organic growth projects ongoing in our Natural Gas Services operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Sulfur Services, and Natural Gas Services segments to maintain our existing assets and operations during the three and twelve months ended December 31, 2016.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2016, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$443,000	$—	$—	$443,000	$—
2021 senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	28,008	6,153	12,790	9,065	—
Operating leases	33,006	10,458	9,669	4,430	8,449
Interest payable on fixed long-term obligations	111,790	27,101	54,201	30,488	—
Total contractual cash obligations	$989,604	$43,712	$76,660	$860,783	$8,449

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letter of Credit.  At December 31, 2016, we had outstanding irrevocable letters of credit in the amount of $1.4 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At December 31, 2016, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of December 31, 2016, we had $443.0 million outstanding under the revolving credit facility and $1.4 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $220.1 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of December 31, 2016, we have the ability to borrow approximately $55.5 million of that amount. We were in compliance with all financial covenants at December 31, 2016.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2016, the level of outstanding draws on our credit facility has ranged from a low of $443.0 million to a high of $586.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2016:

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

At December 31, 2016, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2016 is 3.00%.

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

The Partnership is in compliance with all debt covenants as of December 31, 2016 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2016, 2015 or 2014.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2016, 2015 or 2014.

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

We have entered into hedging transactions as of December 31, 2016 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a net notional quantity of 731,000 barrels settling during the period from January 31, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at December 31, 2016 in "Fair value of derivatives" as a current liability of $3.9 million. Based on the current net notional volume hedged as of December 31, 2016, a $0.10 change in the expected settlement price of these contracts would result in an impact of $3.1 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.76% as of December 31, 2016.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2016, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.4 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $377.9 million as of December 31, 2016, based on market prices of similar debt at December 31, 2016.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $11.7 million decrease in fair value of our long-term debt at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of Martin Midstream’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria establish in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2017 expressed an unqualified opinion on the effectiveness of Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting.

 /s/ KPMG LLP

Dallas, Texas
February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors
Martin Midstream GP LLC:

We have audited Martin Midstream Partners L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Martin Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on Martin Midstream’s internal control over financial reporting based on our audit.

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

In our opinion, Martin Midstream Partners L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 15, 2017

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2016	2015
Assets
Cash	$15	$31
Trade and accrued accounts receivable, less allowance for doubtful accounts of $372 and $430 respectively	80,508	74,355
Product exchange receivables	207	1,050
Inventories	82,631	75,870
Due from affiliates	11,567	10,126
Fair value of derivatives	—	675
Other current assets	3,296	5,718
Assets held for sale	15,779	—
Total current assets	194,003	167,825

Property, plant and equipment, at cost	1,224,277	1,387,814
Accumulated depreciation	(378,593)	(404,574)
Property, plant and equipment, net	845,684	983,240

Goodwill	17,296	23,802
Investment in unconsolidated entities	129,506	132,292
Notes receivable - Martin Energy Trading LLC	15,000	15,000
Intangibles and other assets, net	44,874	58,314
	$1,246,363	$1,380,473
Liabilities and Partners’ Capital
Trade and other accounts payable	$70,249	$81,180
Product exchange payables	7,360	12,732
Due to affiliates	8,474	5,738
Income taxes payable	870	985
Fair value of derivatives	3,904	—
Other accrued liabilities	26,717	18,533
Total current liabilities	117,574	119,168

Long-term debt, net	808,107	865,003
Fair value of derivatives	—	206
Other long-term obligations	8,676	2,217
Total liabilities	934,357	986,594
Commitments and contingencies
Partners’ capital	312,006	393,879
	$1,246,363	$1,380,473

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Terminalling and storage *	$123,132	$132,945	$130,506
Marine transportation *	58,290	78,753	91,372
Natural gas storage services *	61,133	64,858	22,991
Sulfur services	10,800	12,270	12,149
Product sales: *
Natural gas services	330,200	458,302	990,844
Sulfur services	130,258	157,891	203,322
Terminalling and storage	113,578	131,825	190,957
	574,036	748,018	1,385,123
Total revenues	827,391	1,036,844	1,642,141

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	289,516	413,795	948,765
Sulfur services *	87,963	114,766	159,782
Terminalling and storage *	94,175	112,836	172,069
	471,654	641,397	1,280,616
Expenses:
Operating expenses *	158,864	183,466	184,049
Selling, general and administrative *	34,385	36,788	36,316
Impairment of long-lived assets	26,953	10,629	3,445
Impairment of goodwill	4,145	—	—
Depreciation and amortization	92,132	92,250	68,830
Total costs and expenses	788,133	964,530	1,573,256
Other operating income (loss), net	33,400	(2,161)	(1,014)
Operating income	72,658	70,153	67,871

Other income (expense):
Equity in earnings of unconsolidated entities	4,714	8,986	5,466
Debt prepayment premium	—	—	(7,767)
Interest expense, net	(46,100)	(43,292)	(42,203)
Gain on retirement of senior unsecured notes	—	1,242	—
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	—	—	(30,102)
Other, net	1,106	1,124	1,505
Total other income (expense)	(40,280)	(31,940)	(73,101)
Net income (loss) before taxes	32,378	38,213	(5,230)
Income tax expense	(726)	(1,048)	(1,137)
Income (loss) from continuing operations	31,652	37,165	(6,367)
Income (loss) from discontinued operations, net of income taxes	—	1,215	(5,338)
Net income (loss)	31,652	38,380	(11,705)
Less general partner's interest in net (income) loss	(8,419)	(16,338)	(3,503)
Less (income) loss allocable to unvested restricted units	(90)	(140)	32
Limited partner's interest in net income (loss)	$23,143	$21,902	$(15,176)

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2016	2015	2014
Revenues:
Terminalling and storage	$82,437	$78,233	$74,467
Marine transportation	21,767	27,724	24,389
Natural gas services	699	878	—
Product sales	3,034	5,671	7,661
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	22,886	25,797	37,703
Sulfur services	15,339	16,579	18,390
Terminalling and storage	13,838	17,718	36,341
Expenses:
Operating expenses	70,841	77,871	79,577
Selling, general and administrative	25,890	24,968	23,679

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$23,143	$21,208	$(8,255)
Discontinued operations	—	694	(6,921)
	$23,143	$21,902	$(15,176)
General partner interest:
Continuing operations	$8,419	$15,821	$1,906
Discontinued operations	—	517	1,597
	$8,419	$16,338	$3,503

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$0.65	$0.60	$(0.27)
Discontinued operations	—	0.02	(0.22)
	$0.65	$0.62	$(0.49)

Weighted average limited partner units - basic	35,347	35,309	30,785

Diluted:
Continuing operations	$0.65	$0.60	$(0.27)
Discontinued operations	—	0.02	(0.22)
	$0.65	$0.62	$(0.49)

Weighted average limited partner units - diluted	35,375	35,372	30,785

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands)

	Partners’ Capital
	Common		General Partner
	Units	Amount	Amount	Total
Balances – December 31, 2013	26,625,026	$254,028	$6,389	$260,417

Net loss	—	(15,208)	3,503	(11,705)
Issuance of common units, net	8,743,386	331,728	—	331,728
Issuance of restricted units	8,900	—	—	—
Forfeiture of restricted units	(5,000)	—	—	—
General partner contribution	—	—	7,007	7,007
Cash distributions	—	(95,197)	(2,171)	(97,368)
Excess purchase price over carrying value of acquired assets	—	(4,948)	—	(4,948)
Unit-based compensation	—	817	—	817
Purchase of treasury units	(6,400)	(277)	—	(277)
Balances – December 31, 2014	35,365,912	470,943	14,728	485,671

Net income	—	22,042	16,338	38,380
Issuance of common units, net	—	(590)	—	(590)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,250)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(115,229)	(18,087)	(133,316)
Reimbursement of excess purchase price over carrying value of acquired assets	—	2,250	—	2,250
Unit-based compensation	—	1,429	—	1,429
Balances – December 31, 2015	35,456,612	380,845	13,034	393,879

Net income	—	23,233	8,419	31,652
Issuance of common units, net	—	(29)	—	(29)
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(2,250)	—	—	—
Cash distributions	—	(104,137)	(14,041)	(118,178)
Reimbursement of excess purchase price over carrying value of acquired assets	—	4,125	—	4,125
Unit-based compensation	—	904	—	904
Purchase of treasury units	(16,100)	(347)	—	(347)
Balances – December 31, 2016	35,452,062	$304,594	$7,412	$312,006

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$31,652	$38,380	$(11,705)
Less: (Income) loss from discontinued operations	—	(1,215)	5,338
Net income (loss) from continuing operations	31,652	37,165	(6,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,132	92,250	68,830
Amortization of deferred debt issue costs	3,684	4,859	6,263
Amortization of discount on notes payable	—	—	1,305
Amortization of premium on notes payable	(306)	(324)	(245)
(Gain) loss on disposition or sale of property, plant, and equipment	(33,400)	2,149	1,353
Gain on retirement of senior unsecured notes	—	(1,242)	—
Impairment of long lived assets	26,953	10,629	3,445
Impairment of goodwill	4,145	—	—
Equity in earnings unconsolidated entities	(4,714)	(8,986)	(5,466)
Reduction in fair value of investment in Cardinal due to the purchase of the controlling interest	—	—	30,102
Derivative (income) loss	4,133	(3,107)	(5,877)
Net cash received for commodity derivatives	(550)	143	3
Net cash received for interest rate derivatives	160	—	—
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	630	2,495	6,692
Unit-based compensation	904	1,429	817
Preferred dividends from Martin Energy Trading	—	—	1,498
Return on investment	7,500	11,200	2,600
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(6,153)	59,479	29,025
Product exchange receivables	843	1,996	(319)
Inventories	(6,761)	12,799	5,680
Due from affiliates	(1,441)	4,386	(2,413)
Other current assets	2,478	891	4,123
Trade and other accounts payable	3,254	(44,153)	(26,349)
Product exchange payables	(5,372)	2,336	801
Due to affiliates	2,736	866	2,276
Income taxes payable	(115)	(189)	(30)
Other accrued liabilities	686	(2,802)	1,084
Change in other non-current assets and liabilities	(12,230)	(345)	181
Net cash provided by continuing operating activities	110,848	183,924	119,012
Net cash used in discontinued operating activities	—	(1,352)	(3,432)
Net cash provided by operating activities	110,848	182,572	115,580
Cash flows from investing activities:
Payments for property, plant, and equipment	(40,455)	(65,791)	(84,307)
Acquisitions, net of cash acquired	(2,150)	—	(102,696)
Payments for plant turnaround costs	(2,061)	(1,908)	(3,974)
Proceeds from sale of property, plant, and equipment	108,505	2,644	1,030
Proceeds from involuntary conversion of property, plant and equipment	—	—	2,475
Investments in unconsolidated entities	—	—	(134,030)
Return of investments from unconsolidated entities	—	—	225
Contributions to unconsolidated entities for operations	—	—	(3,386)
Net cash provided by (used in) continuing investing activities	63,839	(65,055)	(324,663)
Net cash provided by discontinued investing activities	—	41,250	—
Net cash provided by (used in) investing activities	63,839	(23,805)	(324,663)
Cash flows from financing activities:
Payments of long-term debt	(386,700)	(308,836)	(1,533,087)
Proceeds from long-term debt	331,700	282,000	1,493,250
Net proceeds from issuance of common units	(29)	(590)	331,728
General partner contributions	—	55	7,007
Excess purchase price over carrying value of acquired assets	—	—	(4,948)
Reimbursement of excess purchase price over carrying value of acquired assets	4,125	2,250	—
Purchase of treasury units	(347)	—	(277)
Payments of debt issuance costs	(5,274)	(341)	(3,722)
Cash distributions paid	(118,178)	(133,316)	(97,368)
Net cash provided by (used in) financing activities	(174,703)	(158,778)	192,583

Net decrease in cash	(16)	(11)	(16,500)
Cash at beginning of year	31	42	16,542
Cash at end of year	$15	$31	$42

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

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2016 or 2015.

As discussed in Note 5, on February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the years ended December 31, 2015 and and 2014.

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

When assessing the recoverability of goodwill and other intangible assets, the Partnership may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other intangible asset is less than its carrying amount. After assessing qualitative factors, if the Partnership determines that it is not more likely than not that the fair value of a reporting unit or other intangible asset is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit or other intangible asset, a quantitative analysis will be performed. The Partnership may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.

Of the Partnership's four reporting units, the terminalling and storage, natural gas services, and sulfur services reporting units contain goodwill. During the second quarter of 2016, the Partnership experienced an impairment of all the goodwill in the Partnership's marine transportation reporting unit. See Note 8 for more information.

In performing a quantitative analysis, recoverability of goodwill for each reporting unit is measured using a weighting of the discounted cash flow method and two market approaches (the guideline public company method and the guideline transaction method). The discounted cash flow model incorporates discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and company specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, the Partnership calculates an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing

Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could give rise to future impairment. Changes to these estimates and assumptions can include, but may not be limited to, varying commodity prices, volume changes and operating costs due to market conditions and/or alternative providers of services.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2016, 2015 or 2014.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $5,274, $341 and $3,722 in the years ended December 31, 2016, 2015 and 2014, respectively.

During 2016, the Partnership made certain strategic amendments to its credit facility which, among other things, decreased its borrowing capacity from $700,000 to $664,444 and extended the maturity date of the facility from March 28, 2018 to March 28, 2020. In connection with the amendment, the Partnership expensed $820 of unamortized debt issuance costs determined not to have continuing benefit.

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

Due to the redemption of the remaining $175,000 of 8.875% senior unsecured notes in 2014 and a reduction in the number of lenders under the Partnership’s multi-bank credit agreement, $3,078 of the existing debt issuance costs were determined not to have continuing benefit and were expensed during the year ended December 31, 2014.

Remaining unamortized deferred issuance costs are amortized over the term of each respective revised debt arrangement.

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,684, $4,859 and $6,263 for the years ended December 31, 2016, 2015 and 2014, respectively.  Accumulated amortization amounted to $14,265 and $10,581 at December 31, 2016 and 2015, respectively.

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

In the fourth quarter of 2016, the Partnership identified a triggering event related to certain organic growth projects in the Smackover Refinery and Specialty Terminals divisions of the Partnership's Terminalling and Storage segment. These triggering events were the decision to not move forward with certain expansion projects due to the evaporation of the economic viability of the projects. Additionally, a triggering event was identified related to the planned disposition of certain assets that were no longer deemed core assets to the Partnership's Martin Lubricants division. As a result, an impairment charge of $15,252 was recorded in the Terminalling and Storage segment results of operations for the year ended December 31, 2016. In the fourth quarter of 2016, the Partnership identified a triggering event related to the planned disposition of certain assets that were no longer deemed core assets in the Partnership's Marine Transportation business. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $11,701 was recorded in the Marine Transportation segment results of operations in the fourth quarter of 2016.

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

(m)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2016, 2015 and 2014, the conflicts committee of the Partnership's general partner ("Conflicts Committee") approved reimbursement amounts of  $13,033, $13,679 and $12,535, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Partnership does not anticipate that ASU 2016-15 will have a material effect on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Partnership is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method. This includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective on January 1, 2017. The Partnership does not anticipate that ASU 2015-11 will have a material effect on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently determining the overall impacts that ASU 2014-09 will have on its contract

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

portfolio and consolidated financial statements, and anticipate testing its new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Partnership's approach will include performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The Partnership currently intends on adopting the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership is currently in the process of evaluating the effect the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The Partnership’s results of operations from the Cardinal acquisition include revenues and net income of $61,233 and $16,157, respectively, for the year ended December 31, 2016, $64,881 and $11,899, respectively, for the year ended December 31, 2015, and revenues and net income of $22,991 and $1,916, respectively, for the period from August 29, 2014 to December 31, 2014.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(5)	Discontinued Operations, Divestitures, and Assets Held for Sale

Long-Lived Assets Held for Sale

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. These assets were deemed non-core due to the each asset's inability to generate cash flows in recent quarters as well as the expected cash flows in future quarters. As a result, an impairment charge of $15,252 and $11,701 was recorded in the Terminalling and Storage and Marine Transportation segments, respectively, for the year ended December 31, 2016 and was presented as "Impairment of long-lived assets" in the Partnership's Consolidated Statements of Operations. At December 31, 2016, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the assets' fair value less cost to sell by segment in current assets as follows:

December 31, 2016

Terminalling and storage	$10,852
Marine transportation	4,927
Assets held for sale	$15,779

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestitures

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $43,804, $10,880, and $16,241 for the years ended December 31, 2016, 2015, and 2014, respectively.

The divestiture of the CCCT Assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of Floating Storage Assets. On February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the Floating Storage Assets for $41,250. These assets were acquired on February 28, 2013. The Partnership classified the results of operations of these assets, which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the Consolidated Statements of Operations for 2015 and 2014. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Floating Storage Assets’ operating results, which are included in income from discontinued operations, were as follows:

	Year Ended December 31,
	2016	2015	2014

Total revenues from third parties[1]	$—	$791	$51,264
Total costs and expenses and other, net, excluding depreciation and amortization	—	1,038	55,068
Depreciation and amortization	—	—	1,534
Other operating income, net [2]	—	1,462	—
Income (loss) from discontinued operations before income taxes	—	1,215	(5,338)
Income tax expense	—	—	—
Income (loss) from discontinued operations, net of income taxes	$—	$1,215	$(5,338)

1 Total revenues from third parties excludes intercompany revenues of $0 and $0 and $5,241 for the years ended December 31, 2016, 2015 and 2014, respectively.

2 Other operating income, net represents the gain on the disposition of the Floating Storage Assets.

(6)	Inventories

Components of inventories at December 31, 2016 and 2015 were as follows:

	2016	2015
Natural gas liquids	$33,656	$20,959
Sulfur	8,521	13,812
Sulfur based products	19,107	19,400
Lubricants	18,276	18,675
Other	3,071	3,024
	$82,631	$75,870

(7)	Property, Plant and Equipment

At December 31, 2016 and 2015, property, plant and equipment consisted of the following:

	Depreciable Lives	2016	2015
Land	—	$20,679	$23,931
Improvements to land and buildings	10-25 years	135,852	159,160
Storage equipment	5-50 years	168,839	191,095
Marine vessels	4-25 years	181,659	257,858
Operating plant and equipment	3-50 years	620,303	631,728
Base Gas	—	43,799	43,799
Furniture, fixtures and other equipment	3-20 years	19,034	4,375
Transportation equipment	3-7 years	1,738	2,237
Construction in progress		32,374	73,631
		$1,224,277	$1,387,814

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $72,405, $67,134 and $56,309.

Additions to property, plant and equipment included in accounts payable at December 31, 2016 and 2015 were $1,819 and $6,004, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(8)     Goodwill

The following table represents the goodwill balance at December 31, 2015, changes during the year, and the resulting balances at December 31, 2016:

	2015	Impairment[1]	CCCT Assets[2]	2016
Carrying amount of goodwill:
Terminalling and storage	$14,229	$—	$(2,361)	$11,868
Natural gas services	79	—	—	$79
Sulfur services	5,349	—	—	$5,349
Marine transportation	4,145	(4,145)	—	$—
Total goodwill	$23,802	$(4,145)	$(2,361)	$17,296

1 During the second quarter of 2016, the Partnership determined that the state of market conditions in the Marine Transportation reporting unit, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the second quarter of 2016. The Partnership did not recognize any other goodwill impairment losses for the year ended December 31, 2016.

2 This change represents goodwill disposed of as part of the Partnership's divestiture of the CCCT Assets. See Note 5.

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

The Partnership’s future minimum lease obligations as of December 31, 2016 consist of the following:

Fiscal year	Operating Leases

2017	$10,458
2018	5,633
2019	4,036
2020	3,389
2021	1,041
Thereafter	8,449
Total	$33,006

Rent expense for continuing operating leases for the years ended December 31, 2016, 2015 and 2014 was $19,005, $18,831 and $18,724, respectively.

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

These investments are accounted for by the equity method. Selected financial information for significant unconsolidated equity method investees is as follows:

	As of December 31,			Years ended December 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income
2016
WTLPG	$812,464	$—	$790,406	$88,468	$23,883
2015
WTLPG	$819,342	$—	$804,023	$100,708	$46,294
2014
WTLPG	$827,697	$—	$818,546	$95,315	$38,698

Cardinal[1]	$—	$—	$—	$46,488	$1,911

1 Financial information for Cardinal includes revenues and net income for the 2014 period prior to the Partnership's acquisition of the 57.8% interest not previously owned.

As of December 31, 2016 and 2015, the Partnership’s interest in cash of the unconsolidated equity method investees was $631 and $1,060, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2016	2015
Commodity derivative contracts, net	$(3,904)	$675
Interest rate derivative contracts	—	(206)

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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - MET	$15,000	$15,797	$15,000	$15,830
2021 Senior unsecured notes	372,239	377,882	371,861	318,000

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of December 31, 2016 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a notional quantity of 731,000 barrels settling during the period from January 31, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. MET serves as the counterparty for all positions outstanding at December 31, 2016.

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

During the twelve months ended December 31, 2016 and 2015, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions"). In connection with the interest rate swaption contracts, the Partnership received premiums of $630 and $2,495, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated Balance Sheet, during the twelve months ended December 31, 2016 and 2015, respectively. Each of the interest rate swaptions was fully amortized as of December 31, 2016. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the twelve months ended December 31, 2016 and 2015, the Partnership recognized $630 and $2,495, respectively, of premium in "Interest expense, net" on the Partnership's Consolidated Statement of Operations related to the interest rate swaption contracts.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$675	Fair value of derivatives	$3,904	$—
Derivatives not designated as hedging instruments:	Non Current:			Non Current:
Interest rate contracts	Fair value of derivatives	—	—	Fair value of derivatives	—	206
Total derivatives not designated as hedging instruments		$—	$675		$3,904	$206

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Twelve Months Ended December 31, 2016, 2015, and 2014

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$(630)	$2,495	$—
Interest rate contracts	Interest expense	(366)	(206)	6,692
Commodity contracts	Cost of products sold	5,129	818	—
Commodity contracts	Other income	—	—	(815)
Total derivatives not designated as hedging instruments		$4,133	$3,107	$5,877

(13)    Related Party Transactions

As of December 31, 2016, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 17.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2016, of approximately 17.7% of the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business;
◦

◦	operating a crude oil, natural gas, natural gas liquids, and biofuels optimization business; and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Effective January 1, 2017, through December 31, 2017, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $13,033, $13,679 and $12,535 of indirect expenses for the years ended December 31, 2016, 2015 and 2014, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management dated November 1, 2002 under which Martin Resource Management provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of a price index.  Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management.

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution.  The per gallon throughput fee the Partnership charges under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was amended on January 1, 2017 to reduce the minimum throughput requirements under such agreement.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2016	2015	2014
Terminalling and storage	$82,437	$78,233	$74,467
Marine transportation	21,767	27,724	24,389
Natural gas services	699	878	—
Product sales:
Natural gas services	8	196	3,064
Sulfur services	2,006	3,639	3,921
Terminalling and storage	1,020	1,836	676
	3,034	5,671	7,661
	$107,937	$112,506	$106,517

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas services	$22,886	$25,797	$37,703
Sulfur services	15,339	16,579	18,390
Terminalling and storage	13,838	17,718	36,341
	$52,063	$60,094	$92,434

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Marine transportation	$28,107	$32,373	$37,703
Natural gas services	9,258	8,639	4,870
Sulfur services	5,995	6,928	7,479
Terminalling and storage	27,481	29,931	29,525
	$70,841	$77,871	$79,577

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Marine transportation	$30	$29	$30
Natural gas services	7,566	6,216	6,039
Sulfur services	2,732	2,760	3,201
Terminalling and storage	2,526	2,284	1,874
Indirect overhead allocation, net of reimbursement	13,036	13,679	12,535
	$25,890	$24,968	$23,679

Other Related Party Transactions

As discussed in Note 10, during March 2013, the Partnership acquired 100% of the preferred interests in MET, a subsidiary of Martin Resource Management, for $15,000. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15,000 note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. The note is recorded in "Note receivable - Martin Energy Trading LLC" on the Partnership's Consolidated Balance Sheet. Interest income for the years ended December 31, 2016, 2015, and 2014 was $2,256, $2,250 and $752, respectively, and is included in "Interest expense, net" in the Consolidated Statements of Operations.

As discussed in Note 12, during the twelve months ended December 31, 2016 and 2015, the Partnership entered into certain derivative financial instruments through June 30, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET served as counterparty to the outstanding positions at December 31, 2016 and 2015.

(14)	Supplemental Balance Sheet Information

Components of "Intangibles and other assets, net" at December 31, 2016 and 2015 were as follows:

	2016	2015
Customer contracts and relationships, net	$36,528	$50,452
Other intangible assets	2,280	1,818
Other	6,066	6,044
	$44,874	$58,314

Other intangible assets consist of covenants not-to-compete, technology-based assets, and customer relationships.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $19,548, $22,115, and $9,772, for the years ended December 31, 2016, 2015 and 2014, respectively, and accumulated amortization amounted to $48,876 and $32,842 at December 31, 2016 and 2015, respectively.

Estimated amortization expense for customer contract and relationships and other intangible assets for the years subsequent to December 31, 2016 are as follows: 2017 - $11,804; 2018 - $7,472; 2019 - $4,471; 2020 - $4,440; 2021 - $4,319; subsequent years - $6,302.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Components of "Other accrued liabilities" at December 31, 2016 and 2015 were as follows:

	2016	2015
Accrued interest	$10,629	$10,365
Asset retirement obligations	7,953	—
Property and other taxes payable	6,443	6,668
Accrued payroll	1,672	1,389
Other	20	111
	$26,717	$18,533

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2016	2015
	(In thousands)

Beginning asset retirement obligations	$2,163	$2,052
Revisions to existing liabilities[1]	14,379	—
Accretion	178	111
Liabilities settled	(302)	—
Ending asset retirement obligations	16,418	2,163
Current portion of asset retirement obligations[2]	(7,953)	—
Long-term portion of asset retirement obligations[3]	$8,465	$2,163

1Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining useful life of the assets. The 2016 revisions reflect changes in removal cost estimates and the estimated remaining useful life of assets.

2The current portion of asset retirement obligations is included in "Other current liabilities" on the Partnership's Consolidated Balance Sheets.

3The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated Balance Sheets.

(15)    Long-Term Debt

At December 31, 2016 and 2015, long-term debt consisted of the following:

	2016	2015
$664,444[1] Revolving credit facility at variable interest rate (3.76%[2] weighted average at December 31, 2016), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $7,132 and $4,858, respectively[3]	$435,868	$493,142
$400,000 Senior notes, 7.25% interest, including unamortized premium of $1,262 and $1,568, respectively, also net of unamortized debt issuance costs of $2,823 and $3,507 respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[3,4]	372,239	371,861
Total long-term debt	$808,107	$865,003

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

     1 On April 27, 2016, the Partnership made certain strategic amendments to its credit facility which, among other things, decreased its borrowing capacity from $700,000 to $664,444 and extended the maturity date of the facility from March 28, 2018 to March 28, 2020. The reduction in capacity resulted in the write-off of $820 of deferred debt costs.

2 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2016 and December 31, 2015 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2016 is 3.00%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

3 The Partnership is in compliance with all debt covenants as of December 31, 2016.

4 The 2021 indentures restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets. Many of these covenants will terminate if the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred.
The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $46,046, $43,376, and $37,112 for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest was $1,126, $1,944, and $1,437 for the years ended December 31, 2016, 2015 and 2014, respectively.

(16)     Partners' Capital

As of December 31, 2016, partners’ capital consisted of 35,452,062 common limited partner units, representing a 98% partnership interest and a 2.0% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 17.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2.0% general partnership interest.

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

For the years ended December 31, 2016, 2015 and 2014, the general partner was allocated $7,786, $15,571, and $0 in incentive distributions.

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

	Years Ended December 31,
	2016	2015	2014
Continuing operations:
Income (loss) from continuing operations	$31,652	$37,165	$(6,367)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	7,786	15,078	2,033
Distributions payable on behalf of general partner interest	2,058	2,585	1,181
General partner interest in undistributed loss	(1,425)	(1,842)	(1,308)
Less income (loss) allocable to unvested restricted units	90	136	(18)
Limited partners’ interest in net income (loss)	$23,143	$21,208	$(8,255)

	Years Ended December 31,
	2016	2015	2014
Discontinued operations:
Income (loss) from discontinued operations	$—	$1,215	$(5,338)
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	493	1,704
Distributions payable on behalf of general partner interest	—	84	990
General partner interest in undistributed loss	—	(60)	(1,097)
Less income (loss) allocable to unvested restricted units	—	4	(14)
Limited partners’ interest in net income (loss)	$—	$694	$(6,921)

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The weighted average units outstanding for basic net income per unit were 35,347,032, 35,308,649 and 30,785,035 for the years ended December 31, 2016, 2015 and 2014, respectively.  All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented. For diluted net income per unit, the weighted average units outstanding were increased by 28,231 and 62,880 for the years ended December 31, 2016 and 2015, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan. All common unit equivalents were antidilutive for the year ended December 31, 2014 because the limited partners were allocated a net loss in this period.

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

	For the Year Ended December 31,
	2016	2015	2014
Employees	$783	$1,338	$537
Non-employee directors	121	91	280
Total unit-based compensation expense	$904	$1,429	$817

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2016 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	150,474	$28.89
Granted	13,800	$15.13
Vested	(58,224)	$30.61
Forfeited	(2,250)	$28.50
Non-Vested, end of year	103,800	$26.54

Aggregate intrinsic value, end of year	$1,905
A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2016, 2015 and 2014 is provided below:

	For the Year Ended December 31,
	2016	2015	2014
Aggregate intrinsic value of units vested	$1,233	$110	$514
Fair value of units vested	$1,773	$128	$450

As of December 31, 2016, there was $1,058 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of December 31, 2016, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

(18)    Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $726, $1,048 and $1,137 were recorded in income tax expense for the years ended December 31, 2016, 2015 and 2014, respectively.

A current income tax liability of $870, and $985 existed at December 31, 2016 and 2015, respectively.

Cash paid for income taxes was $841, $1,237, and $1,167 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, the tax years that remain open to assessment by federal and state jurisdictions are 2013-2015.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets for 2015 and 2014. See Note 5.

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$45,484	$40,660	$26,097
Natural gas services	391,333	—	391,333	28,081	41,438	4,807
Sulfur services	141,058	—	141,058	7,995	23,393	5,093
Marine transportation	61,233	(2,943)	58,290	10,572	(16,039)	2,334
Indirect selling, general, and administrative	—	—	—	—	(16,794)	—
Total	$835,987	$(8,596)	$827,391	$92,132	$72,658	$38,331

Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$38,731	$15,704	$40,421
Natural gas services	523,160	—	523,160	34,072	41,220	24,330
Sulfur services	170,161	—	170,161	8,455	23,604	1,201
Marine transportation	81,784	(3,031)	78,753	10,992	8,576	2,775
Indirect selling, general, and administrative	—	—	—	—	(18,951)	—
Total	$1,045,545	$(8,701)	$1,036,844	$92,250	$70,153	$68,727

Year Ended December 31, 2014:
Terminalling and storage	$326,654	$(5,191)	$321,463	$37,622	$24,993	$53,450
Natural gas services	1,013,835	—	1,013,835	13,090	34,574	24,194
Sulfur services	215,471	—	215,471	8,176	19,465	4,115
Marine transportation	97,049	(5,677)	91,372	9,942	7,551	11,498
Indirect selling, general, and administrative	—	—	—	—	(18,712)	—
Total	$1,653,009	$(10,868)	$1,642,141	$68,830	$67,871	$93,257

Revenues from two customers in the Natural Gas Services segment were $122,381, $148,273 and $265,434 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Partnership's assets by reportable segment as of December 31, 2016 and 2015, are as follows:

	2016	2015
Total assets:
Terminalling and storage	$328,098	$417,202
Natural gas services	684,722	694,333
Sulfur services	125,356	134,108
Marine transportation	108,187	134,830
Total assets	$1,246,363	$1,380,473

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(20)    Quarterly Financial Information

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2016
Revenues	$225,605	$190,348	$174,537	$236,901
Operating income	24,338	10,256	9,176	28,888
Equity in earnings of unconsolidated entities	1,677	805	1,120	1,112
Net income (loss)	$15,914	$(1,211)	$(933)	$17,882
Limited partners' interest in net income (loss) per limited partner unit	$0.33	$(0.14)	(0.03)	$0.49

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2015
Revenues	$305,353	$251,099	$226,021	$254,371
Operating income	24,702	19,630	12,034	13,787
Equity in earnings of unconsolidated entities	1,740	1,649	2,363	3,234
Income from continuing operations	16,033	10,961	3,330	6,841
Income from discontinued operations	1,215	—	—	—
Net income	$17,248	$10,961	$3,330	$6,841
Limited partners' interest in net income (loss) per limited partner unit	$0.37	0.19	(0.02)	0.08

(21)    Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provided for purchase price reimbursements of up to $4,500 related to 2016 in the event certain financial conditions are not met. For the years ended December 31, 2016 and 2015, the Partnership received $4,125 and $2,250, respectively, related to the Purchase Price Reimbursement Agreement. The Partnership expects to receive the final payment of $1,125 under this agreement during the first quarter of 2017.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages. Presently, the plaintiff is only pursuing damages. The Partnership intends to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages, if any, that could ultimately be awarded against it. A trial on the merits is scheduled for July 10, 2017.

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

(22)    Condensed Consolidating Financial Information

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

(23)    Subsequent Events

Repayment of Note Receivable.  On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the Note Receivable due from MET of $15,000 plus accrued interest and MET has agreed to do so in a timely manner.

Acquisition of Terminalling Assets.    On February 14, 2017, the Partnership entered into a Membership Interests Purchase Agreement (the “Purchase Agreement”) with Martin Resource Management and MRMC Equipment Holdings LLC, a wholly-owned subsidiary of Martin Resource Management, to acquire 100% of the membership interests of MEH South Texas Terminals LLC (“MEH”) for a purchase price of $27,420 (the “Hondo Acquisition”). MEH is currently constructing in Hondo, Texas an asphalt terminal facility (“the Hondo Terminal”), which will serve the asphalt market in San Antonio, Texas and surrounding areas. The Hondo Acquisition is expected to close on or about February 28, 2017. After closing, the Partnership will spend $8,580 to finalize construction of the Hondo Terminal with substantial completion expected to be on or about July 1, 2017.  Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8,580, if any.

Quarterly Distribution.  On January 19, 2017, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2016, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2017 to unitholders of record as of February 7, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

None.

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

Name	Age	Position with the General Partner
Ruben S. Martin	65	President, Chief Executive Officer and Director
Robert D. Bondurant	58	Executive Vice President and Chief Financial Officer and Director
Randall L. Tauscher	51	Executive Vice President and Chief Operating Officer
Chris H. Booth	47	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	56	Senior Vice President of Operations
C. Scott Massey	64	Director
James M. Collingsworth	62	Director
Byron R. Kelley	69	Director
Sean P. Dolan	43	Director
Zachary S. Stanton	41	Director

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

Scot A. Shoup serves as Senior Vice President of Operations for our general partner. Mr. Shoup joined Martin in May 2011. Prior to joining Martin, Mr. Shoup was employed by Exline, Inc. as Executive Vice President from 2005 to 2011 and was employed by Koch Industries in various capacities for 18 years. Mr. Shoup holds a bachelor of science degree in Civil Engineering from the University of Kansas.

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

Board Meetings and Committees

From January 1, 2016 to December 31, 2016, the board of directors of our general partner held 15 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of: Sean Dolan, who was not in attendance at the meetings of the board of directors on the dates of March 2, 2016 and October 13, 2016.  Additionally, the board of directors undertook action four times during 2016 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit,

Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at ww.martinmidstream.com under the "Corporate Governance" section.  The current members of the committees, the number of meetings held by each committee from January 1, 2016 to December 31, 2016, and a brief description of the functions performed by each committee are set forth below:

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

Audit Committee (5 meetings).  The members of the Audit Committee are Messrs. Massey (chairman), Kelley and Collingsworth.  All of the members attended all meetings of the Audit Committee for the period noted. The primary responsibilities of the Audit Committee are to assist the board of directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors.  The members of the Audit Committee of the board of directors of our general partner each qualify as "independent" under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the board of directors to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules, including that the person meets the relevant definition of an "independent" director.  C. Scott Massey is the independent director who has been determined to be an audit committee financial expert.  Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Massey's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Massey any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2016.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2016, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement between us and our general partner, as amended on October 1, 2012 ("Omnibus Agreement"). Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2016, 2015 and 2014, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $13.0 million, $13.7 million and $12.5 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2016, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Determination of 2016 Compensation Amounts

During 2016, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 52.4% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2016.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 45% to 67%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations. Aggregate annual base salaries of the Named Executive Officers were not increased during 2016.

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

On February 23, 2016, we issued 4,600 restricted common units to each of our three independent directors under our LTIP.  These restricted common units vest in equal installments of 1,150 units on January 24, 2017, 2018, 2019, and 2020.

On February 24, 2015, we issued 2,400 restricted common units to each of our three independent directors under our LTIP.  These restricted common units vest in equal installments of 600 units on January 24, 2016, 2017, 2018, and 2019.

On October 29, 2014, we issued 2,000 restricted common units to a newly appointed independent director under our LTIP.  These restricted common units vest in equal installments of 500 units on October 29, 2015, 2016, 2017, and 2018.

On February 25, 2014, we issued 1,600 restricted common units to each of our four independent directors under our LTIP.  These restricted common units vest in equal installments of 400 units on January 24, 2015, 2016, 2017, and 2018.

Unit Options.  The LTIP currently permits the grant of options covering common units. As of December 31, 2016 , we have not granted any common unit options to directors or employees of our general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Martin Resource Management 401(k) Profit Sharing Plan.  Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation and/or a portion of their discretionary bonuses. Matching contributions are made to the 401(k) Plan equal to 50% of the first 3% of eligible compensation.  Martin Resource Management may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management. Participants in the 401(k) Plan become 100% vested in matching contributions immediately and become vested in the discretionary contributions made for them upon completing five years of vesting service or upon their attainment of age 65, permanent disability or death during employment.

Martin Resource Management Non-Qualified Option Plan.  In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2016.

Other Compensation

Martin Resource Management generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management’s properties located in Texas and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2016	$412,500	$—	$—	$412,500
	2015	$412,500	$—	$356,250	$768,750
	2014	$412,500	$—	$—	$412,500
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2016	$230,000	$—	$—	$230,000
	2015	$230,000	$—	$85,500	$315,500
	2014	$230,000	$—	$—	$230,000
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2016	$308,200	$—	$—	$308,200
	2015	$230,000	$—	$85,500	$315,500
	2014	$308,200	$—	$—	$308,200
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2016	$165,240	$—	$—	$165,240
	2015	$146,880	$—	$71,250	$218,130
	2014	$165,240	$—	$—	$165,240
Scot A. Shoup, Senior Vice President of Operations	2016	$180,000	$—	$—	$180,000
	2015	$180,000	$—	$57,000	$237,000
	2014	$180,000	$—	$—	$180,000

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

The following table sets forth the compensation of our board members for the period from January 1, 2016 through December 31, 2016.

Name	Fees Earned Paid in Cash	Stock Awards	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (1)	$65,000	$69,598	$134,598
Byron R. Kelley (1)	$65,000	$69,598	$134,598
James M. Collingsworth (1)	$65,000	$69,598	$134,598
Alexander W.F Black	$—	$—	$—
Sean P. Dolan	$—	$—	$—

(1) On February 23, 2016, the Partnership issued 4,600 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our LTIP.  These restricted common units vest in equal installments of 1,150 units on February 24, 2017, 2018, 2019 and 2020, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 15, 2017 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (3)
MRMC ESOP Trust (4)	6,264,532	17.7%
Martin Resource Management Corporation (5)	6,264,532	17.7%
Martin Resource, LLC (5)	4,203,823	11.9%
Martin Product Sales LLC (5)	1,171,265	3.3%
Cross Oil Refining & Marketing Inc. (5)	889,444	2.5%
OppenheimerFunds, Inc. (2)	6,151,199	17.4%
Ruben S. Martin (6)	6,395,229	18.0%
Robert D. Bondurant	35,437	—%
Randall L. Tauscher	27,196	—%
Chris H. Booth	11,483	—%
Scot A. Shoup	6,378	—%
Sean Dolan	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey (7)	27,000	—%
Byron R. Kelley	12,600	—%
James M. Collingsworth (8)	10,000	—%
All directors and executive officers as a group (10 persons) (9)	6,525,323	18.4%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(3)	The percent of class shown is less than one percent unless otherwise noted.

(4)
By virtue of its ownership of 85.90% of the outstanding common stock of Martin Resource Management Corporation ("Martin Resource Management"), the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management, and may be deemed to beneficially own the 6,264,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management.

(5)
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

(6)
Includes 130,697 common units owned directly by Mr. Martin, 46,477 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource

Management, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management, which include 6,264,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

(7)	Mr. Massey may be deemed to be the beneficial owner of 1,500 common units held by his wife.

(8)	Mr. Collingsworth may be deemed to be the beneficial owner of 775 common units held by his wife.

(9)
The total for all directors and executive officers as a group includes the common units directly owned by such directors and executive officers as well as the common units beneficially owned by Martin Resource Management as Ruben S. Martin may be deemed to be the beneficial owner thereof.

Martin Resource Management owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 17.7% of our outstanding common limited partner units as of December 31, 2016.  The table below sets forth information as of December 31, 2016 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	180,698.67	85.90%
Martin ESOP Trust (3)	29,656.69	14.10%
Robert D. Bondurant (3)	29,656.69	14.10%
Randall Tauscher (3)	29,656.69	14.10%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 210,355.36 shares of common stock of Martin Resource Management. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management. Of the common stock held by the MRMC ESOP, 98,225 shares of common stock are allocated to participant accounts, and 82,474 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 29,657 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 29,657 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	—	$—	540,200
Total	—	$—	540,200

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

Martin Resource Management owns 6,264,532 of our common limited partnership units representing approximately 17.7% of our outstanding common limited partnership units as of February 15, 2017.  Martin Resource Management controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2.0% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management’s ownership of approximately 17.7% of our outstanding common limited partnership units effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business;

◦	operating a crude oil, natural gas, natural gas liquids, and biofuels optimization business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2016, 2015 and 2014, the Conflicts Committee approved and we reimbursed Martin Resource Management of $13.0 million, $13.7 million and $12.5 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a new terminalling services agreement under which we provide terminal services to Martin Resource Management for marine fuel distribution.  The per gallon throughput fee we charge under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was amended on January 1, 2017 to reduce the minimum throughput requirements under such agreement.

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

Marine Fuel.   We are a party to an agreement with Martin Resource Management dated November 1, 2002 under which Martin Resource Management provides us with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of a price index.  Under this agreement, we agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management.

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

Other Related Party Transactions

Related Party Note Receivable

During March 2013, we acquired 100% of the preferred interests in Martin Energy Trading, LLC ("MET"), for $15.0 million. On August 31, 2014, MET converted its preferred equity to subordinated debt. The resulting $15.0 million note receivable from MET bears an annual interest rate of 15% and matures August 31, 2026. MET may prepay any or all of the note balance on or after September 1, 2016. Interest income for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.3 million, and $0.8 million, respectively.

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2016 and 2015.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2016		2015
Audit fees	$1,192,500	(1)	$1,347,500	(1)
Audit related fees	—		—
Audit and audit related fees	1,192,500		1,347,500
Tax fees	105,070	(2)	253,700	(2)
All other fees	—		—
Total fees	$1,297,570		$1,601,200

(1)
2016 audit fees include fees for the annual integrated audit and fees related to services in connection with transactions. 2015 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2016 and December 31, 2015 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Capital for the years ended December 31, 2016, 2015 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements

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

10.29(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.30(2)*	First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.

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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

Date: February 15, 2017	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February, 2017.

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