Form 10-Q
period 2017-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2017-04-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at April 26, 2017, was 38,452,312.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Cash	$39	$15
Accounts and other receivables, less allowance for doubtful accounts of $239 and $372, respectively	61,398	80,508
Product exchange receivables	297	207
Inventories	62,051	82,631
Due from affiliates	12,044	11,567
Fair value of derivatives	97	—
Other current assets	3,930	3,296
Assets held for sale	14,264	15,779
Total current assets	154,120	194,003

Property, plant and equipment, at cost	1,251,496	1,224,277
Accumulated depreciation	(400,139)	(378,593)
Property, plant and equipment, net	851,357	845,684

Goodwill	17,296	17,296
Investment in WTLPG	129,211	129,506
Note receivable - affiliate	15,000	15,000
Other assets, net	42,176	44,874
Total assets	$1,209,160	$1,246,363

Liabilities and Partners’ Capital
Trade and other accounts payable	$69,132	$70,249
Product exchange payables	7,260	7,360
Due to affiliates	3,288	8,474
Income taxes payable	1,050	870
Fair value of derivatives	164	3,904
Other accrued liabilities	18,322	26,717
Total current liabilities	99,216	117,574

Long-term debt, net	750,735	808,107
Other long-term obligations	5,997	8,676
Total liabilities	855,948	934,357

Commitments and contingencies (Note 17)
Partners’ capital	353,212	312,006
Total partners’ capital	353,212	312,006
Total liabilities and partners' capital	$1,209,160	$1,246,363

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Terminalling and storage *	$24,658	$31,705
Marine transportation *	12,821	16,346
Natural gas services*	14,665	16,097
Sulfur services	2,850	2,700
Product sales: *
Natural gas services	126,657	91,091
Sulfur services	39,527	39,475
Terminalling and storage	32,147	28,191
	198,331	158,757
Total revenues	253,325	225,605

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	108,179	78,544
Sulfur services *	24,483	27,524
Terminalling and storage *	26,446	23,832
	159,108	129,900
Expenses:
Operating expenses *	35,057	41,232
Selling, general and administrative *	9,921	8,171
Depreciation and amortization	25,336	22,048
Total costs and expenses	229,422	201,351

Other operating income (loss)	(155)	84
Operating income	23,748	24,338

Other income (expense):
Equity in earnings of WTLPG	905	1,677
Interest expense, net	(10,920)	(10,112)
Other, net	30	62
Total other expense	(9,985)	(8,373)

Net income before taxes	13,763	15,965
Income tax expense	(180)	(51)
Net income	13,583	15,914
Less general partner's interest in net income	(272)	(4,211)
Less income allocable to unvested restricted units	(35)	(43)
Limited partners' interest in net income	$13,276	$11,660

Net income per unit attributable to limited partners - basic	$0.36	$0.33
Net income per unit attributable to limited partners - diluted	$0.36	$0.33
Weighted average limited partner units - basic	37,321	35,354
Weighted average limited partner units - diluted	37,367	35,366

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2017	2016
Revenues:*
Terminalling and storage	$19,704	$20,958
Marine transportation	4,325	6,411
Natural gas services	112	313
Product Sales	1,430	700
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	8,894	3,385
Sulfur services	3,675	3,812
Terminalling and storage	5,067	3,385
Expenses:
Operating expenses	16,376	17,357
Selling, general and administrative	7,568	5,432

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	11,703	4,211	15,914
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(250)	—	—	—
Cash distributions	—	(28,795)	(4,560)	(33,355)
Reimbursement of excess purchase price over carrying value of acquired assets	—	750	—	750
Unit-based compensation	—	222	—	222
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - March 31, 2016	35,454,962	$364,395	$12,685	$377,080

Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net income	—	13,311	272	13,583
Issuance of common units, net of issuance related costs	2,990,000	51,188	—	51,188
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(1,500)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(17,725)	(362)	(18,087)
Unit-based compensation	—	186	—	186
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Balances - March 31, 2017	38,452,562	$344,792	$8,420	$353,212

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$13,583	$15,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,336	22,048
Amortization of deferred debt issuance costs	721	715
Amortization of premium on notes payable	(77)	(77)
(Gain) loss on sale of property, plant and equipment	155	(84)
Equity in earnings of unconsolidated entities	(905)	(1,677)
Derivative (income) loss	2,495	(2,001)
Net cash (paid) received for commodity derivatives	(6,332)	1,215
Net cash received for interest rate derivatives	—	160
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	—	630
Unit-based compensation	186	222
Cash distributions from WTLPG	1,200	2,500
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	19,110	15,136
Product exchange receivables	(90)	49
Inventories	20,580	17,966
Due from affiliates	(477)	(1,432)
Other current assets	(491)	1,142
Trade and other accounts payable	(2,560)	(13,078)
Product exchange payables	(100)	(2,811)
Due to affiliates	(5,186)	(2,640)
Income taxes payable	180	51
Other accrued liabilities	(11,083)	(8,223)
Change in other non-current assets and liabilities	281	(419)
Net cash provided by operating activities	56,526	45,306

Cash flows from investing activities:
Payments for property, plant and equipment	(6,477)	(17,298)
Acquisitions	(19,533)	—
Acquisition of intangible assets	—	(2,150)
Payments for plant turnaround costs	(1,394)	(991)
Proceeds from sale of property, plant and equipment	1,481	113
Net cash used in investing activities	(25,923)	(20,326)

Cash flows from financing activities:
Payments of long-term debt	(133,000)	(86,200)
Proceeds from long-term debt	75,000	94,200
Proceeds from issuance of common units, net of issuance related costs	51,188	—
General partner contribution	1,098	—
Purchase of treasury units	—	(330)
Payment of debt issuance costs	(16)	(30)
Excess purchase price over carrying value of acquired assets	(7,887)	—
Reimbursement of excess purchase price over carrying value of acquired assets	1,125	750
Cash distributions paid	(18,087)	(33,355)
Net cash used in financing activities	(30,579)	(24,965)

Net increase (decrease) in cash	24	15
Cash at beginning of period	15	31
Cash at end of period	$39	$46
Non-cash additions to property, plant and equipment	$3,262	$3,292

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on February 15, 2017, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2016 filed on March 31, 2017.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

(2)	New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04 “Intangibles-Goodwill and other: Simplifying the test for goodwill impairment.” This ASU removes the second step of the two-step test currently required under the current guidance. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership elected to early adopt this amended guidance effective January 1, 2017. The Partnership expects that adoption of this standard will change its approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

In August 2016, the Financial Accounting Standards Board FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Partnership does not anticipate that ASU 2016-15 will have a material effect on its consolidated and condensed financial statements and related disclosures.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently determining the overall impacts that ASU 2014-09 will have on its contract portfolio and consolidated financial statements, and anticipate testing its new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Partnership's approach will include performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The Partnership currently intends on adopting the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership is currently in the process of evaluating the effect the adoption of ASU 2014-09 will have on its consolidated and condensed financial statements.

(3)	Acquisitions

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC (“MEH”), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the “Hondo Acquisition”), which was was funded with borrowings under the Partnership's revolving credit facility. MEH was currently in the process of constructing in Hondo, Texas an asphalt terminal facility (the "Hondo Terminal”), which will serve the asphalt market in San Antonio, Texas and surrounding areas. After closing, the Partnership will spend $8,580 to finalize construction of the Hondo Terminal with substantial completion expected to be on or about July 1, 2017.  Martin Resource Management is obligated to pay the Partnership the amount required to complete the construction of the Hondo Terminal in excess of $8,580, if any. As of March 31, 2017, the Partnership has spent $1,578 towards project construction since the acquisition on February 22, 2017. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital."

Purchase price	$27,420
Historical carrying value of assets allocated to "Property, plant and equipment"	19,533
Excess purchase price over carrying value of acquired assets	$7,887

As no individual line item of the historical financial statements of the acquired assets was in excess of 3% of the Partnership's relative consolidated financial statement captions, the Partnership elected not to retrospectively recast the historical financial information to include these assets.

(4)	Divestitures and discontinued operations

Long-Lived Assets Held for Sale

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. At March 31, 2017 and December 31, 2016, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	March 31, 2017	December 31, 2016

Terminalling and storage	$10,637	$10,852
Marine transportation	3,627	4,927
Assets held for sale	$14,264	$15,779

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

Divestitures

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $1,816 for the three months ended March 31, 2016.

The divestiture of the CCCT Assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

(5)	Inventories

Components of inventories at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Natural gas liquids	$12,502	$33,656
Sulfur	8,366	8,521
Sulfur based products	16,796	19,107
Lubricants	21,591	18,276
Other	2,796	3,071
	$62,051	$82,631

(6)	Investment in West Texas LPG Pipeline L.P.

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

Selected financial information for WTLPG is as follows:

	As of March 31,		Three Months Ended March 31,
	Total Assets	Members' Equity	Revenues	Net Income
2017
WTLPG	$805,974	$788,931	$19,719	$4,525
	As of December 31,
2016
WTLPG	$812,464	$790,406	$23,309	$8,698

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

As of March 31, 2017 and December 31, 2016, the Partnership’s interest in cash of WTLPG was $296 and $631, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2017 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 738 barrels settling during the period from April 28, 2017 through December 29, 2017. At December 31, 2016, the Partnership had instruments totaling a gross notional quantity of 2,589 barrels settling during the period from January 31, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. Martin Energy Trading LLC ("MET"), an affiliate of Martin Resource Management, serves as the counterparty for all positions outstanding at March 31, 2017.

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

During the three months ended March 31, 2016, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through March 31, 2016. In connection with the interest rate swaption contracts, the Partnership received premiums of $630, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the three months ended March 31, 2016. Each of the interest rate swaptions was fully amortized as of March 31, 2016. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the three months ended March 31, 2016, the Partnership recognized $630, respectively, of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

On January 7, 2016, the Partnership terminated a fixed-to-variable interest rate swap position with a notional principal amount of $50,000, resulting in a benefit of $366, which was recorded in "Interest expense, net" on the Partnership's Consolidated and Condensed Statement of Operations.

For information regarding gains and losses on interest rate derivative instruments, see "Tabular Presentation of Gains and Losses on Derivative Instruments" below.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$97	$—	Fair value of derivatives	$164	$3,904
Total derivatives not designated as hedging instruments		$97	$—		$164	$3,904

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2017 and 2016

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$630
Interest rate contracts	Interest expense	—	366
Commodity contracts	Cost of products sold	(2,495)	1,005
Total effect of derivatives not designated as hedging instruments		$(2,495)	$2,001

(8)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2017	December 31, 2016
Commodity derivative contracts, net	$(67)	$(3,904)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

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

•
The estimated fair value of the senior unsecured notes is based on market prices of similar debt. The estimated fair value of the note receivable from MET was determined by calculating the net present value of the payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - affiliates	$15,000	$15,797	$15,000	$15,797
2021 Senior unsecured notes	372,333	381,756	372,239	377,882

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	March 31, 2017	December 31, 2016
Customer contracts and relationships, net	$33,696	$36,528
Other intangible assets	2,144	2,280
Other	6,336	6,066
	$42,176	$44,874

Accumulated amortization of intangible assets was $52,552 and $48,876 at March 31, 2017 and December 31, 2016, respectively.

Components of "Other accrued liabilities" were as follows:

	March 31, 2017	December 31, 2016
Accrued interest	$3,500	$10,629
Asset retirement obligations	8,998	7,953
Property and other taxes payable	3,430	6,443
Accrued payroll	2,379	1,672
Other	15	20
	$18,322	$26,717

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

(10)	Long-Term Debt

At March 31, 2017 and December 31, 2016, long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
$664,444 Revolving credit facility at variable interest rate (3.97%[1] weighted average at March 31, 2017), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $6,598 and $7,132, respectively[2]	$378,402	$435,868
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $2,652 and $2,823, respectively, including unamortized premium of $1,185 and $1,262, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	372,333	372,239
Total long-term debt, net	$750,735	$808,107

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at March 31, 2017 and December 31, 2016 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at March 31, 2017 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of March 31, 2017 and December 31, 2016, respectively.

3 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets. Many of these covenants will terminate if the notes achieve an investment grade rating from each of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indenture) has occurred.

The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $18,181 and $17,359 for the three months ended March 31, 2017 and 2016, respectively.  Capitalized interest was $223 and $324 for the three months ended March 31, 2017 and 2016, respectively.

(11)	Partners' Capital

As of March 31, 2017, Partners’ capital consisted of 38,452,562 common limited partner units, representing a 98% partnership interest and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 16.3% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On February 22, 2017, the Partnership completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

not thousands). Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51,188. Additionally, the Partnership's general partner contributed $1,098 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated $0 and $3,893 in incentive distributions during the three months ended March 31, 2017 and 2016, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$13,583	$15,914
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	3,893
Distributions payable on behalf of general partner interest	392	667
General partner interest in undistributed loss	(120)	(349)
Less income allocable to unvested restricted units	35	43
Limited partners’ interest in net income	$13,276	$11,660

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2017	2016
Basic weighted average limited partner units outstanding	37,321,263	35,354,207
Dilutive effect of restricted units issued	46,121	11,483
Total weighted average limited partner diluted units outstanding	37,367,384	35,365,690

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

(12)	Related Party Transactions

As of March 31, 2017, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 16.3% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2017, of approximately 16.3% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2017
(Unaudited)

•	providing terminalling and storage services for petroleum products and by-products including the refining, blending and packaging of finished lubricants;

•providing marine transportation of petroleum products and by-products;

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, sulfuric acid, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business;

◦	operating a crude oil, natural gas, natural gas liquids, and biofuels optimization business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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
March 31, 2017
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

Effective January 1, 2017, through December 31, 2017, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $3,259 of indirect expenses for the three months ended March 31, 2017 and 2016, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2017
(Unaudited)

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
March 31, 2017
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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2017	2016
Revenues:
Terminalling and storage	$19,704	$20,958
Marine transportation	4,325	6,411
Natural gas services	112	313
Product sales:
Natural gas services	942	—
Sulfur services	431	382
Terminalling and storage	57	318
	1,430	700
	$25,571	$28,382

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2017	2016
Cost of products sold:
Natural gas services	$8,894	$3,385
Sulfur services	3,675	3,812
Terminalling and storage	5,067	3,385
	$17,636	$10,582

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Marine transportation	$5,996	$7,415
Natural gas services	2,235	2,246
Sulfur services	1,446	1,222
Terminalling and storage	6,699	6,474
	$16,376	$17,357

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative:
Marine transportation	$8	$8
Natural gas services	2,277	933
Sulfur services	636	587
Terminalling and storage	543	641
Indirect, including overhead allocation	4,104	3,263
	$7,568	$5,432

Other Related Party Transactions

The Partnership has a $15,000 note receivable from an affiliate of Martin Resource Management which bears an annual interest rate of 15% and matures August 31, 2026, the balance of which may be prepaid on or after September 1, 2016. The note is recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended March 31, 2017 and 2016 was $555 and $561, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable of $15,000 plus accrued interest. As of April 26, 2017, $5,000 of the Note Receivable has been repaid and the remaining $10,000 is expected to be received by June 30, 2017.

As discussed in Note 7, the Partnership has certain derivative financial instruments through December 29, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at March 31, 2017.

(13)	Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $180 and $51 were recorded in income tax expense for the three months ended March 31, 2017 and 2016, respectively.

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
March 31, 2017
(Unaudited)

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

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, as amended, by Amendment No. 1 on Form 10-K/A filed on March 31, 2017. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

Three Months Ended March 31, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$58,578	$(1,773)	$56,805	$15,477	$(2,101)	$7,463
Natural gas services	141,322	—	141,322	6,161	18,273	852
Sulfur services	42,377	—	42,377	2,033	10,767	305
Marine transportation	13,414	(593)	12,821	1,665	1,229	694
Indirect selling, general and administrative	—	—	—	—	(4,420)	—
Total	$255,691	$(2,366)	$253,325	$25,336	$23,748	$9,314

Three Months Ended March 31, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$61,350	$(1,454)	$59,896	$9,998	$6,350	$12,174
Natural gas services	107,188	—	107,188	6,974	13,847	1,513
Sulfur services	42,175	—	42,175	1,970	8,185	1,316
Marine transportation	16,902	(556)	16,346	3,106	184	574
Indirect selling, general and administrative	—	—	—	—	(4,228)	—
Total	$227,615	$(2,010)	$225,605	$22,048	$24,338	$15,577

The Partnership's assets by reportable segment as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Total assets:
Terminalling and storage	$341,649	$328,098
Natural gas services	633,779	684,722
Sulfur services	128,524	125,356
Marine transportation	105,208	108,187
Total assets	$1,209,160	$1,246,363

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
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

	Three Months Ended March 31,
	2017	2016
Employees	$159	$201
Non-employee directors	27	21
Total unit-based compensation expense	$186	$222

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2017 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	103,800	$26.54
Granted	12,000	$19.00
Vested	(6,800)	$20.84
Forfeited	(1,500)	$28.50
Non-Vested, end of period	107,500	$26.36

Aggregate intrinsic value, end of period	$2,150

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2017 and 2016 is provided below:

	Three Months Ended March 31,
	2017	2016
Aggregate intrinsic value of units vested	$125	$1,183
Fair value of units vested	$170	$1,685

As of March 31, 2017, there was $1,101 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.45 years.

Unit Options.  The plan currently permits the grant of options covering common units. As of March 31, 2017, the Partnership has not granted any common unit options to directors or employees of the Partnership's general partner, or its affiliates. In the future, the Compensation Committee may determine to make grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Unit options will have an exercise price that, in the discretion of the Compensation Committee, may not be less than the fair market value of the units on the date of grant. In addition, the unit options will become exercisable upon a change in control of the Partnership's general partner, Martin Resource Management, or if the general partner ceases to be an affiliate of Martin Resource Management or upon the achievement of specified financial objectives.

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

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. For the three months ended March 31, 2017 and 2016, the Partnership received $1,125 and $750, respectively, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2017
(Unaudited)

was held in front of the hearings examiner during the week of March 27, 2017. A resolution of this matter is expected near the end of 2017.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages. Presently, the plaintiff is only pursuing damages. The Partnership intends to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages that could ultimately be awarded against it. A trial on the merits is scheduled for July 10, 2017.

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with at least five lawsuits filed against it in the United States District Courts, which generally allege that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil. The Partnership disputes that it has any obligation to defend or indemnify the customer for its conduct. Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee requesting a judicial determination that the Partnership does not owe the customer the demanded defense and indemnity obligations. On March 1, 2017, the court administratively closed the case. In the event that either party moves the court to reopen the case, we expect the court would grant such motion and reopen the case. If the case is reopened, we are currently unable to determine the exposure we may have in this matter, if any.

(18)	Subsequent Events

Quarterly Distribution. On April 20, 2017, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the first quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on May 15, 2017 to unitholders of record as of May 8, 2017.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on February 15, 2017, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2016 filed on March 31, 2017, and in this report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Recent Developments

Over the past three years, commodity prices have declined substantially. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity, particularly in the Gulf of Mexico, with lower commodity prices. The abundance of supply of inland marine tank barges in our predominantly Gulf Coast market has had a direct impact on our utilization as well as decreased transportation rates.

We continually adjust our business strategy to focus on maximizing liquidity; maintaining a stable asset base, which generates fee-based revenues not sensitive to commodity prices; and improving profitability by increasing asset utilization and controlling costs, which includes labor force reductions and asset rationalization strategies. Given the current environment, we have altered and reduced our planned growth capital expenditures and are controlling our spending in an effort to preserve liquidity.

The following information highlights selected developments since December 1, 2016.

Equity Offering. On February 22, 2017, we completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51.2 million. Additionally, our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to pay down outstanding amounts under our revolving credit facility.

Acquisition of Terminalling Assets.  On February 22, 2017, we acquired certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  Martin Resource Management was currently constructing in Hondo, Texas an asphalt terminal facility, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  After closing, we will spend $8.6 million to finalize construction of the terminal with substantial completion expected to be on or about July 1, 2017.  As of March 31, 2017, we havs spent $1.6 million towards project construction since the acquisition on February 22, 2017. Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8.6 million, if any.  The terminal will be supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

Repayment of Note Receivable.  On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the long-term Note Receivable of $15.0 million plus accrued interest. As of April 26, 2017, $5.0 million of the Note Receivable has been repaid and the remaining $10.0 million is expected to be received by June 30, 2017.

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

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complaints request that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of the hearings examiner during the week of March 27, 2017. A resolution of this matter is expected near the end of 2017.

Subsequent Events

Quarterly Distribution. On April 20, 2017, we declared a quarterly cash distribution of $0.50 per common unit for the first quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on May 15, 2017 to unitholders of record as of May 8, 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2016. The following table evaluates the potential impact of estimates utilized during the periods ended March 31, 2017 and 2016:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $9.6 million, resulting in a corresponding reduction in net income.

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three months ended March 31, 2017 or 2016.
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
We completed the most recent annual review of goodwill as of August 31, 2016. Management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.
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
Estimating environmental liabilities requires significant management judgment as well as possible use of third party specialists knowledgeable in such matters.	Environmental liabilities have not adversely affected our results of operations or financial condition in the past, and we do not anticipate that they will in the future.

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, ammonia, asphalt, sulfuric acid, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business;

•	operating a crude oil, natural gas, natural gas liquids, and biofuels optimization business; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

We are and will continue to be closely affiliated with Martin Resource Management as a result of the following relationships.

Ownership

Martin Resource Management owns approximately 16.3% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $37.5 million of direct costs and expenses for the three months ended March 31, 2017 compared to $30.1 million for the three months ended March 31, 2016. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended March 31, 2017 and 2016, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million and $3.3 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, as amended by Amendment No. 1 on Form 10-K/A filed on March 31, 2017.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 11% and 8% of our total cost of products sold during the three months ended March 31, 2017 and 2016, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 10% and 13% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, as amended by Amendment No. 1 on Form 10-K/A filed on March 31, 2017.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2017 and 2016.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income	$13,583	$15,914
Adjustments:
Interest expense	10,920	10,112
Income tax expense	180	51
Depreciation and amortization	25,336	22,048
EBITDA	50,019	48,125
Adjustments:
Equity in earnings of unconsolidated entities	(905)	(1,677)
(Gain) loss on sale of property, plant and equipment	155	(84)
Unrealized mark-to-market on commodity derivatives	(3,837)	210
Distributions from unconsolidated entities	1,200	2,500
Unit-based compensation	186	222
Adjusted EBITDA	46,818	49,296
Adjustments:
Interest expense	(10,920)	(10,112)
Income tax expense	(180)	(51)
Amortization of debt premium	(77)	(77)
Amortization of deferred debt issuance costs	721	715
Non-cash mark-to-market on interest rate derivatives	—	(206)
Payments for plant turnaround costs	(1,394)	(991)
Maintenance capital expenditures	(4,668)	(6,044)
Distributable Cash Flow	$30,300	$32,530

Results of Operations

The results of operations for the three months ended March 31, 2017 and 2016 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2017 and 2016.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2017	(in thousands)
Terminalling and storage	$58,578	$(1,773)	$56,805	$(893)	$(1,208)	$(2,101)
Natural gas services	141,322	—	141,322	17,149	1,124	18,273
Sulfur services	42,377	—	42,377	11,480	(713)	10,767
Marine transportation	13,414	(593)	12,821	432	797	1,229
Indirect selling, general and administrative	—	—	—	(4,420)	—	(4,420)
Total	$255,691	$(2,366)	$253,325	$23,748	$—	$23,748

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2016	(in thousands)
Terminalling and storage	$61,350	$(1,454)	$59,896	$7,286	$(936)	$6,350
Natural gas services	107,188	—	107,188	13,043	804	13,847
Sulfur services	42,175	—	42,175	8,859	(674)	8,185
Marine transportation	16,902	(556)	16,346	(622)	806	184
Indirect selling, general and administrative	—	—	—	(4,228)	—	(4,228)
Total	$227,615	$(2,010)	$225,605	$24,338	$—	$24,338

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands, except BBL per day)
Revenues:
Services	$26,431	$33,157	$(6,726)	(20)%
Products	32,147	28,193	3,954	14%
Total revenues	58,578	61,350	(2,772)	(5)%

Cost of products sold	27,011	24,350	2,661	11%
Operating expenses	15,645	18,716	(3,071)	(16)%
Selling, general and administrative expenses	1,325	1,100	225	20%
Depreciation and amortization	15,477	9,998	5,479	55%
	(880)	7,186	(8,066)	(112)%
Other operating income (loss)	(13)	100	(113)	(113)%
Operating income (loss)	$(893)	$7,286	$(8,179)	(112)%

Lubricant sales volumes (gallons)	5,334	5,146	188	4%
Shore-based throughput volumes (guaranteed minimum) (gallons)	41,667	50,000	(8,333)	(17)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (BBL per day)	—	92,635	(92,635)	(100)%

Services revenues. Services revenue decreased $6.7 million, primarily as a result of the disposition of the CCCT Assets on December 21, 2016.

Products revenues. A 21% increase in average sales price combined with an 11% increase in sales volume at our shore-based terminals resulted in a $4.8 million increase in products revenue. A 5% decrease in sales volumes combined with a 2% decrease in average sales price at our blending and packaging facilities resulted in an offsetting $0.9 million decrease to products revenues.

Cost of products sold.  Cost of products sold at our shore-based terminals increased $4.3 million resulting from a 21% increase in average cost per gallon combined with an 11% increase in sales volumes. A 5% decrease in sales volumes combined with an 11% decrease in average price per gallon at our blending and packaging facilities resulted in an offsetting $1.6 million decrease in cost of products sold.

Operating expenses. Operating expenses at our specialty terminals decreased $2.3 million, primarily as a result of the disposition of the CCCT Assets in the fourth quarter of 2016. Operating expenses at our shore-based terminals decreased by $0.5 million primarily due to the non-renewal of certain leased facilities throughout 2016 and early 2017.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.2 million due to increased compensation costs.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures and the revision of useful lives of leasehold improvements at certain leased facilities not expected to be renewed at the end of the lease term, offset by the disposition of the CCCT Assets.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$14,665	$16,097	$(1,432)	(9)%
Products	126,657	91,091	35,566	39%
Total revenues	141,322	107,188	34,134	32%

Cost of products sold	109,303	79,348	29,955	38%
Operating expenses	5,658	5,519	139	3%
Selling, general and administrative expenses	3,051	2,304	747	32%
Depreciation and amortization	6,161	6,974	(813)	(12)%
Operating income	$17,149	$13,043	$4,106	31%

Distributions from unconsolidated entities	$1,200	$2,500	$(1,300)	(52)%

NGL sales volumes (Bbls)	2,810	3,202	(392)	(12)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia and Monroe natural gas storage facilities.

Products Revenues. Our NGL average sales price per barrel increased $16.63, or 58%, resulting in an increase to products revenues of $53.2 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 12%, decreasing products revenues by $17.7 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments increased $14.12, or 57%, increasing cost of products sold by $45.2 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 12% resulted in a $15.3 million decrease to cost of products sold. Our margins increased $2.51 per barrel, or 68%, during the period.

Operating expenses.  Operating expenses increased $0.1 million primarily due to higher fuel expense of $0.3 million at our natural gas storage facilities, offset by a $0.2 million decrease in maintenance supplies at our underground NGL storage facility.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.8 million primarily due to increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million primarily due to a decrease in amortization related to contracts acquired during the purchase of Cardinal Gas Storage Partners LLC.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$2,850	$2,700	$150	6%
Products	39,527	39,475	52	—%
Total revenues	42,377	42,175	202	—%

Cost of products sold	24,574	27,615	(3,041)	(11)%
Operating expenses	3,247	2,757	490	18%
Selling, general and administrative expenses	1,021	958	63	7%
Depreciation and amortization	2,033	1,970	63	3%
	11,502	8,875	2,627	30%
Other operating loss	(22)	(16)	(6)	38%
Operating income	$11,480	$8,859	$2,621	30%

Sulfur (long tons)	217	157	60	38%
Fertilizer (long tons)	94	83	11	13%
Total sulfur services volumes (long tons)	311	240	71	30%

Services Revenues.  Services revenue increased $0.2 million as a result of the renegotiation of contract terms effective January 2017.

Products Revenues.  Products revenue slightly increased $0.1 million. A 30% increase in sales volumes, attributable primarily to a 38% increase in sulfur volumes, increased products revenue $9.0 million. Offsetting this increase was a decrease in products revenue of $8.9 million as a result of a 23% decline in average sales price.

Cost of products sold.  A 31% decrease in prices reduced our cost of products sold by $8.6 million. Offsetting this decrease was an increase in cost of products sold of $5.6 million as a result of a 30% increase in sales volumes. Margin per ton decreased $1.34, or 3%.

Operating expenses.  Our operating expenses increased primarily as a result of $0.4 million in higher fuel expense and $0.1 million increase in repairs and maintenance to railcars and marine vessels.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly primarily due to increased compensation expense.

Depreciation and amortization.  Depreciation and amortization remained consistent.

Other Operating Loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$13,414	$16,902	$(3,488)	(21)%
Operating expenses	11,093	14,837	(3,744)	(25)%
Selling, general and administrative expenses	104	(419)	523	(125)%
Depreciation and amortization	1,665	3,106	(1,441)	(46)%
	$552	$(622)	$1,174	(189)%
Other operating loss	(120)	—	(120)
Operating income (loss)	$432	$(622)	$1,054	(169)%

Inland revenues.  A $2.1 million decrease in inland revenues is primarily attributable to revenue from equipment that was disposed of or considered non-core to our marine transportation division of $1.5 million.

Offshore revenues.  A $1.6 million decrease in offshore revenues is the result of the 2016 period including the recognition of previously deferred revenues of $1.5 million.

Operating expenses.  The decrease in operating expenses is a result of decreased compensation expense of $1.7 million, repairs and maintenance of $0.9 million, outside labor of $0.2 million, property taxes of $0.2 million, pass-through expenses (primarily fuel) of $0.2 million, and tank cleaning of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the 2016 period including the collection of a previously deemed uncollectible receivable of $0.5 million.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from Unconsolidated Entities

Comparative Results for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$905	$1,677	$(772)	(46)%

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$1,200	$2,500	$(1,300)	(52)%

Equity in earnings from WTLPG declined primarily due to a decrease in transportation rates combined with lower volumes. Further contributing to the decline was an increase in fuel and power expense as well as pipeline lease expense. Offsetting this was a decrease in repairs and maintenance on the asset. Distributions from WTLPG decreased $1.3 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$4,145	$4,176	$(31)	(1)%
7.25% Senior notes	6,474	6,775	(301)	(4)%
Amortization of deferred debt issuance costs	721	715	6	1%
Amortization of debt premium	(77)	(77)	—	—%
Impact of interest rate derivative activity, including cash settlements	—	(995)	995	(100)%
Other	435	403	32	8%
Capitalized interest	(223)	(324)	101	(31)%
Interest income	(555)	(561)	6	(1)%
Total interest expense, net	$10,920	$10,112	$808	8%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Indirect selling, general and administrative expenses	$4,420	$4,228	$192	5%

Indirect selling, general and administrative expenses increased for the three months ended March 31, 2017 due to a $0.2 million increase in professional fees.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$3,259	$845	26%

The amounts reflected above represent our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

Liquidity and Capital Resources

General

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures have historically been cash flows generated by our operations and access to debt and equity markets, both public and private.  Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances and our current borrowing capacity under the revolving credit facility. Given the current environment, we have altered and reduced our planned growth capital expenditures and are controlling our spending in an effort to preserve liquidity.

Recent Capital Markets Activity

On February 22, 2017, we completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses. Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51.2 million. Additionally, our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to pay down outstanding amounts under our revolving credit facility.

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

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2016, filed with the SEC on February 15, 2017, as amended by Amendment No. 1 on Form 10-K/A filed on March 31, 2017, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table details the cash flow changes between the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$56,526	$45,306	$11,220	25%
Investing activities	(25,923)	(20,326)	(5,597)	28%
Financing activities	(30,579)	(24,965)	(5,614)	22%
Net increase in cash and cash equivalents	$24	$15	$9	60%

The change in net cash provided by operating activities for the three months ended March 31, 2017 includes a $15.4 million favorable variance in working capital and an increase in operating results plus other non-cash items of $6.4 million. This increase was offset by a change in the cash settlement of derivative instruments of $8.3 million and a decrease in distributions received from WTLPG of $1.3 million.

Net cash used in investing activities for the three months ended March 31, 2017 increased primarily as a result of the payments for capital expenditures and plant turnaround costs increased $7.0 million in 2017.

The change in net cash used in financing activities for the three months ended March 31, 2017 is due to a decrease in net repayments of long-term borrowings of $66.0 million and the equity impact of the excess of the cash paid over the carrying value of the assets acquired in the Hondo Acquisition of $7.9 million. This is offset by proceeds received from the issuance of common units (including the related general partner contribution) of $52.3 million, and a decrease in cash distributions paid of $15.3 million.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Expansion capital expenditures	$3,252	$8,542
Maintenance capital expenditures	4,668	6,044
Plant turnaround costs	1,394	991
Total	$9,314	$15,577

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three months ended March 31, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments to maintain our existing assets and operations during the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, plant turnaround costs relate to our Smackover refinery.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2017, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$385,000	$—	$385,000	$—	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	26,504	6,193	12,868	7,443	—
Operating leases	32,146	8,036	10,311	5,327	8,472
Interest payable on fixed long-term debt obligations	105,015	27,101	54,201	23,713	—
Total contractual cash obligations	$922,465	$41,330	$462,380	$410,283	$8,472

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2017, we had outstanding irrevocable letters of credit in the amount of $1.9 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Revolving Credit Facility

At March 31, 2017, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of March 31, 2017, we had $385.0 million outstanding under the revolving credit facility and $1.9 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $277.5 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2017, we have the ability to borrow approximately $140.5 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2017, the level of outstanding draws on our credit facility has ranged from a low of $385.0 million to a high of $466.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2017:

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

At March 31, 2017, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at March 31, 2017 is 3.00%.

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

We are in compliance with all debt covenants as of March 31, 2017 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2017 or 2016.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2017 or 2016.

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

We have entered into hedging transactions as of March 31, 2017 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 738 barrels settling during the period from April 28, 2017 through December 29, 2017. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2017 in "Fair value of derivatives" as a current asset of $0.1 million and a current liability of $0.2 million. Based on the current net notional volume hedged as of March 31, 2017, a $0.10 change in the expected settlement price of these contracts would not result in a material impact to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.97% as of March 31, 2017.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2017, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $3.9 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $381.8 million as of March 31, 2017, based on market prices of similar debt at March 31, 2017.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $10.2 million decrease in fair value of our long-term debt at March 31, 2017.

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

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on February 15, 2017, as amended by Amendment No. 1 on Form 10-K/A filed on March 31, 2017.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 4/26/2017	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith