Form 10-Q
period 2017-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2017-07-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at July 26, 2017, was 38,452,112.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Cash	$32	$15
Accounts and other receivables, less allowance for doubtful accounts of $238 and $372, respectively	50,986	80,508
Product exchange receivables	220	207
Inventories	101,696	82,631
Due from affiliates	21,293	11,567
Fair value of derivatives	133	—
Other current assets	4,756	3,296
Assets held for sale	13,764	15,779
Total current assets	192,880	194,003

Property, plant and equipment, at cost	1,248,328	1,224,277
Accumulated depreciation	(399,684)	(378,593)
Property, plant and equipment, net	848,644	845,684

Goodwill	17,296	17,296
Investment in WTLPG	128,909	129,506
Note receivable - affiliate	—	15,000
Other assets, net	38,791	44,874
Total assets	$1,226,520	$1,246,363

Liabilities and Partners’ Capital
Trade and other accounts payable	$68,029	$70,249
Product exchange payables	7,606	7,360
Due to affiliates	2,700	8,474
Income taxes payable	402	870
Fair value of derivatives	—	3,904
Other accrued liabilities	26,689	26,717
Total current liabilities	105,426	117,574

Long-term debt, net	780,359	808,107
Other long-term obligations	6,055	8,676
Total liabilities	891,840	934,357

Commitments and contingencies (Note 17)
Partners’ capital	334,680	312,006
Total partners’ capital	334,680	312,006
Total liabilities and partners' capital	$1,226,520	$1,246,363

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Terminalling and storage *	$24,695	$31,090	$49,353	$62,795
Marine transportation *	12,433	14,339	25,254	30,685
Natural gas services*	14,838	15,403	29,503	31,500
Sulfur services	2,850	2,700	5,700	5,400
Product sales: *
Natural gas services	73,666	58,899	200,323	149,990
Sulfur services	32,027	39,588	71,554	79,063
Terminalling and storage	33,413	28,329	65,560	56,520
	139,106	126,816	337,437	285,573
Total revenues	193,922	190,348	447,247	415,953

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	70,198	55,579	178,377	134,123
Sulfur services *	21,207	24,700	45,690	52,224
Terminalling and storage *	28,014	22,934	54,460	46,766
	119,419	103,213	278,527	233,113
Expenses:
Operating expenses *	34,435	40,822	69,492	82,054
Selling, general and administrative *	8,909	8,144	18,830	16,315
Loss on impairment of goodwill	—	4,145	—	4,145
Depreciation and amortization	20,326	22,089	45,662	44,137
Total costs and expenses	183,089	178,413	412,511	379,764

Other operating income (loss)	15	(1,679)	(140)	(1,595)
Operating income	10,848	10,256	34,596	34,594

Other income (expense):
Equity in earnings of WTLPG	853	805	1,758	2,482
Interest expense, net	(11,219)	(12,155)	(22,139)	(22,267)
Other, net	520	74	550	136
Total other expense	(9,846)	(11,276)	(19,831)	(19,649)

Net income (loss) before taxes	1,002	(1,020)	14,765	14,945
Income tax expense	(13)	(191)	(193)	(242)
Net income (loss)	989	(1,211)	14,572	14,703
Less general partner's interest in net income	(19)	(3,869)	(291)	(8,080)
Less (income) loss allocable to unvested restricted units	(3)	4	(38)	(39)
Limited partners' interest in net income (loss)	$967	$(5,076)	$14,243	$6,584

Net income (loss) per unit attributable to limited partners - basic	$0.03	$(0.14)	$0.38	$0.19
Net income (loss) per unit attributable to limited partners - diluted	$0.03	$(0.14)	$0.38	$0.19
Weighted average limited partner units - basic	38,357	35,346	37,842	35,366
Weighted average limited partner units - diluted	38,414	35,346	37,895	35,380

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:*
Terminalling and storage	$20,331	$20,590	$40,035	$41,548
Marine transportation	4,187	6,036	8,512	12,447
Natural gas services	6	129	118	442
Product Sales	724	968	2,154	1,668
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	2,909	4,498	11,803	7,883
Sulfur services	3,767	3,810	7,442	7,622
Terminalling and storage	4,119	4,081	9,186	7,466
Expenses:
Operating expenses	16,452	18,088	32,828	35,445
Selling, general and administrative	6,500	6,911	14,068	12,343

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	6,623	8,080	14,703
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(250)	—	—	—
Cash distributions	—	(57,603)	(9,119)	(66,722)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,875	—	1,875
Unit-based compensation	—	486	—	486
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - June 30, 2016	35,454,962	$331,896	$11,995	$343,891

Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net income	—	14,281	291	14,572
Issuance of common units, net of issuance related costs	2,990,000	51,071	—	51,071
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(1,750)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(36,952)	(754)	(37,706)
Unit-based compensation	—	405	—	405
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Purchase of treasury units	(200)	(4)	—	(4)
Balances - June 30, 2017	38,452,112	$326,633	$8,047	$334,680

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,572	$14,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,662	44,137
Amortization of deferred debt issuance costs	1,445	2,247
Amortization of premium on notes payable	(153)	(153)
Loss on sale of property, plant and equipment	140	1,595
Loss on impairment of goodwill	—	4,145
Equity in earnings of WTLPG	(1,758)	(2,482)
Derivative (income) loss	2,392	(1,125)
Net cash (paid) received for commodity derivatives	(6,429)	1,666
Net cash received for interest rate derivatives	—	160
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	—	630
Unit-based compensation	405	486
Cash distributions from WTLPG	2,500	4,300
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	29,522	23,995
Product exchange receivables	(13)	932
Inventories	(19,065)	(14,766)
Due from affiliates	(9,726)	2,154
Other current assets	(1,372)	509
Trade and other accounts payable	(4,067)	(3,429)
Product exchange payables	246	(3,923)
Due to affiliates	(5,774)	(1,879)
Income taxes payable	(468)	(615)
Other accrued liabilities	(2,761)	2,130
Change in other non-current assets and liabilities	490	(614)
Net cash provided by operating activities	45,788	74,803

Cash flows from investing activities:
Payments for property, plant and equipment	(19,756)	(27,844)
Acquisitions	(19,533)	—
Acquisition of intangible assets	—	(2,150)
Payments for plant turnaround costs	(1,591)	(1,184)
Proceeds from sale of property, plant and equipment	1,597	655
Proceeds from involuntary conversion of property, plant and equipment	—	9,100
Proceeds from repayment of Note receivable - affiliate	15,000	—
Contributions to WTLPG	(145)	—
Net cash used in investing activities	(24,428)	(21,423)

Cash flows from financing activities:
Payments of long-term debt	(184,000)	(163,700)
Proceeds from long-term debt	155,000	180,700
Proceeds from issuance of common units, net of issuance related costs	51,071	—
General partner contribution	1,098	—
Purchase of treasury units	(4)	(330)
Payment of debt issuance costs	(40)	(5,206)
Excess purchase price over carrying value of acquired assets	(7,887)	—
Reimbursement of excess purchase price over carrying value of acquired assets	1,125	1,875
Cash distributions paid	(37,706)	(66,722)
Net cash used in financing activities	(21,343)	(53,383)

Net increase (decrease) in cash	17	(3)
Cash at beginning of period	15	31
Cash at end of period	$32	$28
Non-cash additions to property, plant and equipment	$3,666	$989

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently determining the overall impacts that ASU 2014-09 will have on its contract portfolio and consolidated financial statements, and anticipate testing its new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Partnership's approach will include performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The Partnership currently intends on adopting the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership has adopted a three-phase implementation approach and is currently in phase one of implementation, which includes performing contract review and a gap assessment in order to evaluate the effect the adoption of ASU 2014-09 will have on its consolidated and condensed financial statements.

(3)	Acquisitions

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC (“MEH”), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the “Hondo Acquisition”), which was was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal”), which will serve the asphalt market in San Antonio, Texas and surrounding areas. The Partnership will spend $8,580 to finalize construction of the Hondo Terminal with substantial completion expected to be on or about August 31, 2017.  Martin Resource Management is obligated to pay the Partnership the amount required to complete the construction of the Hondo Terminal in excess of $8,580, if any. As of June 30, 2017, the Partnership has spent $4,779 towards project construction since the acquisition on February 22, 2017. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital."

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
June 30, 2017
(Unaudited)

(4)	Divestitures and discontinued operations

Long-Lived Assets Held for Sale

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. At June 30, 2017 and December 31, 2016, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	June 30, 2017	December 31, 2016

Terminalling and storage	$10,537	$10,852
Marine transportation	3,227	4,927
Assets held for sale	$13,764	$15,779

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestitures

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by the Partnership in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $1,697 and $3,513 for the three and six months ended June 30, 2016, respectively.

The divestiture of the CCCT Assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

(5)	Inventories

Components of inventories at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Natural gas liquids	$55,435	$33,656
Sulfur	7,955	8,521
Sulfur based products	16,503	19,107
Lubricants	18,972	18,276
Other	2,831	3,071
	$101,696	$82,631

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

(6)	Investment in West Texas LPG Pipeline L.P.

The Partnership owns a 19.8% limited partnership and 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognizes its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated and Condensed Balance Sheets. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting.

Selected financial information for WTLPG is as follows:

	As of June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income	Revenues	Net Income
2017
WTLPG	$805,854	$—	$787,420	$21,420	$4,264	$41,139	$8,789
	As of December 31,
2016
WTLPG	$812,464	$—	$790,406	$20,166	$4,027	$45,021	$12,725

As of June 30, 2017 and December 31, 2016, the Partnership’s interest in cash of WTLPG was $523 and $631, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of June 30, 2017 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 128,000 barrels settling during the period from July 1, 2017 through December 29, 2017. At December 31, 2016, the Partnership had instruments totaling a gross notional quantity of 2,589 barrels settling during the period from January 1, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. Martin Energy Trading LLC ("MET"), an affiliate of Martin Resource Management, serves as the counterparty for all positions outstanding at June 30, 2017.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. At June 30, 2017, the Partnership did not have any outstanding interest rate derivative instruments.

During the six months ended June 30, 2016, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through June 30, 2016. In connection with the interest rate swaption contracts, the Partnership received premiums of $630, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the six months ended June 30, 2016. Each of the interest rate swaptions were fully amortized as of June 30, 2016. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the six months ended June 30, 2016, the Partnership recognized $630 of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$133	$—	Fair value of derivatives	$—	$3,904
Total derivatives not designated as hedging instruments		$133	$—		$—	$3,904

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2017 and 2016

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$103	$(876)
Total effect of derivatives not designated as hedging instruments		$103	$(876)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2017 and 2016

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$630
Interest rate contracts	Interest expense	—	366
Commodity contracts	Cost of products sold	(2,392)	129
Total effect of derivatives not designated as hedging instruments		$(2,392)	$1,125

(8)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2017	December 31, 2016
Commodity derivative contracts, net	$133	$(3,904)

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

•
Note receivable and long-term debt including current portion: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The Partnership has not had any indicators which represent a change in the market spread associated with its variable interest rate debt. The estimated fair value of the senior unsecured notes is considered Level 1, as the fair value is based on quoted market prices in active markets. The estimated fair value of the note receivable - affiliates was determined by calculating the net present value of the payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - affiliates	$—	$—	$15,000	$15,797
2021 Senior unsecured notes	372,428	383,317	372,239	377,882

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	June 30, 2017	December 31, 2016
Customer contracts and relationships, net	$30,881	$36,528
Other intangible assets	2,011	2,280
Other	5,899	6,066
	$38,791	$44,874

Accumulated amortization of intangible assets was $56,082 and $48,876 at June 30, 2017 and December 31, 2016, respectively.

Components of "Other accrued liabilities" were as follows:

	June 30, 2017	December 31, 2016
Accrued interest	$10,354	$10,629
Asset retirement obligations	9,042	7,953
Property and other taxes payable	5,812	6,443
Accrued payroll	1,475	1,672
Other	6	20
	$26,689	$26,717

(10)	Long-Term Debt

At June 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
$664,444 Revolving credit facility at variable interest rate (3.97%[1] weighted average at June 30, 2017), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $6,069 and $7,132, respectively[2]	$407,931	$435,868
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $2,481 and $2,823, respectively, including unamortized premium of $1,109 and $1,262, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	372,428	372,239
Total long-term debt, net	$780,359	$808,107

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at June 30, 2017 and December 31, 2016 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

2.00%.  The applicable margin for existing LIBOR borrowings at June 30, 2017 is 2.75%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of June 30, 2017 and December 31, 2016, respectively.

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

The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $4,328 and $4,757 for the three months ended June 30, 2017 and 2016, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $22,509 and $22,116 for the six months ended June 30, 2017 and 2016, respectively.  Capitalized interest was $222 and $358 for the three months ended June 30, 2017 and 2016, respectively. Capitalized interest was $445 and $682 for the six months ended June 30, 2017 and 2016, respectively.

(11)	Partners' Capital

As of June 30, 2017, Partners’ capital consisted of 38,452,112 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 16.3% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On February 22, 2017, the Partnership completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51,071. Additionally, the Partnership's general partner contributed $1,098 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated $0 and $3,893 in incentive distributions during the three months ended June 30, 2017 and 2016, respectively. The general partner was allocated $0 and $7,786 in incentive distributions during the six months ended June 30, 2017 and 2016, respectively.

The target distribution levels entitle the general partner to receive 2% of quarterly cash distributions from the minimum of $0.50 per unit up to $0.55 per unit, 15% of quarterly cash distributions in excess of $0.55 per unit until all

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$989	$(1,211)	$14,572	$14,703
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	3,893	—	7,786
Distributions payable on behalf of general partner interest	393	668	785	1,335
General partner interest in undistributed loss	(374)	(692)	(494)	(1,041)
Less income (loss) allocable to unvested restricted units	3	(4)	38	39
Limited partners’ interest in net income (loss)	$967	$(5,076)	$14,243	$6,584

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average limited partner units outstanding	38,357,293	35,346,412	37,842,140	35,366,038
Dilutive effect of restricted units issued	56,618	—	52,476	13,880
Total weighted average limited partner diluted units outstanding	38,413,911	35,346,412	37,894,616	35,379,918

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended June 30, 2016 because the limited partners were allocated a net loss in this period.

(12)	Related Party Transactions

As of June 30, 2017, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 16.3% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2017, of approximately 16.3% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2017
(Unaudited)

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

Effective January 1, 2017, through December 31, 2017, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $3,257 of indirect expenses for the three months ended June 30, 2017 and 2016, respectively.  The Partnership reimbursed Martin Resource Management for $8,208 and $6,516 of indirect expenses for the six months ended June 30, 2017 and 2016, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2017
(Unaudited)

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
June 30, 2017
(Unaudited)

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a new terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution.  The per gallon throughput fee the Partnership charges under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was amended on January 1, 2017 to reduce the minimum throughput requirements under such agreement.  This agreement, as amended, will remain in place until the Partnership terminates it by providing 60 days’ written notice.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Terminalling and storage	$20,331	$20,590	$40,035	$41,548
Marine transportation	4,187	6,036	8,512	12,447
Natural gas services	6	129	118	442
Product sales:
Natural gas services	—	—	942	—
Sulfur services	587	667	1,018	1,049
Terminalling and storage	137	301	194	619
	724	968	2,154	1,668
	$25,248	$27,723	$50,819	$56,105

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of products sold:
Natural gas services	$2,909	$4,498	$11,803	$7,883
Sulfur services	3,767	3,810	7,442	7,622
Terminalling and storage	4,119	4,081	9,186	7,466
	$10,795	$12,389	$28,431	$22,971

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Marine transportation	$6,067	$7,232	$12,063	$14,647
Natural gas services	2,233	2,380	4,468	4,626
Sulfur services	1,534	1,583	2,980	2,805
Terminalling and storage	6,618	6,893	13,317	13,367
	$16,452	$18,088	$32,828	$35,445

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative:
Marine transportation	$7	$5	$15	$13
Natural gas services	1,202	2,159	3,479	3,092
Sulfur services	621	824	1,257	1,411
Terminalling and storage	566	666	1,109	1,307
Indirect, including overhead allocation	4,104	3,257	8,208	6,520
	$6,500	$6,911	$14,068	$12,343

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended June 30, 2017 and 2016 was $388 and $561, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the six months ended June 30, 2017 and 2016 was $943 and $1,122, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

As discussed in Note 7, the Partnership has certain derivative financial instruments through December 29, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at June 30, 2017.

(13)	Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $13 and $191 were recorded in income tax expense for the three months ended June 30, 2017 and 2016, respectively. State income taxes attributable to the Texas margin tax of $193 and $242 were recorded in income tax expense for the six months ended June 30, 2017 and 2016, respectively.

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
June 30, 2017
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

Three Months Ended June 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$59,561	$(1,453)	$58,108	$10,327	$3,252	$8,634
Natural gas services	88,504	—	88,504	6,205	4,424	4,383
Sulfur services	34,877	—	34,877	2,030	6,295	862
Marine transportation	13,144	(711)	12,433	1,764	1,149	1
Indirect selling, general and administrative	—	—	—	—	(4,272)	—
Total	$196,086	$(2,164)	$193,922	$20,326	$10,848	$13,880

Three Months Ended June 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$60,721	$(1,302)	$59,419	$10,078	$7,675	$2,955
Natural gas services	74,302	—	74,302	6,983	3,698	1,640
Sulfur services	42,288	—	42,288	2,011	10,286	2,477
Marine transportation	15,032	(693)	14,339	3,017	(7,161)	1,363
Indirect selling, general and administrative	—	—	—	—	(4,242)	—
Total	$192,343	$(1,995)	$190,348	$22,089	$10,256	$8,435

Six Months Ended June 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$118,139	$(3,226)	$114,913	$25,804	$1,151	$16,097
Natural gas services	229,826	—	229,826	12,366	22,697	5,235
Sulfur services	77,254	—	77,254	4,063	17,062	1,167
Marine transportation	26,558	(1,304)	25,254	3,429	2,378	695
Indirect selling, general and administrative	—	—	—	—	(8,692)	—
Total	$451,777	$(4,530)	$447,247	$45,662	$34,596	$23,194

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

Six Months Ended June 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$122,071	$(2,756)	$119,315	$20,076	$14,025	$15,130
Natural gas services	181,490	—	181,490	13,957	17,545	3,153
Sulfur services	84,463	—	84,463	3,981	18,471	3,793
Marine transportation	31,934	(1,249)	30,685	6,123	(6,977)	1,937
Indirect selling, general and administrative	—	—	—	—	(8,470)	—
Total	$419,958	$(4,005)	$415,953	$44,137	$34,594	$24,013

The Partnership's assets by reportable segment as of June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
Total assets:
Terminalling and storage	$333,578	$328,098
Natural gas services	667,428	684,722
Sulfur services	121,306	125,356
Marine transportation	104,208	108,187
Total assets	$1,226,520	$1,246,363

(15)	Unit Based Awards

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employees	$182	$209	$341	$410
Non-employee directors	37	55	64	76
Total unit-based compensation expense	$219	$264	$405	$486

Long-Term Incentive Plans

      The Partnership's general partner has a long-term incentive plan for employees and directors of the general partner and its affiliates who perform services for the Partnership.

On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan. The plan currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The plan is administered by the compensation committee of the general partner’s board of directors (the "Compensation Committee").

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
June 30, 2017
(Unaudited)

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2017 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	103,800	$26.54
Granted	12,000	$19.00
Vested	(7,300)	$20.91
Forfeited	(1,750)	$28.50
Non-Vested, end of period	106,750	$25.78

Aggregate intrinsic value, end of period	$1,873

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2017 and 2016 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Aggregate intrinsic value of units vested	$10	$—	$135	$1,183
Fair value of units vested	20	—	190	1,685

As of June 30, 2017, there was $821 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 1.20 years.

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
June 30, 2017
(Unaudited)

(17)	Commitments and Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provides for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions are not met. For the six months ended June 30, 2017 and 2016, the Partnership received $1,125 and $1,875, respectively, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017. A resolution of this matter is expected near the end of 2017.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleges that the Partnership has breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages. Presently, the plaintiff is only pursuing damages. The Partnership intends to vigorously defend this matter and has asserted appropriate counterclaims against the plaintiff.  At this time, the Partnership is unable to ascertain the damages that could ultimately be awarded against it. A trial on the merits is scheduled for September 2017.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2017
(Unaudited)

(18)	Impairments and other charges

Marine Transportation Goodwill Impairment

During the three months ended June 30, 2016, the Partnership determined that the state of market conditions in the Marine Transportation reporting unit, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the second quarter of 2016. The Partnership did not recognize any other goodwill impairment losses for the six months ended June 30, 2017 and 2016.

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

(19)	Subsequent Events

Quarterly Distribution. On July 20, 2017, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the second quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on August 14, 2017 to unitholders of record as of August 7, 2017.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

2017 Restricted Unit Plan. On May 26, 2017, our unitholders approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the “New LTIP”), which authorizes 3,000,000 common units to be available for delivery with respect to awards under the plan. A summary of the New LTIP is set forth under the caption “Proposal to Approve the Martin Midstream Partners L.P. 2017 Restricted Unit Plan” in our definitive proxy statement filed with the SEC on April 21, 2017 (the “Proxy Statement”).

Equity Offering. On February 22, 2017, we completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses. Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51.1 million. Additionally, our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to pay down outstanding amounts under our revolving credit facility.

Acquisition of Terminalling Assets.  On February 22, 2017, we acquired certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  At the date of acquisition, Martin Resource Management was in the process of constructing an asphalt terminal facility in Hondo, Texas, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  We will spend $8.6 million to finalize construction of the terminal with substantial completion expected to be on or about August 31, 2017.  As of June 30, 2017, we have spent $4.8 million towards project construction since the acquisition on February 22, 2017. Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8.6 million, if any.  The terminal will be supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

Repayment of Note Receivable.  On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the long-term Note Receivable - Affiliate of $15.0 million plus accrued interest. During the second quarter of 2017, the Note Receivable - Affiliate was fully repaid.

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

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017. A resolution of this matter is expected near the end of 2017.

Subsequent Events

Quarterly Distribution. On July 20, 2017, we declared a quarterly cash distribution of $0.50 per common unit for the second quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on August 14, 2017 to unitholders of record as of August 7, 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2016. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2017 and 2016:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $8.5 million, resulting in a corresponding reduction in net income.

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three and six months ended June 30, 2017 or 2016.
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

During the three months ended June 30, 2016, we determined that based on a continued decrease in the demand for utilization and transportation day rates forecasted in our Marine Transportation reporting unit, an impairment of goodwill may exist. Based on the results of our impairment analysis, we determined that a $4.1 million impairment loss of all goodwill in the Marine Transportation reporting unit was incurred during the three months ended June 30, 2016. See note 18 for more information. We completed the most recent annual review of goodwill as of August 31, 2016. Management is aware of no change in circumstances which indicate a need for an interim impairment evaluation.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $29.6 million of direct costs and expenses for the three months ended June 30, 2017 compared to $34.1 million for the three months ended June 30, 2016. We reimbursed Martin Resource Management for $67.1 million of direct costs and expenses for the six months ended June 30, 2017 compared to $64.2 million for the six months ended June 30, 2016. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended June 30, 2017 and 2016, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million and $3.3 million, respectively. For the six months ended June 30, 2017 and 2016, the Conflicts Committee approved reimbursement amounts of $8.2 million and $6.5 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 12% of our total cost of products sold during the three months ended June 30, 2017 and 2016, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% of our total cost of products sold during both the six months ended June 30, 2017 and 2016, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 13% and 15% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Our sales to Martin Resource Management accounted for approximately 11% and 13% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2017 and 2016.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
			(in thousands)
Net income (loss)	$989	$(1,211)	$14,572	$14,703
Adjustments:
Interest expense, net	11,219	12,155	22,139	22,267
Income tax expense	13	191	193	242
Depreciation and amortization	20,326	22,089	45,662	44,137
EBITDA	32,547	33,224	82,566	81,349
Adjustments:
Equity in earnings of WTLPG	(853)	(805)	(1,758)	(2,482)
(Gain) loss on sale of property, plant and equipment	(15)	1,679	140	1,595
Loss on impairment of goodwill	—	4,145	—	4,145
Unrealized mark-to-market on commodity derivatives	(200)	1,327	(4,037)	1,537
Distributions from WTLPG	1,300	1,800	2,500	4,300
Unit-based compensation	219	264	405	486
Adjusted EBITDA	32,998	41,634	79,816	90,930
Adjustments:
Interest expense, net	(11,219)	(12,155)	(22,139)	(22,267)
Income tax expense	(13)	(191)	(193)	(242)
Amortization of debt premium	(76)	(76)	(153)	(153)
Amortization of deferred debt issuance costs	724	1,532	1,445	2,247
Non-cash mark-to-market on interest rate derivatives	—	—	—	(206)
Payments for plant turnaround costs	(197)	(193)	(1,591)	(1,184)
Maintenance capital expenditures	(2,618)	(5,165)	(7,286)	(11,209)
Distributable Cash Flow	$19,599	$25,386	$49,899	$57,916

Results of Operations

The results of operations for the three and six months ended June 30, 2017 and 2016 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2017 and 2016.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2017	(in thousands)
Terminalling and storage	$59,561	$(1,453)	$58,108	$4,128	$(876)	$3,252
Natural gas services	88,504	—	88,504	3,619	805	4,424
Sulfur services	34,877	—	34,877	7,126	(831)	6,295
Marine transportation	13,144	(711)	12,433	247	902	1,149
Indirect selling, general and administrative	—	—	—	(4,272)	—	(4,272)
Total	$196,086	$(2,164)	$193,922	$10,848	$—	$10,848

Three Months Ended June 30, 2016
Terminalling and storage	$60,721	$(1,302)	$59,419	$8,440	$(765)	$7,675
Natural gas services	74,302	—	74,302	3,045	653	3,698
Sulfur services	42,288	—	42,288	11,099	(813)	10,286
Marine transportation	15,032	(693)	14,339	(8,086)	925	(7,161)
Indirect selling, general and administrative	—	—	—	(4,242)	—	(4,242)
Total	$192,343	$(1,995)	$190,348	$10,256	$—	$10,256

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2017	(in thousands)
Terminalling and storage	$118,139	$(3,226)	$114,913	$3,235	$(2,084)	$1,151
Natural gas services	229,826	—	229,826	20,768	1,929	22,697
Sulfur services	77,254	—	77,254	18,606	(1,544)	17,062
Marine transportation	26,558	(1,304)	25,254	679	1,699	2,378
Indirect selling, general and administrative	—	—	—	(8,692)	—	(8,692)
Total	$451,777	$(4,530)	$447,247	$34,596	$—	$34,596

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2016	(in thousands)
Terminalling and storage	$122,071	$(2,756)	$119,315	$15,726	$(1,701)	$14,025
Natural gas services	181,490	—	181,490	16,088	1,457	17,545
Sulfur services	84,463	—	84,463	19,958	(1,487)	18,471
Marine transportation	31,934	(1,249)	30,685	(8,708)	1,731	(6,977)
Indirect selling, general and administrative	—	—	—	(8,470)	—	(8,470)
Total	$419,958	$(4,005)	$415,953	$34,594	$—	$34,594

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands, except BBL per day)
Revenues:
Services	$26,148	$32,392	$(6,244)	(19)%
Products	33,413	28,329	5,084	18%
Total revenues	59,561	60,721	(1,160)	(2)%

Cost of products sold	28,591	23,471	5,120	22%
Operating expenses	15,081	17,725	(2,644)	(15)%
Selling, general and administrative expenses	1,444	1,007	437	43%
Depreciation and amortization	10,327	10,078	249	2%
	4,118	8,440	(4,322)	(51)%
Other operating income	10	—	10
Operating income	$4,128	$8,440	$(4,312)	(51)%

Lubricant sales volumes (gallons)	5,361	5,194	167	3%
Shore-based throughput volumes (guaranteed minimum) (gallons)	41,666	50,000	(8,334)	(17)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (BBL per day)	—	74,565	(74,565)	(100)%

Services revenues. Services revenue decreased $6.2 million, primarily as a result of the disposition of the CCCT Assets on December 21, 2016.

Products revenues. A 22% increase in average sales price combined with a 15% increase in sales volume at our shore-based terminals resulted in a $5.5 million increase in products revenue. An 8% decrease in sales volumes combined with a 5% increase in average sales price at our blending and packaging facilities resulted in an offsetting $0.4 million decrease to products revenues.

Cost of products sold.  Cost of products sold at our shore-based terminals increased $5.3 million resulting from a 26% increase in average cost per gallon combined with a 15% increase in sales volumes. An 8% decrease in sales volumes combined with a 7% increase in average price per gallon at our blending and packaging facilities resulted in an offsetting $0.2 million decrease in cost of products sold.

Operating expenses. Operating expenses at our specialty terminals decreased $2.4 million, primarily as a result of the disposition of the CCCT Assets in the fourth quarter of 2016. Operating expenses at our shore-based terminals decreased by $0.4 million primarily due to the non-renewal of certain leased facilities throughout 2016 and early 2017.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.4 million primarily due to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures and the revision of useful lives of leasehold improvements at certain leased facilities not expected to be renewed at the end of the lease term, offset by the disposition of the CCCT Assets.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands, except BBL per day)
Revenues:
Services	$52,579	$65,549	$(12,970)	(20)%
Products	65,560	56,522	9,038	16%
Total revenues	118,139	122,071	(3,932)	(3)%

Cost of products sold	55,602	47,821	7,781	16%
Operating expenses	30,726	36,441	(5,715)	(16)%
Selling, general and administrative expenses	2,769	2,107	662	31%
Depreciation and amortization	25,804	20,076	5,728	29%
	3,238	15,626	(12,388)	(79)%
Other operating income (loss)	(3)	100	(103)	(103)%
Operating income	$3,235	$15,726	$(12,491)	(79)%

Lubricant sales volumes (gallons)	10,695	10,340	355	3%
Shore-based throughput volumes (guaranteed minimum) (gallons)	83,333	100,000	(16,667)	(17)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (BBL per day)	—	83,600	(83,600)	(100)%

Services revenues. Services revenue decreased $13.0 million, primarily as a result of the disposition of the CCCT Assets on December 21, 2016.

Products revenues. A 21% increase in average sales price combined with a 13% increase in sales volume at our shore-based terminals resulted in a $10.3 million increase in products revenue. A 6% decrease in sales volumes combined with a 2% decrease in average sales price at our blending and packaging facilities resulted in an offsetting $1.3 million decrease to products revenues.

Cost of products sold.  Cost of products sold at our shore-based terminals increased $9.7 million resulting from a 21% increase in average cost per gallon combined with a 13% increase in sales volumes. A 6% decrease in sales volumes combined with a 2% decrease in average price per gallon at our blending and packaging facilities resulted in an offsetting $1.9 million decrease in cost of products sold.

Operating expenses. Operating expenses at our specialty terminals decreased $4.8 million, primarily as a result of the disposition of the CCCT Assets in the fourth quarter of 2016. Operating expenses at our shore-based terminals decreased by $0.9 million primarily due to the non-renewal of certain leased facilities throughout 2016 and early 2017.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.6 million primarily due to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures and the revision of useful lives of leasehold improvements at certain leased facilities not expected to be renewed at the end of the lease term, offset by the disposition of the CCCT Assets.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$14,838	$15,403	$(565)	(4)%
Products	73,666	58,899	14,767	25%
Total revenues	88,504	74,302	14,202	19%

Cost of products sold	71,003	56,233	14,770	26%
Operating expenses	5,567	6,138	(571)	(9)%
Selling, general and administrative expenses	2,115	1,807	308	17%
Depreciation and amortization	6,205	6,983	(778)	(11)%
	3,614	3,141	473	15%
Other operating income (loss)	5	(96)	101	(105)%
Operating income	$3,619	$3,045	$574	19%

Distributions from WTLPG	$1,300	$1,800	$(500)	(28)%

NGL sales volumes (Bbls)	1,794	1,726	68	4%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia natural gas storage facility.

Products Revenues. Our average sales price per barrel increased $6.94, or 20%, resulting in an increase to products revenues of $12.0 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 4%, increasing products revenues $2.8 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments increased $7.00, or 21%, increasing cost of products sold by $12.1 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 4% resulted in a $2.7 million increase to cost of products sold. Our margins decreased $0.06 per barrel, or 4%, during the period.

Operating expenses.  Operating expenses decreased $0.6 million primarily due to a $0.2 million decrease in pipeline testing expense related to our East Texas NGL pipeline, a $0.1 million related to decreased liability claims, and $0.1 million related to environmental, health, and safety expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million primarily due to decreases in amortization related to contracts acquired as part of the purchase of Cardinal Gas Storage Partners LLC ("Cardinal").

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$29,503	$31,500	$(1,997)	(6)%
Products	200,323	149,990	50,333	34%
Total revenues	229,826	181,490	48,336	27%

Cost of products sold	180,306	135,581	44,725	33%
Operating expenses	11,225	11,657	(432)	(4)%
Selling, general and administrative expenses	5,166	4,111	1,055	26%
Depreciation and amortization	12,366	13,957	(1,591)	(11)%
	20,763	16,184	4,579	28%
Other operating income (loss)	5	(96)	101	(105)%
Operating income	$20,768	$16,088	$4,680	29%

Distributions from WTLPG	$2,500	$4,300	$(1,800)	(42)%

NGL sales volumes (Bbls)	4,604	4,928	(324)	(7)%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia natural gas storage facility.

Products Revenues. Our average sales price per barrel increased $13.07, or 43%, resulting in an increase to products revenues of $64.4 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 7%, decreasing products revenues by $14.1 million.

Cost of products sold.  Our average cost per barrel excluding the effects of non-cash mark-to-market adjustments on derivative instruments increased $11.65, or 42%, increasing cost of products sold by $57.4 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 7% resulted in a $12.7 million decrease to cost of products sold. Our margins increased $1.42 per barrel, or 49%, during the period.

Operating expenses.  Operating expenses decreased $0.4 million primarily due to decreased repairs and maintenance at our underground NGL storage facility of $0.2 million and decreased compensation expense of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.6 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$2,850	$2,700	$150	6%
Products	32,027	39,588	(7,561)	(19)%
Total revenues	34,877	42,288	(7,411)	(18)%

Cost of products sold	21,297	24,790	(3,493)	(14)%
Operating expenses	3,417	3,442	(25)	(1)%
Selling, general and administrative expenses	1,007	930	77	8%
Depreciation and amortization	2,030	2,011	19	1%
	7,126	11,115	(3,989)	(36)%
Other operating loss	—	(16)	16	(100)%
Operating income	$7,126	$11,099	$(3,973)	(36)%

Sulfur (long tons)	192	181	11	6%
Fertilizer (long tons)	71	87	(16)	(18)%
Total sulfur services volumes (long tons)	263	268	(5)	(2)%

Services revenues.  Services revenue increased $0.2 million as a result of renegotiation of contract terms effective January 2017.

Products revenues.  Products revenue decreased $7.0 million as a result of an 18% decline in average sales price. A 2% decrease in sales volumes, primarily attributable to a 18% decrease in fertilizer volumes, resulted in an additional decrease of $0.6 million.

Cost of products sold.  A 12% decrease in product cost reduced cost of products sold by $3.1 million, resulting from a decline in commodity prices. A 2% decrease in volumes resulted in an additional decrease in cost of products sold of $0.4 million. Margin per ton decreased $14.42, or 26%.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly as a result of increased compensation expense.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$5,700	$5,400	$300	6%
Products	71,554	79,063	(7,509)	(9)%
Total revenues	77,254	84,463	(7,209)	(9)%

Cost of products sold	45,871	52,405	(6,534)	(12)%
Operating expenses	6,664	6,199	465	8%
Selling, general and administrative expenses	2,028	1,888	140	7%
Depreciation and amortization	4,063	3,981	82	2%
	18,628	19,990	(1,362)	(7)%
Other operating loss	(22)	(32)	10	(31)%
Operating income	$18,606	$19,958	$(1,352)	(7)%

Sulfur (long tons)	409	338	71	21%
Fertilizer (long tons)	165	170	(5)	(3)%
Total sulfur services volumes (long tons)	574	508	66	13%

Services revenues.  Services revenue increased $0.3 million as a result of the renegotiation of contract terms effective January 2017.

Products revenues.  Products revenue decreased $15.7 million as a result of a 20% decline in average sales price. A 13% increase in sales volumes, primarily attributable to a 21% increase in sulfur volumes, resulted in an offsetting increase of $8.2 million.

Cost of products sold.  A 23% decrease in cost of products sold reduced our cost of products sold by $11.8 million. Offsetting this decrease was an increase in cost of products sold of $5.3 million as a result of a 13% increase in sales volumes. Margin per ton decreased $7.73, or 15%.

Operating expenses.  Operating expenses increased primarily as a result of $0.5 million in higher fuel expense and a $0.1 million increase in utilities. An offsetting decline in employee related expenses decreased operating expenses by $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.1 million due to increased compensation expense.

Depreciation and amortization.  Depreciation expense increased $0.1 million due to capital projects being completed and placed in service during the second half of 2016.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$13,144	$15,032	$(1,888)	(13)%
Operating expenses	11,062	14,231	(3,169)	(22)%
Selling, general and administrative expenses	71	158	(87)	(55)%
Loss on impairment of goodwill	—	4,145	(4,145)	(100)%
Depreciation and amortization	1,764	3,017	(1,253)	(42)%
	247	(6,519)	6,766	(104)%
Other operating loss	—	(1,567)	1,567	(100)%
Operating income (loss)	$247	$(8,086)	$8,333	(103)%

Inland revenues.  The decrease in revenues is primarily attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $1.0 million, repairs and maintenance of $0.6 million, Jones Act claims of $0.7 million, property insurance premiums of $0.2 million, property and liability claims of $0.2 million, barge lease rental of $0.1 million, property taxes of $0.1 million, and operating supplies of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.1 million due to decreased shore-side property damage claims.

Loss on impairment of goodwill.  This represents the loss on impairment of goodwill in the Marine Transportation reporting unit during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment combined with the impairment of long-lived assets recognized in the 4th quarter of 2016, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$26,558	$31,934	$(5,376)	(17)%
Operating expenses	22,155	29,068	(6,913)	(24)%
Selling, general and administrative expenses	175	(261)	436	(167)%
Loss on impairment of goodwill	—	4,145	(4,145)	(100)%
Depreciation and amortization	3,429	6,123	(2,694)	(44)%
	$799	$(7,141)	$7,940	(111)%
Other operating loss	(120)	(1,567)	1,447	(92)%
Operating income (loss)	$679	$(8,708)	$9,387	(108)%

Inland revenues.  A decrease of $2.2 million was related to revenue from equipment that was disposed of or considered non-core to our marine transportation division. Additionally, a $1.3 million decrease in inland revenues is attributable to decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $1.7 million decrease in offshore revenues is the result of the 2016 period including the recognition of previously deferred revenues of $1.5 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $2.7 million, repairs and maintenance of $1.5 million, Jones Act claims of $0.7 million, property damage claims of $0.3 million, property insurance premiums of $0.3 million, property taxes of $0.2 million, outside labor of $0.2 million, tankerman fees of $0.2 million, barge rental expense of $0.2 million, and barge tank cleaning of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the 2016 period including the collection of a previously deemed uncollectible receivable of $0.5 million.

Loss on impairment of goodwill.  This represents the loss on impairment of goodwill in the Marine Transportation reporting unit during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment combined with the impairment of long-lived assets recognized in the 4th quarter of 2016, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from WTLPG

Comparative Results for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$853	$805	$48	6%

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$1,300	$1,800	$(500)	(28)%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") remained consistent compared to the three months ended June 30, 2016. Distributions from WTLPG decreased $0.5 million.

Comparative Results for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$1,758	$2,482	$(724)	(29)%

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$2,500	$4,300	$(1,800)	(42)%

Equity in earnings from WTLPG declined primarily due to lower volumes as well as increased pipeline lease expense and legal fees. Offsetting this was a decrease in repairs and maintenance on the asset.  Distributions from WTLPG decreased $1.8 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$3,954	$4,550	$(596)	(13)%
7.25% Senior notes	6,851	6,851	—	—%
Amortization of deferred debt issuance costs	724	1,532	(808)	(53)%
Amortization of debt discount	(76)	(76)	—	—%
Other	376	217	159	73%
Capitalized interest	(222)	(358)	136	(38)%
Interest income	(388)	(561)	173	(31)%
Total interest expense, net	$11,219	$12,155	$(936)	(8)%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$8,099	$8,726	$(627)	(7)%
7.25% Senior notes	13,325	13,626	(301)	(2)%
Amortization of deferred debt issuance costs	1,445	2,247	(802)	(36)%
Amortization of debt premium	(153)	(153)	—	—%
Impact of interest rate derivative activity, including cash settlements	—	(995)	995	(100)%
Other	811	620	191	31%
Capitalized interest	(445)	(682)	237	(35)%
Interest income	(943)	(1,122)	179	(16)%
Total interest expense, net	$22,139	$22,267	$(128)	(1)%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2017	2016			2017	2016
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,272	$4,242	$30	1%	$8,692	$8,470	$222	3%

Indirect selling, general and administrative expenses remained consistent for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Indirect selling, general and administrative expenses increased for the six months ended June 30, 2017 due to a $0.2 million increase in professional fees.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2017	2016			2017	2016
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$3,257	$847	26%	$8,208	$6,516	$1,692	26%

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

Recent Capital Markets Activity

On February 22, 2017, we completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses. Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51.1 million. Additionally, our general partner contributed $1.1 million in cash to us in conjunction with the issuance in order to maintain its 2.0% general partner interest in us. All of the net proceeds were used to pay down outstanding amounts under our revolving credit facility.

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

Cash Flows - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table details the cash flow changes between the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$45,788	$74,803	$(29,015)	(39)%
Investing activities	(24,428)	(21,423)	(3,005)	14%
Financing activities	(21,343)	(53,383)	32,040	(60)%
Net increase (decrease) in cash and cash equivalents	$17	$(3)	$20	(667)%

The change in net cash provided by operating activities for the six months ended June 30, 2017 includes an $18.6 million unfavorable variance in working capital. Further decreases were due to a change in the cash settlement of derivative instruments of $8.9 million and a decrease in distributions received from WTLPG of $1.8 million.

Net cash used in investing activities for the six months ended June 30, 2017 increased primarily as a result of the acquisition of certain asphalt terminalling assets of $19.5 million. Proceeds from involuntary conversion of property, plant and equipment received in 2016 resulted in a $9.1 million increase to the current period's net cash used in investing. Offsetting was a decrease of $15.0 million for proceeds received from repayment of the Note receivable - affiliate and a decrease of $7.7 million related to payments for capital expenditures and plant turnaround costs in 2017. Additionally, a decrease of $2.2 million is due to the 2016 period including the acquisition of intangible assets.

The change in net cash used in financing activities for the six months ended June 30, 2017 is due to a decrease in net repayments of long-term borrowings of $46.0 million and the equity impact of the excess of the cash paid over the carrying value of the assets acquired in the Hondo Acquisition of $7.9 million. This is offset by proceeds received from the issuance of common units (including the related general partner contribution) of $52.2 million, and a decrease in cash distributions paid of $29.0 million. We also paid $5.2 million less in costs associated with our credit facility amendment during the current period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(In thousands)
Expansion capital expenditures	$11,065	$3,078	$14,317	$11,620
Maintenance capital expenditures	2,618	5,164	7,286	11,209
Plant turnaround costs	197	193	1,591	1,184
Total	$13,880	$8,435	$23,194	$24,013

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and six months ended June 30, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the six months ended June 30, 2017. For the six months ended June 30, 2017 and 2016, plant turnaround costs relate to our Smackover refinery.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and six months ended June 30, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Sulfur Services, and Marine Transportation segments to maintain our existing assets and operations during the three and six months ended June 30, 2016. The expenditures are primarily related to tank repairs in our specialty terminalling business and a three-year regulatory coast guard inspection on our two marine vessels that operate in our sulfur business.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2017, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$414,000	$—	$414,000	$—	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	24,986	6,234	12,947	5,805	—
Operating leases	29,983	7,278	10,180	4,369	8,156
Interest payable on fixed long-term debt obligations	98,240	27,101	54,201	16,938	—
Total contractual cash obligations	$941,009	$40,613	$491,328	$400,912	$8,156

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2017, we had outstanding irrevocable letters of credit in the amount of $2.4 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At June 30, 2017, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of June 30, 2017, we had $414.0 million outstanding under the revolving credit facility and $2.4 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $248.0 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2017, we have the ability to borrow approximately $95.9 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2017, the level of outstanding draws on our credit facility has ranged from a low of $382.0 million to a high of $466.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2017:

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

At June 30, 2017, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at June 30, 2017 is 2.75%.

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

We are in compliance with all debt covenants as of June 30, 2017 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2017 or 2016.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2017 or 2016.

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

We have entered into hedging transactions as of June 30, 2017 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 128,000 barrels settling during the period from July 1, 2017 through December 29, 2017. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at June 30, 2017 in "Fair value of derivatives" as a current asset of $0.1 million. Based on the current net notional volume hedged as of June 30, 2017, a $0.10 change in the expected settlement price of these contracts would not result in a material impact to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 3.97% as of June 30, 2017.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2017, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.1 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $383.3 million as of June 30, 2017, based on market prices of similar debt at June 30, 2017.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $7.9 million decrease in fair value of our long-term debt at June 30, 2017.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 7/26/2017	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1	Martin Midstream Partners L.P. 2017 Restricted Unit Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the Partnership on April 21, 2017).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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