Form 10-Q
period 2017-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2017-10-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at October 25, 2017, was 38,446,612.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Cash	$15	$15
Accounts and other receivables, less allowance for doubtful accounts of $319 and $372, respectively	64,127	80,508
Product exchange receivables	34	207
Inventories	130,618	82,631
Due from affiliates	13,484	11,567
Fair value of derivatives	133	—
Other current assets	3,703	3,296
Assets held for sale	13,764	15,779
Total current assets	225,878	194,003

Property, plant and equipment, at cost	1,248,093	1,224,277
Accumulated depreciation	(408,426)	(378,593)
Property, plant and equipment, net	839,667	845,684

Goodwill	17,296	17,296
Investment in WTLPG	127,998	129,506
Note receivable - affiliate	—	15,000
Other assets, net	37,211	44,874
Total assets	$1,248,050	$1,246,363

Liabilities and Partners’ Capital
Trade and other accounts payable	$72,019	$70,249
Product exchange payables	9,270	7,360
Due to affiliates	3,305	8,474
Income taxes payable	450	870
Fair value of derivatives	—	3,904
Other accrued liabilities	25,710	26,717
Total current liabilities	110,754	117,574

Long-term debt, net	829,991	808,107
Other long-term obligations	8,425	8,676
Total liabilities	949,170	934,357

Commitments and contingencies (Note 17)
Partners’ capital	298,880	312,006
Total partners’ capital	298,880	312,006
Total liabilities and partners' capital	$1,248,050	$1,246,363

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Terminalling and storage *	$25,752	$30,770	$75,105	$93,565
Marine transportation *	11,407	13,846	36,661	44,531
Natural gas services*	14,253	14,618	43,756	46,118
Sulfur services	2,850	2,700	8,550	8,100
Product sales: *
Natural gas services	83,831	57,378	284,154	207,368
Sulfur services	24,174	26,396	95,728	105,459
Terminalling and storage	30,861	28,829	96,421	85,349
	138,866	112,603	476,303	398,176
Total revenues	193,128	174,537	640,375	590,490

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	77,368	50,658	255,745	184,781
Sulfur services *	19,716	21,510	65,406	73,734
Terminalling and storage *	25,852	23,540	80,312	70,306
	122,936	95,708	401,463	328,821
Expenses:
Operating expenses *	45,072	39,488	114,564	121,542
Selling, general and administrative *	9,131	8,049	27,961	24,364
Loss on impairment of goodwill	—	—	—	4,145
Depreciation and amortization	20,286	22,129	65,948	66,266
Total costs and expenses	197,425	165,374	609,936	545,138

Other operating income (loss)	(187)	13	(327)	(1,582)
Operating income (loss)	(4,484)	9,176	30,112	43,770

Other income (expense):
Equity in earnings of WTLPG	789	1,120	2,547	3,602
Interest expense, net	(12,538)	(11,779)	(34,677)	(34,046)
Other, net	55	730	605	866
Total other expense	(11,694)	(9,929)	(31,525)	(29,578)

Net income (loss) before taxes	(16,178)	(753)	(1,413)	14,192
Income tax expense	(108)	(180)	(301)	(422)
Net income (loss)	(16,286)	(933)	(1,714)	13,770
Less general partner's interest in net income (loss)	325	18	34	(8,062)
Less (income) loss allocable to unvested restricted units	38	3	—	(36)
Limited partners' interest in net income (loss)	$(15,923)	$(912)	$(1,680)	$5,672

Net income (loss) per unit attributable to limited partners - basic	$(0.42)	$(0.03)	$(0.04)	$0.16
Net income (loss) per unit attributable to limited partners - diluted	$(0.42)	$(0.03)	$(0.04)	$0.16
Weighted average limited partner units - basic	38,357	35,346	38,016	35,358
Weighted average limited partner units - diluted	38,357	35,346	38,016	35,381

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:*
Terminalling and storage	$21,910	$20,649	$61,945	$62,197
Marine transportation	4,098	4,861	12,610	17,308
Natural gas services	4	132	122	574
Product Sales	828	723	2,982	2,391
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	3,033	2,946	14,836	10,829
Sulfur services	3,555	3,678	10,997	11,300
Terminalling and storage	4,817	3,766	14,003	11,232
Expenses:
Operating expenses	15,858	17,810	48,686	53,255
Selling, general and administrative	6,495	5,748	20,563	18,091

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2016	35,456,612	$380,845	$13,034	$393,879
Net income	—	5,708	8,062	13,770
Issuance of common units, net	—	(28)	—	(28)
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(500)	—	—	—
Cash distributions	—	(86,410)	(13,680)	(100,090)
Reimbursement of excess purchase price over carrying value of acquired assets	—	3,000	—	3,000
Unit-based compensation	—	712	—	712
Purchase of treasury units	(15,200)	(330)	—	(330)
Balances - September 30, 2016	35,454,712	$303,497	$7,416	$310,913

Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net loss	—	(1,680)	(34)	(1,714)
Issuance of common units, net of issuance related costs	2,990,000	51,061	—	51,061
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(5,750)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(56,177)	(1,146)	(57,323)
Unit-based compensation	—	518	—	518
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Purchase of treasury units	(200)	(4)	—	(4)
Balances - September 30, 2017	38,448,112	$291,550	$7,330	$298,880

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,714)	$13,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,948	66,266
Amortization of deferred debt issuance costs	2,170	2,965
Amortization of premium on notes payable	(230)	(230)
Loss on sale of property, plant and equipment	327	1,582
Loss on impairment of goodwill	—	4,145
Equity in earnings of WTLPG	(2,547)	(3,602)
Derivative (income) loss	2,392	(1,867)
Net cash (paid) received for commodity derivatives	(6,429)	1,666
Net cash received for interest rate derivatives	—	160
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	—	630
Unit-based compensation	518	712
Cash distributions from WTLPG	4,200	6,100
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	16,381	28,028
Product exchange receivables	173	891
Inventories	(48,022)	(31,606)
Due from affiliates	(1,917)	1,932
Other current assets	(411)	(4,693)
Trade and other accounts payable	2,222	(15,782)
Product exchange payables	1,910	(2,544)
Due to affiliates	(5,169)	(1,859)
Income taxes payable	(420)	(435)
Other accrued liabilities	(3,766)	(3,729)
Change in other non-current assets and liabilities	1,941	(765)
Net cash provided by operating activities	27,557	61,735

Cash flows from investing activities:
Payments for property, plant and equipment	(30,014)	(31,884)
Acquisitions	(19,533)	—
Acquisition of intangible assets	—	(2,150)
Payments for plant turnaround costs	(1,583)	(1,614)
Proceeds from sale of property, plant and equipment	1,604	2,174
Proceeds from involuntary conversion of property, plant and equipment	—	23,400
Proceeds from repayment of Note receivable - affiliate	15,000	—
Contributions to WTLPG	(145)	—
Other	(900)	—
Net cash used in investing activities	(35,571)	(10,074)

Cash flows from financing activities:
Payments of long-term debt	(242,000)	(219,700)
Proceeds from long-term debt	262,000	270,700
Proceeds from issuance of common units, net of issuance related costs	51,061	(28)
General partner contribution	1,098	—
Purchase of treasury units	(4)	(330)
Payment of debt issuance costs	(56)	(5,234)
Excess purchase price over carrying value of acquired assets	(7,887)	—
Reimbursement of excess purchase price over carrying value of acquired assets	1,125	3,000
Cash distributions paid	(57,323)	(100,090)
Net cash provided by (used in) financing activities	8,014	(51,682)

Net increase (decrease) in cash	—	(21)
Cash at beginning of period	15	31
Cash at end of period	$15	$10
Non-cash additions to property, plant and equipment	$1,367	$1,068

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
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

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04 “Intangibles-Goodwill and other: Simplifying the test for goodwill impairment.” This ASU removes the second step of the two-step test currently required under the current guidance. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership elected to early adopt this amended guidance effective January 1, 2017. The Partnership expects that adoption of this standard will change its approach for testing goodwill for impairment if a triggering event is identified; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently determining the overall impacts that ASU 2014-09 will have on its contract portfolio and consolidated financial statements, and is in the process of evaluating its new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Partnership's approach includes performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard. The Partnership expects to complete implementation of the new revenue recognition standard by the end of 2017. Based on the analysis completed to date, the Partnership does not believe the standard will significantly impact the amount or timing of revenues recognized under the vast majority of the Partnership's revenue contracts.  The Partnership currently intends on adopting the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018.

(3)	Acquisitions

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC (“MEH”), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the “Hondo Acquisition”), which was was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal”), which will serve the asphalt market in San Antonio, Texas and surrounding areas. The Partnership will spend $8,580 to finalize construction of the Hondo Terminal, which has been substantially completed as of September 30, 2017.  Martin Resource Management is obligated to pay the Partnership the amount required to complete the construction of the Hondo Terminal in excess of $8,580, if any. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital."

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

Long-Lived Assets Held for Sale

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. At September 30, 2017 and December 31, 2016, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	September 30, 2017	December 31, 2016

Terminalling and storage	$10,537	$10,852
Marine transportation	3,227	4,927
Assets held for sale	$13,764	$15,779

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

Divestitures

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by the Partnership in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $779 and $4,294 for the three and nine months ended September 30, 2016, respectively.

The divestiture of the CCCT Assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

(5)	Inventories

Components of inventories at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Natural gas liquids	$85,574	$33,656
Sulfur	7,796	8,521
Sulfur based products	13,668	19,107
Lubricants	20,879	18,276
Other	2,701	3,071
	$130,618	$82,631

(6)	Investment in West Texas LPG Pipeline L.P.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

Selected financial information for WTLPG is as follows:

	As of September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income	Revenues	Net Income
2017
WTLPG	$807,176	$—	$784,440	$22,009	$3,945	$63,148	$12,734
	As of December 31,
2016
WTLPG	$812,464	$—	$790,406	$21,849	$5,515	$66,870	$18,240

As of September 30, 2017 and December 31, 2016, the Partnership’s interest in cash of WTLPG was $620 and $631, respectively.

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of September 30, 2017 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 128,000 barrels settling during the period from October 1, 2017 through December 29, 2017. At December 31, 2016, the Partnership had instruments totaling a gross notional quantity of 2,589 barrels settling during the period from January 1, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. Martin Energy Trading LLC ("MET"), an affiliate of Martin Resource Management, serves as the counterparty for all positions outstanding at September 30, 2017.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. At September 30, 2017, the Partnership did not have any outstanding interest rate derivative instruments.

During the nine months ended September 30, 2016, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions") through September 30, 2016. In connection with the interest rate swaption

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

contracts, the Partnership received premiums of $630, which represented their fair value on the date the transactions were initiated and were initially recorded as derivative liabilities on the Partnership's Consolidated and Condensed Balance Sheets, during the nine months ended September 30, 2016. Each of the interest rate swaptions were fully amortized as of September 30, 2016. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the nine months ended September 30, 2016, the Partnership recognized $630 of premiums in "Interest expense, net" on the Partnership's Consolidated and Condensed Statements of Operations related to the interest rate swaption contracts.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$133	$—	Fair value of derivatives	$—	$3,904
Total derivatives not designated as hedging instruments		$133	$—		$—	$3,904

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended September 30, 2017 and 2016

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$—	$742
Total effect of derivatives not designated as hedging instruments		$—	$742

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Nine Months Ended September 30, 2017 and 2016

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$630
Interest rate contracts	Interest expense	—	366
Commodity contracts	Cost of products sold	(2,392)	871
Total effect of derivatives not designated as hedging instruments		$(2,392)	$1,867

(8)	Fair Value Measurements

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2017	December 31, 2016
Commodity derivative contracts, net	$133	$(3,904)

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

•
Note receivable and long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The Partnership has not had any indicators which represent a change in the market spread associated with its variable interest rate debt. The estimated fair value of the senior unsecured notes is considered Level 1, as the fair value is based on quoted market prices in active markets. The estimated fair value of the note receivable - affiliates was determined by calculating the net present value of the payments over the life of the note. The note is considered Level 3 due to the lack of observable inputs for similar transactions between related parties.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - affiliates	$—	$—	$15,000	$15,797
2021 Senior unsecured notes	372,522	384,600	372,239	377,882

(9)	Supplemental Balance Sheet Information

Components of "Other assets, net" were as follows:

	September 30, 2017	December 31, 2016
Customer contracts and relationships, net	$28,067	$36,528
Other intangible assets	1,881	2,280
Other	7,263	6,066
	$37,211	$44,874

Accumulated amortization of intangible assets was $59,594 and $48,876 at September 30, 2017 and December 31, 2016, respectively.

Components of "Other accrued liabilities" were as follows:

	September 30, 2017	December 31, 2016
Accrued interest	$3,802	$10,629
Asset retirement obligations	11,378	7,953
Property and other taxes payable	7,836	6,443
Accrued payroll	2,679	1,672
Other	15	20
	$25,710	$26,717

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2017

Beginning asset retirement obligations	$16,418
Revisions to existing liabilities[1]	5,801
Accretion	277
Liabilities settled	(2,695)
Ending asset retirement obligations	19,801
Current portion of asset retirement obligations	(11,378)
Long-term portion of asset retirement obligations[2]	$8,423

1Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining useful life of the assets. The 2017 revisions reflect changes in removal cost estimates and the estimated remaining useful life of assets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

2The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated and Condensed Balance Sheets.

(10)	Long-Term Debt

At September 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
$664,444 Revolving credit facility at variable interest rate (4.24%[1] weighted average at September 30, 2017), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $5,531 and $7,132, respectively[2]	$457,469	$435,868
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $2,310 and $2,823, respectively, including unamortized premium of $1,032 and $1,262, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	372,522	372,239
Total long-term debt, net	$829,991	$808,107

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at September 30, 2017 and December 31, 2016 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at September 30, 2017 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of September 30, 2017 and December 31, 2016, respectively.

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

The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $18,578 and $18,644 for the three months ended September 30, 2017 and 2016, respectively.  The Partnership paid cash interest, net of proceeds received from interest rate swaptions and capitalized interest, in the amount of $41,087 and $40,760 for the nine months ended September 30, 2017 and 2016, respectively.  Capitalized interest was $130 and $229 for the three months ended September 30, 2017 and 2016, respectively. Capitalized interest was $575 and $911 for the nine months ended September 30, 2017 and 2016, respectively.

(11)	Partners' Capital

As of September 30, 2017, Partners’ capital consisted of 38,448,112 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 16.3% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Issuance of Common Units

On February 22, 2017, the Partnership completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51,061. Additionally, the Partnership's general partner contributed $1,098 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three months ended September 30, 2017 and 2016, respectively. The general partner was allocated $0 and $7,786 in incentive distributions during the nine months ended September 30, 2017 and 2016, respectively.

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
September 30, 2017
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(16,286)	$(933)	$(1,714)	$13,770
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—	7,786
Distributions payable on behalf of general partner interest	392	361	1,177	1,696
General partner interest in undistributed loss	(717)	(379)	(1,211)	(1,420)
Less income (loss) allocable to unvested restricted units	(38)	(3)	—	36
Limited partners’ interest in net income (loss)	$(15,923)	$(912)	$(1,680)	$5,672

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average limited partner units outstanding	38,357,171	35,346,412	38,015,704	35,358,217
Dilutive effect of restricted units issued	—	—	—	22,850
Total weighted average limited partner diluted units outstanding	38,357,171	35,346,412	38,015,704	35,381,067

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 because the limited partners were allocated a net loss in this period.

(12)	Related Party Transactions

As of September 30, 2017, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 16.3% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2017, of approximately 16.3% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
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
September 30, 2017
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

Effective January 1, 2017, through December 31, 2017, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $3,258 of indirect expenses for the three months ended September 30, 2017 and 2016, respectively.  The Partnership reimbursed Martin Resource Management for $12,312 and $9,775 of indirect expenses for the nine months ended September 30, 2017 and 2016, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2017
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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution.  At such time, the per gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017 and October 1, 2017 to modify its minimum throughput requirements and throughput fees. This agreement, as amended, continues until September 30, 2018 and thereafter on a month to month basis until terminated by either party by giving 60 days’ written notice.

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
September 30, 2017
(Unaudited)

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

Sulfuric Acid Sales Agency Agreement. The Partnership is party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC (“Saconix”), a limited liability company in which Martin Resource Management has a minority equity interest, purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that is not consumed by the Partnership’s internal operations.  This agreement, as amended, will remain in place until September 30, 2020 and shall automatically renew year to year thereafter until either party provides 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Saconix, who then markets and sells such acid to third-parties.  The Partnership shares in the profit of such sales.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Terminalling and storage	$21,910	$20,649	$61,945	$62,197
Marine transportation	4,098	4,861	12,610	17,308
Natural gas services	4	132	122	574
Product sales:
Natural gas services	101	—	1,043	—
Sulfur services	522	502	1,540	1,551
Terminalling and storage	205	221	399	840
	828	723	2,982	2,391
	$26,840	$26,365	$77,659	$82,470

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of products sold:
Natural gas services	$3,033	$2,946	$14,836	$10,829
Sulfur services	3,555	3,678	10,997	11,300
Terminalling and storage	4,817	3,766	14,003	11,232
	$11,405	$10,390	$39,836	$33,361

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Marine transportation	$5,794	$6,959	$17,857	$21,606
Natural gas services	2,256	2,329	6,724	6,955
Sulfur services	1,391	1,510	4,371	4,315
Terminalling and storage	6,417	7,012	19,734	20,379
	$15,858	$17,810	$48,686	$53,255

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative:
Marine transportation	$11	$9	$26	$22
Natural gas services	1,140	1,173	4,619	4,265
Sulfur services	648	678	1,905	2,089
Terminalling and storage	592	630	1,701	1,937
Indirect, including overhead allocation	4,104	3,258	12,312	9,778
	$6,495	$5,748	$20,563	$18,091

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended September 30, 2017 and 2016 was $0 and $567, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the nine months ended September 30, 2017 and 2016 was $943 and $1,689, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

As discussed in Note 7, the Partnership has certain derivative financial instruments through December 29, 2017 to protect a portion of its commodity price risk exposure related to NGLs. MET serves as counterparty to the outstanding positions at September 30, 2017.

(13)	Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $108 and $180 were recorded in income tax expense for the three months ended September 30, 2017 and 2016, respectively. State income taxes attributable to the Texas margin tax of $301 and $422 were recorded in income tax expense for the nine months ended September 30, 2017 and 2016, respectively.

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

Three Months Ended September 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$57,805	$(1,192)	$56,613	$10,192	$(7,047)	$5,761
Natural gas services	98,310	(226)	98,084	6,274	7,026	1,345
Sulfur services	27,024	—	27,024	2,020	(546)	426
Marine transportation	12,400	(993)	11,407	1,800	474	418
Indirect selling, general and administrative	—	—	—	—	(4,391)	—
Total	$195,539	$(2,411)	$193,128	$20,286	$(4,484)	$7,950

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

Three Months Ended September 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$60,943	$(1,344)	$59,599	$10,828	$5,748	$2,929
Natural gas services	71,996	—	71,996	7,050	7,150	728
Sulfur services	29,096	—	29,096	1,997	(965)	632
Marine transportation	14,920	(1,074)	13,846	2,254	1,449	260
Indirect selling, general and administrative	—	—	—	—	(4,206)	—
Total	$176,955	$(2,418)	$174,537	$22,129	$9,176	$4,549

Nine Months Ended September 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$175,944	$(4,418)	$171,526	$35,996	$(5,896)	$21,859
Natural gas services	328,136	(226)	327,910	18,640	29,723	6,580
Sulfur services	104,278	—	104,278	6,083	16,516	1,593
Marine transportation	38,958	(2,297)	36,661	5,229	2,852	1,113
Indirect selling, general and administrative	—	—	—	—	(13,083)	—
Total	$647,316	$(6,941)	$640,375	$65,948	$30,112	$31,145

Nine Months Ended September 30, 2016	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$183,014	$(4,100)	$178,914	$30,904	$19,773	$18,059
Natural gas services	253,486	—	253,486	21,007	24,695	3,881
Sulfur services	113,559	—	113,559	5,978	17,506	4,425
Marine transportation	46,854	(2,323)	44,531	8,377	(5,528)	2,197
Indirect selling, general and administrative	—	—	—	—	(12,676)	—
Total	$596,913	$(6,423)	$590,490	$66,266	$43,770	$28,562

The Partnership's assets by reportable segment as of September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017	December 31, 2016
Total assets:
Terminalling and storage	$330,530	$328,098
Natural gas services	702,845	684,722
Sulfur services	114,014	125,356
Marine transportation	100,661	108,187
Total assets	$1,248,050	$1,246,363

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employees	$85	$204	$426	$614
Non-employee directors	28	22	92	98
Total unit-based compensation expense	$113	$226	$518	$712

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2017 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	103,800	$26.54
Granted	12,000	$19.00
Vested	(7,300)	$19.90
Forfeited	(5,750)	$28.50
Non-Vested, end of period	102,750	$25.24

Aggregate intrinsic value, end of period	$1,598

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three and nine months ended September 30, 2017 and 2016 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Aggregate intrinsic value of units vested	$—	$—	$135	$1,183
Fair value of units vested	—	—	190	1,685

As of September 30, 2017, there was $516 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 0.98 years.

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

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the nine months ended September 30, 2017 and 2016, the Partnership received $1,125 and $3,000, respectively, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017 which has been placed on the agenda of the Railroad Commission of Texas for consideration by the Commission on December 5, 2017.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleged that the Partnership breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages.  Prior to trial, this matter

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

was settled for a confidential amount in September of 2017. At September 30, 2017, the financial statements reflect the terms of the settlement and all amounts have been accrued as asset retirement obligations.

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

(18)	Impairments and other charges

Hurricane Impact

On August 25, 2017, Hurricane Harvey made landfall as a Category 4 hurricane. The storm lingered over Texas and Louisiana for days producing over 50 inches of rain in some areas, resulting in widespread flooding and damage. The Partnership experienced an impact from Hurricane Harvey in its Terminalling and Storage and Sulfur Services segments, where damages were suffered to the Partnership's property, plant, and equipment at its Neches, Stanolind, Galveston, and Harbor Island terminals located along the Texas gulf coast. The damage incurred did not exceed the insurance deductible at these locations and therefore the Partnership does not expect to receive any insurance proceeds resulting from the damages caused by Hurricane Harvey. For the three months ended September 30, 2017, the Partnership recorded $982 related to actual repairs made to assets damaged by Hurricane Harvey. Additionally, the Partnership recorded an accrual for $3,725 in estimated repairs to be made to assets damaged by Hurricane Harvey. As a result of the damage sustained by Hurricane Harvey, the Partnership recorded a write-off in the amount of $186 related to assets damaged. Hurricane Harvey impacted the Partnership's operations in our Terminalling segments, where the Partnership experienced an estimated reduction in net income and cash flow of approximately $1,082 from lost volume and downtime due to the hurricane.

Marine Transportation Goodwill Impairment

During the three months ended June 30, 2016, the Partnership determined that the state of market conditions in the Marine Transportation reporting unit, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by our actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below our forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the second quarter of 2016. The Partnership did not recognize any other goodwill impairment losses for the nine months ended September 30, 2017 and 2016.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2017
(Unaudited)

Quarterly Distribution. On October 19, 2017, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2017 to unitholders of record as of November 7, 2017.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Hurricane Impact. On August 25, 2017, Hurricane Harvey made landfall as a Category 4 hurricane. The storm lingered over Texas and Louisiana for days producing over 50 inches of rain in some areas, resulting in widespread flooding and damage. We experienced an impact from Hurricane Harvey in our Terminalling and Storage and Sulfur Services segments, where damages were suffered to our property, plant, and equipment at its Neches, Stanolind, Galveston, and Harbor Island terminals located along the Texas gulf coast. The damage incurred did not exceed the insurance deductible at these locations and therefore we do not expect to receive any insurance proceeds resulting from the damage from Hurricane Harvey. For the three months ended September 30, 2017, we recorded $1.0 million related to actual repairs made to assets damaged by Hurricane Harvey. Additionally, we recorded an accrual for $3.7 million in estimated repairs to be made to assets damaged by Hurricane Harvey. As a result of the damage sustained, we recorded a write-off in the amount of $0.2 million related to assets damaged. Hurricane Harvey impacted our operations primarily in our Terminalling and Storage and Sulfur Services segments, where we experienced an estimated reduction in net income and cash flow of approximately $1.1 million from lost volume and downtime due to the hurricane.

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

Acquisition of Terminalling Assets.  On February 22, 2017, we acquired certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  At the date of acquisition, Martin Resource Management was in the process of constructing an asphalt terminal facility in Hondo, Texas, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  We will spend $8.6 million to finalize construction of the terminal, which has been substantially completed by September 30, 2017.  Martin Resource Management is obligated to pay us the amount required to complete the construction of the Hondo Terminal in excess of $8.6 million, if any.  The terminal will be supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

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

West Texas LPG Pipeline L.P. ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017 which has been placed on the agenda of the Railroad Commission of Texas for consideration by the Commission on December 5, 2017.

Subsequent Events

Quarterly Distribution. On October 19, 2017, we declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2017, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2017 to unitholders of record as of November 7, 2017.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2016. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2017 and 2016:

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

The lives of our fixed assets range from 3 - 50 years. If the depreciable lives of our assets were decreased by 10%, we estimate that annual depreciation expense would increase approximately $8.2 million, resulting in a corresponding reduction in net income.

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
No impairment of long-lived assets was recorded in addition to the $0.2 million recorded during the three and nine months ended September 30, 2017 related to assets destroyed by Hurricane Harvey. No impairment of long-lived assets was recorded during the three and nine months ended September 30, 2016.

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

During the three months ended June 30, 2016, we determined that based on a continued decrease in the demand for utilization and transportation day rates forecasted in our Marine Transportation reporting unit, an impairment of goodwill may exist. Based on the results of our impairment analysis, we determined that a $4.1 million impairment loss of all goodwill in the Marine Transportation reporting unit was incurred during the three months ended June 30, 2016. See note 18 for more information. We are in the process of completing the most recent annual review as of August 31, 2017. Based on preliminary results of the evaluation, no impairment exists with the remaining goodwill.

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
If actual results differ from judgments and assumptions used in valuing an ARO, we may experience significant changes in ARO balances. The establishment of an ARO has no initial impact on earnings. During the nine months ended September 30, 2017, we made upward revisions to our asset retirement obligations in the amount of $5.8 million.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $29.7 million of direct costs and expenses for the three months ended September 30, 2017 compared to $30.7 million for the three months ended September 30, 2016. We reimbursed Martin Resource Management for $96.8 million of direct costs and expenses for the nine months ended September 30, 2017 compared to $94.9 million for the nine months ended September 30, 2016. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the three months ended September 30, 2017 and 2016, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million and $3.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the Conflicts Committee approved reimbursement amounts of $12.3 million and $9.8 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 11% of our total cost of products sold during the three months ended September 30, 2017 and 2016, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% of our total cost of products sold during both the nine months ended September 30, 2017 and 2016, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 14% and 15% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. Our sales to Martin Resource Management accounted for approximately 12% and 14% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2017 and 2016.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(16,286)	$(933)	$(1,714)	$13,770
Adjustments:
Interest expense, net	12,538	11,779	34,677	34,046
Income tax expense	108	180	301	422
Depreciation and amortization	20,286	22,129	65,948	66,266
EBITDA	16,646	33,155	99,212	114,504
Adjustments:
Equity in earnings of WTLPG	(789)	(1,120)	(2,547)	(3,602)
(Gain) loss on sale of property, plant and equipment	187	(13)	327	1,582
Loss on impairment of goodwill	—	—	—	4,145
Unrealized mark-to-market on commodity derivatives	—	(742)	(4,037)	795
Hurricane damage repair accrual	3,725	—	3,725	—
Asset retirement obligation revision	5,547	—	5,547	—
Distributions from WTLPG	1,700	1,800	4,200	6,100
Unit-based compensation	113	226	518	712
Adjusted EBITDA	27,129	33,306	106,945	124,236
Adjustments:
Interest expense, net	(12,538)	(11,779)	(34,677)	(34,046)
Income tax expense	(108)	(180)	(301)	(422)
Amortization of debt premium	(77)	(77)	(230)	(230)
Amortization of deferred debt issuance costs	725	718	2,170	2,965
Non-cash mark-to-market on interest rate derivatives	—	—	—	(206)
Payments for plant turnaround costs	8	(430)	(1,583)	(1,614)
Maintenance capital expenditures	(5,208)	(1,609)	(12,494)	(12,818)
Distributable Cash Flow	$9,931	$19,949	$59,830	$77,865

Results of Operations

The results of operations for the three and nine months ended September 30, 2017 and 2016 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2017 and 2016.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2017	(in thousands)
Terminalling and storage	$57,805	$(1,192)	$56,613	$(6,455)	$(592)	$(7,047)
Natural gas services	98,310	(226)	98,084	6,483	543	7,026
Sulfur services	27,024	—	27,024	567	(1,113)	(546)
Marine transportation	12,400	(993)	11,407	(688)	1,162	474
Indirect selling, general and administrative	—	—	—	(4,391)	—	(4,391)
Total	$195,539	$(2,411)	$193,128	$(4,484)	$—	$(4,484)

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2016
Terminalling and storage	$60,943	$(1,344)	$59,599	$6,513	$(765)	$5,748
Natural gas services	71,996	—	71,996	6,455	695	7,150
Sulfur services	29,096	—	29,096	229	(1,194)	(965)
Marine transportation	14,920	(1,074)	13,846	185	1,264	1,449
Indirect selling, general and administrative	—	—	—	(4,206)	—	(4,206)
Total	$176,955	$(2,418)	$174,537	$9,176	$—	$9,176

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2017	(in thousands)
Terminalling and storage	$175,944	$(4,418)	$171,526	$(3,220)	$(2,676)	$(5,896)
Natural gas services	328,136	(226)	327,910	27,251	2,472	29,723
Sulfur services	104,278	—	104,278	19,173	(2,657)	16,516
Marine transportation	38,958	(2,297)	36,661	(9)	2,861	2,852
Indirect selling, general and administrative	—	—	—	(13,083)	—	(13,083)
Total	$647,316	$(6,941)	$640,375	$30,112	$—	$30,112

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2016	(in thousands)
Terminalling and storage	$183,014	$(4,100)	$178,914	$22,239	$(2,466)	$19,773
Natural gas services	253,486	—	253,486	22,543	2,152	24,695
Sulfur services	113,559	—	113,559	20,187	(2,681)	17,506
Marine transportation	46,854	(2,323)	44,531	(8,523)	2,995	(5,528)
Indirect selling, general and administrative	—	—	—	(12,676)	—	(12,676)
Total	$596,913	$(6,423)	$590,490	$43,770	$—	$43,770

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands, except BBL per day)
Revenues:
Services	$26,944	$32,114	$(5,170)	(16)%
Products	30,861	28,829	2,032	7%
Total revenues	57,805	60,943	(3,138)	(5)%

Cost of products sold	26,451	24,118	2,333	10%
Operating expenses	25,762	18,299	7,463	41%
Selling, general and administrative expenses	1,668	1,439	229	16%
Depreciation and amortization	10,192	10,828	(636)	(6)%
	(6,268)	6,259	(12,527)	(200)%
Other operating income (loss)	(187)	254	(441)	(174)%
Operating income (loss)	$(6,455)	$6,513	$(12,968)	(199)%

Lubricant sales volumes (gallons)	5,217	5,196	21	—%
Shore-based throughput volumes (guaranteed minimum) (gallons)	41,666	50,000	(8,334)	(17)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (BBL per day)	—	65,116	(65,116)	(100)%

Services revenues. Services revenue decreased $5.2 million, of which $4.3 million was a result of the disposition of the CCCT Assets on December 21, 2016 and $1.4 million was due to decreased throughput fees at our shore-based terminals. Offsetting these decreases was a $0.5 million increase in throughput fees at our Smackover refinery.

Products revenues. Product sales revenues increased primarily due to a 10% increase in sales volumes combined with a 5% increase in average sales price at our blending and packaging facilities.

Cost of products sold.  Cost of products sold increased primarily due to a 10% increase in sales volumes combined with a 12% increase in average price per gallon at our blending and packaging facilities.

Operating expenses. Operating expenses at our shore-based terminals increased by $5.9 million primarily due to an increase in the accrual related to asset retirement obligations at leased terminal facilities. Operating expenses at our specialty terminals increased $1.4 million, of which $3.5 million related to expense associated with Hurricane Harvey repairs. Offsetting this increase was a decrease of $2.1 million as a result of the disposition of the CCCT Assets in the fourth quarter of 2016.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.2 million primarily due to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures and the revision of useful lives of leasehold improvements at certain leased facilities not expected to be renewed at the end of the lease term, offset by the disposition of the CCCT Assets.

Other operating income (loss).  Other operating income (loss) represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands, except BBL per day)
Revenues:
Services	$79,523	$97,663	$(18,140)	(19)%
Products	96,421	85,351	11,070	13%
Total revenues	175,944	183,014	(7,070)	(4)%

Cost of products sold	82,053	71,939	10,114	14%
Operating expenses	56,488	54,740	1,748	3%
Selling, general and administrative expenses	4,437	3,546	891	25%
Depreciation and amortization	35,996	30,904	5,092	16%
	(3,030)	21,885	(24,915)	(114)%
Other operating income (loss)	(190)	354	(544)	(154)%
Operating income (loss)	$(3,220)	$22,239	$(25,459)	(114)%

Lubricant sales volumes (gallons)	15,912	15,536	376	2%
Shore-based throughput volumes (guaranteed minimum) (gallons)	124,998	150,000	(25,002)	(17)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (BBL per day)	—	77,394	(77,394)	(100)%

Services revenues. Services revenue decreased $18.1 million, of which $15.8 million was a result of the disposition of the CCCT Assets on December 21, 2016 and $3.4 million was due to decreased throughput fees at our shore-based terminals. Additionally, $1.0 million is due to increased throughput fees at our Smackover refinery.

Products revenues. A 20% increase in average sales price combined with a 4% increase in sales volume at our shore-based terminals resulted in a $10.3 million increase in products revenue. A 1% decrease in sales volumes combined with a 3% increase in average sales price at our blending and packaging facilities resulted in a $0.7 million increase to products revenues.

Cost of products sold.  Cost of products sold at our shore-based terminals increased $9.7 million resulting from a 22% increase in average cost per gallon combined with a 4% increase in sales volumes. A 1% decrease in sales volumes combined with a 2% increase in average price per gallon at our blending and packaging facilities resulted in a $0.4 million increase in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals increased by $5.0 million primarily due to an increase in the accrual related to asset retirement obligations at leased terminal facilities. Operating expenses at our specialty terminals decreased $3.4 million, of which $6.1 million is a result of the disposition of the CCCT Assets in the fourth quarter of 2016 and offsetting increases of $3.5 million related to expense associated with Hurricane Harvey repairs and $0.8 million related to our new asphalt plant in Hondo, Texas.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily due to increased legal fees.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures and the revision of useful lives of leasehold improvements at certain leased facilities not expected to be renewed at the end of the lease term, offset by the disposition of the CCCT Assets.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$14,253	$14,618	$(365)	(2)%
Products	84,057	57,378	26,679	46%
Total revenues	98,310	71,996	26,314	37%

Cost of products sold	78,138	51,353	26,785	52%
Operating expenses	5,528	5,822	(294)	(5)%
Selling, general and administrative expenses	1,889	1,309	580	44%
Depreciation and amortization	6,274	7,050	(776)	(11)%
	6,481	6,462	19	—%
Other operating income (loss)	2	(7)	9	(129)%
Operating income	$6,483	$6,455	$28	—%

Distributions from WTLPG	$1,700	$1,800	$(100)	(6)%

NGL sales volumes (Bbls)	1,943	1,592	351	22%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia natural gas storage facility.

Products Revenues. Our average sales price per barrel increased $7.22, or 20%, resulting in an increase to products revenues of $11.5 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 22%, increasing products revenues by $15.2 million.

Cost of products sold.  Our average cost per barrel increased $7.96, or 25%, increasing cost of products sold by $12.7 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 22% resulted in a $14.1 million increase to cost of products sold. Our margins decreased $0.74 per barrel, or 19%, during the period.

Operating expenses.  Operating expenses decreased $0.3 million primarily due to a $0.2 million decrease in repair and maintenance costs at our natural gas storage facilities and decreased maintenance expense of $0.1 million at our NGL East Texas pipeline.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million primarily due to decreases in amortization related to contracts acquired as part of the purchase of Cardinal Gas Storage Partners LLC ("Cardinal").

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$43,756	$46,118	$(2,362)	(5)%
Products	284,380	207,368	77,012	37%
Total revenues	328,136	253,486	74,650	29%

Cost of products sold	258,444	186,934	71,510	38%
Operating expenses	16,753	17,479	(726)	(4)%
Selling, general and administrative expenses	7,055	5,420	1,635	30%
Depreciation and amortization	18,640	21,007	(2,367)	(11)%
	27,244	22,646	4,598	20%
Other operating income (loss)	7	(103)	110	(107)%
Operating income	$27,251	$22,543	$4,708	21%

Distributions from WTLPG	$4,200	$6,100	$(1,900)	(31)%

NGL sales volumes (Bbls)	6,547	6,520	27	—%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia natural gas storage facility.

Products Revenues. Our average sales price per barrel increased $11.62, or 37%, resulting in an increase to products revenues of $75.8 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 0.4%, increasing products revenues by $1.2 million.

Cost of products sold.  Our average cost per barrel increased $10.80, or 38%, increasing cost of products sold by $70.4 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 0.4% resulted in a $1.1 million increase to cost of products sold. Our margins increased $0.83 per barrel, or 26%, during the period.

Operating expenses.  Operating expenses decreased $0.7 million due to $0.3 million of decreased maintenance expense at our NGL East Texas pipeline, decreased repairs and maintenance at our underground NGL storage facility of $0.2 million, and decreased compensation expense of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $2.4 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$2,850	$2,700	$150	6%
Products	24,174	26,396	(2,222)	(8)%
Total revenues	27,024	29,096	(2,072)	(7)%

Cost of products sold	19,807	21,601	(1,794)	(8)%
Operating expenses	3,557	4,089	(532)	(13)%
Selling, general and administrative expenses	1,071	946	125	13%
Depreciation and amortization	2,020	1,997	23	1%
	569	463	106	23%
Other operating loss	(2)	(234)	232	(99)%
Operating income	$567	$229	$338	148%

Sulfur (long tons)	198	241	(43)	(18)%
Fertilizer (long tons)	52	47	5	11%
Total sulfur services volumes (long tons)	250	288	(38)	(13)%

Services revenues.  Services revenue increased $0.2 million as a result of renegotiation of contract terms effective January 2017.

Products revenues.  Products revenues decreased $3.7 million as a result of a 13% decrease in sales volumes, primarily attributable to an 18% decrease in sulfur volumes. A 6% increase in average sales price resulted in an offsetting increase of $1.5 million.

Cost of products sold.  A 13% decrease in sales volumes reduced cost of products sold by $3.0 million. A 6% increase in average cost of products sold per ton caused an offsetting $1.2 million increase to cost of products sold, as a result of rising commodity prices. Margin per ton increased $0.82, or 5%.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.2 million reduction in repairs and maintenance to railcars and marine vessels, $0.2 million reduction in utilization of outside towing, $0.1 million in lower property taxes, and $0.1 million in lower compensation expense. An offsetting increase of $0.1 million resulted from an increase in tankerman fees.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly as a result of increased compensation expense.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$8,550	$8,100	$450	6%
Products	95,728	105,459	(9,731)	(9)%
Total revenues	104,278	113,559	(9,281)	(8)%

Cost of products sold	65,678	74,006	(8,328)	(11)%
Operating expenses	10,221	10,288	(67)	(1)%
Selling, general and administrative expenses	3,099	2,834	265	9%
Depreciation and amortization	6,083	5,978	105	2%
	19,197	20,453	(1,256)	(6)%
Other operating loss	(24)	(266)	242	(91)%
Operating income	$19,173	$20,187	$(1,014)	(5)%

Sulfur (long tons)	607	579	28	5%
Fertilizer (long tons)	217	217	—	—%
Total sulfur services volumes (long tons)	824	796	28	4%

Services revenues.  Services revenue increased $0.5 million as a result of the renegotiation of contract terms effective January 2017.

Products revenues.  Products revenue decreased $13.0 million as a result of a 12% decline in average sales price. A 4% increase in sales volumes, primarily attributable to a 5% increase in sulfur volumes, resulted in an offsetting increase of $3.3 million.

Cost of products sold.  A 14% decrease in average cost of products sold per ton reduced our cost of products sold by $10.6 million. Offsetting this decrease was an increase in cost of products sold of $2.2 million as a result of a 4% increase in sales volumes. Margin per ton decreased $3.05, or 8%.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.3 million due to increased compensation expense.

Depreciation and amortization.  Depreciation expense increased $0.1 million due to capital projects being completed and placed in service during the second half of 2016.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$12,400	$14,920	$(2,520)	(17)%
Operating expenses	11,176	12,332	(1,156)	(9)%
Selling, general and administrative expenses	112	149	(37)	(25)%
Depreciation and amortization	1,800	2,254	(454)	(20)%
Operating income (loss)	$(688)	$185	$(873)	(472)%

Inland revenues.  The decrease in revenues is primarily attributable to decreased transportation rates and decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $0.8 million and pass-through expense (primarily barge tank cleaning) of $0.6 million, offset by increased repairs and maintenance of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment combined with the impairment of long-lived assets recognized in the 4th quarter of 2016, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$38,958	$46,854	$(7,896)	(17)%
Operating expenses	33,331	41,400	(8,069)	(19)%
Selling, general and administrative expenses	287	(112)	399	(356)%
Loss on impairment of goodwill	—	4,145	(4,145)	(100)%
Depreciation and amortization	5,229	8,377	(3,148)	(38)%
	$111	$(6,956)	$7,067	(102)%
Other operating loss	(120)	(1,567)	1,447	(92)%
Operating loss	$(9)	$(8,523)	$8,514	(100)%

Inland revenues.  A decrease of $5.2 million is attributable to decreased transportation rates and decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $2.2 million decrease in offshore revenues is primarily the result of the 2016 period including the recognition of previously deferred revenues of $1.5 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $3.5 million, repairs and maintenance of $1.3 million, Jones Act claims of $0.8 million, pass-through expenses (primarily barge tank cleaning) of $0.6 million, property taxes of $0.3 million, operating supplies of $0.2 million, outside towing of $0.2 million, barge rental expense of $0.2 million, barge tank cleaning of $0.2 million, and property insurance premiums of $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the 2016 period including the collection of a previously deemed uncollectible receivable of $0.5 million.

Loss on impairment of goodwill.  This represents the loss on impairment of goodwill in the Marine Transportation reporting unit during the second quarter of 2016.

Depreciation and amortization.  Depreciation and amortization decreased as a result of the disposal of property, plant and equipment combined with the impairment of long-lived assets recognized in the fourth quarter of 2016, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from WTLPG

Comparative Results for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$789	$1,120	$(331)	(30)%

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$1,700	$1,800	$(100)	(6)%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") declined primarily due to an increase in repairs and maintenance on the asset as well as fuel and power expenses. Offsetting this was a decrease in pipeline lease expense. Distributions from WTLPG decreased $0.1 million.

Comparative Results for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$2,547	$3,602	$(1,055)	(29)%

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$4,200	$6,100	$(1,900)	(31)%

Equity in earnings from WTLPG declined primarily due to lower volumes as well as increased pipeline lease expense, environmental and safety expense, and property taxes. Offsetting this was a decrease in repairs and maintenance on the asset.  Distributions from WTLPG decreased $1.9 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$4,832	$4,981	$(149)	(3)%
7.25% Senior notes	6,850	6,775	75	1%
Amortization of deferred debt issuance costs	725	718	7	1%
Amortization of debt discount	(77)	(77)	—	—%
Other	344	178	166	93%
Capitalized interest	(130)	(229)	99	(43)%
Interest income	(6)	(567)	561	(99)%
Total interest expense, net	$12,538	$11,779	$759	6%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$12,931	$13,707	$(776)	(6)%
7.25% Senior notes	20,175	20,401	(226)	(1)%
Amortization of deferred debt issuance costs	2,170	2,965	(795)	(27)%
Amortization of debt premium	(230)	(230)	—	—%
Impact of interest rate derivative activity, including cash settlements	—	(995)	995	(100)%
Other	1,155	798	357	45%
Capitalized interest	(575)	(911)	336	(37)%
Interest income	(949)	(1,689)	740	(44)%
Total interest expense, net	$34,677	$34,046	$631	2%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016			2017	2016
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,391	$4,206	$185	4%	$13,083	$12,676	$407	3%

Indirect selling, general and administrative expenses increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a $0.2 million increase in professional fees. Indirect selling, general and administrative expenses increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a $0.4 million increase in professional fees.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016			2017	2016
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$3,258	$846	26%	$12,312	$9,775	$2,537	26%

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

Cash Flows - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table details the cash flow changes between the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Variance	Percent Change
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$27,557	$61,735	$(34,178)	(55)%
Investing activities	(35,571)	(10,074)	(25,497)	253%
Financing activities	8,014	(51,682)	59,696	(116)%
Net increase (decrease) in cash and cash equivalents	$—	$(21)	$21	(100)%

The change in net cash provided by operating activities for the nine months ended September 30, 2017 includes a decrease in operating results of $15.5 million and a $9.2 million unfavorable variance in working capital. Further decreases were due to a change in the cash settlement of derivative instruments of $8.9 million and a decrease in distributions received from WTLPG of $1.9 million.

Net cash used in investing activities for the nine months ended September 30, 2017 increased primarily as a result of the acquisition of certain asphalt terminalling assets of $19.5 million. Proceeds from involuntary conversion of property, plant and equipment received in 2016 resulted in a $23.4 million increase to the current period's net cash used in investing. Offsetting was a decrease of $15.0 million for proceeds received from repayment of the Note receivable - affiliate and a decrease of $1.9 million related to payments for capital expenditures and plant turnaround costs in 2017. Additionally, a decrease of $2.2 million is due to the 2016 period including the acquisition of intangible assets.

The change in net cash used in financing activities for the nine months ended September 30, 2017 is due to a decrease in net repayments of long-term borrowings of $31.0 million and the equity impact of the excess of the cash paid over the carrying value of the assets acquired in the Hondo Acquisition of $7.9 million. This is offset by proceeds received from the issuance of common units (including the related general partner contribution) of $52.2 million, and a decrease in cash distributions paid of $42.8 million. We also paid $5.2 million less in costs associated with our credit facility amendment during the current period.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Expansion capital expenditures	$2,750	$2,510	$17,068	$14,130
Maintenance capital expenditures	5,208	1,609	12,494	12,818
Plant turnaround costs	(8)	430	1,583	1,614
Total	$7,950	$4,549	$31,145	$28,562

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and nine months ended September 30, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the nine months ended September 30, 2017. For the nine months ended September 30, 2017 and 2016, plant turnaround costs relate to our Smackover refinery.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and nine months ended September 30, 2016. Within our Terminalling and Storage segment, expenditures were made primarily at our Smackover refinery and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage, Sulfur Services, and Marine Transportation segments to maintain our existing assets and operations during the three and nine months ended September 30, 2016. The expenditures are primarily related to tank repairs in our specialty terminalling business and a three-year regulatory coast guard inspection on our two marine vessels that operate in our sulfur business. For the three and nine months ended September 30, 2016, plant turnaround costs relate to our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2017, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$463,000	$—	$463,000	$—	$—
2021 Senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	22,886	5,992	12,470	4,424	—
Operating leases	29,754	7,985	10,328	3,478	7,963
Interest payable on fixed long-term debt obligations	91,465	27,101	54,201	10,163	—
Total contractual cash obligations	$980,905	$41,078	$539,999	$391,865	$7,963

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2017, we had outstanding irrevocable letters of credit in the amount of $12.4 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At September 30, 2017, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of September 30, 2017, we had $463.0 million outstanding under the revolving credit facility and $12.4 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $189.0 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2017, we have the ability to borrow approximately $8.9 million of that amount. While our current debt to EBITDA financial covenant calculation is near the maximum allowed under our credit facility at the September 30, 2017 evaluation, we expect to improve leverage during the fourth quarter through the impacts of selling inventory built during the second and third quarters in our seasonal NGL business.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2017, the level of outstanding draws on our credit facility has ranged from a low of $382.0 million to a high of $492.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2017:

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

At September 30, 2017, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at September 30, 2017 is 3.00%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 5.25 to 1.00 with a temporary springing provision to 5.50 to 1.00 under certain scenarios. The maximum permitted senior leverage ratio (as defined in the credit facility but generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) is 3.50 to 1.00. The minimum interest coverage ratio (as defined in the credit facility but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) is 2.50 to 1.00.

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

We are in compliance with all debt covenants as of September 30, 2017 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2017 or 2016.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2017 or 2016.

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

We have entered into hedging transactions as of September 30, 2017 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 128,000 barrels settling during the period from October 1, 2017 through December 29, 2017. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2017 in "Fair value of derivatives" as a current asset of $0.1 million. Based on the current net notional volume hedged as of September 30, 2017, a $0.10 change in the expected settlement price of these contracts would not result in a material impact to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.24% as of September 30, 2017.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2017, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.6 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $384.6 million as of September 30, 2017, based on market prices of similar debt at September 30, 2017.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $2.9 million decrease in fair value of our long-term debt at September 30, 2017.

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

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/25/2017	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.20* (1)	Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC.
10.31* (1)	Second Amended to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 2017, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

(1) Material has be redacted from this exhibit and filed separately with the Commission pursuant to the Rule 24b-2 of the Securities Exchange Act of 1934, as amended.