Form 10-K
period 2017-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2018-02-16
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Yes ☐                        No ☒

As of June 30, 2017, 38,452,112 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $564,892,029 based on the closing sale price on that date.  There were 38,425,812 of the registrant’s common units outstanding as of February 16, 2018.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 22 marine shore-based terminal facilities and 16 specialty terminal facilities located primarily in the U.S. Gulf Coast region that provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  We distribute natural gas liquids ("NGLs"). We purchase NGLs primarily from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users in Texas and the Southeastern U.S, and propane retailers. We own a NGL pipeline, which spans approximately 200 miles from Kilgore, Texas to Beaumont, Texas. We own approximately 2.4 million barrels of underground storage capacity for NGLs. Additionally, we own 100% of the interests in Cardinal Gas Storage Partners LLC ("Cardinal"), which is focused on the operation and management of natural gas storage facilities across northern Louisiana and Mississippi. We own a combined 20% interest in West Texas LPG Pipeline Limited Partnership ("WTLPG"). WTLPG is operated by ONEOK Inc. ("ONEOK"), which owns the remaining 80.0% interest. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas, and to a lesser extent other markets, for fractionation. This asset enables us to participate in the transportation of NGL production originating in the Permian and other basins along the WTLPG pipeline route.

•
Sulfur Services.  We have developed an integrated system of transportation assets and facilities relating to sulfur services. We process and distribute sulfur produced by oil refineries primarily located in the U.S. Gulf Coast region. We buy and sell molten sulfur on contracts that are tied to sulfur indices and tend to provide stable margins. We process molten sulfur into prilled or pelletized sulfur at our facilities in Port of Stockton, California and Beaumont, Texas on contracts that often provide guaranteed minimum fees. The sulfur we process and handle is primarily used in the production of fertilizers and industrial chemicals. We own and operate five sulfur-based fertilizer production plants and one emulsified sulfur blending plant that manufactures primarily sulfur-based fertilizer products for wholesale distributors and industrial users. These plants are located in Texas and Illinois. Demand for our sulfur products exist in both the domestic and foreign markets, and our asset base provides additional opportunities to handle increases in U.S. supply and access to foreign demand.

•
Marine Transportation.  We operate a fleet of 33 inland marine tank barges, 18 inland push boats and one offshore tug and barge unit that transport petroleum products and by-products largely in the U.S. Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts, and many of our customers have long standing contractual relationships with us. Our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

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

Asset Base and Integrated Distribution Network. We operate a diversified asset base that enables us to offer our customers an integrated distribution network consisting of transportation, terminalling and storage and midstream logistical services for petroleum products and by-products.
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

At the Neches and Stanolind terminals, our customers are primarily large oil refining companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

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

In Houston, Texas, we own and operate a plant that specializes in the processing and packaging of post tension greases.

In Hondo, Texas, we own an asphalt terminal whose use is dedicated to an affiliate of Martin Resource Management through a terminalling service agreement based on throughput rates.

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

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa (1)	Tampa, Florida	719,000	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	617,500	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches	Beaumont, Texas	556,800	Molten sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

(1)
This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2021. This lease may be extended at the option of the tenant for one option period of five years.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Channelview	Houston, Texas	39,800 barrels	Lubricants	Lubricants blending, storage, packaging and distribution
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day	Naphthenic lubricants, distillates, asphalt	Crude refining facility
Smackover Refinery	Smackover, Arkansas	275,000 barrels of crude bulk storage; 641,000 barrels of lubricant storage	Crude oil, lubricants	Crude refining facility
Martin Lubricants	Smackover, Arkansas	3.9 million gallons bulk storage	Gard, SynGard, Unimark and Xtreme brands, and grease	Lubricants packaging facility
Martin Lubricants (1)	Kansas City, Missouri	0.2 million gallons bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Lubricants	Houston, Texas	0.2 million gallons of bulk storage	Post tension greases	Grease manufacturing and packaging facility
Hondo Asphalt	Hondo, Texas	182,100 barrels	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,500 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	30,100 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	113,900 barrels	Asphalt	Asphalt processing and storage
Dunphy (2)	Elko, Nevada	63,200 barrels	Sulfuric acid	Sulfuric acid storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments
Jennings Bulk Plant	Jennings, Louisiana	6,800 barrels	Lubricants, fuel	Lubricants and fuel storage

(1)	This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2020 and can be extended by us for two successive five-year periods.

(2)	This terminal is located on land owned by third parties and leased under a lease that expires in May 2024 and can be extended by us for two successive five-year periods.

Marine Shore-Based Terminals.  We own or operate 22 marine shore-based terminals along the Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate 8 full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2023
Cameron West (1)	Cameron, Louisiana	—	February 2033
Dock 193 (2)	Gueydan, Louisiana	11,000	May 2018
Fourchon 15	Fourchon, Louisiana	7,600	February 2047
Harbor Island (2)	Harbor Island, Texas	6,800	December 2039
Intracoastal City 2	Intracoastal City, Louisiana	17,700	December 2025
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own

(1)	This terminal is currently in caretaker status and the lease will not be renewed at the end of the current term on February 28, 2018.

(2)	A portion of these terminals are owned.

Fuel and Lubricant Terminals.  We own or operate 14 lubricant and fuel terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Dulac (1)	Dulac, Louisiana	15,400	December 2041
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	16,400	March 2022
Fourchon 17	Fourchon, Louisiana	41,200	March 2023
Fourchon T	Fourchon, Louisiana	10,200	October 2038
Galveston T (2)	Galveston, Texas	1,400	Own
Intracoastal City (2)	Intracoastal City, Louisiana	—	Own
Lake Charles T	Lake Charles, Louisiana	1,000	April 2023
Morgan City DWC 31	Morgan City, Louisiana	7,100	December 2019
Pascagoula	Pascagoula, Mississippi	10,400	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor (2)	Port O'Connor, Texas	6,800	March 2018
River Ridge (3)	River Ridge, Louisiana	—	February 2018
Sabine Pass (2)	Sabine Pass, Texas	16,500	September 2036

(1)	This terminal is currently in caretaker status and the lease will not be renewed at the end of the term.

(2)	These terminals are currently in caretaker status.

(3)	This terminal is currently in caretaker status and the lease was terminated in February 2018.

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

The following is a summary description of our owned NGL facilities:

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

In addition to the owned NGL facilities above, we lease underground storage capacity at four locations under short-term lease agreements.

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

We own 100% of the interests in Cardinal, which is focused on the operation and management of natural gas storage facilities across northern Louisiana and Mississippi.

Cardinal facilities are summarized below:

Facility Name / Location	Facility Type	Working Storage Capacity	Percent of Capacity Contracted (1)	Weighted Average Life of Remaining Contract Term
Arcadia Gas Storage, LLC Bienville Parish, Louisiana	Salt dome	16.0 billion cubic feet (bcf)	97%	2.2 years
Cadeville Gas Storage, LLC Ouachita Parish, Louisiana	Depleted reservoir	17.0 bcf	100%	5.4 years
Perryville Gas Storage, LLC Franklin Parish, Louisiana	Salt dome	12.7 bcf	67%	1.7 years
Monroe Gas Storage Company, LLC Monroe County, Mississippi	Depleted reservoir	7.4 bcf	95%	2.6 years

(1) Contracted capacity refers specifically to firm contracted capacity.

These facilities were developed to provide producers, end users, local distribution companies, pipelines and energy marketers with high-deliverability storage services and hub services.

LPG Pipeline Investment. We own a 20% interest in WTLPG. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas, and to a lesser extent other markets, for fractionation. This asset enables us to participate in the transportation of NGL production originating in the Permian and other basins along the WTLPG pipeline route.

Competition.  We compete with large integrated NGL producers and marketers, as well as small local independent marketers. The primary components of competition related to our natural gas storage operations are location, rates, terms and flexibility of service and supply. Our natural gas storage facilities compete with other storage providers and increased competition could result from newly developed storage facilities or expanded capacity from existing competitors.

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

Our sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to Saconix LLC, a limited liability company in which Martin Resource Management has a minority equity interest, which markets the excess production to third parties.

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

Our Sulfur Services Facilities. We own 26 railcars and lease 76 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

Asset	Class of Equipment	Capacity/Horsepower	Products Transported
Margaret Sue	Offshore tank barge	10,500 long tons	Molten sulfur
M/V Martin Explorer	Offshore tugboat	7,130 horsepower	N/A
M/V Martin Express	Inland push boat	1,200 horsepower	N/A
MGM 101	Inland tank barge	2,500 long tons	Molten sulfur
MGM 102	Inland tank barge	2,500 long tons	Molten sulfur

We operate the following sulfur forming facilities as part of our sulfur services business:

Terminal	Location	Daily Production Capacity	Products Stored
Neches	Beaumont, Texas	5,500 metric tons per day	Molten, prilled and granulated sulfur
Stockton	Stockton, California	1,000 metric tons per day	Molten and prilled sulfur

We lease 132 railcars to transport our fertilizer products.  We own the following manufacturing plants as part of our sulfur services business:

Facility	Location	Annual Capacity	Description
Fertilizer plant	Plainview, Texas	150,000 tons	Fertilizer production
Fertilizer plant	Beaumont, Texas	110,000 tons	Liquid sulfur fertilizer production
Fertilizer plants	Odessa, Texas	35,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Seneca, Illinois	36,000 tons	Dry sulfur fertilizer production
Fertilizer plant	Cactus, Texas	20,000 tons	Dry sulfur fertilizer production
Industrial sulfur plant	Nash, Texas	18,000 tons	Emulsified sulfur production
Sulfuric acid plant	Plainview, Texas	150,000 tons	Sulfuric acid production

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

The following is a summary description of the marine vessels we use in our marine transportation business (excluding equipment classified as Assets Held for Sale):

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	7	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	26	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	18	800 - 2,650 horsepower	N/A
Offshore tank barge	1	59,000 barrels	Diesel fuel
Offshore tugboat	1	5,100 horsepower	N/A

Our largest marine transportation customers include major and independent oil and gas refining companies, petroleum marketing companies and Martin Resource Management. We conduct our marine transportation services on a fee basis primarily under spot contracts.

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers;

•	distributing fuel oil, ammonia, asphalt, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business;

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $129.5 million, $135.8 million and $149.3 million of direct costs and expenses for the years ended December 31, 2017, 2016 and 2015, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2017, 2016, and 2015, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $13.0 million and $13.7 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, our purchases from Martin Resource Management accounted for approximately 8%, 11%, and 9% of our total cost of products sold during for the years ended December 31, 2017, 2016 and 2015, respectively.  We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 11%, 13%, 11% of our total revenues for each of the years ended December 31, 2017, 2016 and 2015, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value located at an individual location subject to an overall minimum deductible of $3.0 million for damage caused by the named windstorm at all locations. Our onshore program currently provides $40.0 million per occurrence for named windstorm events. For non-windstorm events, our deductible applicable to onshore physical damage is $0.5 million per occurrence. Business interruption coverage in connection with a windstorm event is subject to the same $40.0 million per occurrence and aggregate limit as the property damage coverage and a waiting period of 45 days. For non-windstorm events, our waiting period applicable to business interruption is 30 days.

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

Global Warming and Climate Change.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as "greenhouse gases" and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress has from time to time considered climate change-related legislation to restrict greenhouse gas emissions.  Many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA eventually concluded that it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  The Court's holding in Massachusetts that greenhouse gases fall under the federal CAA's definition of air pollutant has also led the EPA to determine that regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs is required.  To that end, EPA promulgated regulations, referred to as the Tailoring Rule, 75 Fed. Red. 31514, to begin gradually subjecting stationary greenhouse gas emission sources to various Clean Air Act programs, including permitting programs applicable to new and existing major sources of greenhouse gas emissions.  In reviewing the regulations at issue, the Supreme Court struck down EPA’s permitting requirements as applicable only to greenhouse gas emissions, although it upheld the EPA’s authority to control greenhouse gas emissions when a permit is required due to emissions of other pollutants.
On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its emissions targets. Although the present administration has announced its intention to withdraw from the Paris accord, several states and local governments have stated their commitment to its principles in their effectuation of policy and regulations. To date, applicable requirements have not had a substantial effect upon our operations.  Still, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

Moreover, in interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S.. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the United States, the definition of which under EPA and Corps of Engineers rulemaking authority was expanded in 2015. The subject rules are currently the subject of litigation and proposed rescission. Nevertheless, the new “waters of the United States” rules, if they were to become effective and are not rescinded, could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements to which our operations may be subject from time to time. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 748 individuals, including 51 employees represented by labor unions, who provide direct support to our operations as of December 31, 2017.

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

The level of offshore oil and gas exploration, development and production activity historically has been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the ability of exploration and production companies to drill in other basins that have more attractive rates of return;

•	the cost of offshore exploration for and production and transportation of oil and natural gas;

•	worldwide demand for oil and natural gas;

•	consolidation of oil and gas and oil service companies operating offshore;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and gas companies to generate or otherwise obtain funds for exploration and production.

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

Changes in the insurance markets attributable to the effects of hurricanes and their aftermath may make some types of insurance more difficult or expensive for us to obtain. As a result, we may be unable to secure the levels and types of insurance we would otherwise have secured prior to such events. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.

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

Decreasing energy prices could adversely affect our results of operations. If commodity prices remain weak for a sustained period, our pipeline, terminalling throughput and NGL volumes may be negatively impacted, particularly as producers are curtailing or redirecting drilling, adversely affecting our results of operations. A sustained decline in commodity prices could result in a decrease in activity in the areas served by certain of our terminalling and storage and marine transportation assets resulting in reduced utilization of these assets.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units.

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

As of December 31, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2.0% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

Tax Risks

The U.S. Internal Revenue Service (“IRS”) could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to unitholders.

The anticipated after-tax economic benefit of an investment in us depends largely on our classification as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this matter.

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

If we were treated as a corporation for federal income tax purposes, we would owe federal income tax on our income at the corporate tax rate, which is currently a maximum of 21%, and would likely owe state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be reduced. Treatment of us as a corporation would result in a reduction in the anticipated cash flow and after-tax return to unitholders and therefore would likely result in a reduction in the value of the common units.

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

At the federal level, members of Congress and the President of the United States have periodically considered substantive changes to the existing U.S. tax laws that would have affected certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay a Texas margin tax at a maximum effective rate of 0.525% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to you.

Any modification to the tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception pursuant to which we are treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

The effects of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (hereinafter, “Tax Cuts and Jobs Act”) on our business have not yet been fully analyzed and could have an adverse effect on our net income.

   On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a reduction in the corporate and individual tax rates, a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. The Tax Act is complex and far-reaching and we have not completed our analysis of the impact its enactment has on us. Certain of the changes made by the Tax Act could have a negative impact on our business, results of operations, financial condition, and cash flow.

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

Pursuant to the Bipartisan Budget Act of 2015 and recently issued proposed Treasury Regulations (the “Proposed Partnership Audit Regulations”), for taxable years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Similarly, for such taxable years, if the IRS makes audit adjustments to income tax returns filed by an entity in which we are a member or partner, the IRS may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from such entity. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. With respect to audit adjustments as to an entity in which we are a member or partner, the Joint Committee on Taxation has stated that we should not be able to have our unitholders take such audit adjustment into account. The Proposed Partnership Audit Regulations reserved on this issue and requested comments but noted that allowing a partnership, such as us, to have its unitholders take such audit adjustment into account would present complexities, challenges, and inefficiencies. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest as a result of audit adjustments cash available for distribution to our unitholders may be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of January 26, 2018 there were approximately 280 holders of record and approximately 21,550 beneficial owners of our common units.  The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of stock transactions for NASDAQ during those periods:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$20.10	$17.50	$22.22	$14.05
Second Quarter	$20.45	$16.60	$23.77	$19.40
Third Quarter	$19.85	$15.55	$25.12	$18.99
Fourth Quarter	$17.20	$12.90	$21.63	$15.80

Cash Distributions

The following table sets forth the quarterly cash distribution declared and paid for our common units during the periods indicated:

Declared for Quarter Ended	Distribution Per Common Unit	Date Declared	Date Paid
December 31, 2017	$0.5000	January 18, 2018	February 14, 2018
September 30, 2017	$0.5000	October 19, 2017	November 14, 2017
June 30, 2017	$0.5000	July 20, 2017	August 14, 2017
March 31, 2017	$0.5000	April 20, 2017	May 15, 2017
December 31, 2016	$0.5000	January 19, 2017	February 14, 2017
September 30, 2016	$0.5000	October 20, 2016	November 14, 2016
June 30, 2016	$0.8125	July 21, 2016	August 12, 2016
March 31, 2016	$0.8125	April 21, 2016	May 13, 2016

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

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2017	2016	2015	2014	2013
	(Dollars in thousands, except per unit amounts)

Revenues	$946,116	$827,391	$1,036,844	$1,642,141	$1,612,739

Income (loss) from continuing operations	17,135	31,652	37,165	(6,367)	(14,562)
Income (loss) from discontinued operations, net of tax	—	—	1,215	(5,338)	1,208
Net income (loss)	$17,135	$31,652	$38,380	$(11,705)	$(13,354)
Net income (loss) attributable to limited partners	$16,750	$23,143	$21,902	$(15,176)	$(13,047)

Net income (loss) per limited partner unit – continuing operations	0.44	0.65	0.60	(0.27)	(0.54)
Net income (loss) per limited partner unit – discontinued operations	—	—	0.02	(0.22)	0.04
Net income (loss) per limited partner unit	$0.44	$0.65	$0.62	$(0.49)	$(0.50)

Total assets	$1,253,498	$1,246,363	$1,380,473	$1,553,919	$1,097,919
Long-term debt	812,632	808,107	865,003	902,005	658,695

Cash dividends per common unit (in dollars)	2.00	2.94	3.25	3.18	3.11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2017, Martin Resource Management owned 16.3% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

West Texas LPG Pipeline Limited Partnership Expansion. On October 23, 2017, we announced that the West Texas LPG Pipeline Limited Partnership joint venture (of which we own a 20% interest with ONEOK, Inc. owning and operating the other 80% interest) plans to invest approximately $200.0 million to expand its NGL system into the prolific Delaware Basin, part of the larger Permian Basin and is expected to be in service by the third quarter of 2018. This project is supported by dedicated NGL production from two third-party planned natural gas processing plants in northern Reeves County, one of the most active areas in the Delaware Basin. The expansion will be supported by long-term volume dedications estimated to be up to 40,000 barrels per day. The Delaware Basin extension includes the construction of an approximately 120-mile, 16-inch pipeline lateral that will have an initial capacity of 110,000 bpd and the construction of two new pump stations and pipeline looping along the existing West Texas LPG system that will increase its capacity to handle the dedicated volume.

Hurricane Impact. On August 25, 2017, Hurricane Harvey made landfall as a Category 4 hurricane. The storm lingered over Texas and Louisiana for days producing over 50 inches of rain in some areas, resulting in widespread flooding and damage. We experienced an impact from Hurricane Harvey in our Terminalling and Storage and Sulfur Services segments, where damages were suffered to our property, plant, and equipment at our Neches, Stanolind, Galveston, and Harbor Island terminals located along the Texas gulf coast. The damage incurred did not exceed the insurance deductible at these locations and therefore we do not expect to receive any insurance proceeds resulting from the damage from Hurricane Harvey. For the year ended December 31, 2017, we spent $3.8 million related to actual repairs and improvements made to assets damaged by Hurricane Harvey. Additionally, we recorded an accrual for $0.7 million in estimated repairs to be made to assets damaged by Hurricane Harvey. As a result of the damage sustained, we recorded a write-off in the amount of $0.2 million related to assets damaged. Hurricane Harvey impacted our operations primarily in our Terminalling and Storage and Sulfur Services segments, where we experienced an estimated reduction in net income and cash flow of approximately $1.1 million from lost volume and downtime due to the hurricane.

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

Acquisition of Terminalling Assets.  On February 22, 2017, we acquired certain asphalt terminalling assets located in Hondo, Texas for a purchase price of $27.4 million (the “Hondo Acquisition”).  At the date of acquisition, Martin Resource Management was in the process of constructing an asphalt terminal facility in Hondo, Texas, which will serve the asphalt market in San Antonio, Texas and surrounding areas.  This terminal will have 178,000 barrels of asphalt storage with processing and blending capabilities.  We spent $8.6 million to finalize construction of the terminal.  The terminal is supported by long-term contractual agreements with Martin Resource Management whereby we expect to receive cash flow of approximately $5.0 million annually.

Repayment of Note Receivable.  On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the long-term Note Receivable - Affiliate of $15.0 million plus accrued interest. During the second quarter of 2017, the Note Receivable - Affiliate was fully repaid.

West Texas LPG Pipeline Limited Partnership ("WTLPG") 2015 Rate Complaints. Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017. On December 5, 2017, this matter was brought before the RRC. After brief discussion, the RRC determined that more time was needed to review the proposal for decision and placed the matter on the agenda for the RRC’s January 23, 2018 meeting. At that meeting, the RRC voted to remand the case to the hearings examiner for the limited purpose of admitting and considering additional relevant evidence on competition.

Subsequent Events

Quarterly Distribution. On January 18, 2018, we declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2017, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2018 to unitholders of record as of February 7, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2017 and 2016:

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
Applying this impairment review methodology, in 2017 we recorded an impairment charge of $1.6 million in our Marine Transportation segment and $0.6 million in our Terminalling and Storage segment. In 2016 we recorded an impairment charge of $15.3 million in our Terminalling and Storage segment and $11.7 million in our Marine Transportation segment. In 2015 we recorded an impairment charge of $9.3 million in our Terminalling and Storage segment and $1.3 million in our Marine Transportation segment.

Asset Retirement Obligations
Asset retirement obligations ("AROs") associated with a contractual or regulatory remediation requirement are recorded at fair value in the period in which the obligation can be reasonably estimated and the related asset is depreciated over its useful life or contractual term. The liability is determined using a credit-adjusted risk-free interest rate and is accreted over time until the obligation is settled.
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

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2017, 2016 and 2015, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $13.0 million and $13.7 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2017, 2016, and 2015, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2017	2016	2015

Net income	$17,135	$31,652	$38,380
Less: Income from discontinued operations, net of income taxes	—	—	(1,215)
Income from continuing operations	17,135	31,652	37,165
Adjustments:
Interest expense	47,743	46,100	43,292
Income tax expense	352	726	1,048
Depreciation and amortization	85,195	92,132	92,250
EBITDA	150,425	170,610	173,755
Adjustments:
Equity in earnings of unconsolidated entities	(4,314)	(4,714)	(8,986)
(Gain) loss on sale of property, plant and equipment	(523)	(33,400)	2,149
Gain on retirement of senior unsecured notes	—	—	(1,242)
Impairment of long-lived assets	2,225	26,953	10,629
Impairment of goodwill	—	4,145	—
Unrealized mark-to-market on commodity derivatives	(3,832)	4,579	(675)
Hurricane damage repair accrual	657	—	—
Asset retirement obligation revision	5,547	—	—
Distributions from unconsolidated entities	5,400	7,500	11,200
Unit-based compensation	650	904	1,429
Adjusted EBITDA	156,235	176,577	188,259
Adjustments:
Interest expense	(47,743)	(46,100)	(43,292)
Income tax expense	(352)	(726)	(1,048)
Amortization of deferred debt issuance costs	2,897	3,684	4,859
Amortization of debt premium	(306)	(306)	(324)
Non-cash mark-to-market on interest rate derivatives	—	(206)	206
Payments for plant turnaround costs	(1,583)	(2,061)	(1,908)
Maintenance capital expenditures	(18,080)	(17,163)	(12,902)
Distributable Cash Flow	$91,068	$113,699	$133,850

Results of Operations

The results of operations for the years ended December 31, 2017, 2016, and 2015 have been derived from our consolidated financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2017, 2016, and 2015.

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

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets disposed of on February 12, 2015 for the year ended December 31, 2015. See Item 8, Note 5.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(5,998)	$230,171	$3,305	$(2,676)	$629
Natural gas services	532,908	(226)	532,682	49,191	2,472	51,663
Sulfur services	134,684	—	134,684	25,862	(2,657)	23,205
Marine transportation	51,915	(3,336)	48,579	(1,211)	2,861	1,650
Indirect selling, general and administrative	—	—	—	(17,332)	—	(17,332)
Total	$955,676	$(9,560)	$946,116	$59,815	$—	$59,815

Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$44,143	$(3,483)	$40,660
Natural gas services	391,333	—	391,333	38,382	3,056	41,438
Sulfur services	141,058	—	141,058	26,815	(3,422)	23,393
Marine transportation	61,233	(2,943)	58,290	(19,888)	3,849	(16,039)
Indirect selling, general and administrative	—	—	—	(16,794)	—	(16,794)
Total	$835,987	$(8,596)	$827,391	$72,658	$—	$72,658

Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$18,750	$(3,046)	$15,704
Natural gas services	523,160	—	523,160	38,611	2,609	41,220
Sulfur services	170,161	—	170,161	27,113	(3,509)	23,604
Marine transportation	81,784	(3,031)	78,753	4,630	3,946	8,576
Indirect selling, general and administrative	—	—	—	(18,951)	—	(18,951)
Total	$1,045,545	$(8,701)	$1,036,844	$70,153	$—	$70,153

Terminalling and Storage Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$105,703	$128,783	$(23,080)	(18)%
Products	130,466	113,580	16,886	15%
Total revenues	236,169	242,363	(6,194)	(3)%

Cost of products sold	112,135	96,344	15,791	16%
Operating expenses	69,888	71,831	(1,943)	(3)%
Selling, general and administrative expenses	5,832	4,677	1,155	25%
Impairment of long-lived assets	600	15,252	(14,652)	(96)%
Depreciation and amortization	45,160	45,484	(324)	(1)%
	2,554	8,775	(6,221)	(71)%
Other operating income, net	751	35,368	(34,617)	(98)%
Operating income	$3,305	$44,143	$(40,838)	(93)%

Lubricant sales volumes (gallons)	21,897	17,995	3,902	22%
Shore-based throughput volumes (guaranteed minimum) (gallons)	144,998	200,000	(55,002)	(28)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal throughput volumes (barrels per day)	—	66,167	(66,167)	(100)%

Services revenues. Services revenue decreased primarily as a result of decreased throughput volumes and pass-through revenues at our Corpus Christi crude terminal, which was sold on December 21, 2016.

Products revenues. An 11% increase in sales volumes offset by a 1% decrease in average sales price at our blending and packaging facilities resulted in a $5.9 million increase to products revenues. Products revenues at our shore-based terminals increased $11.0 million resulting from an 18% increase in average sales price and a 1% increase in sales volume.

Cost of products sold.  An 11% increase in sales volumes at our blending and packaging facilities resulted in a $4.9 million increase in cost of products sold. Average cost per gallon increased 2%, resulting in a $0.8 million increase in cost of products sold. Cost of products sold at our shore-based terminals increased $10.1 million resulting from an 19% increase in average cost per gallon and a 1% increase in sales volumes.

Operating expenses. Operating expenses at our specialty terminals decreased $4.8 million, primarily as a result of the disposition of the Corpus Christi crude terminalling assets in the fourth quarter 2016 of $7.6 million, offset by hurricane expenses of $2.5 million. Operating expenses at our shore-based terminals increased by $3.2 million, primarily due to a $5.5 million increase in the accrual related to asset retirement obligations at leased terminal facilities and hurricane expenses of $0.3 million, offset by $2.7 million decrease associated with closed facilities.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased primarily due to increased legal fees of $0.6 million and compensation expense of $0.5 million.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the impact of the disposition of assets and assets being fully depreciated, offset by capital expenditures.

Other operating income, net.  Other operating income, net represents gains and losses from the disposition of property, plant and equipment. The 2016 period includes the gain on the disposition of the Corpus Christi crude terminalling assets of $37.3 million.

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues:
Services	$128,783	$138,614	$(9,831)	(7)%
Products	113,580	131,826	(18,246)	(14)%
Total revenues	242,363	270,440	(28,077)	(10)%

Cost of products sold	96,344	115,460	(19,116)	(17)%
Operating expenses	71,831	83,917	(12,086)	(14)%
Selling, general and administrative expenses	4,677	3,804	873	23%
Impairment of long-lived assets	15,252	9,305	5,947	64%
Depreciation and amortization	45,484	38,731	6,753	17%
	8,775	19,223	(10,448)	(54)%
Other operating income (loss), net	35,368	(473)	35,841	(7,577)%
Operating income	$44,143	$18,750	$25,393	135%

Lubricant sales volumes (gallons)	17,995	23,045	(5,050)	(22)%
Shore-based throughput volumes (guaranteed minimum) (gallons)	200,000	275,000	(75,000)	(27)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (barrels per day)	66,167	154,381	(88,214)	(57)%

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

Natural Gas Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$58,817	$61,133	$(2,316)	(4)%
Products	474,091	330,200	143,891	44%
Total revenues	532,908	391,333	141,575	36%

Cost of products sold	425,073	292,573	132,500	45%
Operating expenses	22,347	23,152	(805)	(3)%
Selling, general and administrative expenses	11,292	9,035	2,257	25%
Depreciation and amortization	24,916	28,081	(3,165)	(11)%
	49,280	38,492	10,788	28%
Other operating loss, net	(89)	(110)	21	(19)%
Operating income	$49,191	$38,382	$10,809	28%

Distributions from unconsolidated entities	$5,400	$7,500	$(2,100)	(28)%

NGLs Volumes (barrels)	10,487	9,532	955	10%

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia gas storage facility.

Products Revenues. Our NGL average sales price per barrel increased $10.57, or 31%, resulting in an increase to products revenues of $100.7 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 10%, increasing revenues $43.2 million.

Cost of products sold.   Our average cost per barrel increased $9.84, or 32%, increasing cost of products sold by $93.8 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 10% resulted in a $38.7 million increase to cost of products sold. Our margins increased $0.73 per barrel, or 18% during the period.

Operating expenses.  Operating expenses decreased $0.8 million due to $0.3 million of decreased maintenance expense at our NGL East Texas pipeline, decreased compensation expense of $0.3 million, and decreased repairs and maintenance at our underground NGL storage facility of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily as a result of increased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased primarily due to a $3.7 million decrease in amortization related to contracts acquired during the purchase of Cardinal Gas Storage Partners, LLC (“Cardinal”), offset by a $0.6 million increase in depreciation expense related to recent capital expenditures.

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

Services Revenues. The decrease in services revenue is primarily a result of decreased storage rates at our Arcadia gas storage facility.

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

Depreciation and amortization. Depreciation and amortization decreased primarily due to a $6.8 million decrease in amortization related to contracts acquired during the purchase of Cardinal, offset by a $0.8 million increase in depreciation expense related to recent capital expenditures.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$10,952	$10,800	$152	1%
Products	123,732	130,258	(6,526)	(5)%
Total revenues	134,684	141,058	(6,374)	(5)%

Cost of products sold	82,760	88,325	(5,565)	(6)%
Operating expenses	13,783	13,771	12	—%
Selling, general and administrative expenses	4,136	3,861	275	7%
Depreciation and amortization	8,117	7,995	122	2%
	25,888	27,106	(1,218)	(4)%
Other operating loss, net	(26)	(291)	265	(91)%
Operating income	$25,862	$26,815	$(953)	(4)%

Sulfur (long tons)	807.0	797.0	10.0	1%
Fertilizer (long tons)	276.0	262.0	14.0	5%
Sulfur services volumes (long tons)	1,083.0	1,059.0	24.0	2%

Services Revenues.  Services revenues increased as a result of a contractually prescribed index based fee adjustment.

Products Revenues.  Products revenues decreased $9.3 million as a result of a 7% decline in average sales price. Offsetting, products revenues increased $2.8 million due to a 2% increase in sales volumes, primarily related to a 5% increase in fertilizer volumes.

Cost of products sold.  An 8% decrease in prices reduced cost of products sold by $7.4 million, resulting from a decline in commodity prices. A 2% increase in sales volumes caused an offsetting increase in cost of products sold of $1.9 million. Margin per ton decreased $1.78, or 4%.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $0.3 million due to increased compensation expense offset slightly by a decrease of $0.1 million in bad debt expense.

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

Operating expenses.  Our operating expenses decreased primarily as a result of $0.8 million in lower fuel expense, $0.4 million in compensation expense, $0.3 million in terminal and throughput fees, $0.2 million in property taxes, $0.2 million in wharfage fees, and $0.2 million in other marine operating expenses (i.e. tug assist, waste disposal, harbor fees). Offsetting this decrease was an increase of $0.4 million in railcar repairs and maintenance and $0.2 million in outside towing.

Depreciation and amortization.  The decrease in depreciation and amortization is due to asset dispositions in the fourth quarter of 2015 and third quarter of 2016.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$51,915	$61,233	$(9,318)	(15)%
Operating expenses	44,028	53,118	(9,090)	(17)%
Selling, general and administrative expenses	358	18	340	1,889%
Impairment of long-lived assets	1,625	11,701	(10,076)	(86)%
Impairment of goodwill	—	4,145	(4,145)	(100)%
Depreciation and amortization	7,002	10,572	(3,570)	(34)%
	(1,098)	(18,321)	17,223	(94)%
Other operating loss, net	(113)	(1,567)	1,454	(93)%
Operating loss	$(1,211)	$(19,888)	$18,677	(94)%

Inland revenues.  A decrease of $7.2 million is primarily attributable to decreased transportation rates and decreased utilization of the inland fleet resulting from an abundance of supply of marine equipment in our predominantly Gulf Coast market.

Offshore revenues.  A $2.4 million decrease in offshore revenues is primarily the result of the 2016 period including the recognition of previously deferred revenues of $1.5 million and decreased utilization of the offshore fleet due to downtime associated with regulatory inspections of $0.7 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased labor and burden of $3.9 million, repairs and maintenance of $1.3 million, Jones Act claims of $0.8 million, pass-through expenses (primarily barge tank cleaning) of $0.7 million, outside towing of $0.4 million, barge rental expense of $0.4 million, property taxes of $0.3 million, operating supplies of $0.3 million, and property insurance premiums of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the 2016 period including the collection of a previously deemed uncollectible receivable of $0.5 million, offset by decreased legal fees of $0.1 million.

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

Other operating loss, net.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revenues	$61,233	$81,784	$(20,551)	(25)%
Operating expenses	53,118	63,412	(10,294)	(16)%
Selling, general and administrative expenses	18	417	(399)	(96)%
Impairment of long lived assets	11,701	1,324	10,377	784%
Impairment of goodwill	4,145	—	4,145
Depreciation and amortization	10,572	10,992	(420)	(4)%
	(18,321)	5,639	(23,960)	(425)%
Other operating loss, net	(1,567)	(1,009)	(558)	55%
Operating income (loss)	$(19,888)	$4,630	$(24,518)	(530)%

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

Operating expenses.  The decrease in operating expenses is a result of decreased pass-through expenses (primarily fuel) of $3.0 million, labor and burden of $3.2 million, lower repairs and maintenance of $5.3 million and operating supplies of $0.5 million. Offsetting these decreases were increases in claims expense of $0.5 million, fuel of $0.5 million, and outside towing of $0.8 million.

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

Other operating loss, net.  Other operating loss, net represents gains and losses from the disposition of property, plant and equipment.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Equity in earnings of WTLPG	$4,314	$4,714	(400)	(8)%

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Distributions from WTLPG	$5,400	$7,500	(2,100)	(28)%

Equity in earnings from WTLPG declined primarily due to lower volumes as well as increased pipeline lease expense, fuel and power expense, and environmental expense. Offsetting this was a decrease in repairs and maintenance, legal fees, and other outside services. Distributions from WTLPG decreased $2.1 million.

Equity in Earnings of and Distributions from Unconsolidated Entities for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Equity in earnings of WTLPG	$4,714	$8,986	$(4,272)	(48)%

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Distributions from WTLPG	$7,500	$11,200	$(3,700)	(33)%

Equity in earnings from WTLPG decreased primarily due to a decrease in transportation rates combined with an increase in repairs and maintenance on the asset. Distributions from WTLPG decreased $3.7 million.

Interest Expense

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$18,192	$19,482	$(1,290)	(7)%
7.250 % senior unsecured notes	27,101	27,326	(225)	(1)%
Amortization of deferred debt issuance costs	2,897	3,684	(787)	(21)%
Amortization of debt discount and premium	(306)	(306)	—	—%
Impact of interest rate derivative activity, including cash settlements	—	(995)	995	(100)%
Other	1,532	291	1,241	426%
Capitalized interest	(730)	(1,126)	396	(35)%
Interest income	(943)	(2,256)	1,313	(58)%
Total interest expense, net	$47,743	$46,100	$1,643	4%

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2016 and 2015

	Year Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Revolving loan facility	$19,482	$16,270	$3,212	20%
7.250 % senior unsecured notes	27,326	28,583	(1,257)	(4)%
Amortization of deferred debt issuance costs	3,684	4,859	(1,175)	(24)%
Amortization of debt discount and premium	(306)	(324)	18	(6)%
Impact of interest rate derivative activity, including cash settlements	(995)	(2,289)	1,294	(57)%
Other	291	387	(96)	(25)%
Capitalized interest	(1,126)	(1,944)	818	(42)%
Interest income	(2,256)	(2,250)	$(6)	—%
Total interest expense, net	$46,100	$43,292	$2,808	6%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2017	2016			2016	2015
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$17,332	$16,795	$537	3%	$16,795	$18,951	$(2,156)	(11)%

The increase in indirect selling, general and administrative expenses from 2016 to 2017 is primarily a result of a $0.6 million increase in audit, consulting and other professional fees.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2017	2016			2016	2015
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$16,416	$13,033	$3,383	26%	$13,033	$13,679	$(646)	(5)%

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

Due to the foregoing, we believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2018.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will depend upon our future operating performance, which is subject to certain risks.  Please read "Item 1A. Risk Factors - Risks Relating to Our Business" for a discussion of such risks.

Cash Flows - Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

The following table details the cash flow changes between the twelve months ended December 31, 2017 and 2016:

	Years Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$67,506	$110,848	$(43,342)	(39)%
Investing activities	(37,878)	63,839	(101,717)	159%
Financing activities	(29,616)	(174,703)	145,087	(83)%
Net increase (decrease) in cash and cash equivalents	$12	$(16)	$28	(175)%

Net cash provided by operating activities. The decline in net cash provided by operating activities includes a decrease in operating results from continuing operations of $14.5 million and a $29.6 million unfavorable variance in working capital. Further decreases were due to an $11.8 million decrease in other non-cash charges and a decrease in distributions received from WTLPG of $2.1 million. Offsetting was an increase of $14.6 million attributable to a favorable variance in other non-current assets and liabilities.

Net cash (used in) provided by investing activities. Net cash from investing activities decreased as a result of a decrease of $100.1 million in net proceeds from the sale of property, plant and equipment. The 2017 period also included an acquisition of $19.5 million compared to an acquisition of $2.2 million in 2016, resulting in a $17.4 million decrease in cash. Offsetting these decreases was an increase of $15.0 million for proceeds received from repayment of the Note receivable - affiliate and a decrease in payments for capital expenditures and plant turnaround costs of $1.2 million.

Net cash used in financing activities. Net cash used in financing activities decreased for the year ended December 31, 2017 as a result of a decrease in net repayments of long-term borrowings of $57.0 million. Proceeds received from the issuance of common units (including the related general partner contribution) increased net cash by $52.2 million. Also contributing was a decrease in cash distributions paid of $41.2 million and $5.2 million less in costs associated with our credit facility amendment. Offsetting was an increase of $10.9 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Cash Flows - Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

The following table details the cash flow changes between the twelve months ended December 31, 2016 and 2015:

	Years Ended December 31,		Variance	Percent Change
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$110,848	$182,572	$(71,724)	(39)%
Investing activities	63,839	(23,805)	87,644	368%
Financing activities	(174,703)	(158,778)	(15,925)	(10)%
Net decrease in cash and cash equivalents	$(16)	$(11)	$(5)	45%

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

Net cash provided by (used in) investing activities. Net cash increased as a result of an increase of $105.9 million in net proceeds from the sale of property, plant and equipment in 2016. Payments for capital expenditures and plant turnaround costs decreased $25.2 million in 2016. Offsetting these increases was a decrease due to the 2015 period including $41.3 million in cash proceeds from the disposition of certain floating storage assets classified as discontinued operations. The 2016 period also included an acquisition of intangible assets of $2.2 million compared to no acquisitions in 2015.

Net cash used in financing activities. Net cash used in financing activities increased for the year ended December 31, 2016 as a result of an increase in net repayments of long-term borrowings of $28.2 million. In 2016, we paid an additional $4.9 million in costs associated with our credit facility amendment compared to the previous period. Offsetting was a reduction of $15.1 million in quarterly cash distributions as well as an increase of $1.9 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Expansion capital expenditures	$6,883	$4,977	$23,951	$19,107
Maintenance capital expenditures	5,586	4,345	18,080	17,163
Plant turnaround costs	—	447	1,583	2,061
Total	$12,469	$9,769	$43,614	$38,331

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the twelve months ended December 31, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Within our Natural Gas Services segment, expenditures were made primarily on certain organic growth projects ongoing in our Natural Gas Services operations. Expansion capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments during the three months ended December 31, 2017. These expenditures were primarily made on certain organic growth projects ongoing in our Terminalling and Storage and Marine Transportation operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the three and twelve months ended December 31, 2017.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of December 31, 2017, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$445,000	$—	$445,000	$—	$—
2021 senior unsecured notes	373,800	—	—	373,800	—
Throughput commitment	21,946	6,184	12,866	2,896	—
Operating leases	26,189	6,841	8,274	3,324	7,750
Interest payable on fixed long-term obligations	84,690	27,101	54,201	3,388	—
Total contractual cash obligations	$951,625	$40,126	$520,341	$383,408	$7,750

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letter of Credit.  At December 31, 2017, we had outstanding irrevocable letters of credit in the amount of $14.4 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At December 31, 2017, we maintained a $664.4 million credit facility. This facility was most recently amended on April 27, 2016, when we made certain strategic amendments to our revolving credit facility which, among other things, decreased our borrowing capacity from $700.0 million to $664.4 million and extended the maturity date of the facility from March 28, 2018 to March 28, 2020.

As of December 31, 2017, we had $445.0 million outstanding under the revolving credit facility and $14.4 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $205.0 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of December 31, 2017, we have the ability to borrow approximately $7.1 million of that amount. We were in compliance with all financial covenants at December 31, 2017. While our current debt to EBITDA financial covenant calculation is near the maximum allowed under our credit facility at the December 31, 2017 evaluation, we expect to improve leverage during the first quarter of 2018 through the impacts of selling inventory built during the second and third quarters in our seasonal NGL business.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2017, the level of outstanding draws on our credit facility has ranged from a low of $382.0 million to a high of $497.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2017:

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

At December 31, 2017, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2017 is 3.00%.

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

The Partnership is in compliance with all debt covenants as of December 31, 2017 and expects to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2017, 2016 or 2015.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2017, 2016 or 2015.

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

We have entered into hedging transactions as of December 31, 2017 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 145,000 barrels settling during the period from January 31, 2018 through February 28, 2018. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated Balance Sheets at December 31, 2017 in "Fair value of derivatives" as a current liability of $0.1 million. Based on the current net notional volume hedged as of December 31, 2017, a $0.10 change in the expected settlement price of these contracts would result in an impact of $0.6 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.55% as of December 31, 2017.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2017, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.5 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $381.7 million as of December 31, 2017, based on market prices of similar debt at December 31, 2017.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $3.0 million decrease in fair value of our long-term debt at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners LP and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three‑year period ended December 31, 2017,and the related notes collectively, the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 1981

Dallas, Texas
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners LP and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners LP and subsidiaries' (the “Partnership”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three‑year period ended December 31, 2017,and the related notes (collectively, the “consolidated financial statements”), and our report dated February 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Dallas, Texas
February 16, 2018

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2017	2016
Assets
Cash	$27	$15
Trade and accrued accounts receivable, less allowance for doubtful accounts of $314 and $372 respectively	107,242	80,508
Product exchange receivables	29	207
Inventories	97,252	82,631
Due from affiliates	23,668	11,567
Other current assets	4,866	3,296
Assets held for sale	9,579	15,779
Total current assets	242,663	194,003

Property, plant and equipment, at cost	1,253,065	1,224,277
Accumulated depreciation	(421,137)	(378,593)
Property, plant and equipment, net	831,928	845,684

Goodwill	17,296	17,296
Investment in unconsolidated entities	128,810	129,506
Notes receivable - Martin Energy Trading LLC	—	15,000
Intangibles and other assets, net	32,801	44,874
	$1,253,498	$1,246,363
Liabilities and Partners’ Capital
Trade and other accounts payable	$92,567	$70,249
Product exchange payables	11,751	7,360
Due to affiliates	3,168	8,474
Income taxes payable	510	870
Fair value of derivatives	72	3,904
Other accrued liabilities	26,340	26,717
Total current liabilities	134,408	117,574

Long-term debt, net	812,632	808,107
Other long-term obligations	8,217	8,676
Total liabilities	955,257	934,357
Commitments and contingencies
Partners’ capital	298,241	312,006
Total partners’ capital	298,241	312,006
	$1,253,498	$1,246,363

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Terminalling and storage *	$99,705	$123,132	$132,945
Marine transportation *	48,579	58,290	78,753
Natural gas storage services *	58,817	61,133	64,858
Sulfur services	10,952	10,800	12,270
Product sales: *
Natural gas services	473,865	330,200	458,302
Sulfur services	123,732	130,258	157,891
Terminalling and storage	130,466	113,578	131,825
	728,063	574,036	748,018
Total revenues	946,116	827,391	1,036,844

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	421,444	289,516	413,795
Sulfur services *	82,338	87,963	114,766
Terminalling and storage *	109,798	94,175	112,836
	613,580	471,654	641,397
Expenses:
Operating expenses *	146,874	158,864	183,466
Selling, general and administrative *	38,950	34,385	36,788
Impairment of long-lived assets	2,225	26,953	10,629
Impairment of goodwill	—	4,145	—
Depreciation and amortization	85,195	92,132	92,250
Total costs and expenses	886,824	788,133	964,530
Other operating income (loss), net	523	33,400	(2,161)
Operating income	59,815	72,658	70,153

Other income (expense):
Equity in earnings of unconsolidated entities	4,314	4,714	8,986
Interest expense, net	(47,743)	(46,100)	(43,292)
Gain on retirement of senior unsecured notes	—	—	1,242
Other, net	1,101	1,106	1,124
Total other income (expense)	(42,328)	(40,280)	(31,940)
Net income before taxes	17,487	32,378	38,213
Income tax expense	(352)	(726)	(1,048)
Income from continuing operations	17,135	31,652	37,165
Income from discontinued operations, net of income taxes	—	—	1,215
Net income	17,135	31,652	38,380
Less general partner's interest in net income	(343)	(8,419)	(16,338)
Less income allocable to unvested restricted units	(42)	(90)	(140)
Limited partner's interest in net income	$16,750	$23,143	$21,902

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2017	2016	2015
Revenues:
Terminalling and storage	$82,205	$82,437	$78,233
Marine transportation	16,801	21,767	27,724
Natural gas services	122	699	878
Product sales	3,578	3,034	5,671
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	18,946	22,886	25,797
Sulfur services	15,564	15,339	16,579
Terminalling and storage	17,612	13,838	17,718
Expenses:
Operating expenses	64,344	70,841	77,871
Selling, general and administrative	29,416	25,890	24,968

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$16,750	$23,143	$21,208
Discontinued operations	—	—	694
	$16,750	$23,143	$21,902
General partner interest:
Continuing operations	$343	$8,419	$15,821
Discontinued operations	—	—	517
	$343	$8,419	$16,338

Net income per unit attributable to limited partners:
Basic:
Continuing operations	$0.44	$0.65	$0.60
Discontinued operations	—	—	0.02
	$0.44	$0.65	$0.62

Weighted average limited partner units - basic	38,102	35,347	35,309

Diluted:
Continuing operations	$0.44	$0.65	$0.60
Discontinued operations	—	—	0.02
	$0.44	$0.65	$0.62

Weighted average limited partner units - diluted	38,165	35,375	35,372

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands)

	Partners’ Capital
	Common		General Partner
	Units	Amount	Amount	Total
Balances – December 31, 2014	35,365,912	$470,943	$14,728	$485,671

Net income	—	22,042	16,338	38,380
Issuance of common units, net	—	(590)	—	(590)
Issuance of restricted units	91,950	—	—	—
Forfeiture of restricted units	(1,250)	—	—	—
General partner contribution	—	—	55	55
Cash distributions	—	(115,229)	(18,087)	(133,316)
Reimbursement of excess purchase price over carrying value of acquired assets	—	2,250	—	2,250
Unit-based compensation	—	1,429	—	1,429
Balances – December 31, 2015	35,456,612	380,845	13,034	393,879

Net income	—	23,233	8,419	31,652
Issuance of common units, net	—	(29)	—	(29)
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(2,250)	—	—	—
Cash distributions	—	(104,137)	(14,041)	(118,178)
Reimbursement of excess purchase price over carrying value of acquired assets	—	4,125	—	4,125
Unit-based compensation	—	904	—	904
Purchase of treasury units	(16,100)	(347)	—	(347)
Balances – December 31, 2016	35,452,062	304,594	7,412	312,006

Net income	—	16,792	343	17,135
Issuance of common units, net	2,990,000	51,056	—	51,056
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(9,250)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(75,399)	(1,539)	(76,938)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Unit-based compensation	—	650	—	650
Purchase of treasury units	(200)	(4)	—	(4)
Balances – December 31, 2017	38,444,612	$290,927	$7,314	$298,241

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$17,135	$31,652	$38,380
Less: Income from discontinued operations	—	—	(1,215)
Net income from continuing operations	17,135	31,652	37,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,195	92,132	92,250
Amortization of deferred debt issue costs	2,897	3,684	4,859
Amortization of premium on notes payable	(306)	(306)	(324)
(Gain) loss on disposition or sale of property, plant, and equipment	(523)	(33,400)	2,149
Gain on retirement of senior unsecured notes	—	—	(1,242)
Impairment of long lived assets	2,225	26,953	10,629
Impairment of goodwill	—	4,145	—
Equity in earnings unconsolidated entities	(4,314)	(4,714)	(8,986)
Derivative (income) loss	1,304	4,133	(3,107)
Net cash (paid) received for commodity derivatives	(5,136)	(550)	143
Net cash received for interest rate derivatives	—	160	—
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	—	630	2,495
Unit-based compensation	650	904	1,429
Return on investment	5,400	7,500	11,200
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	(26,739)	(6,153)	59,479
Product exchange receivables	178	843	1,996
Inventories	(14,656)	(6,761)	12,799
Due from affiliates	(12,096)	(1,441)	4,386
Other current assets	(1,699)	2,478	891
Trade and other accounts payable	20,037	3,254	(44,153)
Product exchange payables	4,391	(5,372)	2,336
Due to affiliates	(5,306)	2,736	866
Income taxes payable	(360)	(115)	(189)
Other accrued liabilities	(3,187)	686	(2,802)
Change in other non-current assets and liabilities	2,416	(12,230)	(345)
Net cash provided by continuing operating activities	67,506	110,848	183,924
Net cash used in discontinued operating activities	—	—	(1,352)
Net cash provided by operating activities	67,506	110,848	182,572
Cash flows from investing activities:
Payments for property, plant, and equipment	(39,749)	(40,455)	(65,791)
Acquisitions, net of cash acquired	(19,533)	(2,150)	—
Payments for plant turnaround costs	(1,583)	(2,061)	(1,908)
Proceeds from sale of property, plant, and equipment	8,377	108,505	2,644
Proceeds from repayment of Note receivable - affiliate	15,000	—	—
Contributions to unconsolidated entities for operations	(390)	—	—
Net cash provided by (used in) continuing investing activities	(37,878)	63,839	(65,055)
Net cash provided by discontinued investing activities	—	—	41,250
Net cash provided by (used in) investing activities	(37,878)	63,839	(23,805)
Cash flows from financing activities:
Payments of long-term debt	(339,000)	(386,700)	(308,836)
Proceeds from long-term debt	341,000	331,700	282,000
Net proceeds from issuance of common units	51,056	(29)	(590)
General partner contributions	1,098	—	55
Excess purchase price over carrying value of acquired assets	(7,887)	—	—
Reimbursement of excess purchase price over carrying value of acquired assets	1,125	4,125	2,250
Purchase of treasury units	(4)	(347)	—
Payments of debt issuance costs	(66)	(5,274)	(341)
Cash distributions paid	(76,938)	(118,178)	(133,316)
Net cash used in financing activities	(29,616)	(174,703)	(158,778)

Net increase (decrease) in cash	12	(16)	(11)
Cash at beginning of year	15	31	42
Cash at end of year	$27	$15	$31

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

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2017 or 2016.

As discussed in Note 5, on February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the "Floating Storage Assets." These assets were acquired on February 28, 2013. On December 19, 2014, the Partnership made the decision to dispose of the Floating Storage Assets. As a result, the Partnership has presented the results of operations and cash flows of the Floating Storage Assets as discontinued operations for the year ended December 31, 2015.

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

Routine maintenance and repairs are charged to expense while costs of betterments and renewals are capitalized.  When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts, and the difference between net book value of the asset and proceeds from disposition is recognized as gain or loss.

(g)      Goodwill and Other Intangible Assets

Goodwill is subject to a fair-value based impairment test on an annual basis, or more often if events or circumstances indicate there may be impairment. The Partnership is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. The Partnership is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Partnership will record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Of the Partnership's four reporting units, the terminalling and storage, natural gas services, and sulfur services reporting units contain goodwill. No goodwill impairment was recorded for the year ended December 31, 2017. During the second quarter of 2016, the Partnership experienced an impairment of all the goodwill in the Partnership's marine transportation reporting unit. See Note 8 for more information.

In performing a quantitative analysis, recoverability of goodwill for each reporting unit is measured using a weighting of the discounted cash flow method and two market approaches (the guideline public company method and the guideline transaction method). The discounted cash flow model incorporates discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and company specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, the Partnership will record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could give rise to future impairment. Changes to these estimates and assumptions can include, but may not be limited to, varying commodity prices, volume changes and operating costs due to market conditions and/or alternative providers of services.

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2017, 2016 or 2015.

(h)      Debt Issuance Costs

Debt issuance costs relating to the Partnership’s revolving credit facility and senior unsecured notes are deferred and amortized over the terms of the debt arrangements and are shown, net of accumulated amortization, as a reduction of the related long-term debt.

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $66, $5,274 and $341 in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $2,897, $3,684 and $4,859 for the years ended December 31, 2017, 2016 and 2015, respectively.  Accumulated amortization amounted to $17,162 and $14,265 at December 31, 2017 and 2016, respectively.

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

In the fourth quarter of 2017, the Partnership identified a triggering event related to the planned disposition of certain assets that were no longer deemed core assets in the Partnership's Marine Transportation business. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $1,625 was recorded in the Marine Transportation segment results of operations in the fourth quarter of 2017. Additionally, the Partnership recorded an adjustment to the fair value less cost to sell of a certain asset classified as held for sale in the Martin Lubricants division of the Terminalling and Storage segment. As a result, an impairment charge of $600 was recorded in the Terminalling and Storage segment results of operations in the fourth quarter of 2017.

On August 25, 2017, Hurricane Harvey made landfall as a Category 4 hurricane. The storm lingered over Texas and Louisiana for days producing over 50 inches of rain in some areas, resulting in widespread flooding and damage. The Partnership experienced an impact from Hurricane Harvey in our Terminalling and Storage and Sulfur Services segments, where damages were suffered to the Partnership's property, plant, and equipment at its Neches, Stanolind, Galveston, and Harbor Island terminals located along the Texas gulf coast. The damage incurred did not exceed the insurance deductible at these locations and therefore The Partnership does not expect to receive any insurance proceeds resulting from the damage from Hurricane Harvey. In the third quarter of 2017, the Partnership recorded a write-off in the amount of $186 related to assets damaged.

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

In the fourth quarter of 2015, the Partnership identified a triggering event related to the condensate splitter project in the specialty terminals division of the Partnership's Terminalling and Storage segment. The triggering event was the decision to not move forward with the project due to the evaporation of the economic viability of the project. As a result, an impairment

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

charge of $9,305 was recorded in the Terminalling and Storage segment results of operations in the fourth quarter of 2015. In the fourth quarter of 2015, the Partnership identified a triggering event related to one inland push boat and three inland tank barges in the Marine Transportation segment. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $1,324 was recorded in the Marine Transportation segment results of operations in the fourth quarter of 2015.

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

(m)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2017, 2016 and 2015, the conflicts committee of the Partnership's general partner ("Conflicts Committee") approved reimbursement amounts of  $16,416, $13,033 and $13,679, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership plans to adopt the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership has completed a review of the impacts of the application of the new standard to its existing portfolio of customer contracts and has concluded its process of evaluating its new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018. The Partnership's approach included performing a detailed review of key contracts representative of its different businesses and comparing historical accounting policies and practices to the new standard.

In the Terminalling and Storage segment, revenue will continue to be recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue will continue to be recognized based on the volume moved through the Partnership’s terminals at the contracted rate.  For the Partnership’s tolling agreement, revenue will continue to be recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  When lubricants and drilling fluids are sold by truck or rail, revenue will continue to be recognized upon delivering product to the customers as title to the product transfers when the customer physically receives the product. Delivery of product is invoiced as the transaction occurs and are generally paid within a month.

In the Natural Gas Services segment, NGL distribution revenue will continue to be recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue will continue to be recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and are generally paid within a month. Natural gas storage revenue will continue to be recognized when the service is provided to the customer. The performance of the service is invoiced as the transaction occurs and are generally paid within a month.

In the Sulfur Services segment, revenue from sulfur product sales will continue to be recognized when the customer takes title to the product.  Delivery of product is invoiced as the transaction occurs and are generally paid within a month. Revenue from sulfur services will continue to be recognized as deliveries are made during each monthly period. The performance of the service is invoiced as the transaction occurs and are generally paid within a month.

In the Marine Transportation segment, revenue will continue to be recognized for time charters based on a per day rate. For contracted trips, revenue will continue to be recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and are generally paid within a month.

Additionally, the Partnership will be required to assess variable consideration included in its contracts and make judgments and estimates throughout the applicable periods. Certain additional financial statement disclosure requirements are mandated by the new standard including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue. Based on the Partnership’s analysis, the adoption of this guidance will not have a significant impact on its consolidated financial statements.

(4)	Acquisitions

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

(5)	Discontinued Operations, Divestitures, and Assets Held for Sale

Long-Lived Assets Held for Sale

In the fourth quarter of 2017, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the inland division of the Marine Transportation segment. Additionally, the Partnership recorded an adjustment to the fair value less cost to sell of a certain asset classified as held for sale in the Martin Lubricants division of the Terminalling and Storage segment. As a result, an impairment charge of $600 and $1,625 was recorded in the Terminalling and Storage and Marine Transportation segments, respectively, in the fourth quarter of 2017 and was presented as "Impairment of long-lived assets" in the Partnership's Consolidated Statements of Operations.

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. These assets were deemed non-core due to the each asset's inability to generate cash flows in recent quarters as well as the expected cash flows in future quarters. As a result, an impairment charge of $15,252 and $11,701 was recorded in the Terminalling and Storage and Marine Transportation segments, respectively in the fourth quarter of 2016 and was presented as "Impairment of long-lived assets" in the Partnership's Consolidated Statements of Operations.

At December 31, 2017 and 2016, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the assets' fair value less cost to sell by segment in current assets as follows:

	December 31, 2017	December 31, 2016

Terminalling and storage	$4,152	$10,852
Marine transportation	5,427	4,927
Assets held for sale	$9,579	$15,779

During 2017, the Partnership received $8,341 in proceeds from the sale of assets classified as held for sale for a gain of $822, which was presented as a component of "Other operating income (loss), net" in the Partnership's Consolidated Statements of Operations.

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestitures

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $0, $43,804, and $10,880 for the years ended December 31, 2017, 2016, and 2015, respectively.

The divestiture of the CCCT Assets did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

Divestiture of Floating Storage Assets. On February 12, 2015, the Partnership sold all six 16,101 barrel liquefied petroleum gas ("LPG") pressure barges, collectively referred to as the Floating Storage Assets for $41,250. These assets were acquired on February 28, 2013. The Partnership classified the results of operations of these assets, which were previously presented as a component of the Natural Gas Services segment, as discontinued operations in the Consolidated Statements of Operations for 2015. The Partnership has retrospectively adjusted its prior period consolidated financial statements to comparably classify the amounts related to the operations and cash flows of the Floating Storage Assets as discontinued operations. The Floating Storage Assets were presented as discontinued operations under the guidance prior to the Partnership's adoption of ASU 2014-08 related to discontinued operations. The adoption of the amended guidance was effective for the Partnership January 1, 2015.

The Floating Storage Assets’ operating results, which are included in income from discontinued operations for the year ended December 31, 2015, were as follows:

Total revenues from third parties	$791
Total costs and expenses and other, net, excluding depreciation and amortization	1,038
Depreciation and amortization	—
Other operating income, net [1]	1,462
Income (loss) from discontinued operations before income taxes	1,215
Income tax expense	—
Income (loss) from discontinued operations, net of income taxes	$1,215

1 Other operating income, net represents the gain on the disposition of the Floating Storage Assets.

(6)	Inventories

Components of inventories at December 31, 2017 and 2016 were as follows:

	2017	2016
Natural gas liquids	$47,462	$33,656
Sulfur	8,436	8,521
Sulfur based products	18,674	19,107
Lubricants	20,086	18,276
Other	2,594	3,071
	$97,252	$82,631

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(7)	Property, Plant and Equipment

At December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	Depreciable Lives	2017	2016
Land	—	$21,719	$20,679
Improvements to land and buildings	10-25 years	135,896	135,852
Storage equipment	5-50 years	178,815	168,839
Marine vessels	4-25 years	176,782	181,659
Operating plant and equipment	3-50 years	659,854	620,303
Base Gas	—	43,799	43,799
Furniture, fixtures and other equipment	3-20 years	11,134	19,034
Transportation equipment	3-7 years	1,535	1,738
Construction in progress		23,531	32,374
		$1,253,065	$1,224,277

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $70,904, $72,405 and $67,134.

Additions to property, plant and equipment included in accounts payable at December 31, 2017 and 2016 were $4,100 and $1,819, respectively.

(8)     Goodwill

The following table represents the goodwill balance at December 31, 2016, changes during the year, and the resulting balances at December 31, 2017:

	2017	2016
Carrying amount of goodwill:
Terminalling and storage	$11,868	$11,868
Natural gas services	79	79
Sulfur services	5,349	5,349
Total goodwill	$17,296	$17,296

During the impairment evaluation performed at August 31, 2017, the Partnership first assessed qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other intangible asset is less than its carrying amount. After assessing qualitative factors, the Partnership determined that it is not more likely than not that the fair value of its reporting units are less than its carrying amount. Therefore, no impairment was recorded for the year ended December 31, 2017.

During the second quarter of 2016, the Partnership determined that the state of market conditions in the Marine Transportation reporting unit, including the demand for utilization, day rates and the current oversupply of inland tank barges, indicated that an impairment of goodwill may exist. As a result, the Partnership assessed qualitative factors and determined that the Partnership could not conclude it was more likely than not that the fair value of goodwill exceeded its carrying value. In turn, the Partnership prepared a quantitative analysis of the fair value of the goodwill as of June 30, 2016, based on the weighted average valuation of the aforementioned income and market based valuation approaches. The underlying results of the valuation were driven by actual results during the six months ended June 30, 2016 and the pricing and market conditions existing as of June 30, 2016, which were below forecasts at the time of the previous goodwill assessments. Other key estimates, assumptions and inputs used in the valuation included long-term growth rates, discounts rates, terminal values, valuation multiples and relative valuations when comparing the reporting unit to similar businesses or asset bases. Upon completion of the analysis, a $4,145 impairment of all goodwill in the Marine Transportation reporting unit was incurred during the second quarter of 2016. The Partnership did not recognize any other goodwill impairment losses for the year ended December 31, 2016.

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

The Partnership’s future minimum lease obligations as of December 31, 2017 consist of the following:

Fiscal year	Operating Leases

2018	$6,841
2019	4,559
2020	3,715
2021	2,245
2022	1,079
Thereafter	7,750
Total	$26,189

Rent expense for continuing operating leases for the years ended December 31, 2017, 2016 and 2015 was $15,908, $19,005 and $18,831, respectively.

(10)    Investments in Unconsolidated Entities and Joint Ventures

The Partnership owns a 19.8% limited partnership and 0.2% general partnership interest in West Texas LPG Pipeline Limited Partnership ("WTLPG"). A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognizes its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated Balance Sheet. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting.

Selected financial information for WTLPG is as follows:

	As of December 31,			Years ended December 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income
2017
WTLPG	$837,163	$—	$787,426	$87,048	$21,571
2016
WTLPG	$812,464	$—	$790,406	$88,468	$23,883
2015
WTLPG	$819,342	$—	$804,023	$100,708	$46,294

As of December 31, 2017 and 2016, the Partnership’s interest in cash of the unconsolidated equity method investee was $5,585 and $631, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2017	2016
Commodity derivative contracts, net	$(72)	$(3,904)

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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Note receivable - affiliates	$—	$—	$15,000	$15,797
2021 Senior unsecured notes	$372,618	$381,657	$372,239	$377,882

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

(a)    Commodity Derivative Instruments

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of December 31, 2017 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 145 barrels settling during the period from January 31, 2018 through February 28, 2018. At December 31, 2016, the Partnership had instruments totaling a gross notional quantity of 731 barrels settling during the period from January 1, 2017 through June 30, 2017. These instruments settle against the applicable pricing source for each grade and location. MET served as the counterparty for all positions outstanding at December 31, 2016.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$72	$3,904
Total derivatives not designated as hedging instruments		$—	$—		$72	$3,904

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Twelve Months Ended December 31, 2017, 2016, and 2015

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$(630)	$(2,495)
Interest rate contracts	Interest expense	—	(366)	206
Commodity contracts	Cost of products sold	1,304	5,129	(818)
Total derivatives not designated as hedging instruments		$1,304	$4,133	$(3,107)

(13)    Related Party Transactions

As of December 31, 2017, Martin Resource Management owned 6,264,532 of the Partnership’s common units representing approximately 16.3% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2017, of approximately 16.3% of the Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

◦	distributing fuel oil, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Effective January 1, 2017, through December 31, 2017, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $16,416, $13,033 and $13,679 of indirect expenses for the years ended December 31, 2017, 2016 and 2015, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Revenues:	2017	2016	2015
Terminalling and storage	$82,205	$82,437	$78,233
Marine transportation	16,801	21,767	27,724
Natural gas services	122	699	878
Product sales:
Natural gas services	1,043	8	196
Sulfur services	1,963	2,006	3,639
Terminalling and storage	572	1,020	1,836
	3,578	3,034	5,671
	$102,706	$107,937	$112,506

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas services	$18,946	$22,886	$25,797
Sulfur services	15,564	15,339	16,579
Terminalling and storage	17,612	13,838	17,718
	$52,122	$52,063	$60,094

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Marine transportation	$23,815	$28,107	$32,373
Natural gas services	9,007	9,258	8,639
Sulfur services	5,821	5,995	6,928
Terminalling and storage	25,701	27,481	29,931
	$64,344	$70,841	$77,871

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Marine transportation	$34	$30	$29
Natural gas services	8,162	7,566	6,216
Sulfur services	2,526	2,732	2,760
Terminalling and storage	2,278	2,526	2,284
Indirect overhead allocation, net of reimbursement	16,416	13,036	13,679
	$29,416	$25,890	$24,968

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated Balance Sheets. Interest income for the years ended December 31, 2017, 2016, and 2015 was $943, $2,256 and $2,250, respectively, and is included in "Interest expense, net" in the Consolidated Statements of Operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(14)	Supplemental Balance Sheet Information

Components of "Intangibles and other assets, net" at December 31, 2017 and 2016 were as follows:

	2017	2016
Customer contracts and relationships, net	$25,252	$36,528
Other intangible assets	1,752	2,280
Other	5,797	6,066
	$32,801	$44,874

Other intangible assets consist of covenants not-to-compete and technology-based assets.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $13,887, $19,548, and $22,115, for the years ended December 31, 2017, 2016 and 2015, respectively, and accumulated amortization amounted to $39,462 and $48,876 at December 31, 2017 and 2016, respectively.

Estimated amortization expense for customer contract and relationships and other intangible assets for the years subsequent to December 31, 2017 are as follows: 2018 - $7,472; 2019 - $4,471; 2020 - $4,440; 2021 - $4,319; 2022 - $4,295; subsequent years - $2,007.

Components of "Other accrued liabilities" at December 31, 2017 and 2016 were as follows:

	2017	2016
Accrued interest	$11,726	$10,629
Asset retirement obligations	5,429	7,953
Property and other taxes payable	5,638	6,443
Accrued payroll	3,385	1,672
Other	162	20
	$26,340	$26,717

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2017	2016
	(In thousands)

Beginning asset retirement obligations	$16,418	$2,163
Revisions to existing liabilities[1]	5,547	14,379
Accretion expense	404	178
Liabilities settled	(8,857)	(302)
Ending asset retirement obligations	13,512	16,418
Current portion of asset retirement obligations[2]	(5,429)	(7,953)
Long-term portion of asset retirement obligations[3]	$8,083	$8,465

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

(15)    Long-Term Debt

At December 31, 2017 and 2016, long-term debt consisted of the following:

	2017	2016
$664,444 Revolving credit facility at variable interest rate (4.55%[1] weighted average at December 31, 2017), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,986 and $7,132, respectively[3]	$440,014	$435,868
$400,000 Senior notes, 7.25% interest, including unamortized premium of $956 and $1,262, respectively, also net of unamortized debt issuance costs of $2,138 and $2,823 respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[3,4]	372,618	372,239
Total long-term debt	$812,632	$808,107

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2017 and 2016 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2017 is 3.00%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

3 The Partnership is in compliance with all debt covenants as of December 31, 2017.

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
The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $45,728, $46,046, and $43,376 for the years ended December 31, 2017, 2016 and 2015, respectively. Capitalized interest was $730, $1,126, and $1,944 for the years ended December 31, 2017, 2016 and 2015, respectively.

(16)     Partners' Capital

As of December 31, 2017, partners’ capital consisted of 38,444,612 common limited partner units, representing a 98% partnership interest and a 2.0% general partner interest. Martin Resource Management, through subsidiaries, owned 6,264,532 of the Partnership's common limited partnership units representing approximately 16.3% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2.0% general partnership interest.

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

Issuance of Common Units

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

On February 22, 2017, the Partnership completed a public offering of 2,990,000 common units at a price of $18.00 per common unit, before the payment of underwriters' discounts, commissions and offering expenses (per unit value is in dollars, not thousands). Total proceeds from the sale of the 2,990,000 common units, net of underwriters' discounts, commissions and offering expenses, were $51,056. Additionally, the Partnership's general partner contributed $1,098 in cash to the Partnership in conjunction with the issuance in order to maintain its 2.0% general partner interest in the Partnership. All of the net proceeds were used to pay down outstanding amounts under the Partnership's revolving credit facility.

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

For the years ended December 31, 2017, 2016 and 2015, the general partner was allocated $0, $7,786, and $15,571 in incentive distributions.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2017	2016	2015
Continuing operations:
Income from continuing operations	$17,135	$31,652	$37,165
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	7,786	15,078
Distributions payable on behalf of general partner interest	1,569	2,058	2,585
General partner interest in undistributed loss	(1,226)	(1,425)	(1,842)
Less income allocable to unvested restricted units	42	90	136
Limited partners’ interest in net income	$16,750	$23,143	$21,208

	Years Ended December 31,
	2017	2016	2015
Discontinued operations:
Income from discontinued operations	$—	$—	$1,215
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	493
Distributions payable on behalf of general partner interest	—	—	84
General partner interest in undistributed loss	—	—	(60)
Less income allocable to unvested restricted units	—	—	4
Limited partners’ interest in net income	$—	$—	$694

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Basic weighted average limited partner units outstanding	38,101,583	35,347,032	35,308,649
Dilutive effect of restricted units issued	63,318	28,231	62,880
Total weighted average limited partner diluted units outstanding	38,164,901	35,375,263	35,371,529

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

	For the Year Ended December 31,
	2017	2016	2015
Employees	$534	$783	$1,338
Non-employee directors	116	121	91
Total unit-based compensation expense	$650	$904	$1,429

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

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2017 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	103,800	$26.54
Granted	12,000	$19.00
Vested	(7,800)	$19.18
Forfeited	(9,250)	$28.50
Non-Vested, end of year	98,750	$24.80

Aggregate intrinsic value, end of year	$1,383
A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2017, 2016 and 2015 is provided below:

	For the Year Ended December 31,
	2017	2016	2015
Aggregate intrinsic value of units vested	$143	$1,233	$110
Fair value of units vested	$208	$1,773	$128

As of December 31, 2017, there was $269 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 0.8 years.

(18)    Income Taxes

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $352, $726 and $1,048 were recorded in income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively.

A current income tax liability of $510, and $870 existed at December 31, 2017 and 2016, respectively.

Cash paid for income taxes was $712, $841, and $1,237 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since the operations of a partnership are not subject to federal income tax, and most provisions of the Tax Act are effective for tax years beginning after December 31, 2017, the legislation has no material impact to the Partnership for 2017. We are in the process of analyzing the Tax Act and its possible effect going forward, as it will impact allocations to unitholders.

As of December 31, 2017, the tax years that remain open to assessment by federal and state jurisdictions are 2014-2016.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The Natural Gas Services segment information below excludes the discontinued operations of the Floating Storage Assets for 2015. See Note 5.

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(5,998)	$230,171	$45,160	$629	$29,644
Natural gas services	532,908	(226)	532,682	24,916	51,663	7,430
Sulfur services	134,684	—	134,684	8,117	23,205	2,611
Marine transportation	51,915	(3,336)	48,579	7,002	1,650	3,929
Indirect selling, general, and administrative	—	—	—	—	(17,332)	—
Total	$955,676	$(9,560)	$946,116	$85,195	$59,815	$43,614

Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$45,484	$40,660	$26,097
Natural gas services	391,333	—	391,333	28,081	41,438	4,807
Sulfur services	141,058	—	141,058	7,995	23,393	5,093
Marine transportation	61,233	(2,943)	58,290	10,572	(16,039)	2,334
Indirect selling, general, and administrative	—	—	—	—	(16,794)	—
Total	$835,987	$(8,596)	$827,391	$92,132	$72,658	$38,331

Year Ended December 31, 2015:
Terminalling and storage	$270,440	$(5,670)	$264,770	$38,731	$15,704	$40,421
Natural gas services	523,160	—	523,160	34,072	41,220	24,330
Sulfur services	170,161	—	170,161	8,455	23,604	1,201
Marine transportation	81,784	(3,031)	78,753	10,992	8,576	2,775
Indirect selling, general, and administrative	—	—	—	—	(18,951)	—
Total	$1,045,545	$(8,701)	$1,036,844	$92,250	$70,153	$68,727

Revenues from two customers in the Natural Gas Services segment were $169,504, $122,381 and $148,273 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Partnership's assets by reportable segment as of December 31, 2017 and 2016, are as follows:

	2017	2016
Total assets:
Terminalling and storage	$326,920	$328,098
Natural gas services	704,524	684,722
Sulfur services	120,790	125,356
Marine transportation	101,264	108,187
Total assets	$1,253,498	$1,246,363

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

(20)    Quarterly Financial Information

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2017
Revenues	$253,325	$193,922	$193,128	$305,741
Operating income (loss)	23,748	10,848	(4,484)	29,703
Equity in earnings of unconsolidated entities	905	853	789	1,767
Net income (loss)	13,583	989	(16,286)	18,849
Limited partners' interest in net income (loss) per limited partner unit	0.36	0.03	(0.42)	0.47

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2016
Revenues	$225,605	$190,348	$174,537	$236,901
Operating income	24,338	10,256	9,176	28,888
Equity in earnings of unconsolidated entities	1,677	805	1,120	1,112
Net income (loss)	15,914	(1,211)	(933)	17,882
Limited partners' interest in net income (loss) per limited partner unit	0.33	(0.14)	(0.03)	0.49

(21)    Commitments and Contingencies

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the year ended December 31, 2017 and 2016, the Partnership received $1,125 and $4,125, respectively, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas (“RRC”) challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order.”  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017. On December 5, 2017, this matter was brought before the RRC. After brief discussion, the RRC determined that more time was needed to review the proposal for decision and placed the matter on the agenda for the RRC’s January 23, 2018 meeting. At that meeting, the RRC voted to remand the case to the hearings examiner for the limited purpose of admitting and considering additional relevant evidence on competition.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleged that the Partnership breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages.  Prior to trial, this matter was settled for a confidential amount in September of 2017. At December 31, 2017, the financial statements reflect the terms of the settlement and all amounts have been accrued as asset retirement obligations.

On December 31, 2015, the Partnership received a demand from a customer in its lubricants packaging business for defense and indemnity in connection with lawsuits filed against it in various United States District Courts, which generally allege that the customer engaged in unlawful and deceptive business practices in connection with its marketing and advertising of its private label motor oil.  The Partnership disputes that it has any obligation to defend or indemnify the customer for its conduct.  Accordingly, on January 7, 2016, the Partnership filed a Complaint for Declaratory Judgment in the Chancery Court of Davidson County, Tennessee requesting a judicial determination that the Partnership does not owe the customer the demanded defense and indemnity obligations.  The lawsuits against the customer have been transferred to the United States District Court for the Western District of Missouri for consolidated pretrial proceedings.  On March 1, 2017, at the request of the parties, the Chancery Court of Davidson County, Tennessee administratively closed the Partnership's lawsuit pending rulings in the United States District Court for the Western District of Missouri.  In the event that either party moves the Chancery Court of Davidson County, Tennessee to reopen the case, we expect the Court would grant such motion and reopen the case.  If the case is reopened, we are currently unable to determine the exposure we may have in this matter, if any.

Commitments

The Partnership has non-cancelable revenue arrangements whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues we expect to receive under these non-cancelable arrangements as of December 31, 2017, are as follows: 2018 - $14,172; 2019 - $11,190; 2020 - $9,053; 2021 - $6,200; 2022 - $5,187; subsequent years - $12,072.

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

(23)    Subsequent Events

Quarterly Distribution.  On January 18, 2018, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2017, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2018 to unitholders of record as of February 7, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

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

Name	Age	Position with the General Partner
Ruben S. Martin	66	President, Chief Executive Officer and Director
Robert D. Bondurant	59	Executive Vice President and Chief Financial Officer and Director
Randall L. Tauscher	52	Executive Vice President and Chief Operating Officer
Chris H. Booth	48	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	57	Senior Vice President of Operations
C. Scott Massey	65	Director
James M. Collingsworth	63	Director
Byron R. Kelley	70	Director
Sean P. Dolan	44	Director
Zachary S. Stanton	42	Director

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

Randall L. Tauscher serves as Executive Vice President and Chief Operating Officer of our general partner. Mr. Tauscher has served in this capacity since May 2011.  From September 2007 through May 2011, Mr. Tauscher served as Executive Vice President.  Prior to joining Martin, Mr. Tauscher was employed by Koch Industries for over 18 years, most recently as Senior Vice President of the Koch Carbon Division.  Mr. Tauscher earned a Bachelor of Business Administration degree from Kansas State University.

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

Board Meetings and Committees

                From January 1, 2017 to December 31, 2017, the board of directors of our general partner held 11 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of:  James M. Collingsworth, who was not in attendance at the meeting of the board of directors on the date of September 3, 2017.  Additionally, the board of directors undertook action three times during 2017 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit,

Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at ww.martinmidstream.com under the "Corporate Governance" section.  The current members of the committees, the number of meetings held by each committee from January 1, 2017 to December 31, 2017, and a brief description of the functions performed by each committee are set forth below:

                Conflicts Committee (9 meetings).  The members of the Conflicts Committee are: Messrs. Kelley (chairman), Massey and Collingsworth.  All of the members of the Conflicts Committee attended all meetings of the committee for the period noted above.  The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest.  The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us.  The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by NASDAQ.  Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2017.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2017, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement between us and our general partner, as amended on October 1, 2012 ("Omnibus Agreement"). Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2017, 2016 and 2015 the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $13.0 million and $13.7 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2017, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

Elements of Compensation

Martin Resource Management’s executive officer compensation package includes a combination of annual cash, long-term incentive compensation and other compensation.  Elements of compensation which the Named Executive Officers may be eligible to receive from Martin Resource Management consist of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management employee benefit plans and (4) where appropriate, other compensation, including limited perquisites.

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

Employee Benefit Plan Awards.  The Named Executive Officers may be eligible to receive awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management employee benefit plans.  These employee benefit plan awards are designed to reward the performance of the Named Executive Officers by providing annual incentive opportunities tied to the annual performance of Martin Resource Management.  In particular, these awards are provided to the Named Executive Officers in order to provide competitive incentives to these executives who can significantly impact performance and promote achievement of the business objectives of Martin Resource Management.

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

Determination of 2017 Compensation Amounts

During 2017, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

Annual Base Salary.  The portions of the annual base salaries paid by Martin Resource Management to the Named Executive Officers, which are allocable to us under our Omnibus Agreement with Martin Resource Management, are reflected in the summary compensation table below.  Based upon the agreement of our general partner with Martin Resource Management, we have reimbursed Martin Resource Management for approximately 55.5% of the aggregate annual base salaries paid to the Named Executive Officers by Martin Resource Management during 2017.  The foregoing agreement has been developed based on an assessment of the estimated percentage of the time spent by the Named Executive Officers managing our affairs, relative to the affairs of Martin Resource Management ranging from approximately 50% to 75%. Our Named Executive Officers are Mr. Ruben Martin, the President and Chief Executive Officer of our general partner, Mr. Robert Bondurant, an Executive Vice President and Chief Financial Officer of our general partner, Mr. Randall Tauscher, an Executive Vice President and Chief Operating Officer of our general partner, Mr. Chris Booth, the Executive Vice President, General Counsel and Secretary of our general partner, and Mr. Scot A. Shoup, Senior Vice President of Operations. Aggregate annual base salaries of the Named Executive Officers were not increased during 2016 or 2017.

Discretionary Annual Cash Awards.  Discretionary annual cash awards paid to the Named Executive Officers which are allocable to us are reflected in the summary compensation table below.

Martin Midstream Partners L.P. Long-Term Incentive Plan

On May 26, 2017, the unitholders of the Partnership approved the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (the "2017 LTIP"). The plan currently permits the grant of awards covering an aggregate of 3,000,000 common units, all of which can be awarded in the form of restricted units. The plan is administered by the Compensation Committee of our general partner’s board of directors. The purpose of the 2017 LTIP is designed to enhance our ability to attract, retain, reward and motivate the services of certain key employees, officers, and directors of the General Partner and Martin Resource Management.

Our general partner’s board of directors or the Compensation Committee, in their discretion, may terminate or amend the 2017 LTIP at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors or the Compensation Committee also have the right to alter or amend the 2017 LTIP or any part of the plan from time to time, including increasing the number of units that may be reserved for issuance under the plan subject to any applicable unitholder approval. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant. In addition, the restricted units will vest upon a change of control of us, our general partner or Martin Resource Management or if our general partner ceases to be an affiliate of Martin Resource Management.

Restricted Units.  A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the plan containing such terms as the Compensation Committee shall determine under the plan. With respect to time-based restricted units, the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("Performance Based Restricted Units" or "PBRU's"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, EBIT, EBITDA, distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRU's are earned only upon our achievement of an objective performance measure for the performance period. PBRU's which vest are payable in common units.  The Compensation Committee believes this type of incentive award strengthens the tie between each grantee's pay and our financial performance. We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units. Historically, PBRU's were not awarded under our preceding long-term incentive plan, which had a maximum amount of 241,667 restricted units that could be issued under the plan. Awards issued under the new plan will be materially larger than awards historically issued under the preceding plan. Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

If a grantee’s service to the Partnership terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any affiliate of our general partner, newly issued common units under the LTIP, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase.

On February 14, 2017, we issued 4,000 restricted common units to each of our three independent directors under our long-term incentive plan preceding the 2017 LTIP.  These restricted common units vest in equal installments of 1,000 units on January 24, 2018, 2019, 2020, and 2021.

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

Martin Resource Management Non-Qualified Option Plan.  In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2017.

Other Compensation

Martin Resource Management generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management’s properties located in Texas and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2017	$412,500	$—	$—	$412,500
	2016	$412,500	$—	$—	$412,500
	2015	$412,500	$—	$356,250	$768,750
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2017	$230,000	$—	$—	$230,000
	2016	$230,000	$—	$—	$230,000
	2015	$230,000	$—	$85,500	$315,500
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2017	$276,000	$—	$—	$276,000
	2016	$308,200	$—	$—	$308,200
	2015	$230,000	$—	$85,500	$315,500
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2017	$183,600	$—	$—	$183,600
	2016	$165,240	$—	$—	$165,240
	2015	$146,880	$—	$71,250	$218,130
Scot A. Shoup, Senior Vice President of Operations	2017	$270,000	$—	$—	$270,000
	2016	$180,000	$—	$—	$180,000
	2015	$180,000	$—	$57,000	$237,000

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

The following table sets forth the compensation of our board members for the period from January 1, 2017 through December 31, 2017.

Name	Fees Earned Paid in Cash	Stock Awards	Total
Ruben S. Martin	$—	$—	$—
Robert D. Bondurant	$—	$—	$—
C. Scott Massey (1)	$65,000	$75,800	$140,800
Byron R. Kelley (1)	$65,000	$75,800	$140,800
James M. Collingsworth (1)	$65,000	$75,800	$140,800
Sean P. Dolan	$—	$—	$—
Zachary S. Stanton	$—	$—	$—

(1) On February 14, 2017, the Partnership issued 4,000 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our LTIP.  These restricted common units vest in equal installments of 1,000 units on January 24, 2018, 2019, 2020 and 2021, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

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

The following table sets forth the beneficial ownership of our units as of February 16, 2018 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (3)
MRMC ESOP Trust (4)	6,264,532	16.3%
Martin Resource Management Corporation (5)	6,264,532	16.3%
Martin Resource, LLC (5)	4,203,823	10.9%
Martin Product Sales LLC (5)	1,171,265	3.0%
Cross Oil Refining & Marketing Inc. (6)	889,444	2.3%
OppenheimerFunds, Inc. (2)	6,437,052	16.8%
Ruben S. Martin (6)	6,409,251	16.7%
Robert D. Bondurant	38,997	—%
Randall L. Tauscher	27,070	—%
Chris H. Booth	11,302	—%
Scot A. Shoup	5,061	—%
Sean Dolan	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey (7)	31,000	—%
Byron R. Kelley	16,600	—%
James M. Collingsworth (8)	14,000	—%
All directors and executive officers as a group (10 persons) (9)	6,553,281	17.1%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(3)	The percent of class shown is less than one percent unless otherwise noted.

(4)
By virtue of its ownership of 86.58% of the outstanding common stock of Martin Resource Management Corporation ("Martin Resource Management"), the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management, and may be deemed to beneficially own the 6,264,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management.

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

(6)
Includes 144,719 common units owned directly by Mr. Martin, 130,247 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource

Management, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management, which include 6,264,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

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

Martin Resource Management owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 16.3% of our outstanding common limited partner units as of December 31, 2017.  The table below sets forth information as of December 31, 2017 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	176,215.51	86.58%
Martin ESOP Trust (3)	27,325.11	13.42%
Robert D. Bondurant (3)	27,325.11	13.42%
Randall Tauscher (3)	27,325.11	13.42%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 176,215.51 shares of common stock of Martin Resource Management. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management. Of the common stock held by the MRMC ESOP, 99,407.50 shares of common stock are allocated to participant accounts, and 76,808.01 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 27,325 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 27,325 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	3,000,000
Total	—	$—	3,000,000

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan".

In February 2017, we issued 4,000 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 1,000 units on January 24, 2018, 2019, 2020 and 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management owns 6,264,532 of our common limited partnership units representing approximately 16.3% of our outstanding common limited partnership units as of February 16, 2018.  Martin Resource Management controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2.0% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management’s ownership of approximately 16.3% of our outstanding common limited partnership units effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $1.6 million on its 2.0% general partner interest.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2017, 2016 and 2015, the Conflicts Committee approved and we reimbursed Martin Resource Management of $16.4 million, $13.0 million and $13.7 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a second amended and restated terminalling services agreement under which we provide terminal services to Martin Resource Management for marine fuel distribution.  At such time, the per gallon throughput fee we charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017 and October 1, 2017 to modify its minimum throughput requirements and throughput fees. This agreement, as amended, continues until September 30, 2018 and thereafter on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

Sulfuric Acid Sales Agency Agreement. We are party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC (“Saconix”), a limited liability company in which Martin Resource Management has a minority equity interest, purchases and markets the sulfuric acid produced by our sulfuric acid production plant at Plainview, Texas, that is not consumed by our internal operations.  This agreement, as amended, will remain in place until September 30, 2020 and shall automatically renew year to year thereafter until either party provides 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, we sell all of our excess sulfuric acid to Saconix, who then markets and sells such acid to third-parties.  We share in the profit of such sales.

Other Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.

Other Related Party Transactions

Related Party Note Receivable

We had a $15.0 million note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. Interest income for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $2.3 million, and $2.3 million, respectively.

2017 Public Offerings

In conjunction with a public offering, our general partner contributed $1.1 million in order to maintain its 2.0% general partner interest in us.

Transfers of Assets Between Entities Under Common Control

Acquisition of Terminalling Assets.    On February 22, 2017, we acquired 100% of the membership interests of MEH South Texas Terminals LLC (“MEH”), a subsidiary of Martin Resource Management, for a purchase price of $27.4 million (the “Hondo Acquisition”). At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal”), which will serve the asphalt market in San Antonio, Texas and surrounding areas. The excess of the purchase price over the carrying value of the assets of $7.9 million was recorded as an adjustment to "Partners' capital."

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2017 and 2016.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2017		2016
Audit fees	$1,349,934	(1)	$1,342,400	(1)
Audit related fees	—		—
Audit and audit related fees	1,349,934		1,342,400
Tax fees	123,167	(2)	105,070	(2)
All other fees	124,550	(3)	—
Total fees	$1,597,651		$1,447,470

(1)
2017 audit fees include fees for the annual integrated audit and fees related to services in connection with transactions. 2016 audit fees include fees for the annual integrated audit and fees related to services in connection with filing updated financial statements and in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

(3)	All other fees are for accounting advisory services related to the adoption of ASC 606.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2017 and December 31, 2016 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	The following financial statements of Martin Midstream Partners L.P. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

10.21(1)
Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017, and incorporated herein by reference).

10.22†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.23
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.24
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.25
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

10.27
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.28
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.29
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.30(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.31(1)
First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 15, 2017, and incorporated herein by reference).

10.32(1)
Second Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017).

10.33
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.34*	Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.

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

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

Date: February 16, 2018	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February, 2018.

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