Form 10-K/A
period 2017-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2018-03-29
CIK 1176334

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

DOCUMENTS INCORPORATED BY REFERENCE:         None.

EXPLANATORY NOTE

Martin Midstream Partners L.P.'s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2017, initially filed on February 16, 2018 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include the separate financial statements of West Texas LPG Pipeline Limited Partnership (“WTLPG”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as Exhibit 99.1, in Part IV, Item 15, Exhibits, Financial Statements Schedules (“Item 15”).  WTLPG represents an unconsolidated affiliate, accounted for under the equity method of accounting, which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X for the three year period ended December 31, 2017.  In accordance with Rule 3-09(b)(1), the separate financial statements of WTLPG are being filed as an amendment to the Partnership's Form 10-K, within 90 days after the end of the Partnership's fiscal year, as they were not available prior to the filing of the Partnership's Form 10-K.

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

Except as described above, no other amendments are being made to the Form 10-K.  This Amendment No. 1 does not intend to update or modify the disclosure contained in the Partnership's Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the February 16, 2018 filing of the Partnership's Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with the Partnership's other filings.

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
Consolidated Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements

(2)	Financial Statements of West Texas LPG Pipeline Limited Partnership for the years ended December 31, 2017, 2016 and 2015.

(b)    Exhibits

Exhibit Number	Exhibit Name

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

10.6
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 27, 2016, among Martin Operating Partnership L.P., Martin Midstream Partners L.P., each lender from time to time party thereto, and Royal Bank of Canada, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed April 27, 2016, and incorporated herein by reference.

10.7
Sixth Amendment, dated February 21, 2018, to the Third Amended and Restated Credit Agreement, dated as of March 28, 2013, among the Partnership, the Operating Partnership, certain of their subsidiaries, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 22, 2018, and incorporated herein by reference).

10.8
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

10.10
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.11
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

10.13
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.14
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.15
Product Storage Agreement, dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.16
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

10.18†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
10.19
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

10.22(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.23(1)
Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017, and incorporated herein by reference).

10.24†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.25
Form of Partnership Indemnification Agreement (filed as Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 6, 2008, and incorporated herein by reference).

10.26
Amended and Restated Common Unit Purchase Agreement, dated as of November 24, 2009, by and between the Partnership and Martin Resource Management (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed December 1, 2009, and incorporated herein by reference).

10.27
Supply Agreement dated, as of October 2, 2012, by and between the Partnership and Cross Oil & Refining Marketing Inc. (filed as Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.28
Noncompetition Agreement dated, as of October 2, 2012, by and among the Partnership, Cross Oil Refining & Marketing, Inc., and Martin Resource Management Corporation (filed as Exhibit 10.8 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.29
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.30
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.31
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.32(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.33(1)
First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 15, 2017, and incorporated herein by reference).

10.34(1)
Second Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017).

10.35†
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.36**	Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan
21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.
23.2*	Consent of Pricewaterhouse Coopers LLP.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.1*
Financial Statements of West Texas LPG Pipeline Limited Partnership for the years ended December 31, 2017, 2016, and 2015, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

101**
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
**
Filed with the Partnership's Annual Report on Form 10-K, for the year ended December 31, 2017, and incorporated, herein by reference, originally filed with the SEC on February 16, 2018, which is being amended hereby.

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
Martin Midstream Partners L.P.
(Registrant)
By:    Martin Midstream GP LLC
It's General Partner
Date: March 29, 2018                    By:    /s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2018.

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