Form 10-Q
period 2018-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2018-04-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at April 25, 2018, was 39,052,237.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$184	$27
Accounts and other receivables, less allowance for doubtful accounts of $419 and $314, respectively	84,554	107,242
Product exchange receivables	75	29
Inventories (Note 6)	73,894	97,252
Due from affiliates	25,866	23,668
Fair value of derivatives (Note 10)	82	—
Other current assets	6,004	4,866
Assets held for sale (Note 4)	9,442	9,579
Total current assets	200,101	242,663

Property, plant and equipment, at cost	1,265,516	1,253,065
Accumulated depreciation	(432,275)	(421,137)
Property, plant and equipment, net	833,241	831,928

Goodwill	17,296	17,296
Investment in WTLPG (Note 7)	130,644	128,810
Other assets, net (Note 9)	29,779	32,801
Total assets	$1,211,061	$1,253,498

Liabilities and Partners’ Capital
Trade and other accounts payable	$86,751	$92,567
Product exchange payables	10,200	11,751
Due to affiliates	1,084	3,168
Income taxes payable	659	510
Fair value of derivatives (Note 10)	—	72
Other accrued liabilities (Note 9)	15,234	26,340
Total current liabilities	113,928	134,408

Long-term debt, net (Note 8)	795,139	812,632
Other long-term obligations	10,808	8,217
Total liabilities	919,875	955,257

Commitments and contingencies (Note 15)
Partners’ capital (Note 11)	291,186	298,241
Total partners’ capital	291,186	298,241
Total liabilities and partners' capital	$1,211,061	$1,253,498

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Terminalling and storage *	$24,064	$24,658
Marine transportation *	11,454	12,821
Natural gas services*	15,356	14,665
Sulfur services	2,787	2,850
Product sales: *
Natural gas services	159,163	126,657
Sulfur services	34,900	39,527
Terminalling and storage	36,480	32,147
	230,543	198,331
Total revenues	284,204	253,325

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	142,957	108,179
Sulfur services *	23,896	24,483
Terminalling and storage *	31,413	26,446
	198,266	159,108
Expenses:
Operating expenses *	33,001	35,057
Selling, general and administrative *	9,668	9,921
Depreciation and amortization	19,210	25,336
Total costs and expenses	260,145	229,422

Other operating loss	(2)	(155)
Operating income	24,057	23,748

Other income (expense):
Equity in earnings of WTLPG	1,595	905
Interest expense, net	(12,685)	(10,920)
Other, net	—	30
Total other expense	(11,090)	(9,985)

Net income before taxes	12,967	13,763
Income tax expense	(149)	(180)
Net income	12,818	13,583
Less general partner's interest in net income	(256)	(272)
Less income allocable to unvested restricted units	(8)	(35)
Limited partners' interest in net income	$12,554	$13,276

Net income per unit attributable to limited partners - basic	$0.33	$0.36
Net income per unit attributable to limited partners - diluted	$0.32	$0.36
Weighted average limited partner units - basic	38,621	37,321
Weighted average limited partner units - diluted	38,630	37,367

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2018	2017
Revenues:*
Terminalling and storage	$20,025	$19,704
Marine transportation	3,613	4,325
Natural gas services	—	112
Product Sales	642	1,430
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	4,318	8,894
Sulfur services	4,526	3,675
Terminalling and storage	6,558	5,067
Expenses:
Operating expenses	13,384	16,376
Selling, general and administrative	7,721	7,568

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net income	—	13,311	272	13,583
Issuance of common units, net	2,990,000	51,188	—	51,188
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(1,500)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(17,725)	(362)	(18,087)
Unit-based compensation	—	186	—	186
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Balances - March 31, 2017	38,452,562	$344,792	$8,420	$353,212

Balances - January 1, 2018	38,444,612	$290,927	$7,314	$298,241
Net income	—	12,562	256	12,818
Issuance of common units, net of issuance related costs	—	(101)	—	(101)
Issuance of restricted units	633,425	—	—	—
Forfeiture of restricted units	(7,000)	—	—	—
Cash distributions	—	(19,213)	(392)	(19,605)
Unit-based compensation	—	132	—	132
Excess purchase price over carrying value of acquired assets	—	(26)	—	(26)
Purchase of treasury units	(18,800)	(273)	—	(273)
Balances - March 31, 2018	39,052,237	$284,008	$7,178	$291,186

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,818	$13,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,210	25,336
Amortization of deferred debt issuance costs	819	721
Amortization of premium on notes payable	(77)	(77)
Loss on sale of property, plant and equipment	2	155
Equity in earnings of WTLPG	(1,595)	(905)
Derivative (income) loss	(2,470)	2,495
Net cash received (paid) for commodity derivatives	2,316	(6,332)
Unit-based compensation	132	186
Cash distributions from WTLPG	1,500	1,200
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	22,693	19,110
Product exchange receivables	(46)	(90)
Inventories	23,306	20,580
Due from affiliates	(2,203)	(477)
Other current assets	(1,232)	(491)
Trade and other accounts payable	(3,621)	(2,560)
Product exchange payables	(1,551)	(100)
Due to affiliates	(2,084)	(5,186)
Income taxes payable	149	180
Other accrued liabilities	(13,310)	(11,083)
Change in other non-current assets and liabilities	634	281
Net cash provided by operating activities	55,390	56,526

Cash flows from investing activities:
Payments for property, plant and equipment	(15,165)	(6,477)
Acquisitions	—	(19,533)
Payments for plant turnaround costs	—	(1,394)
Proceeds from sale of property, plant and equipment	(88)	1,481
Contributions to WTLPG	(1,739)	—
Net cash used in investing activities	(16,992)	(25,923)

Cash flows from financing activities:
Payments of long-term debt	(101,000)	(133,000)
Proceeds from long-term debt	84,000	75,000
Proceeds from issuance of common units, net of issuance related costs	(101)	51,188
General partner contribution	—	1,098
Purchase of treasury units	(273)	—
Payment of debt issuance costs	(1,236)	(16)
Excess purchase price over carrying value of acquired assets	(26)	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125
Cash distributions paid	(19,605)	(18,087)
Net cash used in financing activities	(38,241)	(30,579)

Net increase in cash	157	24
Cash at beginning of period	27	15
Cash at end of period	$184	$39
Non-cash additions to property, plant and equipment	$1,905	$3,262

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") on February 16, 2018, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017 filed on March 29, 2018.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership adopted the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear "Note 5. Revenue."

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

NOTE 3. ACQUISITIONS

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC ("MEH"), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the "Hondo Acquisition"), which was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal"), to serve the asphalt market in San Antonio, Texas and surrounding areas. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital" during the three months ended March 31, 2017. During 2018, the Partnership paid an additional $26 related to a purchase price true-up, which was recorded as a further adjustment to "Partners' capital" for the three months ended March 31, 2018.

Original purchase price	$27,420
Purchase price true-up	26
Historical carrying value of assets allocated to "Property, plant and equipment"	19,533
Excess purchase price over carrying value of acquired assets	$7,913

As no individual line item of the historical financial statements of the acquired assets was in excess of 3% of the Partnership's relative consolidated financial statement captions, the Partnership elected not to retrospectively recast the historical financial information to include these assets.

NOTE 4. DIVESTITURES, ASSET IMPAIRMENTS, AND DISCONTINUED OPERATIONS

Long-Lived Assets Held for Sale

At March 31, 2018 and December 31, 2017, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	March 31, 2018	December 31, 2017

Terminalling and storage	$4,242	$4,152
Marine transportation	5,200	5,427
Assets held for sale	$9,442	$9,579

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2018	2017
Terminalling and storage segment
Lubricant product sales	$36,480	$32,147
Throughput and storage	24,064	24,658
	$60,544	$56,805
Natural gas services segment
Natural gas liquids product sales	$159,163	$126,657
Natural gas storage	15,356	14,665
	$174,519	$141,322
Sulfur service segment
Sulfur product sales	$11,837	$13,080
Fertilizer product sales	23,063	26,447
Sulfur services	2,787	2,850
	$37,687	$42,377
Marine transportation segment
Inland transportation	$9,692	$11,291
Offshore transportation	1,762	1,530
	$11,454	$12,821

Revenue is measured based on a consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties where the Partnership is acting as an agent. The Partnership recognizes revenue when the Partnership satisfies a performance obligation, which typically occurs when the Partnership transfers control over a product to a customer or as the Partnership delivers a service.

The following is a description of the principal activities - separated by reportable segments - from which the Partnership generates revenue.

Terminalling and Storage Segment

Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate.  For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  When lubricants and drilling fluids are sold by truck or rail, revenue is recognized when title is transfered, which is either upon delivering product to the customer or when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

Natural Gas Services Segment

Natural Gas Liquids ("NGL") distribution revenue is recognized when product is delivered by truck, rail, or pipeline to the Partnership's NGL customers. Revenue is recognized on title transfer of the product to the customer. Delivery of product is invoiced as the transaction occurs and are generally paid within a month. Natural gas storage revenue is recognized when the service is provided to the customer. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

Sulfur Services Segment

Revenue from sulfur product sales is recognized when the customer takes title to the product.  Delivery of product is invoiced as the transaction occurs and are generally paid within a month. Revenue from sulfur services is recognized as services are performed during each monthly period. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

Marine Transportation Segment

Revenue is recognized for time charters based on a per day rate. For contracted trips, revenue is recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

The table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2018	2019	2020	2021	2022	Thereafter	Total
Terminalling and storage
Storage and throughput	$37,571	$50,629	$49,330	$46,022	$41,505	$393,700	$618,757
Natural gas services
Natural gas storage	$31,309	$32,932	$27,011	$25,134	$24,615	$12,068	$153,069
Sulfur services
Sulfur product sales	$12,597	$16,796	$4,898	$1,181	$295	$—	$35,767
Marine transportation
Offshore transportation	$4,675	$6,205	$6,069	$—	$—	$—	$16,949
Total	$86,152	$106,562	$87,308	$72,337	$66,415	$405,768	$824,542

NOTE 6. INVENTORIES

Components of inventories at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Natural gas liquids	$18,922	$47,462
Sulfur	11,299	8,436
Sulfur based products	19,107	18,674
Lubricants	21,874	20,086
Other	2,692	2,594
	$73,894	$97,252

NOTE 7. INVESTMENT IN WEST TEXAS LPG PIPELINE L.P.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

Selected financial information for WTLPG is as follows:

	As of March 31,			Three Months Ended March 31,
	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income
2018
WTLPG	$870,691	$—	$839,028	$23,041	$7,706
	As of December 31,
2017
WTLPG	$837,163	$—	$787,426	$19,719	$4,525

NOTE 8. LONG-TERM DEBT

At March 31, 2018 and December 31, 2017, long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
$664,444 Revolving credit facility at variable interest rate (4.86%[1] weighted average at March 31, 2018), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $5,573 and $4,986, respectively[2,3]	$422,427	$440,014
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $1,967 and $2,138, respectively, including unamortized premium of $879 and $956, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[3,4]	372,712	372,618
Total long-term debt, net	$795,139	$812,632

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at March 31, 2018 and December 31, 2017 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at March 31, 2018 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 On February 21, 2018, the Partnership amended its revolving credit facility to, among other things, (i) create an inventory financing sublimit tranche, which is a part of and not in addition to the already existing commitments under the revolving credit facility, under which availability is subject to a borrowing base calculated by reference to eligible petroleum products inventory, (ii) exclude the amount of loans under the inventory financing sublimit tranche from total outstanding indebtedness for purposes of determining leverage ratio covenants under the revolving credit facility, (iii) increase the maximum permitted leverage ratio (as defined in the credit agreement, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) from 5.25 to 1.00, with a temporary springing provision to 5.50 to 1.00 under certain scenarios, to 5.75 to 1.00 for the first and second quarters of 2018, 5.50 to 1.00 for the next three quarters and 5.25 to 1.00, with the temporary springing provision to 5.50 to 1.00 going back into effect, thereafter and (iv) decrease the maximum permitted senior leverage ratio (as defined in the credit agreement, being generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) from 3.50 to 1.00 to 3.25 to 1.00. The maximum amount of the inventory financing sublimit tranche is $10,000 during the period between March 1 and June 30 of each year, and $75,000 at all

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

other times during each year.

3 The Partnership is in compliance with all debt covenants as of March 31, 2018 and December 31, 2017, respectively.

4 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

The Partnership paid cash interest, net of capitalized interest, in the amount of $18,878 and $18,181 for the three months ended March 31, 2018 and 2017, respectively. Capitalized interest was $161 and $223 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other assets, net" were as follows:

	March 31, 2018	December 31, 2017
Customer contracts and relationships, net	$23,484	$25,252
Other intangible assets	1,624	1,752
Other	4,671	5,797
	$29,779	$32,801

Accumulated amortization of intangible assets was $41,984 and $39,462 at March 31, 2018 and December 31, 2017, respectively.

Components of "Other accrued liabilities" were as follows:

	March 31, 2018	December 31, 2017
Accrued interest	$4,952	$11,726
Asset retirement obligations	3,360	5,429
Property and other taxes payable	3,279	5,638
Accrued payroll	3,636	3,385
Other	7	162
	$15,234	$26,340

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2018

Beginning asset retirement obligations	$13,512
Revisions to existing liabilities[1]	4,756
Accretion expense	147
Liabilities settled	(4,360)
Ending asset retirement obligations	14,055
Current portion of asset retirement obligations[2]	(3,360)
Long-term portion of asset retirement obligations[3]	$10,695

1Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining useful life of the assets. The 2018 revisions reflect changes in removal cost estimates and the estimated remaining useful life of assets.

2The current portion of asset retirement obligations is included in "Other current liabilities" on the Partnership's Consolidated and Condensed Balance Sheets.

3The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated and Condensed Balance Sheets.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2018 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 50 barrels settling during the period from May 1, 2018 through June 30, 2018. At December 31, 2017, the Partnership had instruments totaling a gross notional quantity of 145 barrels settling during the period from January 31, 2018 through February 28, 2018. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

facility and its fixed rate senior unsecured notes. At March 31, 2018 and 2017, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$82	$—	Fair value of derivatives	$—	$72
Total derivatives not designated as hedging instruments		$82	$—		$—	$72

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2018 and 2017

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$2,470	$(2,495)
Total effect of derivatives not designated as hedging instruments		$2,470	$(2,495)

NOTE 11. PARTNERS' CAPITAL

As of March 31, 2018, Partners’ capital consisted of 39,052,237 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,264,532 of the Partnership's common limited partner units representing approximately 16.0% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

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
March 31, 2018
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

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three months ended March 31, 2018 and 2017.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$12,818	$13,583
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—
Distributions payable on behalf of general partner interest	392	392
General partner interest in undistributed loss	(136)	(120)
Less income allocable to unvested restricted units	8	35
Limited partners’ interest in net income (loss)	$12,554	$13,276

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended March 31,
	2018	2017
Basic weighted average limited partner units outstanding	38,621,375	37,321,263
Dilutive effect of restricted units issued	8,252	46,121
Total weighted average limited partner diluted units outstanding	38,629,627	37,367,384

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

NOTE 12. UNIT BASED AWARDS

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

	Three Months Ended March 31,
	2018	2017
Employees	$96	$159
Non-employee directors	36	27
Total unit-based compensation expense	$132	$186

All of the Partnership's outstanding awards at March 31, 2018 met the criteria to be treated under equity classification.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

 A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the plan containing such terms as the Compensation Committee shall determine under the plan. With respect to time-based restricted units ("TBRU's", the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("Performance Based Restricted Units" or "PBRU's"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, net income before interest expense and income tax expense ("EBIT"), net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRU's are earned only upon our achievement of an objective performance measure for the performance period. PBRU's which vest are payable in common units.  Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service.

On February 20, 2018, the Partnership issued 4,650 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,550 units on January 24, 2019, 2020, 2021, and 2022.

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management on March 31, 2021.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2018 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	98,750	$24.80
Granted (TBRU)	315,500	$13.89
Granted (PBRU)	317,925	$13.89
Vested	(80,550)	$27.71
Forfeited	(7,000)	$13.90
Non-Vested, end of period	644,625	$13.91

Aggregate intrinsic value, end of period	$8,702

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2018 and 2017 is provided below:

	Three Months Ended March 31,
	2018	2017
Aggregate intrinsic value of units vested	$1,188	$125
Fair value of units vested	2,232	170

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

As of March 31, 2018, there was $4,431 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 3.01 years.

NOTE 13. RELATED PARTY TRANSACTIONS

As of March 31, 2018, Martin Resource Management owns 6,264,532 of the Partnership’s common units representing approximately 16.0% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of March 31, 2018, of approximately 16.0% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
March 31, 2018
(Unaudited)

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

Effective January 1, 2018, through December 31, 2018, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $4,104 of indirect expenses for the three months ended March 31, 2018 and 2017, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
March 31, 2018
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
March 31, 2018
(Unaudited)

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

Sulfuric Acid Sales Agency Agreement. The Partnership is party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC ("Saconix"), a limited liability company in which Martin Resource Management has a minority equity interest, purchases and markets the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that is not consumed by the Partnership’s internal operations.  This agreement, as amended, will remain in place until September 30, 2020 and shall automatically renew year to year thereafter until either party provides 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, the Partnership sells all of its excess sulfuric acid to Saconix, who then markets and sells such acid to third-parties.  The Partnership shares in the profit of such sales.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Terminalling and storage	$20,025	$19,704
Marine transportation	3,613	4,325
Natural gas services	—	112
Product sales:
Natural gas services	1	942
Sulfur services	386	431
Terminalling and storage	255	57
	642	1,430
	$24,280	$25,571

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2018	2017
Cost of products sold:
Natural gas services	$4,318	$8,894
Sulfur services	4,526	3,675
Terminalling and storage	6,558	5,067
	$15,402	$17,636

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Marine transportation	$5,321	$5,996
Natural gas services	2,199	2,235
Sulfur services	1,339	1,446
Terminalling and storage	4,525	6,699
	$13,384	$16,376

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative:
Marine transportation	$8	$8
Natural gas services	2,254	2,277
Sulfur services	659	636
Terminalling and storage	681	543
Indirect, including overhead allocation	4,119	4,104
	$7,721	$7,568

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended March 31, 2018 and 2017 was $0 and $555, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

NOTE 14. BUSINESS SEGMENTS

The Partnership has four reportable segments: natural gas services, terminalling and storage, sulfur services and marine transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, as amended, by Amendment No. 1 on Form 10-K/A filed on March 29, 2018. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

Three Months Ended March 31, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$61,983	$(1,439)	$60,544	$10,159	$2,722	$2,121
Natural gas services	174,519	—	174,519	5,301	17,411	1,009
Sulfur services	37,687	—	37,687	2,064	6,992	1,548
Marine transportation	12,028	(574)	11,454	1,686	1,163	8,291
Indirect selling, general and administrative	—	—	—	—	(4,231)	—
Total	$286,217	$(2,013)	$284,204	$19,210	$24,057	$12,969

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

Three Months Ended March 31, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$58,578	$(1,773)	$56,805	$15,477	$(2,101)	$7,463
Natural gas services	141,322	—	141,322	6,161	18,273	852
Sulfur services	42,377	—	42,377	2,033	10,767	305
Marine transportation	13,414	(593)	12,821	1,665	1,229	694
Indirect selling, general and administrative	—	—	—	—	(4,420)	—
Total	$255,691	$(2,366)	$253,325	$25,336	$23,748	$9,314

The Partnership's assets by reportable segment as of March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
Total assets:
Terminalling and storage	$327,318	$326,920
Natural gas services	647,193	704,524
Sulfur services	128,064	120,790
Marine transportation	108,486	101,264
Total assets	$1,211,061	$1,253,498

NOTE 15. COMMITTMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management has reimbursed the Partnership $750 per quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments were the result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments were considered to be a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and were recorded as an adjustment to "Partners' capital" in each quarter in which the payments were made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the three months ended March 31, 2017, the Partnership received $1,125, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas ("RRC") challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates "in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order."  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017. On December 5, 2017, this matter was brought before the RRC. After brief discussion, the RRC determined that more time was needed to review the proposal for decision and placed the matter on the agenda for the RRC’s January 23, 2018 meeting. At that meeting, the RRC voted to remand the case to the hearings examiner for the limited

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2018
(Unaudited)

purpose of admitting and considering additional relevant evidence on competition. The hearings examiner has scheduled the remand hearing for September 26-28, 2018.

In 2015, the Partnership was named as a defendant in the cause J. A. Davis Properties, LLC v. Martin Operating Partnership L.P., in the 38th Judicial District Court, Cameron Parish, Louisiana.  The plaintiff alleged that the Partnership breached a lease agreement by failing to perform work to the plaintiff's property as required under the lease agreement.  The plaintiff originally sought to evict the Partnership from the leased property and to recover damages.  Prior to trial, this matter was settled for a confidential amount in September of 2017. The Partnership's financial statements reflect the terms of the settlement and all amounts have been accrued as asset retirement obligations.

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

Commitments

The Partnership has non-cancelable revenue arrangements that are not under the scope of ASC 606 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2018, are as follows: 2018 - $16,672; 2019 - $19,199; 2020 - $17,478; 2021 - $15,589; 2022 - $15,589; subsequent years - $72,872.

NOTE 16. FAIR VALUE MEASUREMENTS

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2018	December 31, 2017
Commodity derivative contracts, net	$82	$(72)

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
March 31, 2018
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

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$372,712	$377,071	$372,618	$381,657

NOTE 17. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On April 19, 2018, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the first quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on May 15, 2018 to unitholders of record as of May 8, 2018.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") on February 16, 2018, as amended, by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017 filed on March 29, 2018, and in this report.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of March 31, 2018, Martin Resource Management owned 16.0% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Credit Facility Amendment. On February 21, 2018, we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the previously announced WTLPG expansion project which is discussed in further detail below. Starting in the first quarter of 2018, the amendment will provide short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory.

West Texas LPG Pipeline Limited Partnership Expansion. On October 23, 2017, we announced that the West Texas LPG Pipeline Limited Partnership ("WTLPG") joint venture (of which we own a 20% interest with ONEOK, Inc. owning and operating the other 80% interest) plans to invest approximately $200.0 million to expand its Natural Gas Liquids ("NGL") system into the prolific Delaware Basin, part of the larger Permian Basin and is expected to be in service by the third quarter of 2018. This project is supported by dedicated NGL production from two third-party planned natural gas processing plants in northern Reeves County, one of the most active areas in the Delaware Basin. The expansion will be supported by long-term volume dedications estimated to be up to 40,000 barrels per day. The Delaware Basin extension includes the construction of an approximately 120-mile, 16-inch pipeline lateral that will have an initial capacity of 110,000 bpd and the construction of two new pump stations and pipeline looping along the existing West Texas LPG system that will increase its capacity to handle the dedicated volume.

Subsequent Events

Quarterly Distribution. On April 19, 2018, we declared a quarterly cash distribution of $0.50 per common unit for the first quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on May 15, 2018 to unitholders of record as of May 8, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2017. The following table evaluates the potential impact of estimates utilized during the periods ended March 31, 2018 and 2017:

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three months ended March 31, 2018 or 2017.
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
If actual results differ from judgments and assumptions used in valuing an ARO, we may experience significant changes in ARO balances. The establishment of an ARO has no initial impact on earnings. During the three months ended March 31, 2018, we made upward revisions to our asset retirement obligations in the amount of $4.8 million.

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

Ownership

Martin Resource Management owns approximately 16.0% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $32.4 million of direct costs and expenses for the three months ended March 31, 2018 compared to $37.5 million for the three months ended March 31, 2017. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For both the three months ended March 31, 2018 and 2017, the Conflicts Committee approved reimbursement amounts of $4.1 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on March 29, 2018.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 8% and 11% of our total cost of products sold during the three months ended March 31, 2018 and 2017, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 9% and 10% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on March 29, 2018.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2018 and 2017.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income	$12,818	$13,583
Adjustments:
Interest expense, net	12,685	10,920
Income tax expense	149	180
Depreciation and amortization	19,210	25,336
EBITDA	44,862	50,019
Adjustments:
Equity in earnings of WTLPG	(1,595)	(905)
Loss on sale of property, plant and equipment	2	155
Unrealized mark-to-market on commodity derivatives	(154)	(3,837)
Distributions from WTLPG	1,500	1,200
Unit-based compensation	132	186
Adjusted EBITDA	44,747	46,818
Adjustments:
Interest expense, net	(12,685)	(10,920)
Income tax expense	(149)	(180)
Amortization of debt premium	(77)	(77)
Amortization of deferred debt issuance costs	819	721
Payments for plant turnaround costs	—	(1,394)
Maintenance capital expenditures	(6,002)	(4,668)
Distributable Cash Flow	$26,653	$30,300

Results of Operations

The results of operations for the three months ended March 31, 2018 and 2017 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2018 and 2017.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2018	(in thousands)
Terminalling and storage	$61,983	$(1,439)	$60,544	$3,619	$(897)	$2,722
Natural gas services	174,519	—	174,519	16,620	791	17,411
Sulfur services	37,687	—	37,687	7,687	(695)	6,992
Marine transportation	12,028	(574)	11,454	362	801	1,163
Indirect selling, general and administrative	—	—	—	(4,231)	—	(4,231)
Total	$286,217	$(2,013)	$284,204	$24,057	$—	$24,057

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2017	(in thousands)
Terminalling and storage	$58,578	$(1,773)	$56,805	$(893)	$(1,208)	$(2,101)
Natural gas services	141,322	—	141,322	17,149	1,124	18,273
Sulfur services	42,377	—	42,377	11,480	(713)	10,767
Marine transportation	13,414	(593)	12,821	432	797	1,229
Indirect selling, general and administrative	—	—	—	(4,420)	—	(4,420)
Total	$255,691	$(2,366)	$253,325	$23,748	$—	$23,748

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands, except BBL per day)
Revenues:
Services	$25,503	$26,431	$(928)	(4)%
Products	36,480	32,147	4,333	13%
Total revenues	61,983	58,578	3,405	6%

Cost of products sold	31,955	27,011	4,944	18%
Operating expenses	14,994	15,645	(651)	(4)%
Selling, general and administrative expenses	1,256	1,325	(69)	(5)%
Depreciation and amortization	10,159	15,477	(5,318)	(34)%
	3,619	(880)	4,499	(511)%
Other operating loss	—	(13)	13	(100)%
Operating income (loss)	$3,619	$(893)	$4,512	(505)%

Lubricant sales volumes (gallons)	5,908	5,334	574	11%
Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	41,667	(21,667)	(52)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $0.9 million, of which $2.2 million was a result of decreased throughput fees and $0.4 million related to consigned lubricants revenues at our shore-based terminals, offset by a $1.7 million increase primarily as a result of the Hondo asphalt plant being put into service.

Products revenues. A 32% increase in sales volumes combined with a 1% increase in average sales price at our blending and packaging facilities resulted in a $4.3 million increase to products revenues.

Cost of products sold.  A 32% increase in sales volumes combined with a 15% increase in average price per gallon at our blending and packaging facilities resulted in a $4.9 million increase in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $0.9 million, primarily due to lease and other expenses related to facilities closed in 2017. Operating expenses at our specialty terminals increased $0.1 million, of which $0.5 million is a result of increased repairs and maintenance offset by a $0.3 million decrease in compensation expenses. Operating expenses at the Smackover refinery increased $0.1 million primarily due to an increase in utility costs associated with higher natural gas usage.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$15,356	$14,665	$691	5%
Products	159,163	126,657	32,506	26%
Total revenues	174,519	141,322	33,197	23%

Cost of products sold	143,748	109,303	34,445	32%
Operating expenses	5,780	5,658	122	2%
Selling, general and administrative expenses	3,070	3,051	19	1%
Depreciation and amortization	5,301	6,161	(860)	(14)%
Operating income	$16,620	$17,149	$(529)	(3)%

Distributions from WTLPG	$1,500	$1,200	$300	25%

NGL sales volumes (Bbls)	3,441	2,810	631	22%

Services Revenues. The increase in services revenue is primarily due to increased interruptible activity across our natural gas storage facilities, slightly higher re-contracting rates, and additional firm wheeling activity at our Monroe gas storage facility.

Products Revenues. Our average sales price per barrel increased $1.18, or 2.62%, resulting in an increase to products revenues of $3.3 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 22.5%, increasing products revenues by $29.2 million.

Cost of products sold.  Our average cost per barrel increased $2.88, or 7.4%, increasing cost of products sold by $8.1 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 22.5% resulted in a $26.4 million increase to cost of products sold. Our margins decreased $1.70 per barrel, or 27.5%, during the period.

Operating expenses.  Operating expenses remained relatively consistent.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal Gas Storage.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$2,787	$2,850	$(63)	(2)%
Products	34,900	39,527	(4,627)	(12)%
Total revenues	37,687	42,377	(4,690)	(11)%

Cost of products sold	23,987	24,574	(587)	(2)%
Operating expenses	2,912	3,247	(335)	(10)%
Selling, general and administrative expenses	1,035	1,021	14	1%
Depreciation and amortization	2,064	2,033	31	2%
	7,689	11,502	(3,813)	(33)%
Other operating loss	(2)	(22)	20	(91)%
Operating income	$7,687	$11,480	$(3,793)	(33)%

Sulfur (long tons)	176	217	(41)	(19)%
Fertilizer (long tons)	88	94	(6)	(6)%
Total sulfur services volumes (long tons)	264	311	(47)	(15)%

Services revenues.  Services revenue remained relatively consistent.

Products revenues.  Products revenue decreased $6.2 million as a result of a 15% decline in sales volumes, primarily attributable to a 19% decrease in sulfur volumes. A 4% increase in average sales price resulted in an offsetting increase of $1.6 million.

Cost of products sold.  A 15% decrease in sales volumes reduced our cost of products sold by $4.3 million. Offsetting this decrease was an increase in cost of products sold of $3.7 million as a result of a 15% increase in average cost of products sold per ton. Margin per ton decreased $6.74, or 14%.

Operating expenses.  Operating expenses decreased $0.3 million due to a $0.4 million decline in compensation expense as well as a combined decrease of $0.1 million related to lease and utilities expenses. An offsetting increase of $0.2 million related to repairs and maintenance of marine vessels and railcars.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Other operating loss.  Other operating loss represents gains and losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$12,028	$13,414	$(1,386)	(10)%
Operating expenses	9,904	11,093	(1,189)	(11)%
Selling, general and administrative expenses	76	104	(28)	(27)%
Depreciation and amortization	1,686	1,665	21	1%
	$362	$552	$(190)	(34)%
Other operating loss	—	(120)	120	(100)%
Operating income	$362	$432	$(70)	(16)%

Inland revenues.  A decrease of $1.9 million is attributable to decreased utilization of the inland fleet resulting from regulatory downtime and the non-utilization of equipment that became idle and classified as held for sale.

Offshore revenues.  A $0.2 million increase in offshore revenues is primarily the result of increased utilization of our offshore tow.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $0.7 million, lease expense of $0.3 million, and repairs and maintenance of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  Depreciation and amortization remained relatively consistent.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from WTLPG

Comparative Results for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Equity in earnings of WTLPG	$1,595	$905	$690	76%

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Distributions from WTLPG	$1,500	$1,200	$300	25%

Equity in earnings from WTLPG increased primarily as a result of higher volumes as well as a decrease in repairs and maintenance. Offsetting this was an increase in pipeline lease expense, fuel and power expense, and property taxes. Distributions from WTLPG increased $0.3 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$5,110	$4,145	$965	23%
7.25% Senior notes	6,474	6,474	—	—%
Amortization of deferred debt issuance costs	819	721	98	14%
Amortization of debt premium	(77)	(77)	—	—%
Other	520	435	85	20%
Capitalized interest	(161)	(223)	62	(28)%
Interest income	—	(555)	555	(100)%
Total interest expense, net	$12,685	$10,920	$1,765	16%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Indirect selling, general and administrative expenses	$4,231	$4,420	$(189)	(4)%

Indirect selling, general and administrative expenses decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to decreased audit fees.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$4,104	$—	—%

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

Recent Debt Financing Activity

Credit Facility Amendment. On February 21, 2018, we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the aforementioned WTLPG expansion project. Starting in the first quarter of 2018, the amendment will provide short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory.

We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2018.

Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on March 29, 2018, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table details the cash flow changes between the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$55,390	$56,526	$(1,136)	(2)%
Investing activities	(16,992)	(25,923)	8,931	(34)%
Financing activities	(38,241)	(30,579)	(7,662)	25%
Net increase in cash and cash equivalents	$157	$24	$133	554%

Net cash provided by operating activities. The decline in net cash provided by operating activities for the three months ended March 31, 2018 includes a decrease in operating results of $0.8 million and a $3.2 million decrease in other non-cash charges. Offsetting was a $2.2 million favorable variance in working capital and $0.4 million favorable variance in other non-current assets and liabilities. Further increases were due to increases in distributions received from WTLPG of $0.3 million.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2018 decreased primarily as a result of the acquisition of certain asphalt terminalling assets from Martin Resource Management of $19.5 million in 2017 compared to no acquisitions in 2018. Further, a decrease of $1.6 million resulted from a decline in proceeds from the sale of property, plant and equipment. An offsetting $7.3 million increase in net cash used in investing activities resulted from higher payments for capital expenditures and plant turnaround costs in 2018. Additionally, an increase of $1.7 million resulted from contributions to WTLPG.

Net cash used in financing activities. Net cash used in financing activities increased for the three months ended March 31, 2018 as a result of a decrease in proceeds received from the issuance of common units (including the related general partner contribution) of $52.4 million. Also contributing was an increase in cash distributions paid of $1.5 million and an additional $1.2 million in costs associated with our credit facility amendment. Offsetting was a decrease in net repayments of long-term borrowings of $41.0 million and a decrease in cash used of $6.7 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Expansion capital expenditures	$6,967	$3,252
Maintenance capital expenditures	6,002	4,668
Plant turnaround costs	—	1,394
Total	$12,969	$9,314

Expansion capital expenditures were made primarily in our Marine Transportation and Terminalling and Storage segments during the three months ended March 31, 2018 on certain ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Marine Transportation segment for the three months ended March 31, 2018 related to regulatory maintenance.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three months ended March 31, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage and Marine Transportation segments to maintain our existing assets and operations during the three months ended March 31, 2017. For the three months ended March 31, 2017, plant turnaround costs relate to our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2018, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$428,000	$—	$428,000	$—	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	19,914	6,072	12,636	1,206	—
Operating leases	26,556	8,121	7,723	3,126	7,586
Interest payable on fixed long-term debt obligations	77,914	27,101	50,813	—	—
Total contractual cash obligations	$926,184	$41,294	$872,972	$4,332	$7,586

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2018, we had outstanding irrevocable letters of credit in the amount of $14.4 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended.

Revolving Credit Facility

At March 31, 2018, we maintained a $664.4 million credit facility. This facility was most recently amended on February 21, 2018 when we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the aforementioned WTLPG expansion project. Starting in the first quarter of 2018, the amendment will provide short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory.

As of March 31, 2018, we had $428.0 million outstanding under the revolving credit facility and $14.4 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $222.0 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2018, we have the ability to borrow approximately $98.3 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2018, the level of outstanding draws on our credit facility has ranged from a low of $428.0 million to a high of $458.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2018:

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

At March 31, 2018, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at March 31, 2018 is 3.00%.

The credit facility includes financial covenants that are tested on a quarterly basis, based on the rolling four quarter period that ends on the last day of each fiscal quarter. Based on the most recent amendment to our revolving credit facility on February 21, 2018, the maximum permitted leverage ratio (as defined in the credit agreement, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) was revised from 5.25 to 1.00, with a temporary springing provision to 5.50 to 1.00 under certain scenarios, to 5.75 to 1.00 for the first and second quarters of 2018, 5.50 to 1.00 for the next three quarters and 5.25 to 1.00, with the temporary springing provision to 5.50 to 1.00 going back into effect, thereafter and (iv) decrease the maximum permitted senior leverage ratio (as defined in the credit agreement, being generally computed as the ratio of total secured funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) from 3.50 to 1.00 to 3.25 to 1.00.

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

We are in compliance with all debt covenants as of March 31, 2018 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2018 or 2017.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2018 or 2017.

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

We have entered into hedging transactions as of March 31, 2018 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 50,000 barrels settling during the period from May 1, 2018 through June 30, 2018. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2018 in "Fair value of derivatives" as a current asset of $0.1 million. Based on the current net notional volume hedged as of March 31, 2018, a $0.10 change in the expected settlement price of these contracts would result in a corresponding decrease in net income of approximately $0.2 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 4.86% as of March 31, 2018.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2018, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.3 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $377.1 million as of March 31, 2018, based on market prices of similar debt at March 31, 2018.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would not result in a change in fair value of our long-term debt at March 31, 2018.

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

During 2017 we began implementation of a new enterprise resource planning ("ERP") system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. During the quarter ended March 31, 2018, we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and this initial deployment will require testing for effectiveness throughout 2018. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to certain legal proceedings claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. Information regarding legal proceedings is set forth in Note 15 in Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on February 16, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on March 29, 2018.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 4/25/2018	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1
Sixth Amendment to Third Amended and Restated Credit Agreement, dated February 21, 2018, among the Partnership, the Operating Partnership, certain of their subsidiaries, Royal Bank of Canada and the other Lenders as set forth therein (filed as exhibit 10.1 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed February 22, 2018, and incorporated herein by reference).

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith