Form 10-Q
period 2018-06-30
MARTIN MIDSTREAM PARTNERS LP
filed 2018-07-25
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at July 25, 2018, was 39,052,237.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$610	$27
Accounts and other receivables, less allowance for doubtful accounts of $405 and $314, respectively	60,884	107,242
Product exchange receivables	174	29
Inventories (Note 6)	113,100	97,252
Due from affiliates	21,031	23,668
Other current assets	5,368	4,866
Assets held for sale (Note 4)	8,158	9,579
Total current assets	209,325	242,663

Property, plant and equipment, at cost	1,273,392	1,253,065
Accumulated depreciation	(450,564)	(421,137)
Property, plant and equipment, net	822,828	831,928

Goodwill	17,296	17,296
Investment in WTLPG (Note 7)	141,114	128,810
Other assets, net (Note 9)	28,202	32,801
Total assets	$1,218,765	$1,253,498

Liabilities and Partners’ Capital
Trade and other accounts payable	$72,945	$92,567
Product exchange payables	13,015	11,751
Due to affiliates	1,271	3,168
Income taxes payable	400	510
Fair value of derivatives (Note 10)	572	72
Other accrued liabilities (Note 9)	23,093	26,340
Total current liabilities	111,296	134,408

Long-term debt, net (Note 8)	831,928	812,632
Other long-term obligations	10,842	8,217
Total liabilities	954,066	955,257

Commitments and contingencies (Note 15)
Partners’ capital (Note 11)	264,699	298,241
Total partners’ capital	264,699	298,241
Total liabilities and partners' capital	$1,218,765	$1,253,498

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Terminalling and storage *	$24,090	$24,695	$48,154	$49,353
Marine transportation *	12,739	12,433	24,193	25,254
Natural gas services*	13,804	14,838	29,160	29,503
Sulfur services	2,787	2,850	5,574	5,700
Product sales: *
Natural gas services	90,643	73,666	249,806	200,323
Sulfur services	35,684	32,027	70,584	71,554
Terminalling and storage	36,824	33,413	73,304	65,560
	163,151	139,106	393,694	337,437
Total revenues	216,571	193,922	500,775	447,247

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	87,642	70,198	230,599	178,377
Sulfur services *	28,739	21,207	52,635	45,690
Terminalling and storage *	33,206	29,897	66,166	58,026
	149,587	121,302	349,400	282,093
Expenses:
Operating expenses *	31,510	32,552	62,964	65,926
Selling, general and administrative *	8,572	8,909	18,240	18,830
Depreciation and amortization	20,891	20,326	40,101	45,662
Total costs and expenses	210,560	183,089	470,705	412,511

Other operating income (loss)	(490)	15	(492)	(140)
Operating income	5,521	10,848	29,578	34,596

Other income (expense):
Equity in earnings of WTLPG	1,131	853	2,726	1,758
Interest expense, net	(13,766)	(11,219)	(26,451)	(22,139)
Other, net	—	520	—	550
Total other expense	(12,635)	(9,846)	(23,725)	(19,831)

Net income (loss) before taxes	(7,114)	1,002	5,853	14,765
Income tax expense	(132)	(13)	(281)	(193)
Net income (loss)	(7,246)	989	5,572	14,572
Less general partner's interest in net (income) loss	145	(19)	(111)	(291)
Less (income) loss allocable to unvested restricted units	6	(3)	(2)	(38)
Limited partners' interest in net income (loss)	$(7,095)	$967	$5,459	$14,243

Net income (loss) per unit attributable to limited partners - basic	$(0.18)	$0.03	$0.14	$0.38
Net income (loss) per unit attributable to limited partners - diluted	$(0.18)	$0.03	$0.14	$0.38
Weighted average limited partner units - basic	38,722	38,357	38,829	37,842
Weighted average limited partner units - diluted	38,722	38,414	38,834	37,895

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:*
Terminalling and storage	$20,507	$20,331	$40,532	$40,035
Marine transportation	4,105	4,187	7,718	8,512
Natural gas services	—	6	—	118
Product Sales	426	724	1,068	2,154
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	3,099	2,909	7,417	11,803
Sulfur services	4,345	3,767	8,871	7,442
Terminalling and storage	8,009	4,119	14,567	9,186
Expenses:
Operating expenses	14,339	16,452	27,723	32,828
Selling, general and administrative	6,498	6,500	14,219	14,068

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net income	—	14,281	291	14,572
Issuance of common units, net	2,990,000	51,071	—	51,071
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(1,750)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(36,952)	(754)	(37,706)
Unit-based compensation	—	405	—	405
Purchase of treasury units	(200)	(4)	—	(4)
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Balances - June 30, 2017	38,452,112	$326,633	$8,047	$334,680

Balances - January 1, 2018	38,444,612	$290,927	$7,314	$298,241
Net income	—	5,461	111	5,572
Issuance of common units, net of issuance related costs	—	(118)	—	(118)
Issuance of restricted units	633,425	—	—	—
Forfeiture of restricted units	(7,000)	—	—	—
Cash distributions	—	(38,433)	(784)	(39,217)
Unit-based compensation	—	520	—	520
Excess purchase price over carrying value of acquired assets	—	(26)	—	(26)
Purchase of treasury units	(18,800)	(273)	—	(273)
Balances - June 30, 2018	39,052,237	$258,058	$6,641	$264,699

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,572	$14,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,101	45,662
Amortization of deferred debt issuance costs	1,689	1,445
Amortization of premium on notes payable	(153)	(153)
Loss on sale of property, plant and equipment	492	140
Equity in earnings of WTLPG	(2,726)	(1,758)
Derivative (income) loss	(2,069)	2,392
Net cash received (paid) for commodity derivatives	2,569	(6,429)
Unit-based compensation	520	405
Cash distributions from WTLPG	3,000	2,500
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	46,592	29,522
Product exchange receivables	(145)	(13)
Inventories	(15,900)	(19,065)
Due from affiliates	2,632	(9,726)
Other current assets	(699)	(1,372)
Trade and other accounts payable	(17,333)	(4,067)
Product exchange payables	1,264	246
Due to affiliates	(1,897)	(5,774)
Income taxes payable	(110)	(468)
Other accrued liabilities	(5,480)	(2,761)
Change in other non-current assets and liabilities	584	490
Net cash provided by operating activities	58,503	45,788

Cash flows from investing activities:
Payments for property, plant and equipment	(23,566)	(19,756)
Acquisitions	—	(19,533)
Payments for plant turnaround costs	—	(1,591)
Proceeds from sale of property, plant and equipment	98	1,597
Proceeds from repayment of Note receivable - affiliate	—	15,000
Contributions to WTLPG	(12,578)	(145)
Net cash used in investing activities	(36,046)	(24,428)

Cash flows from financing activities:
Payments of long-term debt	(199,000)	(184,000)
Proceeds from long-term debt	218,000	155,000
Proceeds from issuance of common units, net of issuance related costs	(118)	51,071
General partner contribution	—	1,098
Purchase of treasury units	(273)	(4)
Payment of debt issuance costs	(1,240)	(40)
Excess purchase price over carrying value of acquired assets	(26)	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125
Cash distributions paid	(39,217)	(37,706)
Net cash used in financing activities	(21,874)	(21,343)

Net increase in cash	583	17
Cash at beginning of period	27	15
Cash at end of period	$610	$32
Non-cash additions to property, plant and equipment	$1,811	$3,666

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
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

Correction of Immaterial Error. The second quarter and year to date amounts for 2017 have been revised to reflect a reclassification in the presentation of certain expenses associated with the manufacturing and shipping of product related to a location in the Partnership's Terminalling and Storage operating segment.  The reclassification resulted in a decrease in operating expenses from $34,435 to $32,552 and an increase in cost of products sold from $119,419 to $121,302 for the three months ended June 30, 2017, and a decrease in operating expenses from $69,492 to $65,926 and an increase in cost of products sold from $278,527 to $282,093 for the six months ended June 30, 2017.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership adopted the new standard utilizing the cumulative effect method which will result in the cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in "Note 5. Revenue."

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

NOTE 3. ACQUISITIONS

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC ("MEH"), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the "Hondo Acquisition"), which was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal"), to serve the asphalt market in San Antonio, Texas and surrounding areas. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital" during the six months ended June 30, 2017. During 2018, the Partnership paid an additional $26 related to a purchase price true-up, which was recorded as a further adjustment to "Partners' capital" for the six months ended June 30, 2018.

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

NOTE 4. DIVESTITURES, ASSET IMPAIRMENTS, AND DISCONTINUED OPERATIONS

Long-Lived Assets Held for Sale

At June 30, 2018 and December 31, 2017, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	June 30, 2018	December 31, 2017

Terminalling and storage	$4,358	$4,152
Marine transportation	3,800	5,427
Assets held for sale	$8,158	$9,579

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Terminalling and storage segment
Lubricant product sales	$36,824	$33,413	$73,304	$65,560
Throughput and storage	24,090	24,695	48,154	49,353
	$60,914	$58,108	$121,458	$114,913
Natural gas services segment
Natural gas liquids product sales	$90,643	$73,666	$249,806	$200,323
Natural gas storage	13,804	14,838	29,160	29,503
	$104,447	$88,504	$278,966	$229,826
Sulfur service segment
Sulfur product sales	$10,479	$11,193	$22,316	$24,273
Fertilizer product sales	25,205	20,834	48,268	47,281
Sulfur services	2,787	2,850	5,574	5,700
	$38,471	$34,877	$76,158	$77,254
Marine transportation segment
Inland transportation	$11,206	$11,022	$20,898	$22,313
Offshore transportation	1,533	1,411	3,295	2,941
	$12,739	$12,433	$24,193	$25,254

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
June 30, 2018
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

	2018	2019	2020	2021	2022	Thereafter	Total
Terminalling and storage
Storage and throughput	$25,119	$50,629	$49,330	$46,022	$41,505	$393,700	$606,305
Natural gas services
Natural gas storage	$19,141	$32,703	$26,935	$25,134	$24,615	$10,107	$138,635
Sulfur services
Sulfur product sales	$8,398	$16,796	$4,898	$1,181	$295	$—	$31,568
Marine transportation
Offshore transportation	$3,128	$6,205	$6,069	$—	$—	$—	$15,402
Total	$55,786	$106,333	$87,232	$72,337	$66,415	$403,807	$791,910

NOTE 6. INVENTORIES

Components of inventories at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Natural gas liquids	$60,176	$47,462
Sulfur	14,542	8,436
Sulfur based products	12,108	18,674
Lubricants	23,488	20,086
Other	2,786	2,594
	$113,100	$97,252

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

Selected financial information for WTLPG is as follows:

	As of June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income	Revenues	Net Income
2018
WTLPG	$917,441	$—	$868,112	$23,390	$5,653	$46,431	$13,359
	As of December 31,
2017
WTLPG	$837,163	$—	$787,426	$21,420	$4,264	$41,139	$8,789

NOTE 8. LONG-TERM DEBT

At June 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
$664,444 Revolving credit facility at variable interest rate (5.09%[1] weighted average at June 30, 2018), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,879 and $4,986, respectively[2,3]	$459,121	$440,014
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $1,796 and $2,138, respectively, including unamortized premium of $803 and $956, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[3,4]	372,807	372,618
Total long-term debt, net	$831,928	$812,632

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at June 30, 2018 and December 31, 2017 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at June 30, 2018 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

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
June 30, 2018
(Unaudited)

other times during each year.

3 The Partnership is in compliance with all debt covenants as of June 30, 2018 and December 31, 2017, respectively.

4 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

The Partnership paid cash interest, net of capitalized interest, in the amount of $6,077 and $4,328 for the three months ended June 30, 2018 and 2017, respectively.  The Partnership paid cash interest, net of capitalized interest, in the amount of $24,955 and $22,509 for the six months ended June 30, 2018 and 2017, respectively.  Capitalized interest was $167 and $222 for the three months ended June 30, 2018 and 2017, respectively. Capitalized interest was $328 and $445 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other assets, net" were as follows:

	June 30, 2018	December 31, 2017
Customer contracts and relationships, net	$21,730	$25,252
Other intangible assets	1,506	1,752
Other	4,966	5,797
	$28,202	$32,801

Accumulated amortization of intangible assets was $44,425 and $39,462 at June 30, 2018 and December 31, 2017, respectively.

Components of "Other accrued liabilities" were as follows:

	June 30, 2018	December 31, 2017
Accrued interest	$11,985	$11,726
Asset retirement obligations	3,374	5,429
Property and other taxes payable	5,310	5,638
Accrued payroll	2,419	3,385
Other	5	162
	$23,093	$26,340

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

The schedule below summarizes the changes in our asset retirement obligations:

June 30, 2018

Beginning asset retirement obligations	$13,512
Revisions to existing liabilities[1]	4,756
Accretion expense	261
Liabilities settled	(4,670)
Ending asset retirement obligations	13,859
Current portion of asset retirement obligations[2]	(3,374)
Long-term portion of asset retirement obligations[3]	$10,485

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

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s revenues and cost of products sold are materially impacted by changes in NGL prices. Additionally, the Partnership's results of operations are materially impacted by changes in interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. All derivatives and hedging instruments are non-hedge derivatives and are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized as gains and losses in earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of June 30, 2018 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 360 barrels settling during the period from October 1, 2018 through December 31, 2018. At December 31, 2017, the Partnership had instruments totaling a gross notional quantity of 145 barrels settling during the period from January 31, 2018 through February 28, 2018. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

facility and its fixed rate senior unsecured notes. At June 30, 2018 and 2017, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$572	$72
Total derivatives not designated as hedging instruments		$—	$—		$572	$72

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended June 30, 2018 and 2017

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(401)	$103
Total effect of derivatives not designated as hedging instruments		$(401)	$103

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Six Months Ended June 30, 2018 and 2017

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$2,069	$(2,392)
Total effect of derivatives not designated as hedging instruments		$2,069	$(2,392)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

NOTE 11. PARTNERS' CAPITAL

As of June 30, 2018, Partners’ capital consisted of 39,052,237 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

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

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three or six months ended June 30, 2018 and 2017.

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
June 30, 2018
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(7,246)	$989	$5,572	$14,572
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—	—
Distributions payable on behalf of general partner interest	392	393	784	785
General partner interest in undistributed loss	(537)	(374)	(673)	(494)
Less income (loss) allocable to unvested restricted units	(6)	3	2	38
Limited partners’ interest in net income (loss)	$(7,095)	$967	$5,459	$14,243

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average limited partner units outstanding	38,722,037	38,357,293	38,828,845	37,842,140
Dilutive effect of restricted units issued	—	56,618	5,576	52,476
Total weighted average limited partner diluted units outstanding	38,722,037	38,413,911	38,834,421	37,894,616

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended June 30, 2018 because the limited partners were allocated a net loss in this period.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employees	$345	$182	$441	$341
Non-employee directors	43	37	79	64
Total unit-based compensation expense	$388	$219	$520	$405

All of the Partnership's outstanding awards at June 30, 2018 met the criteria to be treated under equity classification.

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

 A restricted unit is a unit that is granted to grantees with certain vesting restrictions, which may be time-based and/or performance-based. Once these restrictions lapse, the grantee is entitled to full ownership of the unit without restrictions. The Compensation Committee may determine to make grants under the plan containing such terms as the Compensation Committee shall determine under the plan. With respect to time-based restricted units ("TBRU's"), the Compensation Committee will determine the time period over which restricted units granted to employees and directors will vest. The Compensation Committee may also award a percentage of restricted units with vesting requirements based upon the achievement of specified pre-established performance targets ("Performance Based Restricted Units" or "PBRU's"). The performance targets may include, but are not limited to, the following: revenue and income measures, cash flow measures, net income before interest expense and income tax expense ("EBIT"), net income before interest expense, income tax expense, and depreciation and amortization ("EBITDA"), distribution coverage metrics, expense measures, liquidity measures, market measures, corporate sustainability metrics, and other measures related to acquisitions, dispositions, operational objectives and succession planning objectives. PBRU's are earned only upon our achievement of an objective performance measure for the performance period. PBRU's which vest are payable in common units.  Unvested units granted under the 2017 LTIP may or may not participate in cash distributions depending on the terms of each individual award agreement.

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service.

On February 20, 2018, the Partnership issued 4,650 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,162.5 units on January 24, 2019, 2020, 2021, and 2022.

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management on March 31, 2021. As of June 30, 2018, the Partnership is unable to ascertain if the performance conditions will be achieved and, as such, has not

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the six months ended June 30, 2018 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	98,750	$24.80
Granted (TBRU)	315,500	$13.89
Granted (PBRU)	317,925	$13.89
Vested	(80,550)	$27.71
Forfeited	(7,000)	$13.90
Non-Vested, end of period	644,625	$13.91

Aggregate intrinsic value, end of period	$8,896

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the six months ended June 30, 2018 and 2017 is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aggregate intrinsic value of units vested	$—	$10	$1,188	$135
Fair value of units vested	—	20	2,232	190

As of June 30, 2018, there was $4,052 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.84 years.

NOTE 13. RELATED PARTY TRANSACTIONS

As of June 30, 2018, Martin Resource Management owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of June 30, 2018, of approximately 15.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
June 30, 2018
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
June 30, 2018
(Unaudited)

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

Effective January 1, 2018, through December 31, 2018, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $4,104 of indirect expenses for the three months ended June 30, 2018 and 2017, respectively.  The Partnership reimbursed Martin Resource Management for $8,208 and $8,208 of indirect expenses for the six months ended June 30, 2018 and 2017, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
June 30, 2018
(Unaudited)

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

Sulfuric Acid Sales Agency Agreement. The Partnership was previously a party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC ("Saconix"), a limited liability company in which Martin Resource Management held a minority equity interest, purchased and marketed the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that was not consumed by the Partnership’s internal operations.  This

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

agreement, as amended, was to remain in place until September 30, 2020 and automatically renew year to year thereafter until either party provided 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, the Partnership sold all of its excess sulfuric acid to Saconix, who then marketed and sold such acid to third-parties.  The Partnership shared in the profit of such sales. Effective May 31, 2018, Martin Resource Management no longer holds an equity interest in Saconix. These transactions are reported below as related party transactions during the period the equity interest was held. Transactions subsequent to Martin Resource Managements disposition of the equity interest will be reported as third party transactions.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Terminalling and storage	$20,507	$20,331	$40,532	$40,035
Marine transportation	4,105	4,187	7,718	8,512
Natural gas services	—	6	—	118
Product sales:
Natural gas services	18	—	19	942
Sulfur services	226	587	612	1,018
Terminalling and storage	182	137	437	194
	426	724	1,068	2,154
	$25,038	$25,248	$49,318	$50,819

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of products sold:
Natural gas services	$3,099	$2,909	$7,417	$11,803
Sulfur services	4,345	3,767	8,871	7,442
Terminalling and storage	8,009	4,119	14,567	9,186
	$15,453	$10,795	$30,855	$28,431

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Marine transportation	$6,000	$6,067	$11,321	$12,063
Natural gas services	2,232	2,233	4,431	4,468
Sulfur services	1,492	1,534	2,831	2,980
Terminalling and storage	4,615	6,618	9,140	13,317
	$14,339	$16,452	$27,723	$32,828

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative:
Marine transportation	$7	$7	$15	$15
Natural gas services	1,025	1,202	3,279	3,479
Sulfur services	660	621	1,319	1,257
Terminalling and storage	690	566	1,371	1,109
Indirect, including overhead allocation	4,116	4,104	8,235	8,208
	$6,498	$6,500	$14,219	$14,068

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for the three months ended June 30, 2018 and 2017 was $0 and $388, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations. Interest income for the six months ended June 30, 2018 and 2017 was $0 and $943, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

Three Months Ended June 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$62,314	$(1,400)	$60,914	$11,690	$1,739	$2,471
Natural gas services	104,447	—	104,447	5,304	3,727	2,043
Sulfur services	38,471	—	38,471	2,086	3,048	966
Marine transportation	13,168	(429)	12,739	1,811	1,353	2,827
Indirect selling, general and administrative	—	—	—	—	(4,346)	—
Total	$218,400	$(1,829)	$216,571	$20,891	$5,521	$8,307

Three Months Ended June 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$59,561	$(1,453)	$58,108	$10,327	$3,252	$8,634
Natural gas services	88,504	—	88,504	6,205	4,424	4,383
Sulfur services	34,877	—	34,877	2,030	6,295	862
Marine transportation	13,144	(711)	12,433	1,764	1,149	1
Indirect selling, general and administrative	—	—	—	—	(4,272)	—
Total	$196,086	$(2,164)	$193,922	$20,326	$10,848	$13,880

Six Months Ended June 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$124,297	$(2,839)	$121,458	$21,849	$4,461	$4,592
Natural gas services	278,966	—	278,966	10,605	21,138	3,052
Sulfur services	76,158	—	76,158	4,150	10,040	2,514
Marine transportation	25,196	(1,003)	24,193	3,497	2,516	11,118
Indirect selling, general and administrative	—	—	—	—	(8,577)	—
Total	$504,617	$(3,842)	$500,775	$40,101	$29,578	$21,276

Six Months Ended June 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$118,139	$(3,226)	$114,913	$25,804	$1,151	$16,097
Natural gas services	229,826	—	229,826	12,366	22,697	5,235
Sulfur services	77,254	—	77,254	4,063	17,062	1,167
Marine transportation	26,558	(1,304)	25,254	3,429	2,378	695
Indirect selling, general and administrative	—	—	—	—	(8,692)	—
Total	$451,777	$(4,530)	$447,247	$45,662	$34,596	$23,194

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

The Partnership's assets by reportable segment as of June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017
Total assets:
Terminalling and storage	$319,619	$326,920
Natural gas services	669,531	704,524
Sulfur services	121,452	120,790
Marine transportation	108,163	101,264
Total assets	$1,218,765	$1,253,498

NOTE 15. COMMITTMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management has reimbursed the Partnership $750 per quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments were the result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments were considered to be a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and were recorded as an adjustment to "Partners' capital" in each quarter in which the payments were made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the six months ended June 30, 2017, the Partnership received $1,125, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

Certain shippers filed complaints with the Railroad Commission of Texas ("RRC") challenging the increased rates WTLPG implemented effective July 1, 2015.  The complainants requested that the rate increase be suspended until the RRC has determined appropriate new rates.  On March 8, 2016, the RRC issued an order directing that WTLPG’s rates "in effect prior to July 1, 2015, are the lawful rates for the duration of this docket unless changed by Commission order."  A hearing on the merits was held in front of a hearings examiner during the week of March 27, 2017.  The hearings examiner issued a Proposal for Decision on September 29, 2017. On December 5, 2017, this matter was brought before the RRC. After brief discussion, the RRC determined that more time was needed to review the proposal for decision and placed the matter on the agenda for the RRC’s January 23, 2018 meeting. At that meeting, the RRC voted to remand the case to the hearings examiner for the limited purpose of admitting and considering additional relevant evidence on competition. The remand hearing is currently scheduled for the week of October 29th of 2018.

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
June 30, 2018
(Unaudited)

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

Commitments

The Partnership has non-cancelable revenue arrangements that are not under the scope of ASC 606 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of June 30, 2018, are as follows: 2018 - $11,691; 2019 - $19,315; 2020 - $17,577; 2021 - $15,681; 2022 - $15,681; subsequent years - $73,299.

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	June 30, 2018	December 31, 2017
Commodity derivative contracts, net	$(572)	$(72)

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

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$372,807	$370,245	$372,618	$381,657

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
June 30, 2018
(Unaudited)

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

NOTE 18. SUBSEQUENT EVENTS

Quarterly Distribution. On July 19, 2018, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the second quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on August 14, 2018 to unitholders of record as of August 7, 2018.

Divestiture of WTLPG Partnership Interest. The Partnership has entered into a definitive agreement with ONEOK, Inc. to sell its 20 percent non-operating partnership interest in WTLPG for $195,000.  The Partnership expects to receive net proceeds of approximately $193,650 after transaction fees and expenses. The proceeds from the sale will be used to reduce outstanding borrowings under the Partnership’s revolving credit facility. In conjunction with the proposed sale of West Texas LPG Pipeline, subject to completion of the sale, the Partnership has amended its revolving credit facility which will include, among other things, a revision to the Partnership's existing leverage covenants under its revolving credit facility.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) will be amended to 5.25 times and 3.50 times, respectively.  No changes to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times are contemplated.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of June 30, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Subsequent Events

Quarterly Distribution. On July 19, 2018, we declared a quarterly cash distribution of $0.50 per common unit for the second quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on August 14, 2018 to unitholders of record as of August 7, 2018.

Divestiture of WTLPG Partnership Interest. We have entered into a definitive agreement with ONEOK, Inc. to sell our 20 percent non-operating partnership interest in the West Texas LPG Pipeline Limited Partnership for $195.0 million.  We expect to receive net proceeds of approximately $193.7 million after transaction fees and expenses. The proceeds from the sale will be used to reduce outstanding borrowings under our revolving credit facility. Accordingly our pro-forma leverage is 4.36 times compared to actual leverage of 5.46 times at June 30, 2018. In addition, our forecasted capital expenditures will be reduced by approximately $24.2 million for the remainder of 2018. In conjunction with the proposed sale of the West Texas LPG Pipeline, subject to completion of the sale, we have amended our revolving credit facility which will include, among other things, revising our existing leverage covenants.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) will be amended to 5.25 times and 3.50 times, respectively.  No changes to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times are contemplated.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2017. The following table evaluates the potential impact of estimates utilized during the periods ended June 30, 2018 and 2017:

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three and six months ended June 30, 2018 or 2017.
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
If actual results differ from judgments and assumptions used in valuing an ARO, we may experience significant changes in ARO balances. The establishment of an ARO has no initial impact on earnings. During the six months ended June 30, 2018, we made upward revisions to our asset retirement obligations in the amount of $4.8 million.

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

Ownership

Martin Resource Management owns approximately 15.7% of the outstanding limited partner units. In addition, Martin Resource Management controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $32.2 million of direct costs and expenses for the three months ended June 30, 2018 compared to $29.6 million for the three months ended June 30, 2017. We reimbursed Martin Resource Management for $64.6 million of direct costs and expenses for the six months ended June 30, 2018 compared to $67.1 million for the six months ended June 30, 2017. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For both the three months ended June 30, 2018 and 2017, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million. For both the six months ended June 30, 2018 and 2017, the Conflicts Committee approved reimbursement amounts of $8.2 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 10% and 9% of our total cost of products sold during the three months ended June 30, 2018 and 2017, respectively. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 10% of our total cost of products sold during the six months ended June 30, 2018 and 2017, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 12% and 13% of our total revenues for the three months ended June 30, 2018 and 2017, respectively. Our sales to Martin Resource Management accounted for approximately 10% and 11% of our total revenues for the six months ended June 30, 2018 and 2017, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and six months ended June 30, 2018 and 2017.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$(7,246)	$989	$5,572	$14,572
Adjustments:
Interest expense, net	13,766	11,219	26,451	22,139
Income tax expense	132	13	281	193
Depreciation and amortization	20,891	20,326	40,101	45,662
EBITDA	27,543	32,547	72,405	82,566
Adjustments:
Equity in earnings of WTLPG	(1,131)	(853)	(2,726)	(1,758)
(Gain) loss on sale of property, plant and equipment	490	(15)	492	140
Unrealized mark-to-market on commodity derivatives	654	(200)	500	(4,037)
Distributions from WTLPG	1,500	1,300	3,000	2,500
Unit-based compensation	388	219	520	405
Adjusted EBITDA	29,444	32,998	74,191	79,816
Adjustments:
Interest expense, net	(13,766)	(11,219)	(26,451)	(22,139)
Income tax expense	(132)	(13)	(281)	(193)
Amortization of debt premium	(76)	(76)	(153)	(153)
Amortization of deferred debt issuance costs	870	724	1,689	1,445
Payments for plant turnaround costs	—	(197)	—	(1,591)
Maintenance capital expenditures	(5,370)	(2,618)	(11,372)	(7,286)
Distributable Cash Flow	$10,970	$19,599	$37,623	$49,899

Results of Operations

The results of operations for the three and six months ended June 30, 2018 and 2017 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and six months ended June 30, 2018 and 2017.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2018	(in thousands)
Terminalling and storage	$62,314	$(1,400)	$60,914	$2,749	$(1,010)	$1,739
Natural gas services	104,447	—	104,447	2,975	752	3,727
Sulfur services	38,471	—	38,471	3,597	(549)	3,048
Marine transportation	13,168	(429)	12,739	546	807	1,353
Indirect selling, general and administrative	—	—	—	(4,346)	—	(4,346)
Total	$218,400	$(1,829)	$216,571	$5,521	$—	$5,521

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended June 30, 2017
Terminalling and storage	$59,561	$(1,453)	$58,108	$4,128	$(876)	$3,252
Natural gas services	88,504	—	88,504	3,619	805	4,424
Sulfur services	34,877	—	34,877	7,126	(831)	6,295
Marine transportation	13,144	(711)	12,433	247	902	1,149
Indirect selling, general and administrative	—	—	—	(4,272)	—	(4,272)
Total	$196,086	$(2,164)	$193,922	$10,848	$—	$10,848

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2018	(in thousands)
Terminalling and storage	$124,297	$(2,839)	$121,458	$6,368	$(1,907)	$4,461
Natural gas services	278,966	—	278,966	19,595	1,543	21,138
Sulfur services	76,158	—	76,158	11,284	(1,244)	10,040
Marine transportation	25,196	(1,003)	24,193	908	1,608	2,516
Indirect selling, general and administrative	—	—	—	(8,577)	—	(8,577)
Total	$504,617	$(3,842)	$500,775	$29,578	$—	$29,578

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Six Months Ended June 30, 2017	(in thousands)
Terminalling and storage	$118,139	$(3,226)	$114,913	$3,235	$(2,084)	$1,151
Natural gas services	229,826	—	229,826	20,768	1,929	22,697
Sulfur services	77,254	—	77,254	18,606	(1,544)	17,062
Marine transportation	26,558	(1,304)	25,254	679	1,699	2,378
Indirect selling, general and administrative	—	—	—	(8,692)	—	(8,692)
Total	$451,777	$(4,530)	$447,247	$34,596	$—	$34,596

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands, except BBL per day)
Revenues:
Services	$25,491	$26,148	$(657)	(3)%
Products	36,823	33,413	3,410	10%
Total revenues	62,314	59,561	2,753	5%

Cost of products sold	33,596	30,474	3,122	10%
Operating expenses	12,909	13,198	(289)	(2)%
Selling, general and administrative expenses	1,334	1,444	(110)	(8)%
Depreciation and amortization	11,690	10,327	1,363	13%
	2,785	4,118	(1,333)	(32)%
Other operating income (loss)	(36)	10	(46)	(460)%
Operating income	$2,749	$4,128	$(1,379)	(33)%

Lubricant sales volumes (gallons)	6,408	5,361	1,047	20%
Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	41,666	(21,666)	(52)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $0.7 million, of which $2.6 million was primarily a result of decreased throughput fees at our shore-based terminals, offset by a $1.9 million increase primarily as a result of the Hondo asphalt plant being put into service.

Products revenues. A 59% increase in sales volumes offset by a 4% decrease in average sales price at our blending and packaging facilities resulted in an $7.5 million increase to products revenues. Offsetting this increase was a 15% decrease in sales volume combined with an 8% decrease in average sales price at our shore based terminals resulting in a $4.1 million decrease in products revenues.

Cost of products sold.  A 59% increase in sales volumes combined with a 6% increase in average price per gallon at our blending and packaging facilities resulted in a $7.3 million increase in cost of products sold. Offsetting this increase was a 15% decrease in sales volume combined with an 8% decrease in average price per gallon at our shore based terminals resulting in a $4.1 million decrease in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $0.6 million, primarily due to lease and other expenses related to facilities closed in 2017. Operating expenses at our specialty terminals increased $0.6 million, primarily as a result of the Hondo asphalt plant being put into service. Operating expenses at our Smackover refinery decreased $0.1 million as a result of decreased compensation expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased primarily as a result of decreased legal expenses.

Depreciation and amortization.  The increase in depreciation and amortization is due to recent capital expenditures, offset by the disposition of assets at several closed shore-based facilities.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands, except BBL per day)
Revenues:
Services	$50,994	$52,579	$(1,585)	(3)%
Products	73,303	65,560	7,743	12%
Total revenues	124,297	118,139	6,158	5%

Cost of products sold	67,098	59,168	7,930	13%
Operating expenses	26,356	27,160	(804)	(3)%
Selling, general and administrative expenses	2,590	2,769	(179)	(6)%
Depreciation and amortization	21,849	25,804	(3,955)	(15)%
	6,404	3,238	3,166	98%
Other operating loss	(36)	(3)	(33)	1,100%
Operating income	$6,368	$3,235	$3,133	97%

Lubricant sales volumes (gallons)	12,318	10,695	1,623	15%
Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	83,332	(63,332)	(76)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $1.6 million, of which $5.4 million was primarily a result of decreased throughput fees at our shore-based terminals, offset by a $3.6 million increase primarily as a result of the Hondo asphalt plant being put into service.

Products revenues. A 45% increase in sales volumes offset by a 1% decrease in average sales price at our blending and packaging facilities resulted in an $11.8 million increase to products revenues. Offsetting this increase was a 10% decrease in sales volume at our shore based terminals resulting in a $4.0 million decrease in products revenues.

Cost of products sold.  A 45% increase in sales volumes combined with a 10% increase in average price per gallon at our blending and packaging facilities resulted in a $12.1 million increase in cost of products sold. Offsetting this increase was a 10% decrease in sales volume at our shore based terminals resulting in a $4.2 million decrease in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $1.5 million, primarily due to lease and other expenses related to facilities closed in 2017. Operating expenses at our specialty terminals increased $0.7 million, primarily as a result of the Hondo asphalt plant being put into service.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased primarily as a result of decreased legal expenses.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$13,804	$14,838	$(1,034)	(7)%
Products	90,643	73,666	16,977	23%
Total revenues	104,447	88,504	15,943	18%

Cost of products sold	88,394	71,003	17,391	24%
Operating expenses	5,895	5,567	328	6%
Selling, general and administrative expenses	1,759	2,115	(356)	(17)%
Depreciation and amortization	5,304	6,205	(901)	(15)%
	3,095	3,614	(519)	(14)%
Other operating income (loss)	(120)	5	(125)	(2,500)%
Operating income	$2,975	$3,619	$(644)	(18)%

Distributions from WTLPG	$1,500	$1,300	$200	15%

NGL sales volumes (Bbls)	1,743	1,794	(51)	(3)%

Services Revenues. The decrease in services revenue is primarily due to lower re-contracting rates at our Arcadia and Perryville gas storage facilities.

Products Revenues. Our average sales price per barrel increased $10.94, or 27%, resulting in an increase to products revenues of $19.6 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 3%, decreasing products revenues by $2.6 million.

Cost of products sold.  Our average cost per barrel increased $11.14, or 28%, increasing cost of products sold by $20.0 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 3% resulted in a $2.6 million decrease to cost of products sold. Our margins decreased $0.19 per barrel, or 13%, during the period.

Operating expenses.  Operating expenses increased $0.3 million at our natural gas storage facilities, primarily due to increased insurance related expenses of $0.2 million, a $0.2 million increase in repairs and maintenance, and $0.1 million in increased utility expense. These increases are offset by a $0.2 million decrease in property tax expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million primarily due to decreases in amortization related to contracts acquired as part of the purchase of Cardinal Gas Storage Partners LLC ("Cardinal").

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$29,160	$29,503	$(343)	(1)%
Products	249,806	200,323	49,483	25%
Total revenues	278,966	229,826	49,140	21%

Cost of products sold	232,142	180,306	51,836	29%
Operating expenses	11,675	11,225	450	4%
Selling, general and administrative expenses	4,829	5,166	(337)	(7)%
Depreciation and amortization	10,605	12,366	(1,761)	(14)%
	19,715	20,763	(1,048)	(5)%
Other operating income (loss)	(120)	5	(125)	(2,500)%
Operating income	$19,595	$20,768	$(1,173)	(6)%

Distributions from WTLPG	$3,000	$2,500	$500	20%

NGL sales volumes (Bbls)	5,184	4,604	580	13%

Services Revenues. The decrease in services revenue is primarily due to $1.4 million in lower firm storage re-contracting rates at our natural gas storage facilities, offset by $0.5 million in fuel revenue, $0.4 million in firm wheeling revenue and $0.3 million in injection fee revenue.

Products Revenues. Our average sales price per barrel increased $4.68, or 11%, resulting in an increase to products revenues of $21.5 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 13%, increasing products revenues by $28.0 million.

Cost of products sold.  Our average cost per barrel increased $5.62, or 14%, increasing cost of products sold by $25.8 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 13% resulted in a $26.0 million increase to cost of products sold. Our margins decreased $0.94 per barrel, or 22%, during the period.

Operating expenses.  Operating expenses increased $0.5 million at our natural gas storage facilities, primarily as a result of an increase of $0.2 million in insurance related expenses and $0.2 million in increased utility expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.8 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal Gas Storage.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$2,787	$2,850	$(63)	(2)%
Products	35,684	32,027	3,657	11%
Total revenues	38,471	34,877	3,594	10%

Cost of products sold	28,829	21,297	7,532	35%
Operating expenses	2,929	3,417	(488)	(14)%
Selling, general and administrative expenses	1,046	1,007	39	4%
Depreciation and amortization	2,086	2,030	56	3%
	3,581	7,126	(3,545)	(50)%
Other operating income	16	—	16
Operating income	$3,597	$7,126	$(3,529)	(50)%

Sulfur (long tons)	178	192	(14)	(7)%
Fertilizer (long tons)	93	71	22	31%
Total sulfur services volumes (long tons)	271	263	8	3%

Services revenues.  Services revenues remained relatively consistent.

Products revenues.  Products revenues increased $2.6 million as a result of an 8% increase in average sales price. A 3% increase in sales volumes, primarily attributable to a 31% increase in fertilizer volumes, resulted in an additional $1.1 million increase.

Cost of products sold.  A 31% increase in average cost of products sold per ton increased cost of products sold by $6.6 million, which included a one-time negative inventory adjustment of $3.9 million as a result of the implementation of three-dimensional (3D) stockpile measurement scanning technology. Margin per ton decreased $15.50, or 38%. A 3% increase in sales volumes caused an additional increase to cost of products sold of $0.9 million.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.3 million reduction in compensation expense, $0.1 million in lower property taxes, and a $0.1 million reduction in repairs and maintenance of marine vessels and railcars. An additional decrease of $0.1 million is due to a reduction in leases and outside towing. An offsetting increase of $0.2 million resulted from an increase in marine fuel and lube.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization remained relatively consistent.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$5,574	$5,700	$(126)	(2)%
Products	70,584	71,554	(970)	(1)%
Total revenues	76,158	77,254	(1,096)	(1)%

Cost of products sold	52,816	45,871	6,945	15%
Operating expenses	5,841	6,664	(823)	(12)%
Selling, general and administrative expenses	2,081	2,028	53	3%
Depreciation and amortization	4,150	4,063	87	2%
	11,270	18,628	(7,358)	(39)%
Other operating income (loss)	14	(22)	36	(164)%
Operating income	$11,284	$18,606	$(7,322)	(39)%

Sulfur (long tons)	354	409	(55)	(13)%
Fertilizer (long tons)	181	165	16	10%
Total sulfur services volumes (long tons)	535	574	(39)	(7)%

Services revenues.  Services revenues remained relatively consistent.

Products revenues.  Products revenue decreased $5.2 million as a result of a 7% decline in sales volumes, primarily attributable to a 13% decrease in sulfur volumes. A 6% increase in average sales price resulted in an offsetting increase of $4.2 million.

Cost of products sold.  A 24% increase in average cost of products sold per ton increased cost of products sold by $10.8 million., which included a one-time negative inventory adjustment of $2.9 million as a result of the implementation of three-dimensional (3D) stockpile measurement scanning technology. Margin per ton decreased $11.53, or 26%. A 7% decrease in sales volumes caused an offsetting reduction to cost of products sold of $3.9 million.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.7 million reduction in compensation expense and $0.2 million in lower property taxes. An additional decrease of $0.2 million is due to a reduction in leases and utilities. An offsetting increase of $0.2 million resulted from an increase in marine fuel and lube and $0.1 million due to an increase in other marine operating expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization remained relatively consistent.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$13,168	$13,144	$24	—%
Operating expenses	10,374	11,062	(688)	(6)%
Selling, general and administrative expenses	87	71	16	23%
Depreciation and amortization	1,811	1,764	47	3%
	896	247	649	263%
Other operating loss	(350)	—	(350)
Operating income	$546	$247	$299	121%

Inland revenues.  A decrease of $0.5 million attributable to decreased utilization of the inland fleet resulting from regulatory downtime. This decrease was offset by an increase in pass-through revenue (primarily fuel) of $0.4 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $0.3 million, lease expense of $0.3 million, repairs and maintenance of $0.4 million, and outside towing of $0.1 million. These decreases were offset by an increase in pass through expenses (primarily fuel) of $0.5 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained consistent.

Depreciation and amortization.  Depreciation and amortization remained relatively consistent.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$25,196	$26,558	$(1,362)	(5)%
Operating expenses	20,278	22,155	(1,877)	(8)%
Selling, general and administrative expenses	163	175	(12)	(7)%
Depreciation and amortization	3,497	3,429	68	2%
	$1,258	$799	$459	57%
Other operating loss	(350)	(120)	(230)	192%
Operating income	$908	$679	$229	34%

Inland revenues.  A decrease of $2.4 million is attributable to decreased utilization of the inland fleet resulting from regulatory downtime. This decrease was offset by an increase in pass-through revenue (primarily fuel) of $0.8 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $1.0 million, lease expense of $0.6 million, repairs and maintenance of $0.6 million, outside towing of $0.2 million, and insurance related costs of $0.1 million. These decreases were offset by an increase in pass through expenses (primarily fuel) of $0.8 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  Depreciation and amortization remained relatively consistent.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Equity in Earnings in and Distributions from WTLPG

Comparative Results for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Equity in earnings of WTLPG	$1,131	$853	$278	33%

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Distributions from WTLPG	$1,500	$1,300	$200	15%

Equity in earnings from West Texas LPG Pipeline L.P. ("WTLPG") increased as a result of both higher volumes and increased transportation rates as well as a decrease in property taxes. Offsetting this was an increase in pipeline lease expense and repairs and maintenance. Distributions from WTLPG increased $0.2 million.

Comparative Results for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Equity in earnings of WTLPG	$2,726	$1,758	$968	55%

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Distributions from WTLPG	$3,000	$2,500	$500	20%

Equity in earnings from WTLPG increased as a result of both higher volumes and increased transportation rates offset by an increase in pipeline lease expense and fuel and power expense. Distributions from WTLPG increased $0.5 million.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$5,867	$3,954	$1,913	48%
7.25% Senior notes	6,850	6,850	—	—%
Amortization of deferred debt issuance costs	870	724	146	20%
Amortization of debt discount	(76)	(76)	—	—%
Other	422	377	45	12%
Capitalized interest	(167)	(222)	55	(25)%
Interest income	—	(388)	388	(100)%
Total interest expense, net	$13,766	$11,219	$2,547	23%

Comparative Components of Interest Expense, Net for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$10,977	$8,099	$2,878	36%
7.25% Senior notes	13,324	13,324	—	—%
Amortization of deferred debt issuance costs	1,689	1,445	244	17%
Amortization of debt premium	(153)	(153)	—	—%
Other	942	812	130	16%
Capitalized interest	(328)	(445)	117	(26)%
Interest income	—	(943)	943	(100)%
Total interest expense, net	$26,451	$22,139	$4,312	19%

Indirect Selling, General and Administrative Expenses

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2018	2017			2018	2017
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,346	$4,272	$74	2%	$8,577	$8,692	$(115)	(1)%

Indirect selling, general and administrative expenses remained consistent for both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Variance	Percent Change	Six Months Ended June 30,		Variance	Percent Change
	2018	2017			2018	2017
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$4,104	$—	—%	$8,208	$8,208	$—	—%

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

Cash Flows - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table details the cash flow changes between the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$58,503	$45,788	$12,715	28%
Investing activities	(36,046)	(24,428)	(11,618)	48%
Financing activities	(21,874)	(21,343)	(531)	2%
Net increase in cash and cash equivalents	$583	$17	$566	3,329%

Net cash provided by operating activities. The increase in net cash provided by operating activities for the six months ended June 30, 2018 includes a $22.4 million favorable variance in working capital and $0.1 million favorable variance in other non-current assets and liabilities. Further increases were due to increases in distributions received from WTLPG of $0.5 million. Offsetting was a decrease in operating results of $9.0 million and a $1.3 million decrease in other non-cash charges.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2018 increased primarily as a result of an increase of $12.4 million from contributions to WTLPG and an increase of $2.2 million due to higher payments for capital expenditures and plant turnaround costs in 2018. A $15.0 million decline in proceeds received resulted from repayment of the Note receivable - affiliate in 2017 as compared to none in 2018. Further, a $1.5 million decline in proceeds received resulted from higher sales of property, plant and equipment in 2017. Offsetting, was a decrease in cash used in investing activities as a result of the acquisition of certain asphalt terminalling assets from Martin Resource Management of $19.5 million in 2017 compared to no acquisitions in 2018.

Net cash used in financing activities. Net cash used in financing activities increased for the six months ended June 30, 2018 as a result of a decrease in proceeds received from the issuance of common units (including the related general partner contribution) of $52.3 million. Also contributing was an increase in cash distributions paid of $1.5 million and an additional $1.2 million in costs associated with our credit facility amendment. Offsetting was a decrease in net repayments of long-term borrowings of $48.0 million and a decrease in cash used of $6.7 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Expansion capital expenditures	$2,937	$11,065	$9,904	$14,317
Maintenance capital expenditures	5,370	2,618	11,372	7,286
Plant turnaround costs	—	197	—	1,591
Total	$8,307	$13,880	$21,276	$23,194

Expansion capital expenditures were made primarily in our Marine Transportation and Terminalling and Storage segments during the three and six months ended June 30, 2018 on certain ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Marine Transportation segment for the six months ended June 30, 2018 related to regulatory maintenance.

Expansion capital expenditures were made primarily in our Terminalling and Storage segment during the three and six months ended June 30, 2017. Within our Terminalling and Storage segment, expenditures were made primarily on project construction at our newly acquired asphalt terminal in Hondo, Texas, at our Smackover refinery, and on certain organic growth projects ongoing in our specialty terminalling operations. Maintenance capital expenditures were made primarily in our Terminalling and Storage segment to maintain our existing assets and operations during the six months ended June 30, 2017. For the six months ended June 30, 2017, plant turnaround costs relate to our Smackover refinery.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of June 30, 2018, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$464,000	$—	$464,000	$—	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	18,428	6,111	12,251	66	—
Operating leases	25,658	7,846	7,507	2,874	7,431
Interest payable on fixed long-term debt obligations	71,139	27,101	44,038	—	—
Total contractual cash obligations	$953,025	$41,058	$901,596	$2,940	$7,431

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At June 30, 2018, we had outstanding irrevocable letters of credit in the amount of $23.8 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At June 30, 2018, we maintained a $664.4 million credit facility. This facility was most recently amended on February 21, 2018 when we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the aforementioned WTLPG expansion project. Starting in the first quarter of 2018, the amendment will provide short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory.

As of June 30, 2018, we had $464.0 million outstanding under the revolving credit facility and $23.8 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $176.7 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of June 30, 2018, we have the ability to borrow approximately $20.6 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the six months ended June 30, 2018, the level of outstanding draws on our credit facility has ranged from a low of $428.0 million to a high of $500.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of June 30, 2018:

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

At June 30, 2018, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at June 30, 2018 is 3.00%.

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

We are in compliance with all debt covenants as of June 30, 2018 and expect to be in compliance for the next twelve months.

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

Impact of Inflation

Inflation did not have a material impact on our results of operations for the six months ended June 30, 2018 or 2017.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the six months ended June 30, 2018 or 2017.

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

We have entered into hedging transactions as of June 30, 2018 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 360,000 barrels settling during the period from October 1, 2018 through December 31, 2018. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at June 30, 2018 in "Fair value of derivatives" as a current liability of $0.6 million. Based on the current net notional volume hedged as of June 30, 2018, a $0.10 change in the expected settlement price of these contracts would result in a corresponding decrease in net income of approximately $1.5 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.09% as of June 30, 2018.  Based on the amount of unhedged floating rate debt owed by us on June 30, 2018, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.6 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $370.2 million as of June 30, 2018, based on market prices of similar debt at June 30, 2018.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately an $8.5 million decrease in the fair value of our long-term debt at June 30, 2018.

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

During 2017 we began implementation of a new enterprise resource planning ("ERP") system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. During the six months ended June 30, 2018, we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and this initial deployment will require testing for effectiveness throughout 2018. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

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

Other than as described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 7/25/2018	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer