Form 10-Q
period 2018-09-30
MARTIN MIDSTREAM PARTNERS LP
filed 2018-10-24
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at October 24, 2018, was 39,036,237.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$3,186	$27
Accounts and other receivables, less allowance for doubtful accounts of $347 and $314, respectively	72,280	107,242
Product exchange receivables	185	29
Inventories (Note 6)	134,059	97,252
Due from affiliates	22,933	23,668
Other current assets	4,921	4,866
Assets held for sale (Note 4)	6,152	9,579
Total current assets	243,716	242,663

Property, plant and equipment, at cost	1,279,365	1,253,065
Accumulated depreciation	(465,079)	(421,137)
Property, plant and equipment, net	814,286	831,928

Goodwill	17,296	17,296
Investment in WTLPG (Note 7)	—	128,810
Other assets, net (Note 9)	25,751	32,801
Total assets	$1,101,049	$1,253,498

Liabilities and Partners’ Capital
Trade and other accounts payable	$71,176	$92,567
Product exchange payables	9,647	11,751
Due to affiliates	3,651	3,168
Income taxes payable	448	510
Fair value of derivatives (Note 10)	2,968	72
Other accrued liabilities (Note 9)	18,876	26,340
Total current liabilities	106,766	134,408

Long-term debt, net (Note 8)	698,680	812,632
Other long-term obligations	10,718	8,217
Total liabilities	816,164	955,257

Commitments and contingencies (Note 15)
Partners’ capital (Note 11)	284,885	298,241
Total partners’ capital	284,885	298,241
Total liabilities and partners' capital	$1,101,049	$1,253,498

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Terminalling and storage *	$24,354	$25,752	$72,508	$75,105
Marine transportation *	12,727	11,407	36,920	36,661
Natural gas services*	11,232	14,253	40,392	43,756
Sulfur services	2,787	2,850	8,361	8,550
Product sales: *
Natural gas services	101,919	83,831	351,725	284,154
Sulfur services	27,981	24,174	98,565	95,728
Terminalling and storage	38,047	30,861	111,351	96,421
	167,947	138,866	561,641	476,303
Total revenues	219,047	193,128	719,822	640,375

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	99,346	77,368	329,945	255,745
Sulfur services *	21,363	19,716	73,998	65,406
Terminalling and storage *	33,801	27,372	99,967	85,398
	154,510	124,456	503,910	406,549
Expenses:
Operating expenses *	32,628	43,552	95,592	109,478
Selling, general and administrative *	9,257	9,085	27,339	27,816
Depreciation and amortization	18,741	20,286	58,842	65,948
Total costs and expenses	215,136	197,379	685,683	609,791

Other operating loss	(384)	(187)	(876)	(327)
Operating income (loss)	3,527	(4,438)	33,263	30,257

Other income (expense):
Interest expense, net	(13,140)	(12,538)	(39,591)	(34,677)
Other, net	18	55	18	605
Total other expense	(13,122)	(12,483)	(39,573)	(34,072)

Net loss before taxes	(9,595)	(16,921)	(6,310)	(3,815)
Income tax expense	(91)	(108)	(372)	(301)
Loss from continuing operations	(9,686)	(17,029)	(6,682)	(4,116)
Income from discontinued operations, net of income taxes	49,132	743	51,700	2,402
Net income (loss)	39,446	(16,286)	45,018	(1,714)
Less general partner's interest in net (income) loss	(789)	325	(900)	34
Less (income) loss allocable to unvested restricted units	(27)	38	(29)	—
Limited partners' interest in net income (loss)	$38,630	$(15,923)	$44,089	$(1,680)

See accompanying notes to consolidated and condensed financial statements.
*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:*
Terminalling and storage	$19,619	$21,910	$60,151	$61,945
Marine transportation	4,009	4,098	11,727	12,610
Natural gas services	—	4	—	122
Product Sales	180	828	1,248	2,982
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	2,856	3,033	10,273	14,836
Sulfur services	4,337	3,555	13,208	10,997
Terminalling and storage	7,392	4,817	21,959	14,003
Expenses:
Operating expenses	14,051	15,858	41,774	48,686
Selling, general and administrative	6,834	6,495	21,053	20,563

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(9,486)	$(16,649)	$(6,544)	$(4,034)
Discontinued operations	48,116	726	50,633	2,354
	$38,630	$(15,923)	$44,089	$(1,680)
General partner interest:
Continuing operations	$(193)	$(340)	$(134)	$(82)
Discontinued operations	982	15	1,034	48
	$789	$(325)	$900	$(34)

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.24)	$(0.44)	$(0.17)	$(0.10)
Discontinued operations	1.24	0.02	1.30	0.06
	$1.00	$(0.42)	$1.13	$(0.04)
Weighted average limited partner units - basic	38,712	38,357	38,877	38,016
Diluted:
Continuing operations	$(0.24)	$(0.44)	$(0.17)	$(0.10)
Discontinued operations	1.24	0.02	1.30	0.06
	$1.00	$(0.42)	$1.13	$(0.04)
Weighted average limited partner units - diluted	38,738	38,357	38,889	38,016

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

	Partners’ Capital
	Common Limited		General Partner Amount
	Units	Amount		Total
Balances - January 1, 2017	35,452,062	$304,594	$7,412	$312,006
Net income	—	(1,680)	(34)	(1,714)
Issuance of common units, net	2,990,000	51,061	—	51,061
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(5,750)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(56,177)	(1,146)	(57,323)
Unit-based compensation	—	518	—	518
Purchase of treasury units	(200)	(4)	—	(4)
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Balances - September 30, 2017	38,448,112	$291,550	$7,330	$298,880

Balances - January 1, 2018	38,444,612	$290,927	$7,314	$298,241
Net income	—	44,118	900	45,018
Issuance of common units, net of issuance related costs	—	(118)	—	(118)
Issuance of restricted units	633,425	—	—	—
Forfeiture of restricted units	(23,000)	—	—	—
Cash distributions	—	(57,653)	(1,176)	(58,829)
Unit-based compensation	—	872	—	872
Excess purchase price over carrying value of acquired assets	—	(26)	—	(26)
Purchase of treasury units	(18,800)	(273)	—	(273)
Balances - September 30, 2018	39,036,237	$277,847	$7,038	$284,885

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$45,018	$(1,714)
Less: Income from discontinued operations, net of income taxes	(51,700)	(2,402)
Net loss from continuing operations	(6,682)	(4,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,842	65,948
Amortization of deferred debt issuance costs	2,563	2,170
Amortization of premium on notes payable	(230)	(230)
Loss on sale of property, plant and equipment	876	327
Derivative loss	198	2,392
Net cash received (paid) for commodity derivatives	2,698	(6,429)
Unit-based compensation	872	518
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	35,191	16,381
Product exchange receivables	(156)	173
Inventories	(37,147)	(48,022)
Due from affiliates	735	(1,917)
Other current assets	556	(411)
Trade and other accounts payable	(18,230)	2,222
Product exchange payables	(2,104)	1,910
Due to affiliates	483	(5,169)
Income taxes payable	(62)	(420)
Other accrued liabilities	(9,726)	(3,766)
Change in other non-current assets and liabilities	610	1,941
Net cash provided by continuing operating activities	29,287	23,502
Net cash provided by discontinued operating activities	3,254	4,055
Net cash provided by operating activities	32,541	27,557

Cash flows from investing activities:
Payments for property, plant and equipment	(31,497)	(30,014)
Acquisitions	—	(19,533)
Payments for plant turnaround costs	(879)	(1,583)
Proceeds from sale of property, plant and equipment	1,269	1,604
Proceeds from repayment of Note receivable - affiliate	—	15,000
Other	—	(900)
Net cash used in continuing investing activities	(31,107)	(35,426)
Net cash provided by (used in) discontinuing investing activities	177,256	(145)
Net cash provided by (used in) investing activities	146,149	(35,571)

Cash flows from financing activities:
Payments of long-term debt	(460,000)	(242,000)
Proceeds from long-term debt	345,000	262,000
Proceeds from issuance of common units, net of issuance related costs	(118)	51,061
General partner contribution	—	1,098
Purchase of treasury units	(273)	(4)
Payment of debt issuance costs	(1,285)	(56)
Excess purchase price over carrying value of acquired assets	(26)	(7,887)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125
Cash distributions paid	(58,829)	(57,323)
Net cash (used in) provided by financing activities	(175,531)	8,014

Net increase in cash	3,159	—
Cash at beginning of period	27	15
Cash at end of period	$3,186	$15
Non-cash additions to property, plant and equipment	$938	$1,367

See accompanying notes to consolidated and condensed financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
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

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and nine months ended September 30, 2018 and 2017. See Note 4 for more information.

Correction of Immaterial Error. The third quarter and year to date amounts for 2017 have been revised to reflect a reclassification in the presentation of certain expenses associated with the manufacturing and shipping of product related to a location in the Partnership's Terminalling and Storage operating segment.  The reclassification resulted in a decrease in operating expenses from $45,072 to $43,552 and an increase in cost of products sold from $122,936 to $124,456 for the three months ended September 30, 2017, and a decrease in operating expenses from $114,564 to $109,478 and an increase in cost of products sold from $401,463 to $406,549 for the nine months ended September 30, 2017.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Lessor accounting under the new standard is substantially unchanged and the Partnership believes substantially all of our leases will continue to be classified as operating leases under the new standard. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Partnership will adopt this ASU beginning on January 1, 2019 and plans to elect the transition option provided under ASU 2018-11. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Partnership expects to elect the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The Partnership expects that this standard will have a material impact on its financial statements. While the Partnership continues to assess all of the effects of adoption, including evaluating its population of leases, the Partnership believes the most significant effects relate to (1) the recognition of a material amount of right-of-use ("ROU") assets and lease liabilities on its consolidated balance sheet and (2) providing significant new disclosures about the Partnership’s leasing activities. Refer to Note 9 - Leases of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for information about the Partnership's lease obligations.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Partnership expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those assets that qualify, the Partnership will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

NOTE 3. ACQUISITIONS

Acquisition of Terminalling Assets.    On February 22, 2017, the Partnership acquired 100% of the membership interests of MEH South Texas Terminals LLC ("MEH"), a subsidiary of Martin Resource Management, for a purchase price of $27,420 (the "Hondo Acquisition"), which was funded with borrowings under the Partnership's revolving credit facility. At the date of acquisition, MEH was in the process of constructing an asphalt terminal facility in Hondo, Texas (the "Hondo Terminal"), to serve the asphalt market in San Antonio, Texas and surrounding areas. This acquisition is considered a transfer of net assets between entities under common control. The acquisition of these assets was recorded at the historical carrying value of the assets at the acquisition date. The excess of the purchase price over the carrying value of the assets of $7,887 was recorded as an adjustment to "Partners' capital" during the nine months ended September 30, 2017. During 2018, the Partnership paid an additional $26 related to a purchase price true-up, which was recorded as a further adjustment to "Partners' capital" for the nine months ended September 30, 2018.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

NOTE 4. DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. In consideration for the sale of these assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three and nine months ended September 30, 2018 and 2017.

The operating results, which are included in income from discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total costs and expenses and other, net, excluding depreciation and amortization	$(89)	$(44)	$(247)	$(143)
Other operating income[1]	48,564	—	48,564	—
Equity in earnings	657	787	3,383	2,545
Income from discontinued operations before income taxes	49,132	743	51,700	2,402
Income tax expense	—	—	—	—
Income from discontinued operations, net of income taxes	$49,132	$743	$51,700	$2,402

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

2 Other operating income represents the gain on the disposition of the investment in WTLPG.

Long-Lived Assets Held for Sale

At September 30, 2018 and December 31, 2017, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	September 30, 2018	December 31, 2017

Terminalling and storage	$3,552	$4,152
Marine transportation	2,600	5,427
Assets held for sale	$6,152	$9,579

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Terminalling and storage segment
Lubricant product sales	$38,047	$30,861	$111,351	$96,421
Throughput and storage	24,354	25,752	72,508	75,105
	$62,401	$56,613	$183,859	$171,526
Natural gas services segment
Natural gas liquids product sales	$101,919	$83,831	$351,725	$284,154
Natural gas storage	11,232	14,253	40,392	43,756
	$113,151	$98,084	$392,117	$327,910
Sulfur service segment
Sulfur product sales	$13,932	$10,740	$36,248	$35,013
Fertilizer product sales	14,049	13,434	62,317	60,715
Sulfur services	2,787	2,850	8,361	8,550
	$30,768	$27,024	$106,926	$104,278
Marine transportation segment
Inland transportation	$11,338	$10,208	$32,236	$32,521
Offshore transportation	1,389	1,199	4,684	4,140
	$12,727	$11,407	$36,920	$36,661

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
September 30, 2018
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

The table includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2018	2019	2020	2021	2022	Thereafter	Total
Terminalling and storage
Throughput and storage	$12,569	$50,629	$49,330	$46,022	$41,505	$393,700	$593,755
Natural gas services
Natural gas storage	9,483	33,648	28,015	25,389	24,615	10,107	131,257
Sulfur services
Sulfur product sales	4,199	16,796	4,898	1,181	295	—	27,369
Marine transportation
Offshore transportation	1,564	6,205	6,069	—	—	—	13,838
Total	$27,815	$107,278	$88,312	$72,592	$66,415	$403,807	$766,219

NOTE 6. INVENTORIES

Components of inventories at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Natural gas liquids	$88,475	$47,462
Sulfur	8,340	8,436
Fertilizer	11,588	18,674
Lubricants	23,140	20,086
Other	2,516	2,594
	$134,059	$97,252

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

NOTE 7. INVESTMENT IN WEST TEXAS LPG PIPELINE L.P.

As discussed in Note 4, on July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG. Prior to the sale, the Partnership owned a 19.8% limited partnership and 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognized its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated and Condensed Balance Sheets. The Partnership accounted for its ownership interest in WTLPG under the equity method of accounting. As discussed in Note 4, the Partnership sold its 20% non-operating partnership interest to ONEOK on July 31, 2018.

Selected financial information for WTLPG during the period of ownership is as follows:

	As of July 31,			One Month Ended July 31,		Seven Months Ended July 31,
2018	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income	Revenues	Net Income
WTLPG	$928,349	$—	$868,894	$9,104	$3,283	$55,534	$16,642

	As of December 31,			Three Months Ended September 30,		Nine Months Ended September 30,
2017	Total Assets	Long-Term Debt	Members' Equity	Revenues	Net Income	Revenues	Net Income
WTLPG	$837,163	$—	$787,426	$22,009	$3,945	$63,148	$12,734

NOTE 8. LONG-TERM DEBT

At September 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
$664,444 Revolving credit facility at variable interest rate (5.19%[1] weighted average at September 30, 2018), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $4,221 and $4,986, respectively[2]	$325,779	$440,014
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $1,625 and $2,138, respectively, including unamortized premium of $726 and $956, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	372,901	372,618
Total long-term debt, net	$698,680	$812,632

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at September 30, 2018 and December 31, 2017 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at September 30, 2018 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of September 30, 2018 and December 31, 2017, respectively.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

3 The 2021 indenture restricts the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.

The Partnership paid cash interest, net of capitalized interest, in the amount of $20,551 and $18,578 for the three months ended September 30, 2018 and 2017, respectively.  The Partnership paid cash interest, net of capitalized interest, in the amount of $45,506 and $41,087 for the nine months ended September 30, 2018 and 2017, respectively.  Capitalized interest was $158 and $130 for the three months ended September 30, 2018 and 2017, respectively. Capitalized interest was $486 and $575 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other assets, net" were as follows:

	September 30, 2018	December 31, 2017
Customer contracts and relationships, net	$19,976	$25,252
Other intangible assets	1,408	1,752
Other	4,367	5,797
	$25,751	$32,801

Accumulated amortization of intangible assets was $46,825 and $39,462 at September 30, 2018 and December 31, 2017, respectively.

Components of "Other accrued liabilities" were as follows:

	September 30, 2018	December 31, 2017
Accrued interest	$3,980	$11,726
Asset retirement obligations	3,342	5,429
Property and other taxes payable	7,688	5,638
Accrued payroll	3,840	3,385
Other	26	162
	$18,876	$26,340

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

The schedule below summarizes the changes in our asset retirement obligations:

September 30, 2018

Beginning asset retirement obligations	$13,512
Revisions to existing liabilities[1]	4,756
Accretion expense	375
Liabilities settled	(4,921)
Ending asset retirement obligations	13,722
Current portion of asset retirement obligations[2]	(3,342)
Long-term portion of asset retirement obligations[3]	$10,380

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of September 30, 2018 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 485 barrels settling during the period from October 1, 2018 through December 31, 2018. At December 31, 2017, the Partnership had instruments totaling a gross notional quantity of 145 barrels settling during the period from January 31, 2018 through February 28, 2018. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

facility and its fixed rate senior unsecured notes. At September 30, 2018 and 2017, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$—	$—	Fair value of derivatives	$2,968	$72
Total derivatives not designated as hedging instruments		$—	$—		$2,968	$72

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended September 30, 2018 and 2017

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(2,267)	$—
Total effect of derivatives not designated as hedging instruments		$(2,267)	$—

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Nine Months Ended September 30, 2018 and 2017

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(198)	$(2,392)
Total effect of derivatives not designated as hedging instruments		$(198)	$(2,392)

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

NOTE 11. PARTNERS' CAPITAL

As of September 30, 2018, Partners’ capital consisted of 39,036,237 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

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

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three or nine months ended September 30, 2018 and 2017.

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
September 30, 2018
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Continuing operations:
Loss from continuing operations	$(9,686)	$(17,029)	$(6,682)	$(4,116)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—	—
Distributions payable on behalf of general partner interest	(96)	410	(175)	2,825
General partner interest in undistributed loss	(97)	(750)	41	(2,907)
Less income (loss) allocable to unvested restricted units	(7)	(40)	(4)	—
Limited partners’ interest in net loss	$(9,486)	$(16,649)	$(6,544)	$(4,034)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Discontinued operations:
Income from discontinued operations	$49,132	$743	$51,700	$2,402
Less general partner’s interest in net income (loss):
Distributions payable on behalf of IDRs	—	—	—	—
Distributions payable on behalf of general partner interest	488	(18)	1,352	(1,648)
General partner interest in undistributed loss	494	33	(318)	1,696
Less income (loss) allocable to unvested restricted units	34	2	33	—
Limited partners’ interest in net income	$48,116	$726	$50,633	$2,354

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

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average limited partner units outstanding	38,711,515	38,357,171	38,876,783	38,015,704
Dilutive effect of restricted units issued	26,586	—	12,298	—
Total weighted average limited partner diluted units outstanding	38,738,101	38,357,171	38,889,081	38,015,704

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three and nine months ended September 30, 2017 because the limited partners were allocated a net loss in this period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employees	$326	$85	$767	$426
Non-employee directors	26	28	105	92
Total unit-based compensation expense	$352	$113	$872	$518

All of the Partnership's outstanding awards at September 30, 2018 met the criteria to be treated under equity classification.

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
September 30, 2018
(Unaudited)

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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management on March 31, 2021. As of September 30, 2018, the Partnership is unable to ascertain if the performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the nine months ended September 30, 2018 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	98,750	$24.80
Granted (TBRU)	315,500	$13.89
Granted (PBRU)	317,925	$13.89
Vested	(80,550)	$27.71
Forfeited	(23,000)	$13.90
Non-Vested, end of period	628,625	$13.91

Aggregate intrinsic value, end of period	$7,292

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the nine months ended September 30, 2018 and 2017 is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Aggregate intrinsic value of units vested	$—	$—	$1,188	$135
Fair value of units vested	—	—	2,232	190

As of September 30, 2018, there was $3,519 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.59 years.

NOTE 13. RELATED PARTY TRANSACTIONS

As of September 30, 2018, Martin Resource Management owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of September 30, 2018, of approximately 15.7% of the Partnership’s outstanding limited partner units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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
September 30, 2018
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

Effective January 1, 2018, through December 31, 2018, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $4,104 and $4,104 of indirect expenses for the three months ended September 30, 2018 and 2017, respectively.  The Partnership reimbursed Martin Resource Management for $12,312 and $12,312 of indirect expenses for the nine months ended September 30, 2018 and 2017, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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
September 30, 2018
(Unaudited)

Management for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management.

Motor Carrier Agreement

Motor Carrier Agreement.  The Partnership is a party to a motor carrier agreement effective January 1, 2006, as amended, with Martin Transport, Inc.("MTI"), a wholly owned subsidiary of Martin Resource Management through which Martin Transport, Inc. operates its land transportation operations. Under the agreement, Martin Transport, Inc. agreed to transport the Partnership's NGLs as well as other liquid products.

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

Indemnification.  MTI has indemnified the Partnership against all claims arising out of the negligence or willful misconduct of MTI and its officers, employees, agents, representatives and subcontractors. The Partnership has indemnified MTI against all claims arising out of the negligence or willful misconduct of the Partnership and its officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of MTI and the Partnership, indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.

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
September 30, 2018
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

Sulfuric Acid Sales Agency Agreement. The Partnership was previously a party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC ("Saconix"), a limited liability company in which Martin Resource Management held a minority equity interest, purchased and marketed the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that was not consumed by the Partnership’s internal operations.  This agreement, as amended, was to remain in place until September 30, 2020 and automatically renew year to year thereafter until either party provided 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, the Partnership sold all of its excess sulfuric acid to Saconix, who then marketed and sold such acid to third-parties.  The Partnership shared in the profit of such sales. Effective May 31, 2018, Martin Resource Management no longer holds an equity interest in Saconix. These transactions are reported below as related party transactions during the period the equity interest was held. Transactions subsequent to Martin Resource Management's disposition of the equity interest will be reported as third party transactions.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Terminalling and storage	$19,619	$21,910	$60,151	$61,945
Marine transportation	4,009	4,098	11,727	12,610
Natural gas services	—	4	—	122
Product sales:
Natural gas services	—	101	19	1,043
Sulfur services	7	522	619	1,540
Terminalling and storage	173	205	610	399
	180	828	1,248	2,982
	$23,808	$26,840	$73,126	$77,659

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of products sold:
Natural gas services	$2,856	$3,033	$10,273	$14,836
Sulfur services	4,337	3,555	13,208	10,997
Terminalling and storage	7,392	4,817	21,959	14,003
	$14,585	$11,405	$45,440	$39,836

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Marine transportation	$5,574	$5,794	$16,895	$17,857
Natural gas services	2,202	2,256	6,633	6,724
Sulfur services	1,263	1,391	4,094	4,371
Terminalling and storage	5,012	6,417	14,152	19,734
	$14,051	$15,858	$41,774	$48,686

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative:
Marine transportation	$236	$11	$251	$26
Natural gas services	1,072	1,140	4,351	4,619
Sulfur services	699	648	2,018	1,905
Terminalling and storage	723	592	2,094	1,701
Indirect, including overhead allocation	4,104	4,104	12,339	12,312
	$6,834	$6,495	$21,053	$20,563

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated and Condensed Balance Sheets. Interest income for both the three months ended September 30, 2018 and 2017 was $0. Interest income for the nine months ended September 30, 2018 and 2017 was $0 and $943, respectively, and is included in "Interest expense, net" in the Consolidated and Condensed Statements of Operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

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

Three Months Ended September 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$64,002	$(1,601)	$62,401	$9,311	$3,734	$4,372
Natural gas services	113,151	—	113,151	5,316	289	948
Sulfur services	30,768	—	30,768	2,113	2,130	1,489
Marine transportation	13,570	(843)	12,727	2,001	1,762	2,119
Indirect selling, general and administrative	—	—	—	—	(4,388)	—
Total	$221,491	$(2,444)	$219,047	$18,741	$3,527	$8,928

Three Months Ended September 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$57,805	$(1,192)	$56,613	$10,192	$(7,047)	$8,634
Natural gas services	98,310	(226)	98,084	6,274	7,072	4,383
Sulfur services	27,024	—	27,024	2,020	(546)	862
Marine transportation	12,400	(993)	11,407	1,800	474	1
Indirect selling, general and administrative	—	—	—	—	(4,391)	—
Total	$195,539	$(2,411)	$193,128	$20,286	$(4,438)	$13,880

Nine Months Ended September 30, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$188,299	$(4,440)	$183,859	$31,160	$8,195	$8,964
Natural gas services	392,117	—	392,117	15,921	21,585	4,000
Sulfur services	106,926	—	106,926	6,263	12,170	4,003
Marine transportation	38,766	(1,846)	36,920	5,498	4,278	12,247
Indirect selling, general and administrative	—	—	—	—	(12,965)	—
Total	$726,108	$(6,286)	$719,822	$58,842	$33,263	$29,214

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

Nine Months Ended September 30, 2017	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$175,944	$(4,418)	$171,526	$35,996	$(5,896)	$21,859
Natural gas services	328,136	(226)	327,910	18,640	29,868	6,580
Sulfur services	104,278	—	104,278	6,083	16,516	1,593
Marine transportation	38,958	(2,297)	36,661	5,229	2,852	1,113
Indirect selling, general and administrative	—	—	—	—	(13,083)	—
Total	$647,316	$(6,941)	$640,375	$65,948	$30,257	$31,145

The Partnership's assets by reportable segment as of September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
Total assets:
Terminalling and storage	$314,124	$326,920
Natural gas services	567,912	704,524
Sulfur services	111,689	120,790
Marine transportation	107,324	101,264
Total assets	$1,101,049	$1,253,498

NOTE 15. COMMITTMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012, beginning in the second quarter of 2015, Martin Resource Management has reimbursed the Partnership $750 per quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments were the result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments were considered to be a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and were recorded as an adjustment to "Partners' capital" in each quarter in which the payments were made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the nine months ended September 30, 2017, the Partnership received $1,125, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

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
September 30, 2018
(Unaudited)

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

Commitments

The Partnership has non-cancelable revenue arrangements that are not under the scope of ASC 606 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of September 30, 2018, are as follows: 2018 - $6,282; 2019 - $18,547; 2020 - $15,207; 2021 - $12,479; 2022 - $12,479; subsequent years - $71,241.

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	September 30, 2018	December 31, 2017
Commodity derivative contracts, net	$(2,968)	$(72)

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$372,901	$375,583	$372,618	$381,657

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
September 30, 2018
(Unaudited)

NOTE 19. SUBSEQUENT EVENTS

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, the Operating Partnership entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management Corporation (“MRMC”) to acquire all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of MRMC which operates a trucking company that transports petroleum products, liquid petroleum gas, chemicals, sulfur and other products for total consideration of $135,000 with a $10,000 earn-out based on certain performance thresholds, subject to certain post-closing adjustments. The transaction is expected to close in January of 2019. The Stock Purchase Agreement contains customary representations and warranties.

Quarterly Distribution. On October 18, 2018, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2018 to unitholders of record as of November 7, 2018.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of September 30, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Significant Recent Developments

Divestiture of WTLPG Partnership Interest. On July 31, 2018, we completed the sale of our 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. In consideration of the sale of these assets, we received cash proceeds of $195.0 million at closing, before transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under our revolving credit facility. Accordingly, capital expenditures forecasted is reduced due to the sale of WTLPG by approximately $24.2 million for the remainder of 2018. In conjunction with the sale of the WTLPG, we have amended our revolving credit facility which included, among other things, revising our existing leverage covenants.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

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

Subsequent Events

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management to acquire all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of Martin Resource Management which operates a trucking company that transports petroleum products, liquid petroleum gas, chemicals, sulfur and other products for total consideration of $135.0 million with a $10.0 million earn-out based on certain performance thresholds, subject to certain post-closing adjustments. The Stock Purchase Agreement contains customary representations and warranties. Martin Resource Management has owned and operated MTI or its predecessor for over 40 years and is integral to our routine movements of sulfur and NGL’s. Based on operational estimates and current transportation market conditions, this drop-down from our general partner will provide strategic long-term growth for the Partnership. We expect this transaction to close in January of 2019.

Quarterly Distribution. On October 18, 2018, we declared a quarterly cash distribution of $0.50 per common unit for the third quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on November 14, 2018 to unitholders of record as of November 7, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2017. The following table evaluates the potential impact of estimates utilized during the periods ended September 30, 2018 and 2017:

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
	Our impairment analyses require management to use judgment in estimating future cash flows and useful lives, as well as assessing the probability of different outcomes.	No impairment of long-lived assets was recorded during the three and nine months ended September 30, 2018 or 2017.
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
If actual results differ from judgments and assumptions used in valuing an ARO, we may experience significant changes in ARO balances. The establishment of an ARO has no initial impact on earnings. During the nine months ended September 30, 2018, we made upward revisions to our asset retirement obligations in the amount of $4.8 million.

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

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $31.4 million of direct costs and expenses for the three months ended September 30, 2018 compared to $29.7 million for the three months ended September 30, 2017. We reimbursed Martin Resource Management for $95.9 million of direct costs and expenses for the nine months ended September 30, 2018 compared to $96.8 million for the nine months ended September 30, 2017. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For both the three months ended September 30, 2018 and 2017, the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee") approved reimbursement amounts of $4.1 million. For both the nine months ended September 30, 2018 and 2017, the Conflicts Committee approved reimbursement amounts of $12.3 million. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% of our total cost of products sold during both the three months ended September 30, 2018 and 2017. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 9% and 10% of our total cost of products sold during the nine months ended September 30, 2018 and 2017, respectively. We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 11% and 14% of our total revenues for the three months ended September 30, 2018 and 2017, respectively. Our sales to Martin Resource Management accounted for approximately 10% and 12% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three and nine months ended September 30, 2018 and 2017.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$39,446	$(16,286)	$45,018	$(1,714)
Less: Income from discontinued operations, net of income taxes	(49,132)	(743)	(51,700)	(2,402)
Loss from continuing operations	(9,686)	(17,029)	(6,682)	(4,116)
Adjustments:
Interest expense, net	13,140	12,538	39,591	34,677
Income tax expense	91	108	372	301
Depreciation and amortization	18,741	20,286	58,842	65,948
EBITDA	22,286	15,903	92,123	96,810
Adjustments:
(Gain) loss on sale of property, plant and equipment	384	187	876	327
Unrealized mark-to-market on commodity derivatives	2,396	—	2,896	(4,037)
Hurricane damage repair accrual	—	3,725	—	3,725
Asset retirement obligation revision	—	5,547	—	5,547
Unit-based compensation	352	113	872	518
Adjusted EBITDA	25,418	25,475	96,767	102,890
Adjustments:
Interest expense, net	(13,140)	(12,538)	(39,591)	(34,677)
Income tax expense	(91)	(108)	(372)	(301)
Amortization of debt premium	(77)	(77)	(230)	(230)
Amortization of deferred debt issuance costs	874	725	2,563	2,170
Payments for plant turnaround costs	(879)	8	(879)	(1,583)
Maintenance capital expenditures	(5,247)	(5,208)	(16,619)	(12,494)
Distributable Cash Flow	$6,858	$8,277	$41,639	$55,775

Results of Operations

The results of operations for the three and nine months ended September 30, 2018 and 2017 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three and nine months ended September 30, 2018 and 2017.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2018	(in thousands)
Terminalling and storage	$64,002	$(1,601)	$62,401	$4,736	$(1,002)	$3,734
Natural gas services	113,151	—	113,151	(663)	952	289
Sulfur services	30,768	—	30,768	3,092	(962)	2,130
Marine transportation	13,570	(843)	12,727	750	1,012	1,762
Indirect selling, general and administrative	—	—	—	(4,388)	—	(4,388)
Total	$221,491	$(2,444)	$219,047	$3,527	$—	$3,527

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended September 30, 2017	(in thousands)
Terminalling and storage	$57,805	$(1,192)	$56,613	$(6,455)	$(592)	$(7,047)
Natural gas services	98,310	(226)	98,084	6,529	543	7,072
Sulfur services	27,024	—	27,024	567	(1,113)	(546)
Marine transportation	12,400	(993)	11,407	(688)	1,162	474
Indirect selling, general and administrative	—	—	—	(4,391)	—	(4,391)
Total	$195,539	$(2,411)	$193,128	$(4,438)	$—	$(4,438)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2018	(in thousands)
Terminalling and storage	$188,299	$(4,440)	$183,859	$11,104	$(2,909)	$8,195
Natural gas services	392,117	—	392,117	19,090	2,495	21,585
Sulfur services	106,926	—	106,926	14,376	(2,206)	12,170
Marine transportation	38,766	(1,846)	36,920	1,658	2,620	4,278
Indirect selling, general and administrative	—	—	—	(12,965)	—	(12,965)
Total	$726,108	$(6,286)	$719,822	$33,263	$—	$33,263

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Nine Months Ended September 30, 2017	(in thousands)
Terminalling and storage	$175,944	$(4,418)	$171,526	$(3,220)	$(2,676)	$(5,896)
Natural gas services	328,136	(226)	327,910	27,396	2,472	29,868
Sulfur services	104,278	—	104,278	19,173	(2,657)	16,516
Marine transportation	38,958	(2,297)	36,661	(9)	2,861	2,852
Indirect selling, general and administrative	—	—	—	(13,083)	—	(13,083)
Total	$647,316	$(6,941)	$640,375	$30,257	$—	$30,257

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands, except BBL per day)
Revenues:
Services	$25,955	$26,944	$(989)	(4)%
Products	38,047	30,861	7,186	23%
Total revenues	64,002	57,805	6,197	11%

Cost of products sold	34,400	27,971	6,429	23%
Operating expenses	13,890	24,242	(10,352)	(43)%
Selling, general and administrative expenses	1,304	1,668	(364)	(22)%
Depreciation and amortization	9,311	10,192	(881)	(9)%
	5,097	(6,268)	11,365	181%
Other operating loss	(361)	(187)	(174)	(93)%
Operating income (loss)	$4,736	$(6,455)	$11,191	173%

Lubricant sales volumes (gallons)	6,326	5,217	1,109	21%
Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	41,666	(21,666)	(52)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $1.0 million, of which $1.5 million was primarily a result of decreased throughput fees at our shore-based terminals, offset by a $0.4 million increase in throughput fees at our specialty terminals.

Products revenues. A 36% increase in sales volumes combined with a 6% increase in average sales price at our blending and packaging facilities resulted in a $6.9 million increase to products revenues.

Cost of products sold.  A 36% increase in sales volumes combined with a 10% increase in average cost per gallon at our blending and packaging facilities resulted in a $6.1 million increase in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $7.2 million, primarily due to the 2017 period including an increase in the accrual related to asset retirement obligations of $5.5 million and $1.1 million related to hurricane expenses. Operating expenses at our specialty terminals decreased $3.3 million primarily due to the 2017 period including $3.5 million in hurricane expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased primarily as a result of decreased legal expenses.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities offset by recent capital expenditures.

Other operating income (loss).  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands, except BBL per day)
Revenues:
Services	$76,949	$79,523	$(2,574)	(3)%
Products	111,350	96,421	14,929	15%
Total revenues	188,299	175,944	12,355	7%

Cost of products sold	101,498	87,139	14,359	16%
Operating expenses	40,246	51,402	(11,156)	(22)%
Selling, general and administrative expenses	3,894	4,437	(543)	(12)%
Depreciation and amortization	31,160	35,996	(4,836)	(13)%
	11,501	(3,030)	14,531	480%
Other operating loss	(397)	(190)	(207)	(109)%
Operating income (loss)	$11,104	$(3,220)	$14,324	445%

Lubricant sales volumes (gallons)	18,644	15,912	2,732	17%
Shore-based throughput volumes (guaranteed minimum) (gallons)	60,000	124,998	(64,998)	(52)%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $2.6 million, of which $6.8 million was primarily a result of decreased throughput fees at our shore-based terminals, offset by a $3.8 million increase primarily as a result of the Hondo asphalt plant being put into service.

Products revenues. A 42% increase in sales volumes combined with a 1% increase in average sales price at our blending and packaging facilities resulted in an $18.7 million increase to products revenues. Offsetting this increase was a 7% decrease in sales volume at our shore based terminals resulting in a $3.6 million decrease in products revenues.

Cost of products sold.  A 42% increase in sales volumes combined with a 10% increase in average cost per gallon at our blending and packaging facilities resulted in an $18.2 million increase in cost of products sold. Offsetting this increase was a 7% decrease in sales volume at our shore based terminals resulting in a $3.9 million decrease in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $8.7 million primarily due to the 2017 period including an increase in the accrual related to asset retirement obligations of $5.5 million and $1.1 million related to hurricane expenses. Additionally, lease expense decreased $1.1 million as a result of closing several facilities. Operating expenses at our specialty terminals decreased $2.6 million, primarily due to the 2017 period including $3.4 million in hurricane expenses. Offsetting this decrease was a $0.9 million increase in labor and burden, primarily due to a full period of Hondo operations.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased primarily as a result of decreased legal expenses.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$11,232	$14,253	$(3,021)	(21)%
Products	101,919	84,057	17,862	21%
Total revenues	113,151	98,310	14,841	15%

Cost of products sold	100,298	78,138	22,160	28%
Operating expenses	6,162	5,528	634	11%
Selling, general and administrative expenses	2,038	1,843	195	11%
Depreciation and amortization	5,316	6,274	(958)	(15)%
	(663)	6,527	(7,190)	(110)%
Other operating income	—	2	(2)	(100)%
Operating income (loss)	$(663)	$6,529	$(7,192)	(110)%

NGL sales volumes (Bbls)	1,774	1,943	(169)	(9)%

Services Revenues. The decrease in services revenue is primarily due to lower re-contracting rates at our natural gas storage facilities.

Products Revenues. Our average sales price per barrel increased $14.19, or 33%, resulting in an increase to products revenues of $27.6 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 9%, decreasing products revenues by $9.7 million.

Cost of products sold.  Our average cost per barrel increased $16.32, or 41%, increasing cost of products sold by $31.7 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 9% resulted in a $9.5 million decrease to cost of products sold. Our margins decreased $2.13 per barrel, or 70%, during the period.

Operating expenses.  Operating expenses increased $0.6 million at our natural gas storage facilities, primarily due to increased repairs and maintenance.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased property tax expense.

Depreciation and amortization. Depreciation and amortization decreased $1.0 million primarily due to decreases in amortization related to contracts acquired as part of the purchase of Cardinal.

Other operating income (loss).  Other operating income represents gains and losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$40,392	$43,756	$(3,364)	(8)%
Products	351,725	284,380	67,345	24%
Total revenues	392,117	328,136	63,981	19%

Cost of products sold	332,440	258,444	73,996	29%
Operating expenses	17,837	16,753	1,084	6%
Selling, general and administrative expenses	6,709	6,910	(201)	(3)%
Depreciation and amortization	15,921	18,640	(2,719)	(15)%
	19,210	27,389	(8,179)	(30)%
Other operating income (loss)	(120)	7	(127)	(1,814)%
Operating income	$19,090	$27,396	$(8,306)	(30)%

NGL sales volumes (Bbls)	6,958	6,547	411	6%

Services Revenues. The decrease in services revenue is primarily due to $4.9 million in lower firm storage re-contracting rates at our natural gas storage facilities, offset by increases of $0.8 million in fuel revenue and $0.7 million in firm wheeling revenue.

Products Revenues. Our average sales price per barrel increased $7.11, or 16%, resulting in an increase to products revenues of $46.5 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes increased 6%, increasing products revenues by $20.8 million.

Cost of products sold.  Our average cost per barrel increased $8.30, or 21%, increasing cost of products sold by $54.4 million.  The increase in average cost per barrel was a result of an increase in market prices.  The increase in sales volume of 6% resulted in a $19.6 million increase to cost of products sold. Our margins decreased $1.19 per barrel, or 30%, during the period.

Operating expenses.  Operating expenses increased $1.1 million at our natural gas storage facilities, primarily as a result of an increase of $0.4 million in supplies and maintenance, $0.3 million in park and loan expense, $0.3 million in insurance related expenses, $0.3 million in increased utility expense and $0.1 million in professional fees. These increases are offset by $0.3 million in decreased property taxes.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $2.7 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$2,787	$2,850	$(63)	(2)%
Products	27,981	24,174	3,807	16%
Total revenues	30,768	27,024	3,744	14%

Cost of products sold	21,454	19,807	1,647	8%
Operating expenses	2,960	3,557	(597)	(17)%
Selling, general and administrative expenses	1,149	1,071	78	7%
Depreciation and amortization	2,113	2,020	93	5%
	3,092	569	2,523	443%
Other operating loss	—	(2)	2	100%
Operating income	$3,092	$567	$2,525	445%

Sulfur (long tons)	166	198	(32)	(16)%
Fertilizer (long tons)	50	52	(2)	(4)%
Total sulfur services volumes (long tons)	216	250	(34)	(14)%

Services revenues.  Services revenues remained relatively consistent.

Products revenues.  Products revenues increased $8.2 million as a result of a 34% increase in average sales price. A 14% decline in sales volumes, primarily attributable to a 16% decrease in sulfur volumes, resulted in an offsetting $4.4 million decrease.

Cost of products sold.  A 25% increase in average cost of products sold per ton increased cost of products sold by $5.0 million. Margin per ton increased $12.75, or 73%. A 14% decrease in sales volumes caused an offsetting decrease to cost of products sold of $3.4 million.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.5 million reduction in compensation expense and $0.1 million reduction in lease expense.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.   Depreciation and amortization remained relatively consistent.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$8,361	$8,550	$(189)	(2)%
Products	98,565	95,728	2,837	3%
Total revenues	106,926	104,278	2,648	3%

Cost of products sold	74,270	65,678	8,592	13%
Operating expenses	8,801	10,221	(1,420)	(14)%
Selling, general and administrative expenses	3,230	3,099	131	4%
Depreciation and amortization	6,263	6,083	180	3%
	14,362	19,197	(4,835)	(25)%
Other operating income (loss)	14	(24)	38	158%
Operating income	$14,376	$19,173	$(4,797)	(25)%

Sulfur (long tons)	520	607	(87)	(14)%
Fertilizer (long tons)	231	217	14	6%
Total sulfur services volumes (long tons)	751	824	(73)	(9)%

Services revenues.  Services revenues decreased $0.2 million as a result of renegotiation of contract terms effective January 2018.

Products revenues.  Products revenue decreased $9.6 million as a result of a 9% decline in sales volumes, primarily attributable to a 14% decrease in sulfur volumes. A 13% increase in average sales price resulted in an offsetting increase of $12.4 million.

Cost of products sold.  A 24% increase in average cost of products sold per ton increased cost of products sold by $15.8 million., which included a one-time negative inventory adjustment of $2.9 million as a result of the implementation of three-dimensional (3D) stockpile measurement scanning technology. Margin per ton decreased $4.12, or 11%. A 9% decrease in sales volumes caused an offsetting reduction to cost of products sold of $7.2 million.

Operating expenses.  Our operating expenses decreased primarily as a result of a $1.1 million reduction in compensation expense and $0.3 million in lower property taxes. An additional decrease of $0.2 million and $0.1 million is due to a reduction in leases and utilities, respectively. An offsetting increase of $0.3 million resulted from a combined increase in marine fuel and lube and insurance claims.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million due to increased compensation expense.

Depreciation and amortization.   Increased as a result of recent capital expenditures.

Other operating income (loss).  Other operating income (loss) represents gains and losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$13,570	$12,400	$1,170	9%
Operating expenses	10,418	11,176	(758)	(7)%
Selling, general and administrative expenses	378	112	266	238%
Depreciation and amortization	2,001	1,800	201	11%
	773	(688)	1,461	212%
Other operating loss	(23)	—	(23)
Operating income (loss)	$750	$(688)	$1,438	209%

Revenues.  This increase is primarily related to an increase in pass-through revenue (primarily fuel) of $0.9 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $0.6 million, lease expense of $0.3 million, repairs and maintenance of $0.2 million, and insurance premiums of $0.2 million. These decreases were offset by an increase in pass through expenses (primarily fuel) of $0.9 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$38,766	$38,958	$(192)	—%
Operating expenses	30,696	33,331	(2,635)	(8)%
Selling, general and administrative expenses	541	287	254	89%
Depreciation and amortization	5,498	5,229	269	5%
	$2,031	$111	$1,920	1,730%
Other operating loss	(373)	(120)	(253)	(211)%
Operating income (loss)	$1,658	$(9)	$1,667	18,522%

Revenues.  A decrease of $3.7 million is attributable to revenue related to equipment sold or being classified as idle or held for sale. Additionally, a $1.3 million offsetting increase in inland revenue was primarily related to new equipment being placed in service. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $1.6 million. Offshore revenue increased $0.7 million as a result of increased utilization.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased compensation expense of $1.6 million, lease expense of $0.9 million, repairs and maintenance of $0.8 million, outside services of $0.3 million, and insurance related costs of $0.4 million. These decreases were offset by an increase in pass through expenses (primarily fuel) of $1.6 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to increased compensation expense.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$5,029	$4,832	$197	4%
7.25% Senior notes	6,851	6,851	—	—%
Amortization of deferred debt issuance costs	874	725	149	21%
Amortization of debt discount	(77)	(77)	—	—%
Other	636	343	293	85%
Capitalized interest	(158)	(130)	(28)	(22)%
Interest income	(15)	(6)	(9)	(150)%
Total interest expense, net	$13,140	$12,538	$602	5%

Comparative Components of Interest Expense, Net for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$16,006	$12,931	$3,075	24%
7.25% Senior notes	20,175	20,175	—	—%
Amortization of deferred debt issuance costs	2,563	2,170	393	18%
Amortization of debt premium	(230)	(230)	—	—%
Other	1,578	1,155	423	37%
Capitalized interest	(486)	(575)	89	15%
Interest income	(15)	(949)	934	98%
Total interest expense, net	$39,591	$34,677	$4,914	14%

Indirect Selling, General and Administrative Expenses

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017			2018	2017
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$4,388	$4,391	$(3)	—%	$12,965	$13,083	$(118)	(1)%

Indirect selling, general and administrative expenses remained consistent for both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Variance	Percent Change	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017			2018	2017
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$4,104	$4,104	$—	—%	$12,312	$12,312	$—	—%

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

Recent Debt Financing Activity

Credit Facility Amendment. In conjunction with the sale of the West Texas LPG Pipeline, we have amended our revolving credit facility which included, among other things, revising our existing leverage covenants.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2019.

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

Cash Flows - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table details the cash flow changes between the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Variance	Percent Change
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$32,541	$27,557	$4,984	18%
Investing activities	146,149	(35,571)	181,720	511%
Financing activities	(175,531)	8,014	(183,545)	(2,290)%
Net increase in cash and cash equivalents	$3,159	$—	$3,159

Net cash provided by operating activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2018 includes an $8.6 million favorable variance in working capital and a $1.1 million increase in other non-cash charges. Offsetting was a decrease in operating results of $2.6 million and an unfavorable variance in other non-current assets and liabilities of $1.3 million. Net cash received from discontinued operating activities decreased $0.8 million.

Net cash provided by investing activities. Net cash provided by investing activities for the nine months ended September 30, 2018 increased primarily as a result of a $177.4 million increase in net cash provided by discontinued investing activities. Additionally, a decrease in cash used in investing activities as a result of the acquisition of certain asphalt terminalling assets from Martin Resource Management in 2017, compared to no acquisitions in 2018, resulted in an increase of $19.5 million. Offsetting was a $15.0 million decline in proceeds received resulting from repayment of the Note receivable - affiliate in 2017 as compared to none in 2018 and a $0.3 million decline in proceeds received as a result of higher sales of property, plant and equipment in 2017. Further, an increase of $0.8 million is due to higher payments for capital expenditures and plant turnaround costs in 2018.

Net cash used in financing activities. Net cash used in financing activities increased for the nine months ended September 30, 2018 as a result of an increase in net repayments of long-term borrowings of $135.0 million as well as a decrease in proceeds received from the issuance of common units (including the related general partner contribution) of $52.3 million. Also contributing was an increase in cash distributions paid of $1.5 million and an additional $1.2 million in costs associated with our credit facility amendment. Offsetting was a decrease in cash used of $6.7 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

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

The following table summarizes our capital expenditure activity, excluding amounts paid for acquisitions, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Expansion capital expenditures	$2,802	$2,750	$11,716	$17,068
Maintenance capital expenditures	5,247	5,208	16,619	12,494
Plant turnaround costs	879	(8)	879	1,583
Total	$8,928	$7,950	$29,214	$31,145

Expansion capital expenditures were made primarily in our Terminalling and Storage and Natural Gas Services segments during the three months ended September 30, 2018 on certain ongoing organic growth projects. Expansion capital expenditures were made primarily in our Marine Transportation, Terminalling and Storage, and Natural Gas Services segments during the nine months ended September 30, 2018 on certain ongoing organic growth projects. Maintenance capital expenditures were made primarily in our Marine Transportation and Terminalling and Storage segment for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, plant turnaround costs relate to our fertilizer manufacturing facilities.

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

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of September 30, 2018, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$330,000	$—	$330,000	$—	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	16,892	6,152	10,740	—	—
Operating leases	24,501	6,885	7,407	2,724	7,485
Interest payable on fixed long-term debt obligations	64,364	27,101	37,263	—	—
Total contractual cash obligations	$809,557	$40,138	$759,210	$2,724	$7,485

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At September 30, 2018, we had outstanding irrevocable letters of credit in the amount of $26.3 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At September 30, 2018, we maintained a $664.4 million credit facility. This facility was most recently amended on July 24, 2018, which included, among other things, revising our existing leverage covenants.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

As of September 30, 2018, we had $330.0 million outstanding under the revolving credit facility and $26.3 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $308.1 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of September 30, 2018, we have the ability to borrow approximately $40.3 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the nine months ended September 30, 2018, the level of outstanding draws on our credit facility has ranged from a low of $290.0 million to a high of $500.0 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of September 30, 2018:

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

At September 30, 2018, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at September 30, 2018 is 3.00%.

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

We are in compliance with all debt covenants as of September 30, 2018 and expect to be in compliance for the next twelve months.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our natural gas storage division of the Natural Gas Services segment provides stable cash flows and is not generally subject to seasonal demand factors. Additionally, our Terminalling and Storage and Marine Transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.  However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Marine Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations for the nine months ended September 30, 2018 or 2017.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the nine months ended September 30, 2018 or 2017.

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

We have entered into hedging transactions as of September 30, 2018 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 485,000 barrels settling during the period from October 1, 2018 through December 31, 2018. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at September 30, 2018 in "Fair value of derivatives" as a current liability of $3.0 million. Based on the current net notional volume hedged as of September 30, 2018, a $0.10 change in the expected settlement price of these contracts would result in a corresponding decrease in net income of approximately $2.0 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.19% as of September 30, 2018.  Based on the amount of unhedged floating rate debt owed by us on September 30, 2018, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $3.3 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $375.6 million as of September 30, 2018, based on market prices of similar debt at September 30, 2018.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $4.0 million decrease in the fair value of our long-term debt at September 30, 2018.

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

During 2017 we began implementation of a new enterprise resource planning ("ERP") system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. During the nine months ended September 30, 2018, we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and this initial deployment will require testing for effectiveness throughout 2018. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

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

Other than as described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 10/24/2018	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer