Form 10-K
period 2018-12-31
MARTIN MIDSTREAM PARTNERS LP
filed 2019-02-19
CIK 1176334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One	Annual Report Pursuant to Section 13 or 15(d) of the
☒	Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
 Yes ☒                        No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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
Yes ☐                        No ☒

As of June 30, 2018, 39,052,237 common units were outstanding.  The aggregate market value of the common units held by non-affiliates of the registrant as of such date approximated $454,540,329 based on the closing sale price on that date.  There were 39,049,181 of the registrant’s common units outstanding as of February 19, 2019.

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Martin Resource Management has operated our business since 2002.  Martin Resource Management began operating our natural gas services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. Over the last 10 years, Martin Resource Management has increased the size of our asset base through expansions and strategic acquisitions.

Primary Business Segments

Our primary business segments can be generally described as follows:

•
Terminalling and Storage.  We own or operate 19 marine shore-based terminal facilities and 14 specialty terminal facilities located primarily in the U.S. Gulf Coast region that provide storage, refining, blending, packaging, and handling services for producers and suppliers of petroleum products and by-products, including the refining of naphthenic crude oil and the blending and packaging of various grades and quantities of industrial, commercial, and automotive lubricants and greases. Our facilities and resources provide us with the ability to handle various products that require specialized treatment, such as molten sulfur and asphalt. We also provide land rental to oil and gas companies along with storage and handling services for lubricants and fuels. We provide these terminalling and storage services on a fee basis primarily under long-term contracts. A significant portion of the contracts in this segment provide for minimum fee arrangements that are not based on the volumes handled.

•
Natural Gas Services.  We distribute natural gas liquids ("NGLs"). We purchase NGLs primarily from refineries and natural gas processors. We store and transport NGLs for wholesale deliveries to refineries, industrial NGL users in Texas and the Southeastern U.S, and propane retailers. We own an NGL pipeline, which spans approximately 200 miles from Kilgore, Texas to Beaumont, Texas. We own approximately 2.4 million barrels of underground storage capacity for NGLs. Additionally, we own 100% of the interests in Cardinal Gas Storage Partners LLC ("Cardinal"), which is focused on the operation and management of natural gas storage facilities across northern Louisiana and Mississippi.

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

•
Marine Transportation.  We operate a fleet of 31 inland marine tank barges, 17 inland push boats and one offshore tug and barge unit that transport petroleum products and by-products largely in the U.S. Gulf Coast region. We provide these transportation services on a fee basis primarily under annual contracts, and many of our customers have long standing contractual relationships with us. Our modernized asset base is attractive both to our existing customers as well as potential new customers. In addition, our fleet contains several vessels that reflect our focus on specialty products.

Significant Recent Developments

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management to acquire all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of Martin Resource Management which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns twenty-three terminals located throughout the Gulf Coast and Midwest for total consideration of $135.0 million with a $10.0 million earn-out based on certain performance thresholds. Additionally, a post-closing working capital adjustment was finalized on January 28, 2019 which included additional consideration paid to Martin Resource Management of $2.2 million. The Stock Purchase Agreement contained customary representations and warranties. Martin Resource Management has owned and operated MTI or its predecessor for over 40 years and MTI is integral to our routine movements of sulfur and NGL’s. Based on operational estimates and current transportation market conditions, this drop-down from our general partner will provide strategic long-term growth for the Partnership. This transaction closed January 2, 2019 and was effective as of January 1, 2019. As of January 1, 2019, Martin Resource Management will no longer provide land transportation services.

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

Credit Facility Amendment. On February 21, 2018, we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the previously announced WTLPG expansion project. Starting in the first quarter of 2018, the amendment provided short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory. In conjunction with the sale of WTLPG on July 31, 2018, we amended our revolving credit facility which included, among other things, further revising our leverage covenants from the February 21, 2018 amendment (discussed in detail above).  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

Subsequent Events

Quarterly Distribution. On January 17, 2019, we declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on February 14, 2019 to unitholders of record as of February 7, 2019.

Our Growth Strategy

The key components of our growth strategy are:

•
Pursue Organic Growth Projects. We continually evaluate economically attractive organic expansion opportunities in existing areas of operation that will allow us to leverage our existing market position and increase the distributable cash flow from our existing assets through improved utilization and efficiency.

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

Specialty Petroleum Terminals.  We own or operate 12 terminalling facilities providing storage, handling and transportation of various petroleum products and by-products. The locations and capabilities of our terminals are structured to complement our other businesses and reflect our strategy to provide a broad range of integrated services in the storage, handling and transportation of products. We developed our terminalling and storage assets by acquisition and upgrades of existing facilities as well as developing our own properties strategically located near rail, waterways and pipelines. We anticipate further expansion of our terminalling facilities through both acquisition and organic growth.

At the Neches and Stanolind terminals, our customers are primarily energy or petrochemical companies. We charge either a fixed monthly fee or a throughput fee for the use of our facilities based on the capacity of the applicable tank. We conduct a substantial portion of our terminalling and storage operations under long-term contracts, which enhances the stability and predictability of our operations and cash flow. We attempt to balance our short-term and long-term terminalling contracts in order to allow us to maintain a consistent level of cash flow while maintaining flexibility to earn higher storage revenues when demand for storage space increases. In addition, a significant portion of the contracts for our specialty terminals provide for minimum fee arrangements that are not based on the volume handled.

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

The following is a summary description of our shore-based specialty terminals:

Terminal	Location	Aggregate Capacity (in barrels)	Products	Description
Tampa (1)	Tampa, Florida	719,000	Asphalt and fuel oil	Marine terminal, loading/unloading for vessels, barges, railcars and trucks
Stanolind	Beaumont, Texas	593,000	Asphalt, crude oil, sulfur, sulfuric acid and fuel oil	Marine terminal, marine dock for loading/unloading of vessels, barges, railcars and trucks
Neches (2)	Beaumont, Texas	548,000	Molten sulfur, formed sulfur, ammonia, asphalt, fuel oil, crude oil and sulfur-based fertilizer	Marine terminal, loading/unloading for vessels, barges, railcars and trucks

(1)
This terminal is located on land owned by the Tampa Port Authority that was leased to us under a 10-year lease that expires in December 2021. This lease may be extended at the option of the tenant for one option period of five years.

(2)
The Neches terminal is a deep water marine terminal located near Beaumont, Texas, on approximately 50 acres of land owned by us, and an additional 96 acres leased to us under terms of a 20-year lease commencing May 1, 2014 with three five-year options.

The following is a summary description of our non shore-based specialty terminals:

Terminal	Location	Aggregate Capacity	Products	Description
Smackover Refinery	Smackover, Arkansas	7,700 barrels per day; 275,000 barrels of crude bulk storage; 647,000 barrels of lubricant storage	Naphthenic lubricants, distillates, asphalt, crude oil	Crude refining facility
Martin Lubricants	Smackover, Arkansas	3.9 million gallons bulk storage	Agricultural, automotive, and industrial lubricants and grease	Lubricants packaging facility
Martin Lubricants (1)	Kansas City, Missouri	0.2 million gallons of bulk storage	Automotive, commercial and industrial greases	Grease manufacturing and packaging facility
Martin Lubricants	Houston, Texas	0.2 million gallons of bulk storage	Post tension greases	Grease manufacturing and packaging facility
Hondo Asphalt	Hondo, Texas	182,000 barrels	Asphalt	Asphalt processing and storage
South Houston Asphalt	Houston, Texas	95,000 barrels	Asphalt	Asphalt processing and storage
Port Neches Asphalt	Port Neches, Texas	24,000 barrels	Asphalt	Asphalt processing and storage
Omaha Asphalt	Omaha, Nebraska	112,000 barrels	Asphalt	Asphalt processing and storage
Spindletop	Beaumont, Texas	90,000 barrels	Natural gasoline	Pipeline receipts and shipments

(1)	This terminal contains a warehouse owned by third parties and leased under a lease that expires in December 2020 and can be extended by us for two successive five-year periods.

Marine Shore-Based Terminals.  We own or operate 19 marine shore-based terminals along the Gulf Coast from Theodore, Alabama to Corpus Christi, Texas.   Our terminalling assets are located at strategic distribution points for the products we handle and are in close proximity to our customers. We are one of the largest operators of marine shore-based terminals in the Gulf Coast region. These terminals are used to distribute and market fuel and lubricants. Additionally, full service terminals also provide shore bases for companies that are operating in the offshore exploration and production industry. Customers are primarily oil and gas exploration and production companies and oilfield service companies, such as drilling fluid companies, marine transportation companies and offshore construction companies. Shore bases typically provide logistical support, including the storing and handling of tubular goods, loading and unloading bulk materials, providing facilities from which major and independent oil companies can communicate with and control offshore operations and leasing dockside facilities to companies which provide complementary products and services such as drilling fluids and cementing services. We generate revenues from our terminals that have shore bases by fees that we charge our customers under land rental contracts for the use of our terminal facility for these shore bases. These contracts generally provide us a fixed land rental fee and additional rental fees that are determined based on a percentage of the sales value of the products and services delivered from the shore base. In addition, Martin Resource Management, through terminalling service agreements, pays us for terminalling and storage of fuels and lubricants at these terminal facilities and includes a provision for minimum volume throughput requirements.

Our marine shore-based terminals are divided into two classes of terminals: (i) full service terminals and (ii) fuel and lubricant terminals.

Full Service Terminals.  We own or operate 6 full service terminals. These facilities provide logistical support services and storage and handling services for fuel and lubricants.  The significant difference between our full service terminals and our fuel and lubricant terminals is that our full service terminals generate additional revenues by providing shore bases to support our customer’s operating activities related to the offshore exploration and production industry. One typical use for our shore bases is for drilling fluids manufacturers to manufacture and sell drilling fluids to the offshore drilling industry. Offshore drilling companies may also set up service facilities at these terminals to support their offshore operations. Customers of our full service terminals are primarily oil and gas exploration and production companies, oilfield service companies such as drilling fluids companies, marine transportation companies and offshore construction companies.

The following is a summary description of our full service terminals:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Amelia	Amelia, Louisiana	13,000	August 2023
Fourchon 15	Fourchon, Louisiana	7,600	February 2047
Harbor Island (1)	Harbor Island, Texas	6,800	December 2039
Intracoastal City 2 (2)	Intracoastal City, Louisiana	17,700	December 2025
Pelican Island	Galveston, Texas	87,600	Own
Theodore	Theodore, Alabama	19,900	Own

(1)	A portion of this terminal is owned.

(2)	This terminal is currently in caretaker status.

Fuel and Lubricant Terminals.  We own or operate 13 lubricant and fuel terminals located in the Gulf Coast region that provide storage and handling services for lubricants and fuel oil.

The following is a summary description of our fuel and lubricant terminals at:

Terminal	Location	Aggregate Capacity (barrels)	End of Lease (Including Options)
Dulac (1)	Dulac, Louisiana	15,400	December 2041
Dock 193 (3)	Gueydan, Louisiana	11,000	May 2020
Fourchon	Fourchon, Louisiana	80,900	May 2027
Fourchon 16	Fourchon, Louisiana	16,400	July 2048
Galveston T (2)	Galveston, Texas	1,400	Own
Intracoastal City (2)	Intracoastal City, Louisiana	—	Own
Jennings Bulk Plant	Jennings, Louisiana	9,100	Own
Channelview	Houston, Texas	39,800	Own
Lake Charles T	Lake Charles, Louisiana	1,000	April 2023
Pascagoula (2)	Pascagoula, Mississippi	10,100	Own
Port Arthur	Port Arthur, Texas	16,300	November 2025
Port O'Connor (1)	Port O'Connor, Texas	6,700	March 2028
Sabine Pass (2)	Sabine Pass, Texas	16,700	September 2036

(1)	This terminal is currently in caretaker status and the lease will not be renewed at the end of the current option.

(2)	These terminals are currently in caretaker status.

(3)	A portion of this terminal is owned.

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

The principal competitive factors affecting our terminals, which provide fuel and lubricants distribution and marketing, as well as shore bases at certain terminals, are the locations of the facilities, availability of competing logistical support services and the experience of personnel and dependability of service. The distribution and marketing of our lubricant products is brand sensitive and we encounter brand loyalty competition. Shore base rental contracts are generally long-term contracts and provide more protection from competition. Our primary competitors for both lubricants and shore bases include several independent operators as well as major companies that maintain their own similarly equipped marine terminals, shore bases and fuel and lubricant supply sources.

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

Facilities.  We purchase NGLs primarily from major domestic oil refiners and natural gas processors.  We transport NGLs using MTI’s land transportation fleet or by contracting with common carriers, owner-operators and railroad tank cars. We typically enter into annual contracts with independent retail propane distributors to deliver their estimated annual volume requirements based on prevailing market prices. Dependable delivery is very important to these customers and in some cases may be more important than price. We ensure adequate supply of NGLs through:

•	storage of NGLs ;

•	efficient use of railroad tank cars

•	the transportation fleet of vehicles owned by MTI; and

•	product management expertise to obtain supplies when needed.

The following is a summary description of our owned NGL facilities:

NGL Facility	Location	Capacity	Description
Wholesale terminals	Arcadia, Louisiana	2,400,000 barrels	Underground storage
Retail terminals	Kilgore, Texas	90,000 gallons	Retail propane distribution
	Longview, Texas	30,000 gallons	Retail propane distribution
	Henderson, Texas	12,000 gallons	Retail propane distribution
Rail terminal	Arcadia, Louisiana	24 railcars per day	NGL railcar loading and unloading capabilities

In addition to the owned NGL facilities above, we lease underground storage capacity at four locations under short-term lease agreements.

Our NGL customers consist of refiners, industrial processors and retail propane distributors. The majority of our NGL volumes are sold to refiners and industrial processors.

Seasonality.  The level of NGL supply and demand is subject to changes in domestic production, weather, inventory levels and other factors. While production is not seasonal, residential, refinery, and wholesale demand is highly seasonal. This imbalance causes increases in inventories during summer months when consumption is low and decreases in inventories during winter months when consumption is high. In September, demand for normal butane typically increases with refineries entering the winter gasoline-blending season, resulting in upward pressure on prices. Abnormally cold weather can put extra upward pressure on propane prices during the winter.

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

Natural Gas Storage

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

Cardinal facilities are summarized below:

Facility Name / Location	Facility Type	Working Storage Capacity	Percent of Capacity Contracted (1)	Weighted Average Life of Remaining Contract Term
Arcadia Gas Storage, LLC Bienville Parish, Louisiana	Salt dome	15.25 billion cubic feet (bcf)	100%	2.2 years
Cadeville Gas Storage, LLC Ouachita Parish, Louisiana	Depleted reservoir	17.0 bcf	100%	4.4 years
Perryville Gas Storage, LLC Franklin Parish, Louisiana	Salt dome	11.85 bcf	74%	2.2 years
Monroe Gas Storage Company, LLC Monroe County, Mississippi	Depleted reservoir	6.7 bcf	100%	3.0 years

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

Terms for our standard purchase and sales contracts typically range from one to two years in length with prices that are usually tied to a published market indicator and fluctuate according to the price movement of the indicator. We also provide barge transportation and tank storage services to large producers and consumers of sulfur under contracts with remaining terms from one to five years in duration.

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

Our sulfuric acid production facility at our Plainview, Texas location processes molten sulfur to produce a dedicated supply of raw material sulfuric acid to our ammonium sulfate production plant.  The ammonium sulfate plant produces approximately 400 tons per day of quality ammonium sulfate and is marketed to our customers throughout the U.S.  The sulfuric acid produced and not consumed by the captive ammonium sulfate production is sold to third parties.

Fertilizer and related sulfur products are a natural extension of our molten sulfur business because of our access to sulfur and our distribution capabilities.

In the U.S., fertilizer is generally sold to farmers through local dealers.  These dealers are typically owned and supplied by much larger wholesale distributors. We sell to these wholesale distributors.  Our industrial sulfur products are marketed primarily in the southern U.S., where many paper manufacturers and power plants are located.  Our products are sold in accordance with price lists that vary from state to state. These price lists are updated periodically to reflect changes in seasonal or competitive prices.  We transport our fertilizer and industrial sulfur products to our customers using third-party common carriers.  We utilize barge and rail shipments for large volume and long distance shipments where available.

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

Our Sulfur Services Facilities. We own 26 railcars and lease 42 railcars equipped to transport molten sulfur. We own the following marine assets and use them to transport molten sulfur between U.S. Gulf Coast storage terminals (including our terminal in Beaumont, Texas) under third-party marine transportation agreements:

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

The following is a summary description of the marine vessels we use in our marine transportation business (excluding equipment classified as Assets Held for Sale):

Class of Equipment	Number in Class	Capacity/Horsepower	Description of Products Carried
Inland tank barges	7	Under 20,000 barrels	Asphalt, crude oil, fuel oil, gasoline and sulfur
Inland tank barges	24	20,000 - 31,000 barrels	Asphalt, crude oil, fuel oil and gasoline
Inland push boats	17	800 - 2,650 horsepower	N/A
Offshore tank barge	1	59,000 barrels	Diesel fuel
Offshore tugboat	1	5,100 horsepower	N/A

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

Competition.  We compete primarily with other marine transportation companies. Competition in this industry has historically been based primarily on price. However, customers are placing an increased emphasis on the age of equipment, safety, environmental compliance, quality of service and the availability of a single source of supply of services.

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

Our Relationship with Martin Resource Management

Martin Resource Management is engaged in the following principal business activities:

•	providing land transportation of various liquids using a fleet of trucks and road vehicles and road trailers (the Partnership acquired MTI effective January 1, 2019);

•	distributing fuel oil, asphalt, marine fuel and other liquids;

•	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

•	operating a crude oil gathering business in Stephens, Arkansas;

•	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

•	providing crude oil marketing and transportation from the well head to the end market;

•	operating an environmental consulting company;

•	operating an engineering services company;

•	supplying employees and services for the operation of our business; and

•	operating, solely for our account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

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

Related Party Agreements

The Omnibus Agreement with Martin Resource Management requires us to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management for $127.9 million, $129.5 million and $135.8 million of direct costs and expenses for the years ended December 31, 2018, 2017 and 2016, respectively.  There is no monetary limitation on the amount we are required to reimburse Martin Resource Management for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2018, 2017, and 2016, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $16.4 million and $13.0 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, environmental and safety compliance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

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

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management. Our motor carrier agreement with Martin Resource Management provides us with access to Martin Resource Management’s fleet of road vehicles and road trailers to provide land transportation in the areas served by Martin Resource Management (the Partnership acquired MTI effective January 1, 2019). Our ability to utilize MTI’s land transportation operations is currently a key component of our integrated distribution network.

In the aggregate, our purchases from Martin Resource Management accounted for approximately 9%, 8%, and 11% of our total cost of products sold during for the years ended December 31, 2018, 2017 and 2016, respectively.  We also purchase marine fuel from Martin Resource Management, which we account for as an operating expense.

Correspondingly, Martin Resource Management is one of our significant customers. Our sales to Martin Resource Management accounted for approximately 10%, 11%, and 13% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016, respectively.  We have entered into certain agreements with Martin Resource Management pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management where Martin Resource Management agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

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

Insurance

Our deductible for onshore physical damage resulting from named windstorms is 5% of the total value located at an individual location subject to an overall minimum deductible of $1.0 million for damage caused by the named windstorm at all locations excluding Neches Industrial Park. Our onshore program currently provides $40.0 million per occurrence for named windstorm events. For non-windstorm events, our deductible applicable to onshore physical damage is $0.5 million per occurrence. Business interruption coverage in connection with a windstorm event is subject to the same $40.0 million per occurrence and aggregate limit as the property damage coverage and has a waiting period of 45 days. For non-windstorm events, our waiting period applicable to business interruption is 30 days.

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
On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its emissions targets. Although the present administration has announced its intention to withdraw from the Paris accord, such withdrawal has not yet been finalized. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement. Further, several states and local governments have stated their commitment to its principles in their effectuation of policy and regulations. To date, applicable requirements have not had a substantial effect upon our operations.  Still, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect our operations and demand for our services.

Moreover, in interpretative guidance on climate change disclosures, the U.S. Securities and Exchange Commission ("SEC") indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our business activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Clean Water Act

The Federal Water Pollution Control Act of 1972, as amended, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the U.S. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System permit, or a state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. Furthermore, the Clean Water Act potentially requires individual permits or qualification for nationwide permits for activities that involve the discharge of dredged or fill material into waters of the United States, the definition of which was expanded by the EPA and Corps of Engineers in a 2015 rulemaking. The 2015 rule, if it were to become effective, could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements to which our operations may be subject from time to time. The EPA and the Corps subsequently proposed a rulemaking in June 2017 to repeal the 2015 rule and also announced their intent to issue a new rule defining the CWA’s jurisdiction. The EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years. On December 11, 2018, the EPA and the Corps proposed a new rule defining the CWA’s jurisdiction. A nationwide patchwork of litigation and court rulings developed regarding the rules. At this time, due to varied court rulings, the 2015 rule is effective in some states, while the agencies’ decision to delay implementation of the 2015 rule is effective in other states. If finalized, the 2018 proposed rule would apply nationwide, replacing the national patchwork of CWA jurisdictional applicability. Additionally, if finalized, it is possible that the 2018 proposed rule could be challenged. The scope of the CWA’s jurisdiction will likely remain fluid until a final regulatory determination is made and subsequent litigation, if any, is finalized. To the extent a rule ultimately promulgated expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to permitting. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.

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

Employees

We do not have any employees.  Under our Omnibus Agreement with Martin Resource Management, Martin Resource Management provides us with corporate staff and support services.  These services include centralized corporate functions, such as accounting, treasury, engineering, information technology, insurance, administration of employee benefit plans and other corporate services.  Martin Resource Management employs approximately 735 individuals, including 57 employees represented by labor unions, who provide direct support to our operations as of December 31, 2018.

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

Fluctuations in interest rates could materially affect our financial results.

Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Based on our debt outstanding as of December 31, 2018, if interest rates were to increase by 100 basis points, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.9 million per year.

Further, LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, LIBOR may disappear entirely or perform differently than in the past, and interest rates on our variable rate indebtedness may be adversely affected.

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

We purchase petroleum products and by-products, such as molten sulfur, fuel oils, NGLs (including normal butane), lubricants, and other bulk liquids and sell these products to wholesale and bulk customers and to other end users. We also generate revenues through the terminalling and storage of certain products for third parties. The price and market value of petroleum products and by-products could be, and has recently been, volatile. Our liquidity and revenues have been adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. In addition, our liquidity and costs have been adversely affected during periods of increasing prices because of the increased costs associated with our purchase of petroleum products and by-products. Future price volatility could have an adverse impact on our liquidity and results of operations, cash flow and ability to make distributions to our unitholders.

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

Our partnership agreement provides that we may issue an unlimited number of limited partner interests of any type without a vote of the unitholders. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

•the issuance of common units in additional public offerings or in connection with acquisitions that increase cash flow from operations on a pro forma, per unit basis;

•the conversion of subordinated units into common units;

•the conversion of units of equal rank with the common units into common units under some circumstances; or

•the conversion of our general partner's general partner interest in us and its incentive distribution rights into common units as a result of the withdrawal of our general partner.

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

If unitholders are dissatisfied with the performance of our general partner, they will have a limited ability to remove our general partner. Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. As of December 31, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units.

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

As of December 31, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units and a 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partnership interest in us and all of our incentive distribution rights. Conflicts of interest may arise between Martin Resource Management and our general partner, on the one hand, and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of Martin Resource Management over the interests of our unitholders. Potential conflicts of interest between us, Martin Resource Management and our general partner could occur in many of our day-to-day operations including, among others, the following situations:

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

Martin Resource Management and its affiliates may engage in limited competition with us. For a discussion of the non-competition provisions of the Omnibus Agreement, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence." If Martin Resource Management does engage in competition with us, we may lose customers or business opportunities, which could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholder allocations.

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

At the federal level, members of Congress and the President of the United States have periodically considered substantive changes to the existing U.S. tax laws that would have affected certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay a Texas margin tax at a maximum effective rate of 0.525% of our gross income apportioned to Texas in the prior year. Imposition of any such tax on us by any other state will reduce the cash available for distribution to our unitholders.

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

On January 24, 2017, the U.S. Department of the Treasury issued final regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code which relates to the qualifying income exception upon which we rely for partnership tax treatment. The Final Regulations apply to income earned in a taxable year beginning on or after January 19, 2017. The Final Regulations include “reserved” paragraphs for fertilizer and hedging, which the U.S. Department of the Treasury plans to address in future proposed and final Treasury regulations (“Treasury regulations”). The Final Regulations provide for a ten year transition period during which certain taxpayers that either obtained a favorable private letter ruling or treated income under a reasonable interpretation of the statute or prior proposed regulations as qualifying income may continue to treat such income as qualifying income. We have obtained favorable private letter rulings from the IRS in the past as to what constitutes “qualifying income” within the meaning of Section 7704(d)(1)(E) of the Code and we expect to rely upon these private letter rulings for purposes of the ten year transition rule contained in the Final Regulations. With respect to some of these private letter rulings, the income that we derived from certain affected activities will be treated as qualifying income only until the end of the ten year transition period. Thus, at this time and through the transition period, we believe that the Final Regulations will not significantly impact the amount of our gross income that we are able to treat as qualifying income.

The effects of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (hereinafter, “Tax Cuts and Jobs Act”) could have an adverse effect on the timing and amount of income allocations to our unitholders.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a reduction in the corporate and individual tax rates, a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. The Tax Act had no material impact on our unitholder allocations for 2018.

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

Additionally, pursuant to the Bipartisan Budget Act of 2015 and the Proposed Partnership Audit Regulations, we are no longer required to designate a “tax matters partner.” Instead, for taxable years beginning after December 31, 2017, we are required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative (“Partnership Representative”). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. If we do not make such a designation, the IRS can select any person as the Partnership Representative. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and all of the unitholders. We anticipate that our current tax matters partner will be designated the Partnership Representative.

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

There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In cases when our unitholders are subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder's share of our net passive income may be offset by unused losses from us carried over from prior years but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules, the excess loss limitation rules for non-corporate unitholders that applies until January 1, 2026, and the prohibition against loss allocations in excess of the unitholder's tax basis in its units.

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

Market Information and Holders

Our common units are traded on the NASDAQ under the symbol "MMLP." As of January 25, 2019, there were approximately 279 holders of record and approximately 20,329 beneficial owners of our common units.

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

Quarterly Distribution. On January 17, 2019, we declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2018, or $2.00 per common unit on an annualized basis, which will be paid on February 14, 2019 to unitholders of record as of February 7, 2019.

Item 6.	Selected Financial Data

The following table sets forth selected financial data and other operating data of the Partnership for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and is derived from the audited consolidated financial statements of the Partnership.

The following selected financial data are qualified by reference to and should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

	2018	2017	2016	2015	2014
	(Dollars in thousands, except per unit amounts)

Revenues	$972,655	$946,116	$827,391	$1,036,844	$1,642,141

Income (loss) from continuing operations	(7,595)	13,007	27,003	32,088	(11,590)
Income (loss) from discontinued operations, net of tax	51,700	4,128	4,649	10,169	(115)
Net income (loss)	$44,105	$17,135	$31,652	$42,257	$(11,705)
Net income (loss) attributable to limited partners	$43,195	$16,750	$23,143	$21,902	$(15,176)

Net income (loss) per limited partner unit – continuing operations	(0.19)	0.33	0.55	0.47	(0.48)
Net income (loss) per limited partner unit – discontinued operations	1.30	0.11	0.10	0.15	(0.01)
Net income (loss) per limited partner unit	$1.11	$0.44	$0.65	$0.62	$(0.49)

Total assets	$1,033,398	$1,253,498	$1,246,363	$1,380,473	$1,553,919
Long-term debt	656,459	812,632	808,107	865,003	902,005

Cash dividends per common unit (in dollars)	2.00	2.00	2.94	3.25	3.18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2002 by Martin Resource Management, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management is an important supplier and customer of ours. As of December 31, 2018, Martin Resource Management owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights. Martin Resource Management directs our business operations through its ownership interests in and control of our general partner.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. You should also read Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements. The following table evaluates the potential impact of estimates utilized during the periods ended December 31, 2018 and 2017:

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
Applying this impairment review methodology, no impairment of long-lived assets was recorded during the year ended December 31, 2018. In 2017, we recorded an impairment charge of $1.6 million in our Marine Transportation segment and $0.6 million in our Terminalling and Storage segment.

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

Our Relationship with Martin Resource Management

Martin Resource Management directs our business operations through its ownership and control of our general partner and under the Omnibus Agreement. In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. For the years ended December 31, 2018, 2017 and 2016, the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $16.4 million and $13.0 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

We are required to reimburse Martin Resource Management for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business. Martin Resource Management also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

We are both an important supplier to and customer of Martin Resource Management. Among other things, we provide marine transportation and terminalling and storage services to Martin Resource Management. We purchase land transportation services and marine fuel from Martin Resource Management (the Partnership acquired MTI effective January 1, 2019). All of these services and goods are purchased and sold pursuant to the terms of a number of agreements between us and Martin Resource Management.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the years ended December 31, 2018, 2017, and 2016, which represents EBITDA, Adjusted EBITDA and Distributable Cash Flow from continuing operations.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Year Ended December 31,
	2018	2017	2016

Net income	$44,105	$17,135	$31,652
Less: Income from discontinued operations, net of income taxes	(51,700)	(4,128)	(4,649)
Income (loss) from continuing operations	(7,595)	13,007	27,003
Adjustments:
Interest expense	52,037	47,743	46,100
Income tax expense	369	352	726
Depreciation and amortization	76,866	85,195	92,132
EBITDA	121,677	146,297	165,961
Adjustments:
(Gain) loss on sale of property, plant and equipment	379	(523)	(33,400)
Impairment of long-lived assets	—	2,225	26,953
Impairment of goodwill	—	—	4,145
Unrealized mark-to-market on commodity derivatives	(76)	(3,832)	4,579
Hurricane damage repair accrual	—	657	—
Asset retirement obligation revision	—	5,547	—
Unit-based compensation	1,224	650	904
Transaction costs associated with acquisitions	465	—	—
Adjusted EBITDA	123,669	151,021	169,142
Adjustments:
Interest expense	(52,037)	(47,743)	(46,100)
Income tax expense	(369)	(352)	(726)
Amortization of deferred debt issuance costs	3,445	2,897	3,684
Amortization of debt premium	(306)	(306)	(306)
Non-cash mark-to-market on interest rate derivatives	—	—	(206)
Payments for plant turnaround costs	(1,893)	(1,583)	(2,061)
Maintenance capital expenditures	(21,505)	(18,080)	(17,163)
Distributable Cash Flow[1]	$51,004	$85,854	$106,264

1 Excludes distributable cash flow from discontinued operations were $3,253, $5,214 and $7,435 for the years ended December 31, 2018, 2017 and 2016, respectively.

Results of Operations

The results of operations for the years ended December 31, 2018, 2017, and 2016 have been derived from our consolidated financial statements.

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

The Natural Gas Services segment information below excludes the discontinued operations of the WTLPG partnership interests disposed of on July 31, 2018 for the years ended December 31, 2018, 2017 and 2016. See Item 8, Note 5.

The following table sets forth our operating revenues and operating income by segment for the years ended December 31, 2018, 2017, and 2016.

	Operating Revenues	Revenues Intersegment Eliminations	Operating Revenues after Eliminations	Operating Income (loss)	Operating Income Intersegment Eliminations	Operating Income (loss) after Eliminations
	(In thousands)
Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,226)	$241,614	$17,820	$(4,095)	$13,725
Natural gas services	548,135	—	548,135	24,938	3,632	28,570
Sulfur services	132,536	—	132,536	17,216	(2,940)	14,276
Marine transportation	52,830	(2,460)	50,370	2,713	3,403	6,116
Indirect selling, general and administrative	—	—	—	(17,901)	—	(17,901)
Total	$981,341	$(8,686)	$972,655	$44,786	$—	$44,786

Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(5,998)	$230,171	$3,305	$(2,676)	$629
Natural gas services	532,908	(226)	532,682	49,377	2,472	51,849
Sulfur services	134,684	—	134,684	25,862	(2,657)	23,205
Marine transportation	51,915	(3,336)	48,579	(1,211)	2,861	1,650
Indirect selling, general and administrative	—	—	—	(17,332)	—	(17,332)
Total	$955,676	$(9,560)	$946,116	$60,001	$—	$60,001

Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$44,143	$(3,483)	$40,660
Natural gas services	391,333	—	391,333	38,447	3,056	41,503
Sulfur services	141,058	—	141,058	26,815	(3,422)	23,393
Marine transportation	61,233	(2,943)	58,290	(19,888)	3,849	(16,039)
Indirect selling, general and administrative	—	—	—	(16,794)	—	(16,794)
Total	$835,987	$(8,596)	$827,391	$72,723	$—	$72,723

Terminalling and Storage Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$102,514	$105,703	$(3,189)	(3)%
Products	145,326	130,466	14,860	11%
Total revenues	247,840	236,169	11,671	5%

Cost of products sold	132,384	118,832	13,552	11%
Operating expenses	54,129	63,191	(9,062)	(14)%
Selling, general and administrative expenses	5,327	5,832	(505)	(9)%
Impairment of long-lived assets	—	600	(600)	(100)%
Depreciation and amortization	39,508	45,160	(5,652)	(13)%
	16,492	2,554	13,938	546%
Other operating income, net	1,328	751	577	77%
Operating income	$17,820	$3,305	$14,515	439%

Lubricant sales volumes (gallons)	24,016	21,897	2,119	10%
Shore-based throughput volumes (guaranteed minimum) (gallons)	80,000	144,998	(64,998)	(45)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $3.2 million, of which $7.6 million was primarily a result of decreased throughput fees at our shore-based terminals, offset by a $4.1 million increase at our specialty terminals primarily as a result of the Hondo asphalt plant being put into service on July 1, 2017.

Products revenues. A 28% increase in sales volumes combined with a 4% increase in average sales price at our blending and packaging facilities resulted in a $20.3 million increase to products revenues. Offsetting this increase was a 9% decrease in sales volumes offset by a 1% increase in average sales price at our shore based terminals resulting in a $5.4 million decrease in products revenues.

Cost of products sold.  A 28% increase in sales volumes combined with a 10% increase in average cost per gallon at our blending and packaging facilities resulted in a $19.0 million increase in cost of products sold. Offsetting this increase was a 9% decrease in sales volume offset by a 2% increase in average cost per gallon at our shore based terminals resulting in a $5.5 million decrease in cost of products sold.

Operating expenses. Operating expenses at our shore-based terminals decreased by $8.0 million primarily due to the 2017 period including an increase in the accrual related to asset retirement obligations of $6.3 million. Additionally, lease expense decreased $0.7 million as a result of closing several facilities. Operating expenses at our specialty terminals decreased $1.8 million, primarily due to the 2017 period including $2.5 million in hurricane expenses offset by an increase of $1.0 million in expenses at our Hondo facility which was placed in service in July of 2017. Offsetting this decrease was a $0.8 million increase at our Smackover refinery due to an increase in utilities of $0.4 million, $0.2 million in repairs and maintenance, and $0.2 million in professional fees.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased primarily as a result of decreased legal expenses.

Impairment of long-lived assets. This represents the loss on impairment of non-core operating assets in 2017.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities, offset by recent capital expenditures.

Other operating income, net.  Other operating income, net represents gains from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$105,703	$128,783	$(23,080)	(18)%
Products	130,466	113,580	16,886	15%
Total revenues	236,169	242,363	(6,194)	(3)%

Cost of products sold	118,832	102,883	15,949	16%
Operating expenses	63,191	65,292	(2,101)	(3)%
Selling, general and administrative expenses	5,832	4,677	1,155	25%
Impairment of long-lived assets	600	15,252	(14,652)	(96)%
Depreciation and amortization	45,160	45,484	(324)	(1)%
	2,554	8,775	(6,221)	(71)%
Other operating income, net	751	35,368	(34,617)	(98)%
Operating income	$3,305	$44,143	$(40,838)	(93)%

Lubricant sales volumes (gallons)	21,897	17,995	3,902	22%
Shore-based throughput volumes (guaranteed minimum) (gallons)	144,998	200,000	(55,002)	(28)%
Smackover refinery throughput volumes (guaranteed minimum BBL per day)	6,500	6,500	—	—%
Corpus Christi crude terminal (barrels per day)	—	66,167	(66,167)	(100)%

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

Natural Gas Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$52,109	$58,817	$(6,708)	(11)%
Products	496,026	474,091	21,935	5%
Total revenues	548,135	532,908	15,227	3%

Cost of products sold	467,571	425,073	42,498	10%
Operating expenses	24,065	22,347	1,718	8%
Selling, general and administrative expenses	9,063	11,106	(2,043)	(18)%
Depreciation and amortization	21,283	24,916	(3,633)	(15)%
	26,153	49,466	(23,313)	(47)%
Other operating loss, net	(1,215)	(89)	(1,126)	(1,265)%
Operating income	$24,938	$49,377	$(24,439)	(49)%

NGLs Volumes (barrels)	10,223	10,487	(264)	(3)%

Services Revenues. The decrease in services revenue is primarily a result of lower firm storage re-contracting rates at our natural gas storage facilities.

Products Revenues. Our NGL average sales price per barrel increased $3.31, or 7%, resulting in an increase to products revenues of $34.7 million. The increase in average sales price per barrel was a result of an increase in market prices. Product sales volumes decreased 3%, decreasing revenues $12.8 million.

Cost of products sold.   Our average cost per barrel increased $5.20, or 13%, increasing cost of products sold by $54.6 million.  The increase in average cost per barrel was a result of an increase in market prices.  The decrease in sales volume of 3% resulted in a $12.1 million decrease to cost of products sold. Our margins decreased $1.89 per barrel, or 40% during the period.

Operating expenses.  Operating expenses increased $1.4 million at our natural gas storage facilities, primarily as a result of $0.6 million in increased utility expense, $0.5 million in insurance premiums, and $0.3 million in park and loan expense. Additionally, repairs and maintenance expense at our underground NGL storage facility increased $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily as a result of decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased primarily due to a $3.9 million decrease in amortization related to contracts acquired during the purchase of Cardinal Gas Storage Partners, LLC (“Cardinal”), offset by a $0.3 million increase in depreciation expense related to recent capital expenditures.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$58,817	$61,133	$(2,316)	(4)%
Products	474,091	330,200	143,891	44%
Total revenues	532,908	391,333	141,575	36%

Cost of products sold	425,073	292,573	132,500	45%
Operating expenses	22,347	23,152	(805)	(3)%
Selling, general and administrative expenses	11,106	8,970	2,136	24%
Depreciation and amortization	24,916	28,081	(3,165)	(11)%
	49,466	38,557	10,909	28%
Other operating loss, net	(89)	(110)	21	19%
Operating income	$49,377	$38,447	$10,930	28%

NGLs Volumes (barrels)	10,487	9,532	955	10%

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues:
Services	$11,148	$10,952	$196	2%
Products	121,388	123,732	(2,344)	(2)%
Total revenues	132,536	134,684	(2,148)	(2)%

Cost of products sold	90,780	82,760	8,020	10%
Operating expenses	11,618	13,783	(2,165)	(16)%
Selling, general and administrative expenses	4,326	4,136	190	5%
Depreciation and amortization	8,485	8,117	368	5%
	17,327	25,888	(8,561)	(33)%
Other operating loss, net	(111)	(26)	(85)	(327)%
Operating income	$17,216	$25,862	$(8,646)	(33)%

Sulfur (long tons)	688.0	807.0	(119.0)	(15)%
Fertilizer (long tons)	277.0	276.0	1.0	—%
Sulfur services volumes (long tons)	965.0	1,083.0	(118.0)	(11)%

Services Revenues.  Services revenues increased as a result of a contractually prescribed index based fee adjustment.

Products Revenues.  Products revenues decreased $14.8 million due to an 11% decrease in sales volumes, primarily related to a 15% decrease in sulfur volumes. Offsetting, products revenues increased $12.5 million as a result of a 10% rise in average sulfur services sales prices.

Cost of products sold.  A 23% increase in prices impacted cost of products sold by $19.1 million, resulting from an increase in commodity prices. An 11% decrease in sales volumes resulted in an offsetting decrease in cost of products sold of $11.1 million. Margin per ton decreased $6.11, or 16%.

Operating expenses. Our operating expenses decreased primarily as a result of a $1.5 million reduction in compensation expense and $0.4 million in lower property taxes. Additionally, outside towing decreased $0.3 million, railcar leases decreased $0.3 million, and repairs and maintenance on marine vessels decreased $0.2 million. An offsetting increase of $0.5 million resulted from an increase in marine fuel and lube.

Selling, general and administrative expenses.  Increased primarily as a result of increased compensation expense.

Depreciation and amortization.  Depreciation expense increased $0.4 million due to capital projects being completed and placed in service in the fourth quarter of 2017 and throughout 2018.

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues:
Services	$10,952	$10,800	$152	1%
Products	123,732	130,258	(6,526)	(5)%
Total revenues	134,684	141,058	(6,374)	(5)%

Cost of products sold	82,760	88,325	(5,565)	(6)%
Operating expenses	13,783	13,771	12	—%
Selling, general and administrative expenses	4,136	3,861	275	7%
Depreciation and amortization	8,117	7,995	122	2%
	25,888	27,106	(1,218)	(4)%
Other operating loss, net	(26)	(291)	265	91%
Operating income	$25,862	$26,815	$(953)	(4)%

Sulfur (long tons)	807.0	797.0	10.0	1%
Fertilizer (long tons)	276.0	262.0	14.0	5%
Sulfur services volumes (long tons)	1,083.0	1,059.0	24.0	2%

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

Other operating loss, net.  Other operating loss, net represents losses from the disposition of property, plant and equipment.

Marine Transportation Segment

Comparative Results of Operations for the Twelve Months Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revenues	$52,830	$51,915	$915	2%
Operating expenses	41,086	44,028	(2,942)	(7)%
Selling, general and administrative expenses	1,060	358	702	196%
Impairment of long-lived assets	—	1,625	(1,625)	(100)%
Depreciation and amortization	7,590	7,002	588	8%
	3,094	(1,098)	4,192	382%
Other operating loss, net	(381)	(113)	(268)	(237)%
Operating income (loss)	$2,713	$(1,211)	$3,924	324%

Revenues.   An increase of $1.8 million in inland revenue was primarily related to new equipment being placed in service. Revenue was also impacted by an increase in pass-through revenue (primarily fuel) of $2.1 million. An offsetting decrease of $3.1 million is attributable to revenue related to equipment sold or being classified as idle or held for sale. A $0.2 million increase in offshore revenues is primarily the result of increased utilization.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased labor and burden of $1.8 million, a reclassification of labor and burden from operating expense to selling general and administrative expense for the 2018 period of $0.7 million, repairs and maintenance of $0.8 million, barge rental expense of $1.0 million, property and liability insurance premiums of $1.0 million, and outside towing of $0.3 million. These decreases were offset by an increase in pass through expenses (primarily fuel) of $2.2 million, marine Jones Act claims of $0.4 million, and contract labor of $0.3 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the reclassification of expenses from operating expense to selling, general, and administrative expense of $0.7 million for the 2018 period.

Impairment of long-lived assets. This represents the loss on impairment of non-core operating assets.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss, net.  Other operating loss represents losses from the disposition of property, plant and equipment.

Comparative Results of Operations for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revenues	$51,915	$61,233	$(9,318)	(15)%
Operating expenses	44,028	53,118	(9,090)	(17)%
Selling, general and administrative expenses	358	18	340	1,889%
Impairment of long lived assets	1,625	11,701	(10,076)	(86)%
Impairment of goodwill	—	4,145	(4,145)	(100)%
Depreciation and amortization	7,002	10,572	(3,570)	(34)%
	(1,098)	(18,321)	17,223	94%
Other operating loss, net	(113)	(1,567)	1,454	93%
Operating income (loss)	$(1,211)	$(19,888)	$18,677	94%

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

Other operating loss, net.  Other operating loss represents losses from the disposition of property, plant and equipment.

Interest Expense

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2018 and 2017

	Year Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Revolving loan facility	$20,193	$18,192	$2,001	11%
7.250 % senior unsecured notes	27,101	27,101	—	—%
Amortization of deferred debt issuance costs	3,445	2,897	548	19%
Amortization of debt premium	(306)	(306)	—	—%
Other	2,258	1,532	726	47%
Capitalized interest	(624)	(730)	106	15%
Interest income	(30)	(943)	913	97%
Total interest expense, net	$52,037	$47,743	$4,294	9%

Comparative Components of Interest Expense, Net for the Twelve Months Ended December 31, 2017 and 2016

	Year Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Revolving loan facility	$18,192	$19,482	$(1,290)	(7)%
7.250 % senior unsecured notes	27,101	27,326	(225)	(1)%
Amortization of deferred debt issuance costs	2,897	3,684	(787)	(21)%
Amortization of debt premium	(306)	(306)	—	—%
Impact of interest rate derivative activity, including cash settlements	—	(995)	995	100%
Other	1,532	291	1,241	426%
Capitalized interest	(730)	(1,126)	396	35%
Interest income	(943)	(2,256)	$1,313	58%
Total interest expense, net	$47,743	$46,100	$1,643	4%

Indirect Selling, General and Administrative Expenses

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2018	2017			2017	2016
	(In thousands)				(In thousands)
Indirect selling, general and administrative expenses	$17,901	$17,332	$569	3%	$17,332	$16,795	$537	3%

The increase in indirect selling, general and administrative expenses from 2017 to 2018 is primarily a result of increased unit based compensation expense.

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses. The Conflicts Committee approved the following reimbursement amounts:

	Year Ended December 31,		Variance	Percent Change	Year Ended December 31,		Variance	Percent Change
	2018	2017			2017	2016
	(In thousands)				(In thousands)
Conflicts Committee approved reimbursement amount	$16,416	$16,416	$—	—%	$16,416	$13,033	$3,383	26%

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

Recent Debt Financing Activity

Credit Facility Amendment. On February 21, 2018, we amended our revolving credit facility in order to achieve two primary objectives, the first of which was to accommodate growth capital expenditures necessary for the previously announced WTLPG expansion project. Starting in the first quarter of 2018, the amendment provided short-term (5 quarters) covenant relief by increasing the total leverage ratio to 5.75 to 1.00 (first and second quarters of 2018) with step downs to 5.50 to 1.00 (third and fourth quarters of 2018 and first quarter of 2019) and to 5.25 to 1.00 beginning in the second quarter of 2019. Additionally, the facility was amended to establish an inventory financing sublimit tranche for borrowings related to our NGL (butane) marketing business, which is a part of and not in addition to the already existing commitments under the revolving credit facility. This sublimit is not to exceed $75.0 million, with seasonal step downs to $10.0 million for the months of March through June of each fiscal year. The sublimit is subject to a monthly borrowing base not to exceed 90% of the value of forward sold/hedged inventory. In conjunction with the sale of WTLPG on July 31, 2018, we amended our revolving credit facility which included, among other things, further revising our leverage covenants from the February 21, 2018 amendment (discussed in detail above).  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

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

Cash Flows - Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

The following table details the cash flow changes between the twelve months ended December 31, 2018 and 2017:

	Years Ended December 31,		Variance	Percent Change
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$90,726	$67,506	$23,220	34%
Investing activities	147,654	(37,878)	185,532	490%
Financing activities	(238,170)	(29,616)	(208,554)	(704)%
Net increase (decrease) in cash and cash equivalents	$210	$12	$198	34%

Net cash provided by operating activities. The increase in net cash provided by operating activities for the twelve months ended December 31, 2018 includes a $52.6 million favorable variance in working capital and a $4.8 million decrease in other non-cash charges. Offsetting was a decrease in operating results of $20.6 million and an unfavorable variance in other non-current assets and liabilities of $2.1 million. Net cash provided by discontinued operating activities decreased $2.0 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the twelve months ended December 31, 2018 increased primarily as a result of a $177.3 million increase in net cash provided by discontinued investing activities. Additionally, a decrease in cash used in investing activities as a result of the acquisition of certain asphalt terminalling assets from Martin Resource Management in 2017, compared to no acquisitions in 2018, resulted in an increase of $19.5 million. Further, a decrease in cash used of $2.3 million is due to lower payments for capital expenditures and plant turnaround costs in 2018 as well as a $1.0 million increase in proceeds received as a result of higher sales of property, plant and equipment in 2018. Offsetting was a $15.0 million decline in proceeds received resulting from repayment of the Note receivable - affiliate in 2017 as compared to none in 2018.

Net cash used in financing activities. Net cash used in financing activities increased for the twelve months ended December 31, 2018 as a result of an increase in net repayments of long-term borrowings of $160.0 million as well as a decrease in proceeds received from the issuance of common units (including the related general partner contribution) of $52.3 million. Also contributing was an increase in cash distributions paid of $1.5 million and an additional $1.2 million in costs associated with our credit facility amendment. Offsetting was a decrease in cash used of $6.7 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Cash Flows - Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

The following table details the cash flow changes between the twelve months ended December 31, 2017 and 2016:

	Years Ended December 31,		Variance	Percent Change
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$67,506	$110,848	$(43,342)	(39)%
Investing activities	(37,878)	63,839	(101,717)	(159)%
Financing activities	(29,616)	(174,703)	145,087	83%
Net decrease in cash and cash equivalents	$12	$(16)	$28	175%

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

Total Contractual Obligations.  A summary of our total contractual obligations as of December 31, 2018, is as follows (dollars in thousands):

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	More than 5 years
Revolving credit facility	$287,000	$—	$287,000	$—	$—
2021 senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	16,030	6,194	9,836	—	—
Operating leases	27,921	7,869	8,633	3,596	7,823
Interest payable on fixed long-term obligations	57,589	27,101	30,488	—	—
Total contractual cash obligations	$762,340	$41,164	$709,757	$3,596	$7,823

The interest payable under our revolving credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Letter of Credit.  At December 31, 2018, we had outstanding irrevocable letters of credit in the amount of $16.9 million, which were issued under our revolving credit facility.

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

Revolving Credit Facility

At December 31, 2018, we maintained a $664.4 million credit facility. This facility was most recently amended on July 24, 2018, which included, among other things, revising our existing leverage covenants.  Total Indebtedness to EBITDA and Senior Secured Indebtedness to EBITDA (each as defined in the credit agreement) was amended to 5.25 times and 3.50 times, respectively.  No changes were made to the Consolidated Interest Coverage Ratio (as defined in the credit agreement) of 2.50 times.

As of December 31, 2018, we had $287.0 million outstanding under the revolving credit facility and $16.9 million of letters of credit issued, leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $360.5 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of December 31, 2018, we have the ability to borrow approximately $25.8 million of that amount. We were in compliance with all financial covenants at December 31, 2018.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the year ended December 31, 2018, the level of outstanding draws on our credit facility has ranged from a low of $287.0 million to a high of $500.0 million.

The credit facility is guaranteed by substantially all of our subsidiaries. Obligations under the credit facility are secured by first priority liens on substantially all of our assets and those of the guarantors, including, without limitation, inventory, accounts receivable, bank accounts, marine vessels, equipment, fixed assets and the interests in our subsidiaries.

We may prepay all amounts outstanding under the credit facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The credit facility requires mandatory prepayments of amounts outstanding thereunder with the net proceeds of certain asset sales, equity issuances and debt incurrences.

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of December 31, 2018:

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

At December 31, 2018, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2018 is 2.75%.

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

The Partnership is in compliance with all debt covenants as of December 31, 2018 and expects to be in compliance for the next twelve months.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, natural gas storage division of the Natural Gas Services segment provides stable cash flows and is not generally subject to seasonal demand factors. Additionally, our Terminalling and Storage and Marine Transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our terminalling and storage, sulfur and marine transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.  However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Marine Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations in 2018, 2017 or 2016.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during 2018, 2017 or 2016.

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

We have entered into hedging transactions as of December 31, 2018 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 55,000 barrels settling during the period from January 31, 2019 through February 28, 2019. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated Balance Sheets at December 31, 2018 in "Fair value of derivatives" as a current asset of $0.04 million. Based on the current net notional volume hedged as of December 31, 2018, a $0.10 change in the expected settlement price of these contracts would result in an impact of $0.2 million to the Partnership's net income.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.24% as of December 31, 2018.  Based on the amount of unhedged floating rate debt owed by us on December 31, 2018, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $2.9 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $360.1 million as of December 31, 2018, based on market prices of similar debt at December 31, 2018.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $6.8 million decrease in fair value of our long-term debt at December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

The following financial statements of Martin Midstream Partners L.P. (Partnership) are listed below:

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Martin Midstream Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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
February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Martin Midstream Partners L.P. and Martin Midstream GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Martin Midstream Partners L.P. and subsidiaries' (the “Partnership”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 19, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 19, 2019

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2018	2017
Assets
Cash	$237	$27
Trade and accrued accounts receivable, less allowance for doubtful accounts of $291 and $314, respectively	79,031	107,242
Product exchange receivables	166	29
Inventories (Note 7)	85,068	97,252
Due from affiliates	18,609	23,668
Fair value of derivatives (Note 13)	4	—
Other current assets	5,275	4,866
Assets held for sale (Note 5)	5,652	9,579
Total current assets	194,042	242,663

Property, plant and equipment, at cost (Note 8)	1,264,730	1,253,065
Accumulated depreciation	(466,381)	(421,137)
Property, plant and equipment, net	798,349	831,928

Goodwill (Note 9)	17,296	17,296
Investment in WTLPG (Note 11)	—	128,810
Intangibles and other assets, net (Note 15)	23,711	32,801
	$1,033,398	$1,253,498
Liabilities and Partners’ Capital
Trade and other accounts payable	$63,157	$92,567
Product exchange payables	13,237	11,751
Due to affiliates	2,459	3,168
Income taxes payable	445	510
Fair value of derivatives (Note 13)	—	72
Other accrued liabilities (Note 15)	22,215	26,340
Total current liabilities	101,513	134,408

Long-term debt, net (Note 16)	656,459	812,632
Other long-term obligations	10,714	8,217
Total liabilities	768,686	955,257
Commitments and contingencies (Note 22)
Partners’ capital (Note 17)	264,712	298,241
Total partners’ capital	264,712	298,241
	$1,033,398	$1,253,498

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Terminalling and storage *	$96,287	$99,705	$123,132
Marine transportation *	50,370	48,579	58,290
Natural gas storage services *	52,109	58,817	61,133
Sulfur services	11,148	10,952	10,800
Product sales: *
Natural gas services	496,026	473,865	330,200
Sulfur services	121,388	123,732	130,258
Terminalling and storage	145,327	130,466	113,578
	762,741	728,063	574,036
Total revenues	972,655	946,116	827,391

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	463,939	421,444	289,516
Sulfur services *	90,418	82,338	87,963
Terminalling and storage *	130,253	116,495	100,714
	684,610	620,277	478,193
Expenses:
Operating expenses *	128,337	140,177	152,325
Selling, general and administrative *	37,677	38,764	34,320
Impairment of long-lived assets	—	2,225	26,953
Impairment of goodwill	—	—	4,145
Depreciation and amortization	76,866	85,195	92,132
Total costs and expenses	927,490	886,638	788,068
Other operating income (loss), net	(379)	523	33,400
Operating income	44,786	60,001	72,723

Other income (expense):
Interest expense, net	(52,037)	(47,743)	(46,100)
Other, net	25	1,101	1,106
Total other income (expense)	(52,012)	(46,642)	(44,994)
Net income (loss) before taxes	(7,226)	13,359	27,729
Income tax expense	(369)	(352)	(726)
Income (loss) from continuing operations	(7,595)	13,007	27,003
Income from discontinued operations, net of income taxes	51,700	4,128	4,649
Net income	44,105	17,135	31,652
Less general partner's interest in net income	(882)	(343)	(8,419)
Less income allocable to unvested restricted units	(28)	(42)	(90)
Limited partner's interest in net income	$43,195	$16,750	$23,143

*Related Party Transactions Shown Below

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Year Ended December 31,
	2018	2017	2016
Revenues:
Terminalling and storage	$79,219	$82,205	$82,437
Marine transportation	15,442	16,801	21,767
Natural gas services	—	122	699
Product sales	1,407	3,578	3,034
Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services	14,816	18,946	22,886
Sulfur services	17,418	15,564	15,339
Terminalling and storage	28,304	17,612	13,838
Expenses:
Operating expenses	55,528	64,344	70,841
Selling, general and administrative	28,246	29,416	25,890

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Allocation of net income attributable to:
Limited partner interest:
Continuing operations	$(7,438)	$12,715	$19,744
Discontinued operations	50,633	4,035	3,399
	$43,195	$16,750	$23,143
General partner interest:
Continuing operations	$(152)	$260	$7,182
Discontinued operations	1,034	83	1,237
	$882	$343	$8,419

Net income per unit attributable to limited partners:
Basic:
Continuing operations	$(0.19)	$0.33	$0.55
Discontinued operations	1.30	0.11	0.10
	$1.11	$0.44	$0.65

Weighted average limited partner units - basic	38,907	38,102	35,347

Diluted:
Continuing operations	$(0.19)	$0.33	$0.55
Discontinued operations	1.30	0.11	0.10
	$1.11	$0.44	$0.65

Weighted average limited partner units - diluted	38,923	38,165	35,375

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands)

	Partners’ Capital
	Common		General Partner
	Units	Amount	Amount	Total
Balances – December 31, 2015	35,456,612	$380,845	$13,034	$393,879

Net income	—	23,233	8,419	31,652
Issuance of common units, net	—	(29)	—	(29)
Issuance of restricted units	13,800	—	—	—
Forfeiture of restricted units	(2,250)	—	—	—
Cash distributions	—	(104,137)	(14,041)	(118,178)
Reimbursement of excess purchase price over carrying value of acquired assets	—	4,125	—	4,125
Unit-based compensation	—	904	—	904
Purchase of treasury units	(16,100)	(347)	—	(347)
Balances – December 31, 2016	35,452,062	304,594	7,412	312,006

Net income	—	16,792	343	17,135
Issuance of common units, net	2,990,000	51,056	—	51,056
Issuance of restricted units	12,000	—	—	—
Forfeiture of restricted units	(9,250)	—	—	—
General partner contribution	—	—	1,098	1,098
Cash distributions	—	(75,399)	(1,539)	(76,938)
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	—	1,125
Excess purchase price over carrying value of acquired assets	—	(7,887)	—	(7,887)
Unit-based compensation	—	650	—	650
Purchase of treasury units	(200)	(4)	—	(4)
Balances – December 31, 2017	38,444,612	290,927	7,314	298,241

Net income	—	43,223	882	44,105
Issuance of common units, net	—	(118)	—	(118)
Issuance of time-based restricted units	315,500	—	—	—
Issuance of performance-based restricted units	317,925	—	—	—
Forfeiture of restricted units	(27,000)	—	—	—
Cash distributions	—	(76,872)	(1,569)	(78,441)
Excess purchase price over carrying value of acquired assets	—	(26)	—	(26)
Unit-based compensation	—	1,224	—	1,224
Purchase of treasury units	(18,800)	(273)	—	(273)
Balances – December 31, 2018	39,032,237	$258,085	$6,627	$264,712

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$44,105	$17,135	$31,652
Less: Income from discontinued operations	(51,700)	(4,128)	(4,649)
Net income (loss) from continuing operations	(7,595)	13,007	27,003
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,866	85,195	92,132
Amortization and write-off of deferred debt issue costs	3,445	2,897	3,684
Amortization of premium on notes payable	(306)	(306)	(306)
(Gain) loss on disposition or sale of property, plant, and equipment	379	(523)	(33,400)
Impairment of long lived assets	—	2,225	26,953
Impairment of goodwill	—	—	4,145
Derivative (income) loss	(14,024)	1,304	4,133
Net cash (paid) received for commodity derivatives	13,948	(5,136)	(550)
Net cash received for interest rate derivatives	—	—	160
Net premiums received on derivatives that settled during the year on interest rate swaption contracts	—	—	630
Unit-based compensation	1,224	650	904
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	28,440	(26,739)	(6,153)
Product exchange receivables	(137)	178	843
Inventories	11,844	(14,656)	(6,761)
Due from affiliates	5,059	(12,096)	(1,441)
Other current assets	1,178	(1,699)	2,478
Trade and other accounts payable	(27,478)	20,037	3,254
Product exchange payables	1,486	4,391	(5,372)
Due to affiliates	(709)	(5,306)	2,736
Income taxes payable	(65)	(360)	(115)
Other accrued liabilities	(6,415)	(3,187)	686
Change in other non-current assets and liabilities	332	2,416	(12,230)
Net cash provided by continuing operating activities	87,472	62,292	103,413
Net cash provided by discontinued operating activities	3,254	5,214	7,435
Net cash provided by operating activities	90,726	67,506	110,848
Cash flows from investing activities:
Payments for property, plant, and equipment	(37,090)	(39,749)	(40,455)
Acquisitions, net of cash acquired	—	(19,533)	(2,150)
Payments for plant turnaround costs	(1,893)	(1,583)	(2,061)
Proceeds from sale of property, plant, and equipment	9,381	8,377	108,505
Proceeds from repayment of Note receivable - affiliate	—	15,000	—
Net cash provided by (used in) continuing investing activities	(29,602)	(37,488)	63,839
Net cash provided by (used in) discontinued investing activities	177,256	(390)	—
Net cash provided by (used in) investing activities	147,654	(37,878)	63,839
Cash flows from financing activities:
Payments of long-term debt	(557,000)	(339,000)	(386,700)
Proceeds from long-term debt	399,000	341,000	331,700
Net proceeds from issuance of common units	(118)	51,056	(29)
General partner contributions	—	1,098	—
Excess purchase price over carrying value of acquired assets	(26)	(7,887)	—
Reimbursement of excess purchase price over carrying value of acquired assets	—	1,125	4,125
Purchase of treasury units	(273)	(4)	(347)
Payments of debt issuance costs	(1,312)	(66)	(5,274)
Cash distributions paid	(78,441)	(76,938)	(118,178)
Net cash used in financing activities	(238,170)	(29,616)	(174,703)

Net increase (decrease) in cash	210	12	(16)
Cash at beginning of year	27	15	31
Cash at end of year	$237	$27	$15

See accompanying notes to consolidated financial statements.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)       Principles of Presentation and Consolidation

The consolidated financial statements include the financial statements of the Partnership and its wholly-owned subsidiaries and equity method investees.  In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made.  All such adjustments are of a normal recurring nature.  In addition, the Partnership evaluates its relationships with other entities to identify whether they are variable interest entities under certain provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), 810-10 and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Partnership is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810-10.  No such variable interest entities exist as of December 31, 2018 or 2017.

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the years ended December 31, 2018, 2017, and 2016. See Note 5 for more information.

Correction of Immaterial Error. The year to date amounts for 2017 and 2016 have been revised to reflect a reclassification in the presentation of certain expenses associated with the manufacturing and shipping of product related to a location in the Partnership's Terminalling and Storage operating segment.  The reclassification resulted in a decrease in operating expenses from $146,874 to $140,177 and an increase in cost of products sold from $613,580 to $620,277 for the year ended December 31, 2017, and a decrease in operating expenses from $158,864 to $152,325 and an increase in cost of products sold from $471,654 to $478,193 for the year ended December 31, 2016.

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

Of the Partnership's four reporting units, the terminalling and storage, natural gas services, and sulfur services reporting units contain goodwill. No goodwill impairment was recorded for the year ended December 31, 2018 or 2017. During the second quarter of 2016, the Partnership experienced an impairment of all the goodwill in the Partnership's marine transportation reporting unit.

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

Other intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. An impairment is indicated if the carrying amount of a long-lived intangible asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If impairment is indicated, the Partnership would record an impairment loss equal to the difference between the carrying value and the fair value of the asset. There were no intangible asset impairments in 2018, 2017 or 2016.

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

In connection with the issuance, amendment, expansion and restatement of debt arrangements, the Partnership incurred debt issuance costs of $1,312, $66 and $5,274 in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Amortization and write-off of debt issuance costs, which is included in interest expense, totaled $3,445, $2,897 and $3,684 for the years ended December 31, 2018, 2017 and 2016, respectively.  Accumulated amortization amounted to $20,607 and $17,162 at December 31, 2018 and 2017, respectively.

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

In the fourth quarter of 2016, the Partnership identified a triggering event related to certain organic growth projects in the Smackover Refinery and Specialty Terminals divisions of the Partnership's Terminalling and Storage segment. These triggering events were the decision to not move forward with certain expansion projects due to the evaporation of the economic viability of the projects. Additionally, a triggering event was identified related to the planned disposition of certain assets that were no longer deemed core assets to the Partnership's Martin Lubricants division. As a result, an impairment charge of $15,252 was recorded

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

in the Terminalling and Storage segment results of operations for the year ended December 31, 2016. Also, in the fourth quarter of 2016, the Partnership identified a triggering event related to the planned disposition of certain assets that were no longer deemed core assets in the Partnership's Marine Transportation business. The triggering event was the assets' inability to generate cash flows in recent quarters and going forward. As a result, an impairment charge of $11,701 was recorded in the Marine Transportation segment results of operations in the fourth quarter of 2016.

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

(m)      Indirect Selling, General and Administrative Expenses

Indirect selling, general and administrative expenses are incurred by Martin Resource Management and allocated to the Partnership to cover costs of centralized corporate functions such as accounting, treasury, engineering, information technology, risk management and other corporate services.  Such expenses are based on the percentage of time spent by Martin Resource Management’s personnel that provide such centralized services.  Under an omnibus agreement with Martin Resource Management, the Partnership is required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.  For the years ended December 31, 2018, 2017 and 2016, the conflicts committee of the Partnership's general partner ("Conflicts Committee") approved reimbursement amounts of  $16,416, $16,416 and $13,033, respectively, reflecting the Partnership's allocable share of such expenses.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Partnership on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership adopted the new standard utilizing the cumulative effect method which resulted in no cumulative effect of the adoption being recorded as of January 1, 2018. The Partnership adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in "Note 6. Revenue."

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

Based on its current lease portfolio, the Partnership estimates that the adoption of this ASU will result in approximately $19,879 of additional assets and liabilities being reflected on its Consolidated Balance Sheet as of January 1, 2019.

NOTE 4. ACQUISITIONS

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

NOTE 5. DISCONTINUED OPERATIONS, DIVESTITURES, AND ASSETS HELD FOR SALE

Divestitures

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK is the operator of the assets. In consideration for the sale of these assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the years ended December 31, 2018, 2017, and 2016.

The operating results, which are included in income from discontinued operations, were as follows:

	For the Year Ended December 31,
	2018	2017	2016

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$(247)	$(186)	$(65)
Other operating income[2]	48,564	—	—
Equity in earnings	3,383	4,314	4,714
Income from discontinued operations before income taxes	51,700	4,128	4,649
Income tax expense	—	—	—
Income from discontinued operations, net of income taxes	$51,700	$4,128	$4,649

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

2 Other operating income represents the gain on the disposition of the investment in WTLPG.

Divestiture of Terminalling Assets. On December 21, 2016, the Partnership sold its 900,000 barrel crude oil storage terminal, refined product barge terminal, certain pipelines and related easements as well as dockage and trans-loading assets located in Corpus Christi, Texas (collectively the "CCCT Assets") to NuStar Logistics, L.P. (“NuStar”) for gross consideration of $107,000 plus the reimbursement of certain capital expenditures and prepaid items of $2,057. The Partnership received net proceeds of approximately $93,347 after transaction fees and expenses as well as the application of certain net cash payments previously received by us in conjunction with its mandated relocation of certain dockage assets to the purchase price in the amount of $13,400. Proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility. The Partnership recorded a gain from the divestiture of $37,345, which was included in "Other operating income, net" on the Partnership's Consolidated Statements of Operations for the year ended December 31, 2016. Net income attributable to the CCCT Assets included in the Partnership's Consolidated Statements of Operations was $0, $0, and $43,804 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In the fourth quarter of 2016, the Partnership identified certain assets that were no longer deemed core to the operations of the Partnership in the Smackover refinery and Martin Lubricants divisions of the Terminalling and Storage segment as well as the inland and offshore divisions of the Marine Transportation segment. These assets were deemed non-core due to the each asset's inability to generate cash flows in recent quarters as well as the expected cash flows in future quarters. As a result, an impairment charge of $15,252 and $11,701 was recorded in the Terminalling and Storage and Marine Transportation segments, respectively, in the fourth quarter of 2016 and was presented as "Impairment of long-lived assets" in the Partnership's Consolidated Statements of Operations.

At December 31, 2018 and 2017, the assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the assets' fair value less cost to sell by segment in current assets as follows:

	December 31, 2018	December 31, 2017

Terminalling and storage	$3,552	$4,152
Marine transportation	2,100	5,427
Assets held for sale	$5,652	$9,579

During 2018, the Partnership received $1,002 in proceeds from the sale of assets classified as held for sale resulting in a loss of $1,022, which was presented as a component of "Other operating income (loss), net" in the Partnership's Consolidated Statements of Operations.

During 2017, the Partnership received $8,341 in proceeds from the sale of assets classified as held for sale resulting in a gain of $822, which was presented as a component of "Other operating income (loss), net" in the Partnership's Consolidated Statements of Operations.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The non-core assets discussed above did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 6. REVENUE

The following table disaggregates our revenue by major source:

	2018	2017	2016

Terminalling and storage segment
Lubricant product sales	$145,327	$130,466	$113,578
Throughput and storage	96,287	99,705	123,132
	$241,614	$230,171	$236,710
Natural gas services segment
Natural gas liquids product sales	$496,026	$473,865	$330,200
Natural gas storage	52,109	58,817	61,133
	$548,135	$532,682	$391,333
Sulfur service segment
Sulfur product sales	$46,347	$49,204	$53,327
Fertilizer product sales	75,041	74,528	76,931
Sulfur services	11,148	10,952	10,800
	$132,536	$134,684	$141,058
Marine transportation segment
Inland transportation	$44,580	$42,874	$50,556
Offshore transportation	5,790	5,705	7,734
	$50,370	$48,579	$58,290

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

Terminalling and Storage Segment

Revenue is recognized for storage contracts based on the contracted monthly tank fixed fee.  For throughput contracts, revenue is recognized based on the volume moved through the Partnership’s terminals at the contracted rate.  For the Partnership’s tolling agreement, revenue is recognized based on the contracted monthly reservation fee and throughput volumes moved through the facility.  When lubricants and drilling fluids are sold by truck or rail, revenue is recognized when title is transferred, which is either upon delivering product to the customer or when the product leaves the Partnership's facility, depending on the specific terms of the contract. Delivery of product is invoiced as the transaction occurs and is generally paid within a month.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Terminalling and storage
Throughput and storage	$50,079	$49,354	$46,642	$42,735	$42,854	$392,624	$624,288
Natural gas services
Natural gas storage	37,979	32,119	26,276	24,615	10,107	—	131,096
Sulfur services
Sulfur product sales	17,082	4,898	1,181	295	—	—	23,456
Marine transportation
Offshore transportation	6,205	—	—	—	—	—	6,205
Total	$111,345	$86,371	$74,099	$67,645	$52,961	$392,624	$785,045

NOTE 7. INVENTORIES

Components of inventories at December 31, 2018 and 2017 were as follows:

	2018	2017
Natural gas liquids	$32,388	$47,462
Sulfur	12,818	8,436
Fertilizer	14,208	18,674
Lubricants	22,887	20,086
Other	2,767	2,594
	$85,068	$97,252

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2018 and 2017, property, plant and equipment consisted of the following:

	Depreciable Lives	2018	2017
Land	—	$22,293	$21,719
Improvements to land and buildings	10-25 years	129,985	135,896
Storage equipment	5-50 years	174,851	178,815
Marine vessels	4-25 years	191,070	176,782
Operating plant and equipment	3-50 years	673,909	659,854
Base Gas	—	43,755	43,799
Furniture, fixtures and other equipment	3-20 years	11,832	11,134
Transportation equipment	3-7 years	1,821	1,535
Construction in progress		15,214	23,531
		$1,264,730	$1,253,065

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $67,122, $70,904 and $72,405.
Additions to property, plant and equipment included in accounts payable at December 31, 2018 and 2017 were $2,166 and $4,100, respectively.

NOTE 9. GOODWILL

The following table represents the goodwill balance by reporting unit at December 31, 2018 and 2017 as follows:

	2018	2017
Carrying amount of goodwill:
Terminalling and storage	$11,868	$11,868
Natural gas services	79	79
Sulfur services	5,349	5,349
Total goodwill	$17,296	$17,296

During the impairment evaluation performed at August 31, 2018 and 2017, the Partnership first assessed qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other intangible asset is less than its carrying amount. After assessing qualitative factors, the Partnership determined that it is not more likely than not that the fair value of its reporting units are less than its carrying amount. Therefore, no impairment was recorded for the year ended December 31, 2018 or 2017.

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

NOTE 10. LEASES

The Partnership has numerous non-cancelable operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee. The Partnership also has cancelable operating lease land rentals and outside marine vessel charters.

The Partnership’s future minimum lease obligations as of December 31, 2018 consist of the following:

Fiscal year	Operating Leases

2019	$7,869
2020	5,417
2021	3,216
2022	2,129
2023	1,467
Thereafter	7,823
Total	$27,921

Rent expense for continuing operating leases for the years ended December 31, 2018, 2017 and 2016 was $14,076, $15,908 and $19,005, respectively.

NOTE 11. INVESTMENT IN WTLPG

As discussed in Note 5, on July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG. Prior to the sale, the Partnership owned a 19.8% limited partnership and 0.2% general partnership interest in WTLPG. A wholly-owned subsidiary of ONEOK is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognized its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated Balance Sheets. The Partnership accounted for its ownership interest in WTLPG under the equity method of accounting. As discussed in Note 5, the Partnership sold its 20% non-operating partnership interest to ONEOK on July 31, 2018.

Selected financial information for WTLPG during the period of ownership is as follows:

	As of July 31,			Seven Months Ended July 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income
2018
WTLPG	$928,349	$—	$868,894	$55,534	$16,642

	As of December 31,			Years ended December 31,
	Total Assets	Long-Term Debt	Members’ Equity/Partners' Capital	Revenues	Net Income
2017
WTLPG	$837,163	$—	$787,426	$87,048	$21,571
2016
WTLPG	$812,464	$—	$790,406	$88,468	$23,883

NOTE 12. FAIR VALUE MEASUREMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	December 31,
	2018	2017
Commodity derivative contracts, net	$4	$(72)

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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$372,996	$360,138	$372,618	$381,657

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership’s results of operations could be materially impacted by changes in NGL prices and interest rates. In an effort to manage its exposure to these risks, the Partnership periodically enters into various derivative instruments, including commodity and interest rate hedges. All derivatives and hedging instruments are included on the balance sheet as an asset or a liability measured at fair value and changes in fair value are recognized currently in earnings. All of the Partnership's derivatives are non-hedge derivatives and therefore all changes in fair values are recognized as gains and losses in the earnings of the periods in which they occur.

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of December 31, 2018 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 55 barrels settling during the period from January 31, 2019 through February 28, 2019. At December 31, 2017, the Partnership had instruments totaling a gross notional quantity of 145 barrels settling during the period from January 31, 2018 through February 28, 2018. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Partnership enters into

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its senior unsecured notes.

During the twelve months ended December 31, 2016, the Partnership entered into contracts which provided the counterparty the option to enter into swap contracts to hedge the Partnership's exposure to changes in the fair value of its senior unsecured notes ("interest rate swaptions"). In connection with the interest rate swaption contracts, the Partnership received premiums of $630, which represented the fair value on the date the transactions were initiated and were initially recorded as a derivative liability on the Partnership's Consolidated Balance Sheet, during the twelve months ended December 31, 2016. Each of the interest rate swaptions was fully amortized as of December 31, 2016. Interest rate swaption contract premiums received are amortized over the period from initiation of the contract through their termination date. For the twelve months ended December 31, 2016, the Partnership recognized $630 of premium in "Interest expense, net" on the Partnership's Consolidated Statement of Operations related to the interest rate swaption contracts.

     For information regarding fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see "Tabular Presentation of Gains and Losses on Derivative Instruments and Related Hedged Items" below.

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair values and classification of the Partnership’s derivative instruments in its Consolidated Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated Balance Sheet
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$4	$—	Fair value of derivatives	$—	$72
Total derivatives not designated as hedging instruments		$4	$—		$—	$72

Effect of Derivative Instruments on the Consolidated Statement of Operations For the Twelve Months Ended December 31, 2018, 2017, and 2016

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		2018	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaption contracts	Interest expense	$—	$—	$(630)
Interest rate contracts	Interest expense	—	—	(366)
Commodity contracts	Cost of products sold	(14,024)	1,304	5,129
Total derivatives not designated as hedging instruments		$(14,024)	$1,304	$4,133

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2018, Martin Resource Management owned 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partnership units.  Martin Resource Management controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s incentive distribution rights.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management’s ownership as of December 31, 2018, of approximately 15.7% of the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Partnership’s outstanding limited partnership units, effectively gives Martin Resource Management the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids;

◦	distributing fuel oil, asphalt, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Effective January 1, 2018, through December 31, 2018, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,416.  The Partnership reimbursed Martin Resource Management for $16,416, $16,416 and $13,033 of indirect expenses for the years ended December 31, 2018, 2017 and 2016, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

As discussed in Item 1. Business, the Partnership purchased Martin Transport, Inc. effective January 1, 2019.

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

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management for marine fuel distribution.  At such time, the per gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017 and October 1, 2017 to modify its minimum throughput requirements and throughput fees. This agreement, as amended, expired September 30, 2018 and continued thereafter on a month to month basis until terminated by either party by giving 60 days’ written notice.

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

The impact of related party revenues from sales of products and services is reflected in the Consolidated Statements of Operations as follows:

Revenues:	2018	2017	2016
Terminalling and storage	$79,219	$82,205	$82,437
Marine transportation	15,442	16,801	21,767
Natural gas services	—	122	699
Product sales:
Natural gas services	19	1,043	8
Sulfur services	630	1,963	2,006
Terminalling and storage	758	572	1,020
	1,407	3,578	3,034
	$96,068	$102,706	$107,937

The impact of related party cost of products sold is reflected in the Consolidated Statements of Operations as follows:

Cost of products sold:
Natural gas services	$14,816	$18,946	$22,886
Sulfur services	17,418	15,564	15,339
Terminalling and storage	28,304	17,612	13,838
	$60,538	$52,122	$52,063

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

The impact of related party operating expenses is reflected in the Consolidated Statements of Operations as follows:

Operating expenses:
Marine transportation	$22,326	$23,815	$28,107
Natural gas services	8,851	9,007	9,258
Sulfur services	5,497	5,821	5,995
Terminalling and storage	18,854	25,701	27,481
	$55,528	$64,344	$70,841

The impact of related party selling, general and administrative expenses is reflected in the Consolidated Statements of Operations as follows:

Selling, general and administrative:
Marine transportation	$704	$34	$30
Natural gas services	5,568	8,162	7,566
Sulfur services	2,684	2,526	2,732
Terminalling and storage	2,847	2,278	2,526
Indirect overhead allocation, net of reimbursement	16,443	16,416	13,036
	$28,246	$29,416	$25,890

Other Related Party Transactions

The Partnership had a $15,000 note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, the Partnership notified Martin Resource Management that it would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. The note has historically been recorded in "Note receivable - affiliates" on the Partnership's Consolidated Balance Sheets. Interest income for the years ended December 31, 2018, 2017, and 2016 was $0, $943 and $2,256, respectively, and is included in "Interest expense, net" in the Consolidated Statements of Operations.

NOTE 15. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Intangibles and other assets, net" at December 31, 2018 and 2017 were as follows:

	2018	2017
Customer contracts and relationships, net	$18,222	$25,252
Other intangible assets	1,310	1,752
Other	4,179	5,797
	$23,711	$32,801

Other intangible assets consist of covenants not-to-compete and technology-based assets.

Aggregate amortization expense for customer contracts and other intangible assets included in continuing operations was $9,228, $13,887, and $19,548, for the years ended December 31, 2018, 2017 and 2016, respectively, and accumulated amortization amounted to $44,510 and $39,462 at December 31, 2018 and 2017, respectively.

Estimated amortization expense for intangibles and other assets for the years subsequent to December 31, 2018 are as follows: 2019 - $6,063; 2020 - $5,272; 2021 - $4,319; 2022 - $4,295; 2023 - $1,952; subsequent years - $55.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Components of "Other accrued liabilities" at December 31, 2018 and 2017 were as follows:

	2018	2017
Accrued interest	$10,735	$11,726
Asset retirement obligations	2,721	5,429
Property and other taxes payable	5,621	5,638
Accrued payroll	3,109	3,385
Other	29	162
	$22,215	$26,340

The schedule below summarizes the changes in our asset retirement obligations:

	Year Ended December 31,
	2018	2017
	(In thousands)

Beginning asset retirement obligations	$13,512	$16,418
Revisions to existing liabilities[1]	4,041	5,547
Accretion expense	516	404
Liabilities settled	(5,640)	(8,857)
Ending asset retirement obligations	12,429	13,512
Current portion of asset retirement obligations[2]	(2,721)	(5,429)
Long-term portion of asset retirement obligations[3]	$9,708	$8,083

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

NOTE 16. LONG-TERM DEBT

At December 31, 2018 and 2017, long-term debt consisted of the following:

	2018	2017
$664,444 Revolving credit facility at variable interest rate (5.24%[1] weighted average at December 31, 2018), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries, net of unamortized debt issuance costs of $3,537 and $4,986, respectively[3]	$283,463	$440,014
$400,000 Senior notes, 7.25% interest, including unamortized premium of $650 and $956, respectively, also net of unamortized debt issuance costs of $1,454 and $2,138 respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[3,4]	372,996	372,618
Total long-term debt	$656,459	$812,632

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at December 31, 2018 and 2017 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at December 31, 2018 is 2.75%.  The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Omnibus Agreement. The Partnership is permitted to make quarterly distributions so long as no event of default exists.

3 The Partnership is in compliance with all debt covenants as of December 31, 2018.

4 The 2021 indentures restrict the Partnership’s ability to sell assets; pay distributions or repurchase units or redeem or repurchase subordinated debt; make investments; incur or guarantee additional indebtedness or issue preferred units; and consolidate, merge or transfer all or substantially all of its assets.
The Partnership paid cash interest, net of proceeds received from interest rate swaptions, in the amount of $50,543, $45,728, and $46,046 for the years ended December 31, 2018, 2017 and 2016, respectively. Capitalized interest was $624, $730, and $1,126 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 17. PARTNERS' CAPITAL

As of December 31, 2018, partners’ capital consisted of 39,032,237 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management, through subsidiaries, owned 6,114,532 of the Partnership's common limited partnership units representing approximately 15.7% of the Partnership's outstanding common limited partnership units. MMGP, the Partnership's general partner, owns the 2% general partnership interest.

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

For the years ended December 31, 2018, 2017 and 2016, the general partner was allocated $0, $0, and $7,786 in incentive distributions.

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

	Years Ended December 31,
	2018	2017	2016
Continuing operations:
Income from continuing operations	$(7,595)	$13,007	$27,003
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	6,642
Distributions payable on behalf of general partner interest	(270)	1,191	1,756
General partner interest in undistributed loss	118	(931)	(1,216)
Less income allocable to unvested restricted units	(5)	32	77
Limited partners’ interest in net income	$(7,438)	$12,715	$19,744

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Years Ended December 31,
	2018	2017	2016
Discontinued operations:
Income from discontinued operations	$51,700	$4,128	$4,649
Less general partner’s interest in net income:
Distributions payable on behalf of IDRs	—	—	1,144
Distributions payable on behalf of general partner interest	1,839	378	302
General partner interest in undistributed loss	(805)	(295)	(209)
Less income allocable to unvested restricted units	33	10	13
Limited partners’ interest in net income	$50,633	$4,035	$3,399

The Partnership allocates the general partner's share of earnings between continuing and discontinued operations as a proportion of net income from continuing and discontinued operations to total net income.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Basic weighted average limited partner units outstanding	38,907,000	38,101,583	35,347,032
Dilutive effect of restricted units issued	15,678	63,318	28,231
Total weighted average limited partner diluted units outstanding	38,922,678	38,164,901	35,375,263

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

NOTE 18. UNIT BASED AWARDS

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

	For the Year Ended December 31,
	2018	2017	2016
Employees	$1,098	$534	$783
Non-employee directors	126	116	121
Total unit-based compensation expense	$1,224	$650	$904

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

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management on March 31, 2021. As of December 31, 2018, the Partnership is unable to ascertain if the performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

 The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the year ended December 31, 2018 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of year	98,750	$24.80
Granted (TBRU)	315,500	$13.89
Granted (PRBU)	317,925	$13.89
Vested	(81,050)	$27.77
Forfeited	(27,000)	$13.90
Non-Vested, end of year	624,125	$13.78

Aggregate intrinsic value, end of year	$6,416

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2018, 2017 and 2016 is provided below:

	For the Year Ended December 31,
	2018	2017	2016
Aggregate intrinsic value of units vested	$1,195	$143	$1,233
Fair value of units vested	$2,250	$208	$1,773

As of December 31, 2018, there was $3,083 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 19. INCOME TAXES

The operations of a partnership are generally not subject to income taxes because its income is taxed directly to its partners.

The Partnership is subject to the Texas margin tax, which is considered a state income tax, and is included in income tax expense on the Consolidated Statements of Operations. Since the tax base on the Texas margin tax is derived from an income-based measure, the margin tax is construed as an income tax and, therefore, the recognition of deferred taxes applies to the margin tax. The impact on deferred taxes as a result of this provision is immaterial. State income taxes attributable to the Texas margin tax of $369, $352 and $726 were recorded in income tax expense for the years ended December 31, 2018, 2017 and 2016, respectively.

A current income tax liability of $445 and $510 existed at December 31, 2018 and 2017, respectively.

Cash paid for income taxes was $434, $712, and $841 for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since the operations of a partnership are not subject to federal income tax, the legislation has no material impact on our financial statements in 2018.

As of December 31, 2018, the tax years that remain open to assessment by federal and state jurisdictions are 2015-2017.

NOTE 20. BUSINESS SEGMENTS

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

	Operating Revenues	Intersegment Eliminations	Operating Revenues After Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs

Year Ended December 31, 2018:
Terminalling and storage	$247,840	$(6,226)	$241,614	$39,508	$13,725	$13,704
Natural gas services	548,135	—	548,135	21,283	28,570	4,728
Sulfur services	132,536	—	132,536	8,485	14,276	4,429
Marine transportation	52,830	(2,460)	50,370	7,590	6,116	14,188
Indirect selling, general, and administrative	—	—	—	—	(17,901)	—
Total	$981,341	$(8,686)	$972,655	$76,866	$44,786	$37,049

Year Ended December 31, 2017:
Terminalling and storage	$236,169	$(5,998)	$230,171	$45,160	$629	$29,644
Natural gas services	532,908	(226)	532,682	24,916	51,849	7,430
Sulfur services	134,684	—	134,684	8,117	23,205	2,611
Marine transportation	51,915	(3,336)	48,579	7,002	1,650	3,929
Indirect selling, general, and administrative	—	—	—	—	(17,332)	—
Total	$955,676	$(9,560)	$946,116	$85,195	$60,001	$43,614

Year Ended December 31, 2016:
Terminalling and storage	$242,363	$(5,653)	$236,710	$45,484	$40,660	$26,097
Natural gas services	391,333	—	391,333	28,081	41,503	4,807
Sulfur services	141,058	—	141,058	7,995	23,393	5,093
Marine transportation	61,233	(2,943)	58,290	10,572	(16,039)	2,334
Indirect selling, general, and administrative	—	—	—	—	(16,794)	—
Total	$835,987	$(8,596)	$827,391	$92,132	$72,723	$38,331

Revenues from two customers in the Natural Gas Services segment were $179,729, $169,504 and $122,381 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Partnership's assets by reportable segment as of December 31, 2018 and 2017, are as follows:

	2018	2017
Total assets:
Terminalling and storage	$298,784	$326,920
Natural gas services	512,817	704,524
Sulfur services	115,498	120,790
Marine transportation	106,299	101,264
Total assets	$1,033,398	$1,253,498

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 21. QUARTERLY FINANCIAL INFORMATION

Consolidated Quarterly Income Statement Information

	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2018
Revenues	$284,204	$216,571	$219,047	$252,833
Operating income (loss)	24,120	5,616	3,527	11,523
Income (loss) from continuing operations	11,286	(8,282)	(9,686)	(913)
Income from discontinued operations	1,532	1,036	49,132	—
Net income (loss)	12,818	(7,246)	39,446	(913)
Income (loss) from continuing operations per unit	0.29	(0.21)	(0.25)	(0.02)
Limited partners' interest in net income (loss) per limited partner unit	0.33	(0.18)	1.00	(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollar in thousands, except per unit amounts)
2017
Revenues	$253,325	$193,922	$193,128	$305,741
Operating income	23,804	10,891	(4,440)	29,746
Income (loss) from continuing operations	12,734	179	(17,031)	17,125
Income from discontinued operations	849	810	745	1,724
Net income (loss)	13,583	989	(16,286)	18,849
Income (loss) from continuing operations per unit	0.34	—	(0.44)	0.45
Limited partners' interest in net income (loss) per limited partner unit	0.36	0.03	(0.42)	0.47

NOTE 22. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.

Pursuant to a Purchase Price Reimbursement Agreement between the Partnership and Martin Resource Management related to the Partnership’s acquisition of the Redbird Gas Storage LLC ("Redbird") Class A interests on October 2, 2012,

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

beginning in the second quarter of 2015, Martin Resource Management will reimburse the Partnership $750 each quarter for four consecutive quarters as a reduction in the purchase price of the Redbird Class A interests.  These payments are a result of Cardinal Gas Storage Partners LLC ("Cardinal") not achieving certain financial targets set forth in the Purchase Price Reimbursement Agreement.  These payments are considered a reduction of the excess of the purchase price over the carrying value of the assets transferred to the Partnership from Martin Resource Management and will be recorded as an adjustment to "Partners' capital" in each quarter the payments are made. The agreement further provided for purchase price reimbursements of up to $4,500 in 2016 in the event certain financial conditions were not met. For the year ended December 31, 2017, the Partnership received $1,125, respectively, related to the Purchase Price Reimbursement Agreement. The amount received in the first quarter of 2017 represented the final payment under the Purchase Price Reimbursement Agreement.

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

Commitments

The Partnership has non-cancelable revenue arrangements whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues we expect to receive under these non-cancelable arrangements as of December 31, 2018, are as follows: 2019 - $17,343; 2020 - $13,345; 2021 - $10,576; 2022 - $10,576; 2023 - $10,576; subsequent years - $58,128.

NOTE 23. CONDENSED CONSOLIDATIING FINANCIAL INFORMATION

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

NOTE 24. SUBSEQUENT EVENTS

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, the Operating Partnership entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management Corporation (“MRMC”) to acquire all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of MRMC which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns twenty-three terminals located throughout the Gulf Coast and Midwest for total consideration as follows:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)

Purchase price[1]	$135,000
Plus: Working Capital Adjustment	2,796
Less: Capital leases assumed	(11,682)
Cash consideration paid	$126,114

1The Stock Purchase Agreement also includes a $10,000 earn-out based on certain performance thresholds. The transaction closed on January 2, 2019 and was effective as of January 1, 2019. The Stock Purchase Agreement contained customary representations and warranties.

The Partnership also acquired certain operating leases that will result in additional assets and liabilities being recorded at the transaction date in accordance with ASU 2016-02 in the amount of $7,082.

Quarterly Distribution.  On January 17, 2019, the Partnership declared a quarterly cash distribution of $0.50 per common unit for the fourth quarter of 2018, or $2.00 per common unit on an annualized basis, which was paid on February 14, 2019 to unitholders of record as of February 7, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures. In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During 2017 we began implementation of a new enterprise resource planning ("ERP") system. The new ERP system is expected to take several years to fully implement, and has and will continue to require significant capital and human resources to deploy. During the year ended December 31, 2018, we completed the implementation of certain functional areas of the ERP implementation project that affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and this initial deployment will require testing for effectiveness throughout 2018. Management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new ERP system is enacted.

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

Our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing in "Item 8 - Financial Statements and Supplementary Data."

(c)        Changes in Internal Control Over Financial Reporting. Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position with the General Partner
Ruben S. Martin	67	President, Chief Executive Officer and Director
Robert D. Bondurant	60	Executive Vice President and Chief Financial Officer and Director
Randall L. Tauscher	53	Executive Vice President and Chief Operating Officer
Chris H. Booth	49	Executive Vice President, Chief Legal Officer, General Counsel and Secretary
Scot A. Shoup	58	Senior Vice President of Operations
C. Scott Massey	66	Director
James M. Collingsworth	64	Director
Byron R. Kelley	71	Director
Sean P. Dolan	45	Director
Zachary S. Stanton	43	Director

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

Board Meetings and Committees

From January 1, 2018 to December 31, 2018, the board of directors of our general partner held 10 meetings.  All directors then in office attended each of these meetings, either in person, by teleconference or by videoconference with the exception of:  Zach Stanton, who was not in attendance at the meeting of the board of directors on the dates of April 19, 2018 and July 19, 2018.  Additionally, the board of directors undertook action one time during 2018 without a meeting by acting through written unanimous consent.  We have standing conflicts, audit, compensation and nominating committees of the board of directors of our general partner.  The board of directors of our general partner appoints the members of the Audit,

Compensation, Nominating and Conflicts Committees.  Each member of the Audit Committee is an independent director in accordance with NASDAQ and applicable securities laws.  Each of the board committees has a written charter approved by the board.  Copies of each charter are posted on our website at ww.martinmidstream.com under the "Corporate Governance" section.  The current members of the committees, the number of meetings held by each committee from January 1, 2018 to December 31, 2018, and a brief description of the functions performed by each committee are set forth below:

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

                Nominating Committee (1 meetings).  The members of the Nominating Committee are Messrs. Collingsworth (chairman), Massey, and Kelley.  All of the members attended the meeting of the Nominating Committee for the period noted above.  The primary responsibility of the nominating committee is to select and recommend nominees for election to the board of directors of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner's directors and officers and beneficial owners of more than 10% of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC and NASDAQ.  Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed.  Based solely on our review of copies of such forms and amendments previously provided to us, we believe directors, officers and greater than 10% beneficial owners complied with all filing requirements during the year ended December 31, 2018, with the exception of one Form 4 for Scot Shoup which was filed late.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

We are required to provide information regarding the compensation program in place as of December 31, 2018, for the CEO, CFO and the three other most highly-compensated executive officers of our general partner as reflected in the summary compensation table set forth below (the "Named Executive Officers").  This section should be read in conjunction with the detailed tables and narrative descriptions regarding compensation below.

We are a master limited partnership and have no employees.  We are managed by the executive officers of our general partner. These executive officers are employed by Martin Resource Management, a private corporation that has significant operations that are separate from ours. The executive officers of our general partner are also the executive officers of Martin Resource Management and devote significant time to the management of Martin Resource Management’s operations.  We reimburse Martin Resource Management for a portion of the indirect general and administrative expenses, including compensation expense relating to the service of these individuals that are allocated to us pursuant to the omnibus agreement between us and our general partner, as amended on October 1, 2012 ("Omnibus Agreement"). Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2018, 2017 and 2016 the conflicts committee of our general partner ("Conflicts Committee") approved reimbursement amounts of $16.4 million, $16.4 million and $13.0 million, respectively, reflecting our allocable share of such expenses. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements — Omnibus Agreement" for a discussion of the Omnibus Agreement.

Compensation Objectives

As we do not directly compensate the executive officers of our general partner, we do not have any set compensation programs. The elements of Martin Resource Management’s compensation program discussed below, along with Martin Resource Management’s other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Martin Resource Management and other Martin Resource Management affiliates, including us, for which the Named Executive Officers perform services. Although we bear an allocated portion of Martin Resource Management’s costs of providing compensation and benefits to the Named Executive Officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Martin Resource Management.  During 2018, Martin Resource Management paid compensation based on the performance of Martin Resource Management but did not set any specific performance-based criteria and did not have any other specific performance-based objectives.

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

Annual Base Salary.  Base salary is intended to provide fixed compensation to the Named Executive Officers for their performance of core duties with respect to Martin Resource Management and its affiliates, including us, and to compensate for experience levels, scope of responsibility and future potential. Base salaries are not intended to compensate individuals for extraordinary performance or for above average company performance. The base salaries of the Named Executive Officers are generally reviewed on an annual basis, as well as at the time of promotion and other changes in responsibilities or market conditions.

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

Determination of 2018 Compensation Amounts

During 2018, elements of all compensation paid to the Named Executive Officers by Martin Resource Management consisted of the following: (1) annual base salary; (2) discretionary annual cash awards; (3) awards pursuant to the Martin Midstream Partners L.P. 2017 Restricted Unit Plan and Martin Resource Management employee benefit plans; and (4) other compensation, including limited perquisites.  With respect to the Named Executive Officers, they were paid an allocated portion of their base salaries.

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

On February 20, 2018, we issued 4,650 TBRU's to each of our three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,162.5 units on January 24, 2019, 2020, 2021, and 2022.

On March 1, 2018, we issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management on March 31, 2021.

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

Martin Resource Management 401(k) Profit Sharing Plan.  Martin Resource Management maintains a profit sharing plan that covers employees who satisfy certain minimum age and service requirements. This profit sharing plan is referred to as the "401(k) Plan." Eligible employees may elect to participate in the 401(k) Plan by electing pre-tax contributions up to 30% of their regular compensation. Matching contributions are made to the 401(k) Plan equal to 50% of the first 4% of eligible compensation.  Martin Resource Management may make annual discretionary profit sharing contributions in an amount at the plan year end as determined by the board of directors of Martin Resource Management. Participants in the 401(k) Plan prior to January 1, 2017 are 100% vested in matching contributions, while those employed after January 1, 2017 become vested upon completion of the five years of vesting service schedule or upon their attainment of age 65, permanent disability or death during employment. The five year vesting service schedule is also applicable to discretionary contributions made to the plan.

Martin Resource Management Non-Qualified Option Plan.  In September 1999, Martin Resource Management adopted a stock option plan designed to retain and attract qualified management personnel, directors and consultants.  Under the plan, Martin Resource Management is authorized to issue to qualifying parties from time to time options to purchase up to 2,000 shares of its common stock with terms not to exceed ten years from the date of grant and at exercise prices generally not less than fair market value on the date of grant.  In November 2007, Martin Resource Management adopted an additional stock option plan designed to retain and attract qualified management personnel, directors and consultants. In December 2013, all outstanding options were exercised or redeemed in lieu of redemption. There are no outstanding options under this plan as of December 31, 2018.

Other Compensation

Martin Resource Management generally does not pay for perquisites for any of our named executive officers other than general recreational activities at certain Martin Resource Management’s properties located in Texas and use of Martin Resource Management vehicles, including aircraft.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation expense that was allocated to us for the services of the named executive officers for the years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total Compensation
Ruben S. Martin, President and Chief Executive Officer	2018	$262,500	$—	$1,158,913	$1,421,413
	2017	$412,500	$—	$—	$412,500
	2016	$412,500	$—	$—	$412,500
Robert D. Bondurant, Executive Vice President and Chief Financial Officer	2018	$240,000	$—	$740,870	$980,870
	2017	$230,000	$—	$—	$230,000
	2016	$230,000	$—	$—	$230,000
Randall L. Tauscher, Executive Vice President and Chief Operating Officer	2018	$288,000	$—	$740,870	$1,028,870
	2017	$276,000	$—	$—	$276,000
	2016	$308,200	$—	$—	$308,200
Chris H. Booth, Executive Vice President, General Counsel and Secretary	2018	$192,500	$—	$556,000	$748,500
	2017	$183,600	$—	$—	$183,600
	2016	$165,240	$—	$—	$165,240
Scot A. Shoup, Senior Vice President of Operations	2018	$279,000	$—	$222,400	$501,400
	2017	$270,000	$—	$—	$270,000
	2016	$180,000	$—	$—	$180,000

(1) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRU's and PBRU's which have not been met as it relates to the 2018 stock award. See Note 18 included in Item 8 herein for the assumptions made in our valuation of such awards.

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

The following table sets forth the compensation of our board members for the period from January 1, 2018 through December 31, 2018.

Name	Fees Earned Paid in Cash	Stock Awards (2)	Total
Ruben S. Martin	$—	$1,158,913	$1,158,913
Robert D. Bondurant	$—	$740,870	$740,870
C. Scott Massey (1)	$65,000	$74,633	$139,633
Byron R. Kelley (1)	$65,000	$74,633	$139,633
James M. Collingsworth (1)	$65,000	$74,633	$139,633
Sean P. Dolan	$—	$—	$—
Zachary S. Stanton	$—	$—	$—

(1) On February 20, 2018, the Partnership issued 4,650 restricted common units to each of three independent directors, C. Scott Massey, Byron R. Kelley, and James M. Collingsworth under our 2017 LTIP.  These restricted common units vest in equal installments of 1,162.5 units on January 24, 2019, 2020, 2021 and 2022, respectively.  In calculating the fair value of the award, we multiplied the closing price of our common units on the NASDAQ on the date of grant by the number of restricted common units granted to each director.

(2) The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718, however, such awards are subject to vesting requirements for TBRU's and PBRU's which have not been met as it relates to the 2018 stock award. See Note 18 included in Item 8 herein for the assumptions made in our valuation of such awards.

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

The following table sets forth the beneficial ownership of our units as of February 19, 2019 held by beneficial owners of 5% or more of the units outstanding, by directors of our general partner, by each executive officer and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned (3)
MRMC ESOP Trust (4)	6,114,532	15.7%
Martin Resource Management Corporation (5)	6,114,532	15.7%
Martin Resource, LLC (5)	4,203,823	10.8%
Martin Product Sales LLC (5)	1,021,265	2.6%
Cross Oil Refining & Marketing Inc. (6)	889,444	2.3%
OppenheimerFunds, Inc. (2)	7,760,760	19.9%
Ruben S. Martin (6)	6,446,851	16.5%
Robert D. Bondurant	69,772	—%
Randall L. Tauscher	55,145	—%
Chris H. Booth	31,330	—%
Scot A. Shoup	10,100	—%
Sean Dolan	—	—%
Zachary S. Stanton	—	—%
C. Scott Massey (7)	41,298	—%
Byron R. Kelley	26,898	—%
James M. Collingsworth (8)	24,298	—%
All directors and executive officers as a group (10 persons) (9)	6,705,692	17.2%

(1)
The address for Martin Resource Management Corporation and all of the individuals listed in this table, unless otherwise indicated, is c/o Martin Midstream Partners L.P., 4200 Stone Road, Kilgore, Texas  75662.

(2)	The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281.

(3)	The percent of class shown is less than one percent unless otherwise noted.

(4)
By virtue of its ownership of 87.87% of the outstanding common stock of Martin Resource Management Corporation ("Martin Resource Management"), the MRMC ESOP Trust (the "MRMC ESOP") is the controlling shareholder of Martin Resource Management, and may be deemed to beneficially own the 6,114,532 MMLP Common Units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc., and Martin Product Sales LLC. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions are directed by the board of directors of Martin Resource Management. The MRMC ESOP expressly disclaims beneficial ownership of the MMLP Common Units as voting and investment decisions are directed by the board of directors of Martin Resource Management.

(5)
Martin Resource Management is the owner of Martin Resource, LLC, Martin Product Sales LLC, and Cross Oil Refining & Marketing Inc., and as such may be deemed to beneficially own the common units held by Martin Resource LLC, Cross Oil Refining & Marketing Inc, and Martin Product Sales LLC.  The 4,203,823 common units beneficially owned by Martin Resource Management through its ownership of Martin Resource, LLC have been pledged as security to a third party to secure payment for a loan made by such third party.   The 1,021,265 common units beneficially owned by Martin Resource Management through its ownership of Martin Product Sales LLC have been pledged as security to a third party to secure payment for a loan made by such third party. The 889,444 common units beneficially owned by Martin Resource Management through its ownership of Cross Oil Refining & Marketing Inc. have been pledged as security to a third party to secure payment for a loan made by such third party.

(6)
Includes 332,319 common units owned directly by Mr. Martin, 297,147 of which are pledged to third parties to secure payment for loans. By virtue of serving as the Chairman of the Board and President of Martin Resource

Management, Ruben S. Martin may exercise control over the voting and disposition of the securities owned by Martin Resource Management, and therefore, may be deemed the beneficial owner of the common units owned by Martin Resource Management, which include 6,114,532 common units beneficially owned through its ownership of Martin Resource LLC, Cross Oil Refining & Marketing Inc. and Martin Product Sales LLC.

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

Martin Resource Management owns a 51% voting interest in the holding company that is the sole member of our general partner and, together with our general partner, owns approximately 15.7% of our outstanding common limited partner units as of December 31, 2018.  The table below sets forth information as of December 31, 2018 concerning (i) each person owning beneficially in excess of 5% of the voting common stock of Martin Resource Management, and (ii) the beneficial common stock ownership of (a) each director of Martin Resource Management, (b) each executive officer of Martin Resource Management, and (c) all such executive officers and directors of Martin Resource Management as a group.  Except as indicated, each individual has sole voting and investment power over all shares listed opposite his or her name.

	Beneficial Ownership of Voting Common Stock
Name of Beneficial Owner(1)	Number of Shares	Percent of Outstanding Voting Stock
MRMC ESOP Trust (2)	170,278.81	87.87%
Martin ESOP Trust (3)	23,510.25	12.13%
Robert D. Bondurant (3)	23,510.25	12.13%
Randall Tauscher (3)	23,510.25	12.13%

(1)	The business address of each shareholder, director and executive officer of Martin Resource Management Corporation is c/o Martin Resource Management Corporation, 4200 Stone Road, Kilgore, Texas 75662.

(2)
The MRMC ESOP owns 170,278.81 shares of common stock of Martin Resource Management. Wilmington Trust Retirement and Institutional Services Company serves as trustee of the MRMC ESOP but all of its voting and investment decisions related to the unallocated shares of common stock are directed by the board of directors of Martin Resource Management. Of the common stock held by the MRMC ESOP, 99,195.49 shares of common stock are allocated to participant accounts, and 71,083.32 shares of common stock are unallocated.

(3)
Robert D. Bondurant and Randall Tauscher (the "Co-Trustees") are co-trustees of the Martin Employee Stock Ownership Trust which converted from a profit sharing plan known as the Martin Employees' Stock Profit Sharing Plan on January 1, 2014. The Co-Trustees exercise shared control over the voting and disposition of the securities owned by this trust.  As a result, the Co-Trustees may be deemed to be the beneficial owner of the securities held by such trust; thus, the number of shares of common stock reported herein as beneficially owned by the Co-Trustees includes the 23,510 shares owned by such trust.  The Co-Trustees disclaim beneficial ownership of these 23,510 shares.

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	2,393,575
Total	—	$—	2,393,575

(1) Our general partner has adopted and maintains the Martin Midstream Partners L.P. Long-Term Incentive Plan.  For a description of the material features of this plan, please see "Item 11. Executive Compensation – Employee Benefit Plans – Martin Midstream Partners L.P. Long-Term Incentive Plan".

In February 2019, we issued 5,648 restricted common units to independent directors under our long-term incentive plan.  These restricted common units vest in equal installments of 1,412 units on January 24, 2020, 2021, 2022 and 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Martin Resource Management owns 6,114,532 of our common limited partnership units representing approximately 15.7% of our outstanding common limited partnership units as of February 19, 2019.  Martin Resource Management controls Martin Midstream GP LLC, our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC, the sole member of our general partner. Our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.  Our general partner’s ability to manage and operate us and Martin Resource Management’s ownership of approximately 15.7% of our outstanding common limited partnership units effectively gives Martin Resource Management the ability to veto some of our actions and to control our management.

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

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual aggregate distribution of approximately $1.6 million on its 2% general partner interest.

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

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management, including the following:

◦	providing land transportation of various liquids (the Partnership acquired MTI effective January 1, 2019);

◦	distributing fuel oil, asphalt, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

•	any business that Martin Resource Management acquires or constructs that has a fair market value of less than $5,000;

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

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management for indirect general and administrative and corporate overhead expenses.   For the years ended December 31, 2018, 2017 and 2016, the Conflicts Committee approved and we reimbursed Martin Resource Management of $16.4 million, $16.4 million and $13.0 million, respectively, reflecting our allocable share of such expenses. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

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

As discussed in Item 8. Financial Statements and Supplementary Data, the Partnership purchased Martin Transport, Inc. effective January 1, 2019.

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, we entered into a second amended and restated terminalling services agreement under which we provide terminal services to Martin Resource Management for marine fuel distribution.  At such time, the per gallon throughput fee we charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017 and October 1, 2017 to modify its minimum throughput requirements and throughput fees. This agreement, as amended, expired September 30, 2018 and continued thereafter on a month to month basis until terminated by either party by giving 60 days’ written notice.

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
Sulfuric Acid Sales Agency Agreement. We were previously a party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management, Saconix LLC ("Saconix"), a limited liability company in which Martin Resource Management held a minority equity interest, purchased and marketed the sulfuric acid produced by our sulfuric acid production plant at Plainview, Texas, that was not consumed by our internal operations.  This agreement, as amended, was to remain in place until September 30, 2020 and automatically renew year to year thereafter until either party provided 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, we sold all of our excess sulfuric acid to Saconix, who then marketed and sold such acid to third-parties.  We shared in the profit of such sales.

Other Miscellaneous Agreements. From time to time we enter into other miscellaneous agreements with Martin Resource Management for the provision of other services or the purchase of other goods.

Other Related Party Transactions

Related Party Note Receivable

We had a $15.0 million note receivable from an affiliate of Martin Resource Management which previously bore an annual interest rate of 15% and had a maturity date of August 31, 2026, the balance of which could be prepaid on or after September 1, 2016. On February 14, 2017, we notified Martin Resource Management that we would be requesting voluntary repayment of the long-term Note Receivable plus accrued interest. During second quarter of 2017, the Note Receivable was fully repaid. Interest income for the years ended December 31, 2017 and 2016 was $0.9 million and $2.3 million, respectively.

2017 Public Offerings

In conjunction with a public offering, our general partner contributed $1.1 million in order to maintain its 2% general partner interest in us.

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

For information regarding amounts of related party transactions that are included in the Partnership's Consolidated Statements of Operations, please see Footnote 14, "Related Party Transactions", in Part II, Item 8.

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

KPMG, LLP served as our independent auditors for the fiscal years ended December 31, 2018 and 2017.  The following fees were paid to KPMG, LLP for services rendered during our last two fiscal years:

	2018		2017
Audit fees	$1,238,500	(1)	$1,349,934	(1)
Audit related fees	—		—
Audit and audit related fees	1,238,500		1,349,934
Tax fees	82,106	(2)	123,167	(2)
All other fees	—		124,550	(3)
Total fees	$1,320,606		$1,597,651

(1)
2018 audit fees include fees for the annual integrated audit and fees related to services in connection with transactions. 2017 audit fees include fees for the annual integrated audit and fees related to services in connection with transactions.

(2)	Tax fees are for services related to the review of our partnership K-1's returns, and research and consultations on other tax related matters.

(3)	All other fees are for accounting advisory services related to the adoption of ASC 606.

Under policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of such services do not impair the auditor’s independence.  All of the services described above that were provided by KPMG, LLP in years ended December 31, 2018 and December 31, 2017 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)    Financial Statements, Schedules

(1)	Financial Statements (see Part II, Item 8. of this Annual Report on Form 10-K regarding financial statements)

(2)
Financial Statement Schedules:  The separate filing of financial statement schedules has been omitted because such schedules are either not applicable or the information called for therein appears in the footnotes of our Consolidated Financial Statements.

(3)	Financial Statements of West Texas LPG Pipeline Limited Partnership, an affiliate accounted for by the equity method, which constituted a significant subsidiary.

Financial Statement Schedule
Pursuant to Item 15(a)(3)

West Texas LPG Pipeline Limited Partnership
Financial Statements
For the seven-month period from January 1, 2018 to July 31, 2018 and each of the years ended December 31, 2017 and 2016 (unaudited)

Independent Auditor’s Report

To the Partnership Committee of West Texas LPG Pipeline Limited Partnership

We have audited the accompanying financial statements of West Texas LPG Pipeline Limited Partnership, which comprise the balance sheets as of July 31, 2018 and December 31, 2017, and the related statements of operations, changes in partners’ capital and cash flows for the period from January 1, 2018 to July 31, 2018 and the year ended December 31, 2017.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Partnership's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas LPG Pipeline Limited Partnership as of July 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 to July 31, 2018 and the year ended December 31, 2017 in accordance with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2016 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2016 financial statements to be audited and they are therefore not covered by this report.

/s/PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 19, 2019

West Texas LPG Pipeline Limited Partnership
Balance Sheets
(Dollars in thousands)

	July 31,	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$6,247	$27,927
Accounts receivable	17,069	17,151
Materials and supplies inventories	2,168	2,168
Other current assets	208	66
Total current assets	25,692	47,312

Property and equipment	952,969	831,823
Accumulated depreciation	(50,468)	(42,308)
Property, plant and equipment, net	902,501	789,515

Other assets	311	337

Total assets	$928,504	$837,164

Liabilities and Partners' Capital
Current liabilities
Accounts payable	$49,706	$40,919
Taxes payable	1,575	2,396
Other current liabilities	2,436	459
Total current liabilities	53,717	43,774

Environmental reserve	5,488	5,964
Other liabilities	405	—
Total liabilities	59,610	49,738

Commitments and contingencies (Note 6)
Partners' capital	868,894	787,426
Total liabilities and partners' capital	$928,504	$837,164

See accompanying notes to the financial statements.

West Texas LPG Pipeline Limited Partnership
Statements of Operations
(Dollars in thousands)

	Period from January 1, 2018 through July 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016*
			(unaudited)

Revenue (Note 3)	$55,534	$87,049	$88,467

Costs and expenses
Cost of services (exclusive of items shown separately below)	8,379	12,336	11,401
Operations and maintenance	20,464	36,510	36,824
Depreciation	8,144	13,842	13,686
Taxes other than income	1,866	2,842	2,651
Total costs and expenses	38,853	65,530	64,562

Other income (expense), net	(39)	53	(22)

Net income	$16,642	$21,572	$23,883

*Not covered by the auditor’s report
See accompanying notes to the financial statements.

West Texas LPG Pipeline Limited Partnership
Statements of Changes in Partners' Capital
(Dollars in thousands)

	ONEOK Permian NGL Pipeline LP, LLC	ONEOK Permian NGL Pipeline GP, LLC	Martin Midstream Holdings II, LLC	Martin Midstream Holdings, LLC	Total

Balances - December 31, 2015	$636,786	$6,432	$159,197	$1,608	$804,023

Net income (unaudited)	18,915	191	4,729	48	23,883
Distributions to partners (unaudited)	(29,700)	(300)	(7,425)	(75)	(37,500)
Balances - December 31, 2016 (unaudited)*	626,001	6,323	156,501	1,581	790,406

Net income (unaudited)	17,086	172	4,270	44	21,572
Contributions by partners	1,542	16	386	4	1,948
Distributions to partners	(20,988)	(212)	(5,247)	(53)	(26,500)
Balances - December 31, 2017	623,641	6,299	155,910	1,576	787,426

Cumulative effect of adoption of ASC 606 (Note 2)	65	1	17	—	83
Net income	13,181	133	3,295	33	16,642
Contributions by partners	65,137	658	16,284	164	82,243
Distributions to partners	(13,860)	(140)	(3,465)	(35)	(17,500)
Purchase and sale of Partnership interest (Note 1)	$172,041	$1,738	$(172,041)	$(1,738)	—
Balances - July 31, 2018	$860,205	$8,689	$—	$—	$868,894

*Not covered by the auditor’s report
See accompanying notes to the financial statements.

West Texas LPG Pipeline Limited Partnership
Statements of Cash Flows
(Dollars in thousands)

	Period from January 1, 2018 through July 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016*
			(unaudited)
Cash flows from operating activities:
Net income	$16,642	$21,572	$23,883
Adjustments to reconcile net income and net cash provided by operating activities:
Depreciation	8,144	13,842	13,686
Change in assets and liabilities:
Accounts receivable	82	(4,008)	(4,169)
Materials and supplies inventories	—	(221)	59
Other current assets	(142)	(24)	(42)
Other assets	26	28	(365)
Accounts payable	(21,665)	23,971	7,797
Taxes other than income	(821)	226	88
Other current liabilities	(83)	368	(219)
Other liabilities	(36)	—	—
Environmental reserve	(476)	(877)	(1,413)
Net cash provided by operating activities	1,671	54,877	39,305

Cash flows from investing activities:
Payments for property and equipment	(90,094)	(5,555)	(3,946)
Net cash used in investing activities	(90,094)	(5,555)	(3,946)

Cash flows from financing activities:
Contributions by partners	82,243	1,948	—
Distributions to partners	(15,500)	(26,500)	(37,500)
Net cash used in financing activities	66,743	(24,552)	(37,500)

Net increase (decrease) in cash and cash equivalents	(21,680)	24,770	(2,141)

Cash and cash equivalents at beginning of period	27,927	3,157	5,298

Cash and cash equivalents at end of period	$6,247	$27,927	$3,157

*Not covered by the auditor’s report
See accompanying notes to the financial statements.

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

(1)	Organization and Basis of Presentation

West Texas LPG Pipeline Limited Partnership (the “Partnership” or “WTLPG”) is a Texas limited partnership. The Partnership was formed in 1999 and owns an approximately 2,300 mile common-carrier pipeline system that transports natural gas liquids (“NGLs”) from New Mexico and Texas to Mont Belvieu, Texas for fractionation. On July 31, 2018, ONEOK Permian NGL Pipeline GP, L.L.C. acquired the 0.2% General Partner Interest from Martin Midstream NGL Holdings, LLC, and ONEOK Permian NGL Pipeline LP, L.L.C. acquired the 19.8% Limited Partner Interest from Martin Midstream NGL Holdings II, LLC. As of July 31, 2018, the Partnership is a wholly owned subsidiary of ONEOK. Prior to the sale of partnership interests on July 31, 2018, the partners’ capital interests were owned by the following:

Owner	Interest	Interest Type
ONEOK Permian NGL Pipeline GP, L.L.C	0.8%	General Partner
ONEOK Permian NGL Pipeline LP, L.L.C.	79.2%	Limited Partner
Martin Midstream NGL Holdings, LLC	0.2%	General Partner
Martin Midstream NGL Holdings II, LLC	19.8%	Limited Partner
	100%

ONEOK Permian NGL Pipeline GP, L.L.C. and ONEOK Permian NGL Pipeline LP, L.L.C. are wholly owned subsidiaries of ONEOK, Inc. (“ONEOK”). A subsidiary of ONEOK is also the pipeline operator (“Operator”). Martin Midstream NGL Holdings, LLC and Martin Midstream NGL Holdings II, LLC are wholly owned subsidiaries of Martin Midstream Partners, L.P. (“Martin”).
The operating agreement among the partners provides that net income and distributions are to be allocated among the partner interests in proportion to their respective capital interests. Partners’ liabilities are limited to the amount of capital contributed.
The limited partnership agreement of WTLPG provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners are declared and paid by WTLPG each calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG required the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

(2)	Significant Accounting Policies

(a)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(b)	Revenue Recognition

The Partnership’s revenue is derived from fees collected for transporting NGLs. Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”) and the Railroad Commission of Texas (“RRC”), or contractual arrangements. Our tariffs specify the maximum rates we may charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Revenue is recognized when transportation services are provided. See Note 3 for additional disclosures.

(c)	Cash and Cash Equivalents

The Partnership considers all highly liquid cash investments with maturities of three months or less at the time of purchase to be cash equivalents.

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

(d)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Our property and equipment are depreciated using the straight-line method over their estimated useful lives. We periodically conduct depreciation studies to assess the economic lives of our assets.  These depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively.

Property and equipment on our Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated. Assets are transferred out of construction work in process when they are substantially complete and ready for their intended use.

Property and equipment consists of the following:

	Useful Life	July 31, 2018	December 31, 2017

Gathering lines and related equipment	20-88	$819,780	$813,037
General plant and other	71-80	8,238	8,097
Construction work in process		124,951	10,689
Property and equipment		952,969	831,823
Accumulated depreciation		(50,468)	(42,308)
Property and equipment, net		$902,501	$789,515

Additions to property and equipment included in accounts payable as of July 31, 2018 and December 31, 2017 were $35,528 and $4,000, respectively.

(a)	Impairment of Long-Lived Assets

In accordance with ASC 360-10, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  We determined that there were no asset impairments for the seven-month period from January 1, 2018 to July 31, 2018 or the years ended December 31, 2017 and 2016.

(a)	Asset Retirement Obligations

Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We are not able to estimate reasonably the fair value of the asset retirement obligations for our assets because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We expect our pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for NGLs exists. Based on the widespread use of NGLs by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

(a)	Fair Value Measurements and Financial Instruments

We use a valuation framework based upon inputs that market participants use in pricing certain assets and liabilities. These inputs are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources. Unobservable inputs represent our own market assumptions. Unobservable inputs are used only if observable inputs are unavailable or not reasonably available without undue cost and effort. The two types of inputs are further prioritized into the following hierarchy:

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement. A fair value initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement, or corroborating market data becomes available. Asset and liability fair values initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable.

Our financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of financial instruments approximate fair value due to their short maturities. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

(h)	Operating and Maintenance Expenses

Operating and maintenance expenses are incurred by the Operator and charged for the cost of personnel that operate the pipeline and other operating costs.  Where costs are incurred specifically on our behalf, the costs are billed directly to us by the Operator. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expense and activities. Under our operating agreement, we are required to reimburse the Operator for such operating expenses.

(i)	Environmental Reserves

Our policy is to accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.  These revisions are reflected in our income in the period in which they are probable and can be reasonably estimated. Estimated future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

(j)	Accounts Receivable and Allowance for Doubtful Accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We assess collectability at the inception of an arrangement based upon credit ratings and prior collections history. In general, we conduct business with customers with whom we have a long collection history. As a result, we have not experienced significant credit losses nor has our revenue recognition been impacted due to assessments of collectability. We have not recorded an allowance for doubtful accounts as of July 31, 2018 or December 31, 2017, as all accounts receivable were determined to be collectible.

(k)	Transportation Imbalances

In the course of transporting NGLs for others, we may receive for redelivery different quantities of NGLs than the quantities we ultimately redeliver. We record these differences as transportation and exchange imbalance receivables or payables that are subject to cash-out provisions. Imbalance receivables are included in accounts receivable, and imbalance payables are included in accounts payable on the balance sheet at current market prices in effect for the reporting period of the outstanding imbalances. As of July 31, 2018 and December 31, 2017, we had imbalance receivables and payables totaling $7,964 and $8,409, respectively.

(l)	Concentration of Credit Risk

Substantially all of our accounts receivable at July 31, 2018 and December 31, 2017, results from transportation fees earned from companies in the oil and gas industry and transportation imbalances. This concentration of customers may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. However, we perform credit evaluations on

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

all our customers to minimize exposure to credit risk. For the seven-month period from January 1, 2018 to July 31, 2018 and years ended December 31, 2017 and 2016 credit losses were not material.

As of July 31, 2018, accounts receivable includes receivables from one customer representing 52% of total accounts receivable. As of December 31, 2017, accounts receivable includes receivables from two customers representing 47% and 13% of total accounts receivable.

For the seven-month period from January 1, 2018 to July 31, 2018, revenue includes transportation fees received from three customers representing 23%, 20% and 17% of total revenue, respectively. For the year ended December 31, 2017, revenue includes transportation fees received from three customers representing 23%, 16% and 15% of total revenue, respectively. For the year ended December 31, 2016, revenue includes transportation fees received from two customers representing 18% (unaudited) and 12% (unaudited) of total revenue, respectively.

(m)	Income Taxes

We are a limited partnership for federal and state income taxes. Income taxes are the responsibility of our members and, with the exception of the Texas franchise tax, are not reflected in our financial statements.

(n)	Materials and Supplies Inventory

The cost of materials, supplies and other inventories is principally determined using the average-cost method.

(o)	Subsequent Events

We have evaluated subsequent events through February 19, 2019, the date our financial statements were available, and we believe all required subsequent events disclosures have been made.

(p)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  We expect to record right of use assets and lease obligations on our balance sheet upon adoption. We do not expect the impact of adopting this standard to be material to our income statement or related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 replaced most existing revenue recognition guidance in U.S. GAAP. The Partnership adopted the standard on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership utilized the cumulative effect method which resulted an increase of $83 to retained earnings as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018, are presented under the new standard, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods. The Partnership did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2019. We do not expect the impact of adopting this standard to be material to our financial statements and related disclosures.

(3)	Revenue

On January 1, 2018, we adopted Topic 606 using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition. The following disclosures discuss the Partnership’s revised revenue recognition policies upon the adoption of Topic 606, as discussed in Note 2.

There were no material impacts to revenues, or any other income statement caption, for the period from January 1, 2018 to July 31, 2018 as a result of applying Topic 606. The impact to the Balance Sheet resulted from contributions in aid of construction as follows:

	July 31, 2018
	As reported	Balance without adoption of Topic 606	Effect of change increase / (decrease)

Property and equipment	$952,969	$952,369	$600
Accumulated depreciation	50,468	50,445	23
Other current liabilities	2,436	2,376	60
Other liabilities	405	0	405
Partners’ capital	868,894	868,782	112

Under Topic 606, we disaggregate our revenues by interstate transportation contracts, intrastate transportation contracts, and other contractual arrangements. These categories depict the nature, amount, timing and uncertainty of revenues. Disaggregated revenue for the period from January 1, 2018 through July 31, 2018 is as follows:

Revenue
Interstate transportation services	$32,654
Intrastate transportation services	19,007
Other services	3,775
Total revenue from contracts with customers	55,436
Noncustomer revenue	98
Total revenue	$55,534

The Partnership satisfies its obligations by providing services in exchange for consideration from customers. The timing of performance may differ from the timing of the associated consideration received from the customer, thus resulting in the recognition of a contract asset or a contract liability. As of July 31, 2018 and January 1, 2018, no contract assets have been recognized.

The Partnership recognizes a contract liability if the customer's payment of consideration precedes the Partnership’s fulfillment of the performance obligations. Our contract liabilities represent deferred revenue on contributions in aid of construction received from customers and are recorded in Other current liabilities and Other liabilities. These amounts are recognized in revenue as services are provided over the contract period, which averages approximately 10 years. The change in the contract liability is as follows:

Contract Liability

As of January 1, 2018	$500
Revenue recognized included in beginning balance	(35)
As of July 31, 2018	$465

We expect to record approximately $50 per year through 2027.

(4)	Related Party Transactions

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

Related Party Transactions - We provide transportation services to affiliates of our partners. Affiliate services are recorded on the same basis as services to unaffiliated customers.

We do not have any employees; therefore, the Operator’s employees support and maintain our assets as provided by the terms of the operating agreement. We record direct costs for all compensation, benefits, employer taxes and other employer expenses for these employees. Pursuant to the operating agreement, we pay a management fee, which is reflected in operations and maintenance expenses in our Statements of Operations, to the Operator for administrative costs associated with operating our pipelines.

We also lease an approximate 300 mile pipeline, the Mesquite Pipeline, from affiliates of ONEOK, the cost of which is reflected in cost of services in our Statements of Operations.

The following table sets forth the transactions with related parties for the periods indicated:

	Period from January 1, 2018 through July 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
			(unaudited)

Revenues	$12,735	$13,309	$7,606

Expenses:
Cost of serivces	$1,305	$2,172	$2,117
Operating costs	3,735	8,924	9,359
Administrative costs	5,821	5,608	5,546
Total Expenses	$10,861	$16,704	$17,022

Related Party Balances - We reimburse the Operator for direct costs of employees that support and maintain our assets. We also reimburse the Operator for direct third-party costs incurred on our behalf such as costs for materials, supplies and other charges. As of July 31, 2018, and December 31, 2017, we had accounts payable to the Operator of $47,668 and $39,306, respectively, related to management fees and reimbursements of expenditures. As of July 31, 2018 and December 31, 2017, we had accounts receivable from affiliates of ONEOK of $8,885 and $8,042, respectively, related to amounts due for transportation services provided and imbalance receivables.

(5)	Operating Leases

We have non-cancelable operating leases primarily for the Mesquite Pipeline and other equipment. The leases generally provide that all expenses related to the pipeline and equipment are to be paid by the lessee.

Our future minimum lease obligations as of July 31, 2018 consist of the following:

2018	$1,145
2019	2,729
2020	2,389
2121	955
Thereafter	—
Total	$7,218

Lease expense for operating leases for the period from January 1, 2018 through July 31, 2018, and years ended December 31, 2017 and 2016 was $5,626, $8,534 and $7,683 (unaudited) respectively.

West Texas LPG Pipeline Limited Partnership
Notes to Financial Statements
(Dollars in thousands, except where otherwise indicated)

(6)	Commitments and Contingencies

2015 Rate Complaints - On July 1, 2015, WTLPG began charging market-based common carrier rates for intrastate transportation service under a tariff on file with the Railroad Commission of Texas (“RRC”). Certain shippers filed complaints with the RRC challenging the increased rates WTLPG implemented effective July 1, 2015. The complaints requested that the rate increase be suspended until the RRC has determined appropriate new rates. On March 8, 2016, the RRC issued an order directing that WTLPG’s rates “in effect prior to July 1, 2015 are the lawful rates for the duration of this docket unless changed by Commission order.” The RRC indicated that WTLPG’s rates should be reviewed on a market basis, without consideration of cost of service, if market information is available.
In September 2017, the hearings examiner issued his Proposal for Decision rejecting the rates WTLPG filed on July 1, 2015, and finding that WTLPG could not charge rates similar to rates charged by new or expansion pipelines, since the rates of those newer pipelines included amounts associated with construction costs and those newer pipelines were allegedly “more reliable.” In January 2018, the Commissioners remanded the case back to the hearing examiner “for the limited scope of admitting and considering additional relevant evidence on common carrier market competition, transportation options, and pricing in the Permian Basin, Barnett Shale and Haynesville Shale markets, including pertinent market studies and/or analysis.”

The shippers’ complaints about increased rates implemented by WTLPG in July 2015 were resolved by a settlement that was formally approved by the RRC in January 2019.  All prior claims have been resolved, and no contingency exists.

Occidental Energy Marketing, Inc. v. WTLPG - In December 2014, Occidental Energy Marketing, Inc. (“Oxy”) filed a lawsuit against WTLPG in state court in Houston, Texas asserting breach of contract and related claims arising from allegations that during a period from 2010 through 2014, WTLPG failed to redeliver approximately 11.7 million gallons of product received by WTLPG from Oxy. Oxy asserts approximately $11 million in damages. In August 2016, the Court granted summary judgment in favor of WTLPG on all of Oxy’s claims. In January 2017, the Court entered Final Judgment in favor of WTLPG, including an award of $257 thousand in attorneys’ fees. Oxy filed a Notice of Appeal in January 2017. All briefs have been filed and the oral argument was heard by the Texas Court of Appeals in November 2017.

In October 2018, the Texas Court of Appeals issued its decision affirming in part, reversing in part and remanding the case to the trial court for further proceedings consistent with its opinion. Oxy did not seek rehearing of the case en banc or request review by the Texas Supreme Court.  Accordingly, the case was remanded to the trial court for further proceedings consistent with the decision of the Court of Appeals.

Because of the uncertainty surrounding the Oxy litigation, we cannot estimate a reasonably possible range of potential exposure at this time. However, it is reasonably possible that the ultimate resolution of this matter could result in future charges that may be material to our results of operations.

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

4.2
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

4.3
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

4.4
Fourth Supplemental Indenture, to the Indenture dated February 11, 2013 dated January 18, 2019, by and among the Partnership, Martin Midstream Finance Corp., the Guarantors named therein and Wells Fargo Bank National Association, as trustee.

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

10.6
Fifth Amendment to Third Amended and Restated Credit Agreement, dated April 27, 2016, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed April 27, 2016, and incorporated herein by reference).

10.7
Sixth Amendment to Third Amended and Restated Credit Agreement, dated February 21, 2018, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed February 22, 2018, and incorporated herein by reference).

10.8
Seventh Amendment to Third Amended and Restated Credit Agreement, dated July 24, 2018, among the Partnership, the Operating Partnership, Royal Bank of Canada and the other Lenders as set forth therein (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 25, 2018, and incorporated herein by reference).

10.9*	Pledge and Security Agreement, Dated January 2, 2019
10.10*	Supplement to Pledge Agreement, Dated January 2, 2019
10.11
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

10.13
Amendment No. 2 to Omnibus Agreement, dated October 1, 2012, by Martin Resource Management Corporation, the General Partner, the Partnership and the Operating Partnership (filed as Exhibit 10.4 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.14
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

10.16
2014 Amended and Restated Tolling Agreement, dated October 28, 2014, by and between the Operating Partnership and Cross Oil Refining & Marketing, Inc. (filed as Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed October 29, 2014, and incorporated herein by reference).

10.17
Marine Transportation Agreement, dated January 1, 2006, by and between the Operating Partnership and Midstream Fuel Service, L.L.C. (filed as Exhibit 10.10 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2011, and incorporated herein by reference).

10.18
Product Storage Agreement, dated November 1, 2002, by and between Martin Underground Storage, Inc. and the Operating Partnership (filed as Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.19
Marine Fuel Agreement, dated November 1, 2002, by and between Martin Fuel Service LLC and the Operating Partnership (filed as Exhibit 10.9 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed November 19, 2002, and incorporated herein by reference).

10.20†
Martin Midstream Partners L.P. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).

10.21†	Form of Restricted Common Unit Grant Notice (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K (SEC No. 000-50056), filed January 26, 2006, and incorporated herein by reference).
10.22
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

10.25(1)
Second Amended and Restated Sales Agency Agreement, dated August 5, 2013, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q (SEC No. 000-50056) filed November 4, 2013).

10.26(1)
Third Amended and Restated Sales Agency Agreement, dated August 2, 2017, by and between the Operating Partnership and Martin Product Sales LLC (filed as Exhibit 10.20 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017, and incorporated herein by reference).

10.27†
Amended and Restated Martin Resource Management Corporation Purchase Plan for Units of the Partnership, effective April 1, 2015 (filed as Exhibit 10.1 to the Partnership's registration statement on Form S-8 (SEC File No. 333-203857), filed May 5, 2015, and incorporated herein by reference).

10.28
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

10.30
Supply Agreement dated, as of October 2, 2012, by and between the Partnership and Cross Oil & Refining Marketing Inc. (filed as Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.31
Noncompetition Agreement dated, as of October 2, 2012, by and among the Partnership, Cross Oil Refining & Marketing, Inc., and Martin Resource Management Corporation (filed as Exhibit 10.8 to the Partnership's Quarterly Report on Form 10-Q (SEC File No. 000-50056), filed November 5, 2012, and incorporated herein by reference).

10.32
Purchase Price Reimbursement Agreement, dated October 2, 2012, by Martin Resource Management Corporation to and for the benefit of the Operating Partnership (filed as Exhibit 10.2 to the Partnership's Current Report on Form 8-K (SEC File No. 000-50056), filed October 9, 2012, and incorporated herein by reference).

10.33
Lubricants Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.26 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.34
Fuel Terminalling Services Agreement, dated January 1, 2015, by and between the Operating Partnership and Martin Energy Services LLC (filed as Exhibit 10.27 to the Partnership's Current Report on Form 10-K (SEC File No. 000-50056), filed March 2, 2015, and incorporated herein by reference).

10.35(1)
First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2016, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.29 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 29, 2016, and incorporated herein by reference).

10.36(1)
First Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated January 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K (SEC File No. 000-50056), filed February 15, 2017, and incorporated herein by reference).

10.37(1)
Second Amendment to the First Amended and Restated Fuel Terminalling Services Agreement, dated October 1, 2017, by and between the Operating Partnership and Martin Energy Services, LLC (filed as Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-Q (SEC File No. 000-50056) filed October 25, 2017).

10.38
Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit A to the Partnership’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-50056), filed April 21, 2017, and incorporated herein by reference).

10.39
Restricted Unit Agreement under the Martin Midstream Partners L.P. 2017 Restricted Unit Plan (filed as Exhibit 10.34 to the Partnership's Annual Report on Form 10-K (SEC File No. 000-50056), filed February 16, 2018).

10.40	Partnership Interest Purchase Agreement (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K (SEC File No. 000-50056), filed July 25, 2018 and incorporated herein by reference).
10.41
Stock Purchase Agreement between Martin Resource Management Corporation and the Operating Partnership (filed as Exhibit 10.1 on the Partnership’s Current Report Form 8-K (SEC File No. 000-50056), filed October 24, 2018 and incorporated herein by reference).

21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Capital; and (6) the Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.
†	As required by Item 15(a)(3) of Form 10-K, this exhibit is identified as a compensatory plan or arrangement.
(1) Material has been redacted from this exhibit and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which has been granted.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized representative.

Martin Midstream Partners L.P
(Registrant)

	By:	Martin Midstream GP LLC
It's General Partner

February 19, 2019	By:	/s/ Ruben S. Martin
Ruben S. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2019.

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