Form 10-Q
period 2019-03-31
MARTIN MIDSTREAM PARTNERS LP
filed 2019-04-26
CIK 1176334

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to ____________

Commission File Number
000-50056
MARTIN MIDSTREAM PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	05-0527861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4200 Stone Road
Kilgore, Texas 75662
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (903) 983-6200

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partnership interests	MMLP	The NASDAQ Global Select Market
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The number of the registrant’s Common Units outstanding at April 26, 2019, was 38,899,590.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2019	December 31, 2018[1]
	(Unaudited)	(Unaudited)
Assets
Cash	$227	$300
Accounts and other receivables, less allowance for doubtful accounts of $675 and $576, respectively	77,420	90,757
Product exchange receivables	181	166
Inventories (Note 6)	70,541	86,207
Due from affiliates	27,035	18,845
Fair value of derivatives (Note 10)	150	4
Other current assets	7,135	6,106
Assets held for sale (Note 4)	5,502	5,652
Total current assets	188,191	208,037

Property, plant and equipment, at cost	1,311,020	1,311,573
Accumulated depreciation	(498,138)	(487,840)
Property, plant and equipment, net	812,882	823,733

Goodwill	17,785	17,785
Right-of-use assets (Note 9)	28,109	—
Deferred income taxes, net (Note 19)	24,412	—
Other assets, net (Note 10)	23,689	24,073
Total assets	$1,095,068	$1,073,628

Liabilities and Partners’ Capital
Current installments of long-term debt and finance lease obligations (Notes 8 and 9)	$406,650	$5,409
Trade and other accounts payable	76,488	65,723
Product exchange payables	14,234	13,237
Due to affiliates	4,103	2,135
Income taxes payable	989	445
Other accrued liabilities (Note 10)	22,150	24,802
Total current liabilities	524,614	111,751

Long-term debt and finance lease obligations, net (Notes 8 and 9)	377,976	662,731
Operating lease liabilities (Note 9)	19,734	—
Other long-term obligations	8,953	10,714
Total liabilities	931,277	785,196

Commitments and contingencies (Note 16)
Partners’ capital (Note 12)	163,791	288,432
Total partners’ capital	163,791	288,432
Total liabilities and partners' capital	$1,095,068	$1,073,628

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2019	2018[1]
Revenues:
Terminalling and storage *	$23,104	$24,047
Transportation *	37,795	34,359
Natural gas services*	10,934	15,356
Sulfur services	2,859	2,787
Product sales: *
Natural gas services	116,474	159,162
Sulfur services	28,734	34,900
Terminalling and storage	31,067	36,463
	176,275	230,525
Total revenues	250,967	307,074

Costs and expenses:
Cost of products sold: (excluding depreciation and amortization)
Natural gas services *	106,190	138,638
Sulfur services *	19,696	22,218
Terminalling and storage *	26,871	31,980
	152,757	192,836
Expenses:
Operating expenses *	56,656	56,934
Selling, general and administrative *	11,144	10,939
Depreciation and amortization	18,982	19,990
Total costs and expenses	239,539	280,699

Other operating income (loss)	(720)	8
Operating income (loss)	10,708	26,383

Other income (expense):
Interest expense, net	(13,671)	(12,730)
Other, net	3	—
Total other expense	(13,668)	(12,730)

Net income (loss) before taxes	(2,960)	13,653
Income tax expense	(696)	(149)
Income (loss) from continuing operations	(3,656)	13,504
Income from discontinued operations, net of income taxes	—	1,532
Net income (loss)	(3,656)	15,036
Less general partner's interest in net (income) loss	73	(256)
Less pre-acquisition (income) allocated to the general partner	—	(2,218)
Less (income) loss allocable to unvested restricted units	2	(8)
Limited partners' interest in net income (loss)	$(3,581)	$12,554

See accompanying notes to consolidated and condensed financial statements.
1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

*Related Party Transactions Shown Below

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

*Related Party Transactions Included Above

	Three Months Ended
	March 31,
	2019	2018[1]
Revenues:*
Terminalling and storage	$18,972	$20,008
Transportation	5,643	6,693
Product Sales	421	624
Costs and expenses:*
Cost of products sold: (excluding depreciation and amortization)
Sulfur services	2,574	2,848
Terminalling and storage	5,909	5,579
Expenses:
Operating expenses	22,536	23,088
Selling, general and administrative	8,535	7,926

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and units in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2019	2018[1]
Allocation of net income (loss) attributable to:
Limited partner interest:
Continuing operations	$(3,581)	$11,054
Discontinued operations	—	1,500
	$(3,581)	$12,554
General partner interest:
Continuing operations	$(73)	$225
Discontinued operations	—	31
	$(73)	$256

Net income (loss) per unit attributable to limited partners:
Basic:
Continuing operations	$(0.09)	$0.29
Discontinued operations	—	0.04
	$(0.09)	$0.33
Weighted average limited partner units - basic	38,682	38,621
Diluted:
Continuing operations	$(0.09)	$0.29
Discontinued operations	—	0.03
	$(0.09)	$0.32
Weighted average limited partner units - diluted	38,682	38,630

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CAPITAL
(Unaudited)
(Dollars in thousands)

		Partners’ Capital
	Parent Net Investment[1]	Common Limited		General Partner Amount
		Units	Amount		Total
Balances - January 1, 2018	$24,240	38,444,612	$290,927	$7,314	$322,481
Net income	2,218	—	12,562	256	15,036
Issuance of common units, net	—	—	(101)	—	(101)
Issuance of restricted units	—	633,425	—	—	—
Forfeiture of restricted units	—	(7,000)	—	—	—
Cash distributions	—	—	(19,213)	(392)	(19,605)
Deemed contribution to Martin Resource Management Corporation	(2,342)	—	—	—	(2,342)
Unit-based compensation	—	—	132	—	132
Purchase of treasury units	—	(18,800)	(273)	—	(273)
Excess purchase price over carrying value of acquired assets	—	—	(26)	—	(26)
Balances - March 31, 2018	$24,116	39,052,237	$284,008	$7,178	$315,302

Balances - January 1, 2019	$23,720	39,032,237	$258,085	$6,627	$288,432
Net loss	—	—	(3,583)	(73)	(3,656)
Issuance of restricted units	—	16,944	—	—	—
Forfeiture of restricted units	—	(118,087)	—	—	—
Cash distributions	—	—	(19,221)	(392)	(19,613)
Unit-based compensation	—	—	352	—	352
Excess purchase price over carrying value of acquired assets	—	—	(102,393)	—	(102,393)
Deferred taxes on acquired assets and liabilities	—	—	24,781	—	24,781
Contribution to parent	(23,720)	—	—	—	(23,720)
Purchase of treasury units	—	(31,504)	(392)	—	(392)
Balances - March 31, 2019	$—	38,899,590	$157,629	$6,162	$163,791

See accompanying notes to consolidated and condensed financial statements.

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018[1]
Cash flows from operating activities:
Net income (loss)	$(3,656)	$15,036
Less: Income from discontinued operations, net of income taxes	—	(1,532)
Net income (loss) from continuing operations	(3,656)	13,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,982	19,990
Amortization of deferred debt issuance costs	895	819
Amortization of premium on notes payable	(77)	(77)
Deferred taxes	369	—
Loss (gain) on sale of property, plant and equipment	720	(8)
Derivative loss (gain)	239	(2,470)
Net cash received (paid) for commodity derivatives	(385)	2,316
Unit-based compensation	352	132
Change in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and other receivables	13,335	22,120
Product exchange receivables	(15)	(46)
Inventories	15,665	23,306
Due from affiliates	(7,384)	(1,844)
Other current assets	(250)	(931)
Trade and other accounts payable	10,933	(2,711)
Product exchange payables	997	(1,551)
Due to affiliates	1,162	(2,181)
Income taxes payable	544	149
Other accrued liabilities	(11,038)	(13,234)
Change in other non-current assets and liabilities	(785)	609
Net cash provided by continuing operating activities	40,603	57,892
Net cash provided by discontinued operating activities	—	1,437
Net cash provided by operating activities	40,603	59,329

Cash flows from investing activities:
Payments for property, plant and equipment	(6,973)	(16,557)
Acquisitions	(23,720)	—
Payments for plant turnaround costs	(3,827)	—
Proceeds from sale of property, plant and equipment	574	(32)
Net cash used in continuing investing activities	(33,946)	(16,589)
Net cash used in discontinuing investing activities	—	(1,739)
Net cash used in investing activities	(33,946)	(18,328)

Cash flows from financing activities:
Payments of long-term debt and finance lease obligations	(89,255)	(101,261)
Proceeds from long-term debt	205,000	84,000
Proceeds from issuance of common units, net of issuance related costs	—	(101)
Purchase of treasury units	(392)	(273)
Deemed distribution to Martin Resource Management Corporation	—	(2,342)
Payment of debt issuance costs	(77)	(1,236)
Excess purchase price over carrying value of acquired assets	(102,393)	(26)
Cash distributions paid	(19,613)	(19,605)
Net cash used in financing activities	(6,730)	(40,844)

Net increase (decrease) in cash	(73)	157
Cash at beginning of period	300	89
Cash at end of period	$227	$246
Non-cash additions to property, plant and equipment	$2,001	$1,905

See accompanying notes to consolidated and condensed financial statements.
1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Martin Midstream Partners L.P. (the "Partnership") is a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Its four primary business lines include:  natural gas services, including liquids transportation and distribution services and natural gas storage; terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil, blending and packaging of finished lubricants; sulfur and sulfur-based products processing, manufacturing, marketing and distribution; and transportation services for petroleum products and by-products.

The Partnership’s unaudited consolidated and condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial reporting. Accordingly, these financial statements have been condensed and do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements of the type contained in the Partnership’s annual reports on Form 10-K. In the opinion of the management of the Partnership’s general partner, all adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s financial position, results of operations, and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated and condensed financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

Correction of Immaterial Error. The first quarter amounts for 2018 have been revised to reflect a reclassification in the presentation of certain expenses associated with the manufacturing and shipping of product related to a location in the Partnership's Terminalling and Storage operating segment.  The reclassification resulted in an increase in operating expenses and a decrease in cost of products sold in the amount of $1,547 for the three months ended March 31, 2018.

Acquisition of Martin Transport, Inc. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”) from Martin Resource Management Corporation. MTI operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the Gulf Coast and Southeastern regions of the United States.

The acquisition of MTI was considered a transfer of net assets between entities under common control. As a result, the acquisition of MTI was recorded at amounts based on the historical carrying value of these assets at January 1, 2019, and the Partnership is required to update its historical financial statements to include the activities of MTI as of the date of common control. See Note 3 for more information. The Partnership’s accompanying historical financial statements have been retrospectively updated to reflect the effects on financial position, cash flows and results of operations attributable to the activities of MTI as if the Partnership owned these assets for the periods presented. See Note 3 for separate results of MTI for the three months ended March 31, 2018. Net income attributable to MTI for periods prior to the Partnership’s acquisition of the assets is not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 12.

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in West Texas LPG Pipeline L.P. ("WTLPG") to ONEOK, Inc. (“ONEOK”). WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three months ended March 31, 2018. See Note 4 for more information.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting, which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for Partnership's financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership adopted this

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

standard effective January 1, 2019. The result of this adoption did not have a material impact on the Partnership's consolidated and condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Lessor accounting under the new standard is substantially unchanged and the Partnership believes substantially all of our leases will continue to be classified as operating leases under the new standard. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required.  The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. The Partnership adopted this ASU on January 1, 2019, electing the transition option provided under ASU 2018-11. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Partnership elected the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Partnership elected the short-term lease recognition exemption for all leases that qualify. This means, for those assets that qualify, the Partnership did not recognize Right-of-Use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. See "Note 9. Leases" for more information.

NOTE 3. ACQUISITIONS

Martin Transport Inc. Stock Purchase Agreement. On January 2, 2019, the Partnership acquired all of the issued and outstanding equity of MTI, a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns 23 terminals located throughout the Gulf Coast and Southeastern regions of the United States for total consideration as follows:

Purchase price[1]	$135,000
Plus: Working Capital Adjustment	2,795
Less: Finance lease obligations assumed	(11,682)
Cash consideration paid	$126,113

1The stock purchase agreement also includes a $10,000 earn-out based on certain performance thresholds.
The transaction closed on January 2, 2019 and was effective as of January 1, 2019 and was funded with borrowings under the Partnership's revolving credit facility.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

This acquisition is considered a transfer of net assets between entities under common control. The acquisition of MTI was recorded at the historical carrying value of the assets at the acquisition date, which were as follows:

Accounts receivable, net	$11,724
Inventories	1,138
Due from affiliates	1,042
Other current assets	897
Property, plant and equipment, net	25,383
Goodwill	489
Other noncurrent assets	362
Current installments of finance lease obligations	(5,409)
Accounts payable	(2,564)
Due to affiliates	(482)
Other accrued liabilities	(2,588)
Finance lease obligations, net of current installments	(6,272)
Historical carrying value of assets acquired	$23,720

The excess purchase price over the historical carrying value of the assets at the acquisition date was $102,393 and was recorded as an adjustment to "Partners' capital".

The separate results of operations related to MTI for the three months ended March 31, 2018 which were recast as part of the Partnership's consolidated and condensed statements of operations were as follows:

Three Months Ended March 31, 2018
Transportation revenue	$29,909

Operating expenses	25,536
Selling, general and administrative	1,340
Depreciation and amortization	780
Total costs and expenses	27,656

Other operating income, net	10
Operating income	2,263

Other income:
Interest expense	(45)

Income before income taxes	2,218
Income taxes	—
Net income	$2,218

NOTE 4. DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

Divestiture of WTLPG Partnership Interest. On July 31, 2018, the Partnership completed the sale of its 20 percent non-operating interest in WTLPG to ONEOK. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. In consideration for the sale of these assets, the Partnership received cash proceeds of $193,705, after transaction fees and expenses. The proceeds from the sale were used to reduce outstanding borrowings under the Partnership's revolving credit facility.  The Partnership has concluded the disposition represents a strategic shift and will have a major effect on its financial results going forward. As a result, the Partnership has presented the results of operations and cash flows relating to its equity method investment in WTLPG as discontinued operations for the three months ended March 31, 2018.

The operating results, which are included in income from discontinued operations, were as follows:

Three Months Ended March 31, 2018

Total costs and expenses and other, net, excluding depreciation and amortization[1]	$(63)
Equity in earnings	1,595
Income from discontinued operations before income taxes	1,532
Income tax expense	—
Income from discontinued operations, net of income taxes	$1,532

1 These expenses represent direct operating expenses as a result of the Partnership's ownership interest in WTLPG.

Long-Lived Assets Held for Sale

At March 31, 2019 and December 31, 2018, certain terminalling and storage and marine transportation assets met the criteria to be classified as held for sale in accordance with ASC 360-10 and are presented at the lower of the assets' carrying amount or fair value less cost to sell by segment in current assets as follows:

	March 31, 2019	December 31, 2018

Terminalling and storage	$3,552	$3,552
Transportation	1,950	2,100
Assets held for sale	$5,502	$5,652

These assets are considered non-core assets to the Partnership's operations and did not qualify for discontinued operations presentation under the guidance of ASC 205-20.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

NOTE 5. REVENUE

The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
	2019	2018
Terminalling and storage segment
Lubricant product sales	$31,067	$36,463
Throughput and storage	23,104	24,047
	$54,171	$60,510
Natural gas services segment
Natural gas liquids product sales	$116,474	$159,162
Natural gas storage	10,934	15,356
	$127,408	$174,518
Sulfur service segment
Sulfur product sales	$9,952	$11,837
Fertilizer product sales	18,782	23,063
Sulfur services	2,859	2,787
	$31,593	$37,687
Transportation segment
Land transportation	$24,119	$22,905
Inland transportation	12,477	9,692
Offshore transportation	1,199	1,762
	$37,795	$34,359

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
March 31, 2019
(Unaudited)

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

Transportation Segment

Revenue related to land transportation is recognized for line hauls based on a mileage rate. For contracted trips, revenue is recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

Revenue related to marine transportation is recognized for time charters based on a per day rate. For contracted trips, revenue is recognized upon completion of the particular trip. The performance of the service is invoiced as the transaction occurs and is generally paid within a month.

The table includes estimated minimum revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period. The Partnership applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

	2019	2020	2021	2022	2023	Thereafter	Total
Terminalling and storage
Throughput and storage	$37,676	$49,355	$46,642	$42,735	$42,854	$392,624	$611,886
Natural gas services
Natural gas storage	28,593	32,119	26,276	24,615	10,107	—	121,710
Sulfur services
Sulfur product sales	12,811	4,898	1,181	295	—	—	19,185
Transportation
Offshore transportation	4,675	—	—	—	—	—	4,675
Total	$83,755	$86,372	$74,099	$67,645	$52,961	$392,624	$757,456

NOTE 6. INVENTORIES

Components of inventories at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Natural gas liquids	$14,750	$32,388
Sulfur	14,648	12,818
Fertilizer	13,425	14,208
Lubricants	23,752	22,887
Other	3,966	3,906
	$70,541	$86,207

NOTE 7. INVESTMENT IN WEST TEXAS LPG PIPELINE L.P.

As discussed in Note 4, on July 31, 2018, the Partnership completed the sale of its 20% non-operating interest in WTLPG. Prior to the sale, the Partnership owned a 19.8% limited partnership and 0.2% general partnership interest in West Texas LPG Pipeline L.P. ("WTLPG"). A wholly-owned subsidiary of ONEOK, Inc. is the operator of the assets. WTLPG owns an approximate 2,300 mile common-carrier pipeline system that primarily transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. The Partnership recognized its 20% interest in WTLPG as "Investment in WTLPG" on its Consolidated and Condensed Balance Sheets. The Partnership accounted for its ownership interest in WTLPG under the equity method of accounting. As discussed in Note 4, the Partnership sold its 20% non-operating partnership interest to ONEOK on July 31, 2018.

Selected financial information for WTLPG during the period of ownership is as follows:

	Three Months Ended March 31,
2018	Revenues	Net Income
WTLPG	$23,041	$7,706

NOTE 8. LONG-TERM DEBT

At March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
$664,444 Revolving credit facility at variable interest rate (5.49%[1] weighted average at March 31, 2019), due March 2020 secured by substantially all of the Partnership’s assets, including, without limitation, inventory, accounts receivable, vessels, equipment, fixed assets and the interests in the Partnership’s operating subsidiaries and equity method investees, net of unamortized debt issuance costs of $2,890 and $3,537, respectively[2,4]	$401,110	$283,463
$400,000 Senior notes, 7.25% interest, net of unamortized debt issuance costs of $1,283 and $1,454, respectively, including unamortized premium of $573 and $650, respectively, issued $250,000 February 2013 and $150,000 April 2014, $26,200 repurchased during 2015, due February 2021, unsecured[2,3]	373,090	372,996
Total	774,200	656,459
Less: current portion	(401,110)	—
Total long-term debt, net of current portion	$373,090	$656,459

1 Interest rate fluctuates based on the LIBOR rate plus an applicable margin set on the date of each advance. The margin above LIBOR is set every three months. Indebtedness under the credit facility bears interest at LIBOR plus an applicable margin or the base prime rate plus an applicable margin. All amounts outstanding at March 31, 2019 and December 31, 2018 were at LIBOR plus an applicable margin. The applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%.  The applicable margin for existing LIBOR borrowings at March 31, 2019 is 3.00%. The credit facility contains various covenants which limit the Partnership’s ability to make certain investments and acquisitions; enter into certain agreements; incur indebtedness; sell assets; and make certain amendments to the Partnership's omnibus agreement with Martin Resource Management Corporation (the "Omnibus Agreement"). The Partnership is permitted to make quarterly distributions so long as no event of default exists.

2 The Partnership is in compliance with all debt covenants as of March 31, 2019 and December 31, 2018, respectively.

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

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

4 On April 16, 2019, the Partnership amended its revolving credit facility to, among other things, reduce commitments from $664,444 to $500,000 and to adjust the permitted Leverage Ratio (as defined in the credit agreement) to 5.85 times for the fiscal quarters ended March 31, 2019 and June 30, 2019.

As of March 31, 2019, the Partnership’s revolving credit facility was due within twelve months and has therefore been presented as a current liability on the Partnership’s March 31, 2019 consolidated and condensed balance sheets.  The Partnership intends to extend the maturity of the credit facility and had previously determined to delay the extension until after finalization of the marketing and sales process related to the sale of its natural gas storage assets, which if consummated would allow the impact of the receipt of the proceeds to give effect to the amended commitment amount and the extended maturity date.
The Partnership paid cash interest, net of capitalized interest, in the amount of $19,363 and $18,878 for the three months ended March 31, 2019 and 2018, respectively.  Capitalized interest was $2 and $161 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9. LEASES

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. The Partnership elected the effective date transition method in ASC 842 and adopted the standard beginning January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Partnership elected the "package of practical expedients", which permits the Partnership not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Partnership also elected the short-term lease recognition exemption, meaning the Partnership does not recognize ROU assets or lease liabilities for all leases that qualify. Lease agreements with lease and non-lease components are combined as a single lease component. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease.

The adoption of this standard resulted in the recording of approximately $19,047 of additional assets and liabilities on its Consolidated Balance Sheet as of January 1, 2019. The Partnership also acquired certain operating leases in the MTI transaction that resulted in additional assets and liabilities being recorded at the transaction date in accordance with ASU 2016-02 in the amount of $6,505.

The Partnership has numerous operating leases primarily for terminal facilities and transportation and other equipment. The leases generally provide that all expenses related to the equipment are to be paid by the lessee.

Our leases have remaining lease terms of 1 year to 18 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. The Partnership includes extension periods and excludes termination periods from its lease term if, at commencement, it is reasonably likely that the Partnership will exercise the option.

The Partnership's future minimum lease obligations as of December 31, 2018 consisted of the following:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Operating Leases
Year 1	$13,126
Year 2	7,194
Year 3	4,262
Year 4	2,642
Year 5	1,749
Thereafter	7,823
$36,796

The components of lease expense for the three months ended March 31, 2019 were as follows:

March 31, 2019
Operating lease cost	$5,290

Finance lease cost:
Amortization of right-of-use assets	$622
Interest on lease liabilities	183
Total finance lease cost	$805

Supplemental cash flow information for the three months ended March 31, 2019 related to leases was as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,310
Operating cash flows from finance leases	183
Financing cash flows from finance leases	1,256

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,245
Finance leases	—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$28,109

Current portion of operating lease liabilities included in "Other accrued liabilities"	$8,701
Operating lease liabilities	19,734
Total operating lease liabilities	$28,435

Finance Leases
Property, plant and equipment, at cost	$14,058
Accumulated depreciation	(1,888)
Property, plant and equipment, net	$12,170

Current portion finance lease obligations	$5,540
Finance lease obligations	4,886
Total finance lease obligations	$10,426

Weighted Average Remaining Lease Term (years)
Operating leases	6.24
Finance leases	1.57
Weighted Average Discount Rate
Operating leases	5.25%
Finance leases	6.85%

The Partnership’s future minimum lease obligations as of March 31, 2019 consist of the following:

	Operating Leases	Finance Leases
Year 1	$9,920	$6,067
Year 2	7,152	4,641
Year 3	4,655	223
Year 4	2,656	204
Year 5	1,594	—
Thereafter	7,577	—
Total	$33,554	$11,135
Less amounts representing interest costs	(5,119)	(709)
Total lease liability	$28,435	$10,426

As of March 31, 2019, we have additional operating leases, primarily for transportation equipment, that have not yet commenced of $1.3 million. These operating leases will commence during the second quarter of 2019 with lease terms of 2 years.

Rent expense for continuing operating leases for the three months ended March 31, 2018 was $6,366.
Lessor accounting under the new standard is substantially unchanged and all of the Partnership's leases will continue to be classified as operating leases under the new standard.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

The Partnership has non-cancelable revenue arrangements that are under the scope of ASC 842 whereby we have committed certain terminalling and storage assets in exchange for a minimum fee. Future minimum revenues the Partnership expects to receive under these non-cancelable arrangements as of March 31, 2019, are as follows: 2019 - $12,303; 2020 - $13,345; 2021 - $10,576; 2022 - $10,576; 2023 - $10,576; subsequent years - $58,128.

NOTE 10. SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of "Other assets, net" were as follows:

	March 31, 2019	December 31, 2018
Customer contracts and relationships, net	$17,194	$18,222
Other intangible assets	1,213	1,310
Other	5,282	4,541
	$23,689	$24,073

Accumulated amortization of intangible assets was $46,987 and $44,510 at March 31, 2019 and December 31, 2018, respectively.

Components of "Other accrued liabilities" were as follows:

	March 31, 2019	December 31, 2018
Accrued interest	$4,239	$10,735
Asset retirement obligations	—	2,721
Property and other taxes payable	3,492	6,173
Accrued payroll	3,208	3,110
Operating lease liabilities	8,701	—
Other	2,510	2,063
	$22,150	$24,802

The schedule below summarizes the changes in our asset retirement obligations:

March 31, 2019

Beginning asset retirement obligations	$12,429
Accretion expense	124
Liabilities settled	(3,900)
Ending asset retirement obligations	8,653
Current portion of asset retirement obligations[1]	—
Long-term portion of asset retirement obligations[2]	$8,653

1The current portion of asset retirement obligations is included in "Other accrued liabilities" on the Partnership's Consolidated and Condensed Balance Sheets.

2The non-current portion of asset retirement obligations is included in "Other long-term obligations" on the Partnership's Consolidated and Condensed Balance Sheets.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(a)    Commodity Derivative Instruments

The Partnership from time to time has used derivatives to manage the risk of commodity price fluctuation. Commodity risk is the adverse effect on the value of a liability or future purchase that results from a change in commodity price.  The Partnership has established a hedging policy and monitors and manages the commodity market risk associated with potential commodity risk exposure.  In addition, the Partnership has focused on utilizing counterparties for these transactions whose financial condition is appropriate for the credit risk involved in each specific transaction. The Partnership has entered into hedging transactions as of March 31, 2019 to protect a portion of its commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. The Partnership has instruments totaling a gross notional quantity of 472,000 barrels settling during the period from April 1, 2019 through September 30, 2019. At December 31, 2018, the Partnership had instruments totaling a gross notional quantity of 55,000 barrels settling during the period from January 31, 2019 through February 28, 2019. These instruments settle against the applicable pricing source for each grade and location.

(b)    Interest Rate Derivative Instruments

The Partnership is exposed to market risks associated with interest rates. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. From time to time, the Partnership enters into interest rate swaps to manage interest rate risk associated with the Partnership’s variable rate credit facility and its fixed rate senior unsecured notes. At March 31, 2019 and 2018, the Partnership did not have any outstanding interest rate derivative instruments.

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

(c)    Tabular Presentation of Gains and Losses on Derivative Instruments

The following table summarizes the fair value and classification of the Partnership’s derivative instruments in its Consolidated and Condensed Balance Sheets:

	Fair Values of Derivative Instruments in the Consolidated and Condensed Balance Sheets
	Derivative Assets			Derivative Liabilities
		Fair Values			Fair Values
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:	Current:
Commodity contracts	Fair value of derivatives	$150	$4	Fair value of derivatives	$—	$—
Total derivatives not designated as hedging instruments		$150	$4		$—	$—

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Effect of Derivative Instruments on the Consolidated and Condensed Statements of Operations
For the Three Months Ended March 31, 2019 and 2018

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of products sold	$(239)	$2,470
Total effect of derivatives not designated as hedging instruments		$(239)	$2,470

NOTE 12. PARTNERS' CAPITAL

As of March 31, 2019, Partners’ capital consisted of 38,899,590 common limited partner units, representing a 98% partnership interest, and a 2% general partner interest. Martin Resource Management Corporation, through subsidiaries, owns 6,114,532 of the Partnership's common limited partner units representing approximately 15.7% of the Partnership's outstanding common limited partner units. Martin Midstream GP LLC ("MMGP"), the Partnership's general partner, owns the 2% general partnership interest. Martin Resource Management Corporation controls the Partnership's general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of the Partnership's general partner.

The partnership agreement of the Partnership (the "Partnership Agreement") contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts.

Incentive Distribution Rights

MMGP holds a 2% general partner interest and certain incentive distribution rights ("IDRs") in the Partnership. IDRs are a separate class of non-voting limited partner interest that may be transferred or sold by the general partner under the terms of the Partnership Agreement, and represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and any cumulative arrearages on common units once certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the Partnership Agreement. The general partner was allocated no incentive distributions during the three months ended March 31, 2019 and 2018.

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
March 31, 2019
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

	Three Months Ended March 31,
	2019	2018
Continuing operations:
Income (loss) from continuing operations	$(3,656)	$13,504
Less pre-acquisition income allocated to the general partner	—	(2,218)
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	197	345
General partner interest in undistributed loss	(270)	(120)
Less income (loss) allocable to unvested restricted units	(2)	7
Limited partners’ interest in net income (loss)	$(3,581)	$11,054

	Three Months Ended March 31,
	2019	2018
Discontinued operations:
Income from discontinued operations	$—	$1,532
Less general partner’s interest in net income (loss):
Distributions payable on behalf of general partner interest	—	47
General partner interest in undistributed loss	—	(16)
Less income allocable to unvested restricted units	—	1
Limited partners’ interest in net income	$—	$1,500

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

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the periods presented:

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Basic weighted average limited partner units outstanding	38,681,925	38,621,375
Dilutive effect of restricted units issued	—	8,252
Total weighted average limited partner diluted units outstanding	38,681,925	38,629,627

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented. All common unit equivalents were antidilutive for the three months ended March 31, 2019 because the limited partners were allocated a net loss in this period.

NOTE 13. UNIT BASED AWARDS

The Partnership recognizes compensation cost related to unit-based awards to both employees and non-employees in its consolidated and condensed financial statements in accordance with certain provisions of ASC 718. Amounts recognized in selling, general, and administrative expense in the consolidated and condensed financial statements with respect to these plans are as follows:

	Three Months Ended March 31,
	2019	2018
Employees	$329	$96
Non-employee directors	23	36
Total unit-based compensation expense	$352	$132

All of the Partnership's outstanding awards at March 31, 2019 met the criteria to be treated under equity classification.

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
March 31, 2019
(Unaudited)

The restricted units issued to directors generally vest in equal annual installments over a four-year period. Restricted units issued to employees generally vest in equal annual installments over three years of service.

On February 11, 2019, the Partnership issued 5,648 TBRU's to each of the Partnership's three independent directors under the 2017 LTIP.  These restricted common units vest in equal installments of 1,412 units on January 24, 2020, 2021, 2022, and 2023.

On March 1, 2018, the Partnership issued 301,550 TBRU's and 317,925 PBRU's to certain employees of Martin Resource Management Corporation. The TBRU's vest in equal installments over a three-year service period. The PBRU's will vest at the conclusion of a three-year performance period based on certain performance targets. In addition, the PBRU's awarded on March 1, 2018 that are achieved will only vest if the grantee is employed by Martin Resource Management Corporation on March 31, 2021. As of March 31, 2019, the Partnership is unable to ascertain if certain performance conditions will be achieved and, as such, has not recognized compensation expense for the vesting of the units. The Partnership will record compensation expense for the vested portion of the units once the achievement of the performance condition is deemed probable.

The restricted units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted unit activity for the three months ended March 31, 2019 is provided below:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Non-vested, beginning of period	624,125	$13.78
Granted (TBRU)	16,944	$12.45
Vested	(107,762)	$13.82
Forfeited	(118,087)	$13.90
Non-Vested, end of period	415,220	$13.77

Aggregate intrinsic value, end of period	$5,169

A summary of the restricted units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the three months ended March 31, 2019 and 2018 is provided below:

	Three Months Ended March 31,
	2019	2018
Aggregate intrinsic value of units vested	$1,351	$1,188
Fair value of units vested	1,551	2,232

As of March 31, 2019, there was $2,990 of unrecognized compensation cost related to non-vested restricted units. That cost is expected to be recognized over a weighted-average period of 2.25 years.

NOTE 14. RELATED PARTY TRANSACTIONS

As of March 31, 2019, Martin Resource Management Corporation owns 6,114,532 of the Partnership’s common units representing approximately 15.7% of the Partnership’s outstanding limited partner units.  Martin Resource Management Corporation controls the Partnership's general partner by virtue of its 51% voting interest in Holdings, the sole member of the Partnership's general partner. The Partnership’s general partner, MMGP, owns a 2% general partner interest in the Partnership and the Partnership’s IDRs.  The Partnership’s general partner’s ability, as general partner, to manage and operate the Partnership, and Martin Resource Management Corporation’s ownership as of March 31, 2019, of approximately 15.7% of the

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Partnership’s outstanding limited partner units, effectively gives Martin Resource Management Corporation the ability to veto some of the Partnership’s actions and to control the Partnership’s management.

The following is a description of the Partnership’s material related party agreements and transactions:

Omnibus Agreement

       Omnibus Agreement.  The Partnership and its general partner are parties to the Omnibus Agreement dated November 1, 2002, with Martin Resource Management Corporation that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and the Partnership’s use of certain Martin Resource Management Corporation trade names and trademarks. The Omnibus Agreement was amended on November 25, 2009, to include processing crude oil into finished products including naphthenic lubricants, distillates, asphalt and other intermediate cuts. The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation.

Non-Competition Provisions. Martin Resource Management Corporation has agreed for so long as it controls the general partner of the Partnership, not to engage in the business of:

•	providing terminalling and storage services for petroleum products and by-products including the refining, blending and packaging of finished lubricants;

•providing land and marine transportation of petroleum products, by-products, and chemicals;

•distributing NGLs; and

•manufacturing and selling sulfur-based fertilizer products and other sulfur-related products.

This restriction does not apply to:

•	the ownership and/or operation on the Partnership’s behalf of any asset or group of assets owned by it or its affiliates;

•	any business operated by Martin Resource Management Corporation, including the following:

◦	distributing fuel oil, marine fuel and other liquids;

◦	providing marine bunkering and other shore-based marine services in Texas, Louisiana, Mississippi, Alabama, and Florida;

◦	operating a crude oil gathering business in Stephens, Arkansas;

◦	providing crude oil gathering, refining, and marketing services of base oils, asphalt, and distillate products in Smackover, Arkansas;

◦	providing crude oil marketing and transportation from the well head to the end market;

◦	operating an environmental consulting company;

◦	operating an engineering services company;

◦	supplying employees and services for the operation of the Partnership's business; and

◦	operating, solely for the Partnership's account, the asphalt facilities in Omaha, Nebraska, Port Neches, Texas, Hondo, Texas, and South Houston, Texas.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

•	any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of less than $5,000;

•
any business that Martin Resource Management Corporation acquires or constructs that has a fair market value of $5,000 or more if the Partnership has been offered the opportunity to purchase the business for fair market value and the Partnership declines to do so with the concurrence of the conflicts committee of the board of directors of the general partner of the Partnership (the "Conflicts Committee"); and

•
any business that Martin Resource Management Corporation acquires or constructs where a portion of such business includes a restricted business and the fair market value of the restricted business is $5,000 or more and represents less than 20% of the aggregate value of the entire business to be acquired or constructed; provided that, following completion of the acquisition or construction, the Partnership will be provided the opportunity to purchase the restricted business.

Services.  Under the Omnibus Agreement, Martin Resource Management Corporation provides the Partnership with corporate staff, support services, and administrative services necessary to operate the Partnership’s business. The Omnibus Agreement requires the Partnership to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on the Partnership’s behalf or in connection with the operation of the Partnership’s business. There is no monetary limitation on the amount the Partnership is required to reimburse Martin Resource Management Corporation for direct expenses.  In addition to the direct expenses, under the Omnibus Agreement, the Partnership is required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.

Effective January 1, 2019, through December 31, 2019, the Conflicts Committee approved an annual reimbursement amount for indirect expenses of $16,657.  The Partnership reimbursed Martin Resource Management Corporation for $4,164 and $4,104 of indirect expenses for the three months ended March 31, 2019 and 2018, respectively.  The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.

These indirect expenses are intended to cover the centralized corporate functions Martin Resource Management Corporation provides for the Partnership, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions the Partnership shares with Martin Resource Management Corporation retained businesses. The provisions of the Omnibus Agreement regarding Martin Resource Management Corporation’s services will terminate if Martin Resource Management Corporation ceases to control the general partner of the Partnership.

Related  Party Transactions. The Omnibus Agreement prohibits the Partnership from entering into any material agreement with Martin Resource Management Corporation without the prior approval of the Conflicts Committee. For purposes of the Omnibus Agreement, the term "material agreements" means any agreement between the Partnership and Martin Resource Management Corporation that requires aggregate annual payments in excess of the then-applicable agreed upon reimbursable amount of indirect general and administrative expenses. Please read "Services" above.

License Provisions. Under the Omnibus Agreement, Martin Resource Management Corporation has granted the Partnership a nontransferable, nonexclusive, royalty-free right and license to use certain of its trade names and marks, as well as the trade names and marks used by some of its affiliates.

Amendment and Termination. The Omnibus Agreement may be amended by written agreement of the parties; provided, however, that it may not be amended without the approval of the Conflicts Committee if such amendment would adversely affect the unitholders. The Omnibus Agreement was first amended on November 25, 2009, to permit the Partnership to provide refining services to Martin Resource Management Corporation.  The Omnibus Agreement was amended further on October 1, 2012, to permit the Partnership to provide certain lubricant packaging products and services to Martin Resource Management Corporation.  Such amendments were approved by the Conflicts Committee.  The Omnibus Agreement, other than the indemnification provisions and the provisions limiting the amount for which the Partnership will reimburse Martin Resource Management Corporation for general and administrative services performed on its behalf, will terminate if the Partnership is no longer an affiliate of Martin Resource Management Corporation.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Master Transportation Services Agreement

Master Transportation Agreement.  MTI, a wholly owned subsidiary of the Partnership, is a party to a master transportation services agreement effective January 1, 2019, with certain wholly owned subsidiaries of Martin Resource Management Corporation. Under the agreement, MTI agreed to transport Martin Resource Management Corporation's petroleum products and by-products.

Term and Pricing. The agreement will continue unless either party terminates the agreement by giving at least 30 days' written notice to the other party.  These rates are subject to any adjustments which are mutually agreed upon or in accordance with a price index. Additionally, shipping charges are also subject to fuel surcharges determined on a weekly basis in accordance with the U.S. Department of Energy’s national diesel price list.

Indemnification.  MTI has agreed to indemnify Martin Resource Management Corporation against all claims arising out of the negligence or willful misconduct of MTI and its officers, employees, agents, representatives and subcontractors. Martin Resource Management Corporation has agreed to indemnify MTI against all claims arising out of the negligence or willful misconduct of Martin Resource Management Corporation and its officers, employees, agents, representatives and subcontractors. In the event a claim is the result of the joint negligence or misconduct of MTI and Martin Resource Management Corporation, indemnification obligations will be shared in proportion to each party’s allocable share of such joint negligence or misconduct.

Marine Agreements

Marine Transportation Agreement. The Partnership is a party to a marine transportation agreement effective January 1, 2006, as amended, under which the Partnership provides marine transportation services to Martin Resource Management Corporation on a spot-contract basis at applicable market rates.  Effective each January 1, this agreement automatically renews for consecutive one year periods unless either party terminates the agreement by giving written notice to the other party at least 60 days prior to the expiration of the then applicable term. The fees the Partnership charges Martin Resource Management Corporation are based on applicable market rates.

Marine Fuel.  The Partnership is a party to an agreement with Martin Resource Management Corporation dated November 1, 2002, under which Martin Resource Management Corporation provides the Partnership with marine fuel from its locations in the Gulf of Mexico at a fixed rate in excess of the Platt’s U.S. Gulf Coast Index for #2 Fuel Oil.  Under this agreement, the Partnership agreed to purchase all of its marine fuel requirements that occur in the areas serviced by Martin Resource Management Corporation.

Terminal Services Agreements

Diesel Fuel Terminal Services Agreement.  Effective January 1, 2016, the Partnership entered into a second amended and restated terminalling services agreement under which the Partnership provides terminal services to Martin Resource Management Corporation for marine fuel distribution.  At such time, the per gallon throughput fee the Partnership charged under this agreement was increased when compared to the previous agreement and may be adjusted annually based on a price index.  This agreement was further amended on January 1, 2017 and October 1, 2017 to modify its minimum throughput requirements and throughput fees. This agreement, as amended, expired September 30, 2018 and continued thereafter on a month to month basis until terminated by either party by giving 60 days’ written notice.

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
March 31, 2019
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

Sulfuric Acid Sales Agency Agreement. The Partnership was previously a party to a third amended and restated sulfuric acid sales agency agreement dated August 2, 2017 but effective October 1, 2017, under which a successor in interest to the agreement from Martin Resource Management Corporation, Saconix LLC ("Saconix"), a limited liability company in which Martin Resource Management Corporation held a minority equity interest, purchased and marketed the sulfuric acid produced by the Partnership’s sulfuric acid production plant at Plainview, Texas, that was not consumed by the Partnership’s internal operations.  This agreement, as amended, was to remain in place until September 30, 2020 and automatically renew year to year thereafter until either party provided 90 days’ written notice of termination prior to the expiration of the then existing term.  Under this agreement, the Partnership sold all of its excess sulfuric acid to Saconix, who then marketed and sold such acid to third-parties.  The Partnership shared in the profit of such sales. Effective May 31, 2018, Martin Resource Management Corporation no longer holds an equity interest in Saconix. These transactions are reported below as related party transactions during the period the equity interest was held. Transactions subsequent to Martin Resource Management Corporation's disposition of the equity interest will be reported as third party transactions.

Other Miscellaneous Agreements. From time to time the Partnership enters into other miscellaneous agreements with Martin Resource Management Corporation for the provision of other services or the purchase of other goods.

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

The impact of related party revenues from sales of products and services is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2019	2018
Revenues:
Terminalling and storage	$18,972	$20,008
Transportation	5,643	6,693
Product sales:
Sulfur services	7	386
Terminalling and storage	414	238
	421	624
	$25,036	$27,325

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

The impact of related party cost of products sold is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2019	2018
Cost of products sold:
Sulfur services	$2,574	$2,848
Terminalling and storage	5,909	5,579
	$8,483	$8,427

The impact of related party operating expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Transportation	$14,980	$15,047
Natural gas services	2,025	2,199
Sulfur services	924	1,339
Terminalling and storage	4,607	4,503
	$22,536	$23,088

The impact of related party selling, general and administrative expenses is reflected in the consolidated and condensed financial statements as follows:

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative:
Transportation	$1,728	$213
Natural gas services	1,189	2,254
Sulfur services	716	659
Terminalling and storage	717	681
Indirect, including overhead allocation	4,185	4,119
	$8,535	$7,926

NOTE 15. BUSINESS SEGMENTS

The Partnership has four reportable segments: natural gas services, terminalling and storage, sulfur services and transportation. The Partnership’s reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

The accounting policies of the operating segments are the same as those described in Note 2 in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019. The Partnership evaluates the performance of its reportable segments based on operating income. There is no allocation of administrative expenses or interest expense.

MARTIN MIDSTREAM PARTNERS L.P.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except where otherwise indicated)
March 31, 2019
(Unaudited)

Three Months Ended March 31, 2019	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$55,892	$(1,721)	$54,171	$7,837	$4,815	$5,345
Natural gas services	127,408	—	127,408	4,707	7,960	623
Sulfur services	31,593	—	31,593	2,868	6,380	2,206
Transportation	45,186	(7,391)	37,795	3,570	(3,880)	2,461
Indirect selling, general and administrative	—	—	—	—	(4,567)	—
Total	$260,079	$(9,112)	$250,967	$18,982	$10,708	$10,635

Three Months Ended March 31, 2018	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Depreciation and Amortization	Operating Income (Loss) after Eliminations	Capital Expenditures and Plant Turnaround Costs
Terminalling and storage	$61,983	$(1,473)	$60,510	$10,159	$3,696	$2,121
Natural gas services	174,519	(1)	174,518	5,301	21,791	1,009
Sulfur services	37,687	—	37,687	2,064	10,166	1,548
Transportation	41,937	(7,578)	34,359	2,466	(5,039)	9,683
Indirect selling, general and administrative	—	—	—	—	(4,231)	—
Total	$316,126	$(9,052)	$307,074	$19,990	$26,383	$14,361

The Partnership's assets by reportable segment as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
Total assets:
Terminalling and storage	$314,925	$298,784
Natural gas services	476,106	512,817
Sulfur services	123,213	115,498
Transportation	180,824	146,529
Total assets	$1,095,068	$1,073,628

NOTE 16. COMMITTMENTS AND CONTINGENCIES

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
March 31, 2019
(Unaudited)

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

NOTE 17. FAIR VALUE MEASUREMENTS

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
Level 3: Unobservable inputs that reflect the entity's own assumptions and are not corroborated by market data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 2
	March 31, 2019	December 31, 2018
Commodity derivative contracts, net	$150	$4

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

•
Current and noncurrent portion of long-term debt: The carrying amount of the revolving credit facility approximates fair value due to the debt having a variable interest rate and is in Level 2. The Partnership has not had any indicators which represent a change in the market spread associated with its variable interest rate debt. The estimated fair value of the senior unsecured notes is considered Level 1, as the fair value is based on quoted market prices in active markets.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Senior unsecured notes	$373,090	$369,560	$372,996	$360,138

NOTE 18. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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
March 31, 2019
(Unaudited)

operating subsidiaries are subsidiary guarantors of its outstanding senior unsecured notes and any subsidiaries other than the subsidiary guarantors are minor.

NOTE 19. INCOME TAXES

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$696	$149

The operations of a partnership are generally not subject to income taxes, except for Texas margin tax, because its income is taxed directly to its partners. MTI is subject to income taxes due to its corporate structure. Total income tax expense (benefit) of $448 and $0, related to the operation of the subsidiary, for the three months ended March 31, 2019 and 2018, respectively, resulted in an effective income tax rate of 24.79% and 0%, respectively. The increase in the effective income tax rate and provision for income taxes during the three months ended March 31, 2019, compared to March 31, 2018, is primarily due to a change in MTI’s tax status from a non-taxable Qualified Subchapter S subsidiary (“QSub”) to a taxable C Corporation upon acquisition.

Prior to the acquisition, MTI was a QSub of Martin Resource Management Corporation, a qualifying S Corporation. A QSub is not treated as a separate corporation for federal income tax purposes as it is deemed liquidated into its S Corporation parent. S Corporations are generally not subject to income taxes because income and losses flow through to shareholders and are reported on their individual returns. Subsequent to the acquisition, MTI will file stand-alone C Corporation returns.

A current federal income tax expense (benefit) of $297 and $0 and a current state income tax expense (benefit) of $(218) and $0, related to the operation of the subsidiary were recorded for the three months ended March 31, 2019 and 2018, respectively. In connection with the MTI acquisition, the Partnership also established deferred income taxes of $24,781 associated with book and tax basis differences of the acquired assets and liabilities. The basis differences are primarily related to property, plant and equipment and deductible tax goodwill. Equity of MTI was adjusted for the deferred tax consequences of the basis differences caused by the transaction between entities under common control.

With respect to MTI, income taxes are accounted for under the asset and liability method pursuant to the provisions of ASC 740 related to income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A deferred tax expense related to the MTI temporary differences of $369 and $0 was recorded for the three months ended March 31, 2019 and 2018, respectively. A deferred tax asset of $24,412 and $0, related to the cumulative book and tax temporary differences, existed at March 31, 2019 and December 31, 2018, respectively.

All income tax positions taken for all open years are more likely than not to be sustained based upon their technical merit under applicable tax laws.

NOTE 20. SUBSEQUENT EVENTS

Quarterly Distribution. On April 24, 2019, the Partnership declared a quarterly cash distribution of $0.25 per common unit for the first quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on May 15, 2019 to unitholders of record as of May 8, 2019.

Credit Facility Amendment. On April 16, 2019, the Partnership amended it's revolving credit facility to, among other things, reduce commitments from $664,444 to $500,000 and to adjust the permitted Leverage Ratio (as defined in the credit agreement) to 5.85 times for the fiscal quarters ended March 31, 2019 and June 30, 2019.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019 and in this report.

Overview

We are a publicly traded limited partnership with a diverse set of operations focused primarily in the United States ("U.S.") Gulf Coast region. Our four primary business lines include:

•	Natural gas liquids transportation and distribution services and natural gas storage;

•	Terminalling and storage services for petroleum products and by-products including the refining of naphthenic crude oil and the blending and packaging of finished lubricants;

•	Sulfur and sulfur-based products gathering, processing, marketing, manufacturing and distribution; and

•	Transportation services for petroleum products and by-products.

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

We were formed in 2002 by Martin Resource Management Corporation, a privately-held company whose initial predecessor was incorporated in 1951 as a supplier of products and services to drilling rig contractors. Since then, Martin Resource Management Corporation has expanded its operations through acquisitions and internal expansion initiatives as its management identified and capitalized on the needs of producers and purchasers of petroleum products and by-products and other bulk liquids. Martin Resource Management Corporation is an important supplier and customer of ours. As of March 31, 2019, Martin Resource Management Corporation owned 15.7% of our total outstanding common limited partner units. Furthermore, Martin Resource Management Corporation controls Martin Midstream GP LLC ("MMGP"), our general partner, by virtue of its 51% voting interest in MMGP Holdings, LLC ("Holdings"), the sole member of MMGP. MMGP owns a 2.0%

general partner interest in us and all of our incentive distribution rights. Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner.

We entered into an omnibus agreement dated November 1, 2002, with Martin Resource Management Corporation (the "Omnibus Agreement") that governs, among other things, potential competition and indemnification obligations among the parties to the agreement, related party transactions, the provision of general administration and support services by Martin Resource Management Corporation and our use of certain of Martin Resource Management Corporation’s trade names and trademarks. Under the terms of the Omnibus Agreement, the employees of Martin Resource Management Corporation are responsible for conducting our business and operating our assets.

Martin Resource Management Corporation has operated our business since 2002.  Martin Resource Management Corporation began operating our natural gas services business in the 1950s and our sulfur business in the 1960s. It began our marine transportation business in the late 1980s. It entered into our fertilizer and terminalling and storage businesses in the early 1990s. In recent years, Martin Resource Management Corporation has increased the size of our asset base through expansions and strategic acquisitions.

Significant Recent Developments

Martin Transport Inc. Stock Purchase Agreement. On October 22, 2018, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Martin Resource Management Corporation to acquire all of the issued and outstanding equity of Martin Transport, Inc. (“MTI”), a wholly-owned subsidiary of Martin Resource Management Corporation which operates a fleet of tank trucks providing transportation of petroleum products, liquid petroleum gas, chemicals, sulfur and other products, as well as owns twenty-three terminals located throughout the Gulf Coast and Southeastern regions of the United States for total consideration of $135.0 million with a $10.0 million earn-out based on certain performance thresholds. Additionally, a post-closing working capital adjustment was finalized on January 28, 2019 which included additional consideration paid to Martin Resource Management Corporation of $2.8 million. The Stock Purchase Agreement contained customary representations and warranties. Martin Resource Management Corporation has owned and operated MTI or its predecessor for over 40 years and MTI is integral to our routine movements of sulfur and NGL’s. Based on operational estimates and current transportation market conditions, this drop-down from our general partner will provide strategic long-term growth for the Partnership. This transaction closed January 2, 2019 and was effective as of January 1, 2019. As of January 1, 2019, Martin Resource Management Corporation will no longer provide land transportation services.

Subsequent Events

Quarterly Distribution. On April 24, 2019, we declared a quarterly cash distribution of $0.25 per common unit for the first quarter of 2019, or $1.00 per common unit on an annualized basis, which will be paid on May 15, 2019 to unitholders of record as of May 8, 2019.

Credit Facility Amendment. On April 16, 2019 the Partnership amended it's revolving credit facility to, among other things, reduce commitments from $664.4 million to $500.0 million and to adjust the permitted Leverage Ratio (as defined in the credit agreement) to 5.85 times for the fiscal quarters ended March 31, 2019 and June 30, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP" or "GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2018.

Our Relationship with Martin Resource Management Corporation

Martin Resource Management Corporation is engaged in the following principal business activities:

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

We are and will continue to be closely affiliated with Martin Resource Management Corporation as a result of the following relationships.

Ownership

Martin Resource Management Corporation owns approximately 15.7% of the outstanding limited partner units. In addition, Martin Resource Management Corporation controls MMGP, our general partner, by virtue of its 51% voting interest in Holdings, the sole member of MMGP. MMGP owns a 2% general partner interest in us and all of our incentive distribution rights.

Management

Martin Resource Management Corporation directs our business operations through its ownership interests in and control of our general partner. We benefit from our relationship with Martin Resource Management Corporation through access to a significant pool of management expertise and established relationships throughout the energy industry. We do not have employees. Martin Resource Management Corporation employees are responsible for conducting our business and operating our assets on our behalf.

Related Party Agreements

The Omnibus Agreement requires us to reimburse Martin Resource Management Corporation for all direct expenses it incurs or payments it makes on our behalf or in connection with the operation of our business.  We reimbursed Martin Resource Management Corporation for $35.4 million of direct costs and expenses for the three months ended March 31, 2019 compared to $35.3 million for the three months ended March 31, 2018. There is no monetary limitation on the amount we are required to reimburse Martin Resource Management Corporation for direct expenses.

In addition to the direct expenses, under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses.  For the three months ended March 31, 2019 and 2018, the Conflicts Committee approved reimbursement amounts of $4.2 million and $4.1 million, respectively. The Conflicts Committee will review and approve future adjustments in the reimbursement amount for indirect expenses, if any, annually.  These indirect expenses covered the centralized corporate functions Martin Resource Management Corporation provides for us, such as accounting, treasury, clerical, engineering, legal, billing, information technology, administration of insurance, general office expenses and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation’s retained businesses.  The Omnibus Agreement also contains significant non-compete provisions and indemnity obligations.  Martin Resource Management Corporation also licenses certain of its trademarks and trade names to us under the Omnibus Agreement.

The agreements include, but are not limited to, motor carrier agreements, marine transportation agreements, terminal services agreements, a tolling agreement, a sulfuric acid agreement, and various other miscellaneous agreements. Pursuant to the terms of the Omnibus Agreement, we are prohibited from entering into certain material agreements with Martin Resource Management Corporation without the approval of the Conflicts Committee.

For a more comprehensive discussion concerning the Omnibus Agreement and the other agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019.

Commercial

We have been and anticipate that we will continue to be both a significant customer and supplier of products and services offered by Martin Resource Management Corporation. In the aggregate, the impact of related party transactions included in cost of products sold accounted for approximately 6% and 4% of our total cost of products sold during the three months ended March 31, 2019 and 2018, respectively. We also purchase marine fuel from Martin Resource Management Corporation, which we account for as an operating expense.

Correspondingly, Martin Resource Management Corporation is one of our significant customers. Our sales to Martin Resource Management Corporation accounted for approximately 10% and 9% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.  We have entered into certain agreements with Martin Resource Management Corporation pursuant to which we provide terminalling and storage and marine transportation services to its subsidiary, Martin Energy Services, LLC ("MES"), and MES provides terminal services to us to handle lubricants, greases and drilling fluids.  Additionally, we have entered into a long-term, fee for services-based tolling agreement with Martin Resource Management Corporation where Martin Resource Management Corporation agrees to pay us for the processing of its crude oil into finished products, including naphthenic lubricants, distillates, asphalt and other intermediate cuts.

For a more comprehensive discussion concerning the agreements that we have entered into with Martin Resource Management Corporation, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019.

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

Non-GAAP Financial Measures

The following table reconciles the non-GAAP financial measurements used by management to our most directly comparable GAAP measures for the three months ended March 31, 2019 and 2018.

Reconciliation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow

	Three Months Ended
	March 31,
	2019	2018[1]
	(in thousands)
Net income (loss)	$(3,656)	$15,036
Less: Income from discontinued operations, net of income taxes	—	(1,532)
Income (loss) from continuing operations	(3,656)	13,504
Adjustments:
Interest expense, net	13,671	12,730
Income tax expense	696	149
Depreciation and amortization	18,982	19,990
EBITDA	29,693	46,373
Adjustments:
(Gain) loss on sale of property, plant and equipment	720	(8)
Unrealized mark-to-market on commodity derivatives	(147)	(154)
Transaction costs associated with acquisitions	184	—
Unit-based compensation	352	132
Adjusted EBITDA	30,802	46,343
Adjustments:
Interest expense, net	(13,671)	(12,730)
Income tax expense	(696)	(149)
Amortization of debt premium	(77)	(77)
Amortization of deferred debt issuance costs	895	819
Deferred income taxes	369	—
Payments for plant turnaround costs	(3,827)	—
Maintenance capital expenditures	(4,195)	(6,002)
Distributable Cash Flow	$9,600	$28,204

1 Financial information for 2018 has been revised to include results attributable to MTI acquired from Martin Resource Management Corporation. See Note 1 – Nature of Operations and Basis of Presentation.

Results of Operations

The results of operations for the three months ended March 31, 2019 and 2018 have been derived from our consolidated and condensed financial statements.

We evaluate segment performance on the basis of operating income, which is derived by subtracting cost of products sold, operating expenses, selling, general and administrative expenses, and depreciation and amortization expense from revenues.  The following table sets forth our operating revenues and operating income by segment for the three months ended March 31, 2019 and 2018.  The results of operations for these interim periods are not necessarily indicative of the results of operations which might be expected for the entire year.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2019	(in thousands)
Terminalling and storage	$55,892	$(1,721)	$54,171	$5,086	$(271)	$4,815
Natural gas services	127,408	—	127,408	2,841	5,119	7,960
Sulfur services	31,593	—	31,593	3,818	2,562	6,380
Transportation	45,186	(7,391)	37,795	3,530	(7,410)	(3,880)
Indirect selling, general and administrative	—	—	—	(4,567)	—	(4,567)
Total	$260,079	$(9,112)	$250,967	$10,708	$—	$10,708

	Operating Revenues	Intersegment Revenues Eliminations	Operating Revenues after Eliminations	Operating Income (Loss)	Operating Income (Loss) Intersegment Eliminations	Operating Income (Loss) after Eliminations
Three Months Ended March 31, 2018	(in thousands)
Terminalling and storage	$61,983	$(1,473)	$60,510	$3,619	$77	$3,696
Natural gas services	174,519	(1)	174,518	16,683	5,108	21,791
Sulfur services	37,687	—	37,687	7,687	2,479	10,166
Transportation	41,937	(7,578)	34,359	2,625	(7,664)	(5,039)
Indirect selling, general and administrative	—	—	—	(4,231)	—	(4,231)
Total	$316,126	$(9,052)	$307,074	$26,383	$—	$26,383

Terminalling and Storage Segment

Comparative Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands, except BBL per day)
Revenues:
Services	$24,800	$25,503	$(703)	(3)%
Products	31,092	36,480	(5,388)	(15)%
Total revenues	55,892	61,983	(6,091)	(10)%

Cost of products sold	28,277	33,502	(5,225)	(16)%
Operating expenses	13,353	13,447	(94)	(1)%
Selling, general and administrative expenses	1,349	1,256	93	7%
Depreciation and amortization	7,837	10,159	(2,322)	(23)%
	5,076	3,619	1,457	40%
Other operating income	10	—	10
Operating income	$5,086	$3,619	$1,467	41%

Shore-based throughput volumes (guaranteed minimum) (gallons)	20,000	20,000	—	—%
Smackover refinery throughput volumes (guaranteed minimum) (BBL per day)	6,500	6,500	—	—%

Services revenues. Services revenue decreased $0.7 million, of which $0.4 million was a result of the disposition of our sulfuric acid terminal in Elko, Nevada. In addition, $0.4 million was a result of decreased throughput at our Tampa specialty terminal.

Products revenues. A 31% decrease in sales volumes combined with a 20% decrease in average sales price at our shore based terminals resulting in an $8.4 million decrease in products revenues. Offsetting this decrease was a 12% increase in sales volumes combined with a 5% increase in average sales price at our blending and packaging facilities resulting in a $3.2 million increase to products revenues.

Cost of products sold.  A 31% decrease in sales volumes combined with a 20% decrease in average sales price at our shore based terminals resulting in a $7.8 million decrease in cost of products sold. Offsetting this decrease was a 12% increase in sales volumes combined with a 6% increase in average cost per gallon at our blending and packaging facilities resulting in a $2.7 million increase in cost of products sold.

Operating expenses. Operating expenses remained relatively consistent.

Selling, general and administrative expenses.   Selling, general and administrative expenses remained relatively consistent.

Depreciation and amortization.  The decrease in depreciation and amortization is due to the disposition of assets at several closed shore-based facilities and our sulfuric acid terminal in Elko, Nevada, offset by recent capital expenditures.

Other operating income.  Other operating income represents losses from the disposition of property, plant and equipment.

Natural Gas Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$10,934	$15,356	$(4,422)	(29)%
Products	116,474	159,163	(42,689)	(27)%
Total revenues	127,408	174,519	(47,111)	(27)%

Cost of products sold	111,309	143,748	(32,439)	(23)%
Operating expenses	6,513	5,780	733	13%
Selling, general and administrative expenses	2,044	3,007	(963)	(32)%
Depreciation and amortization	4,707	5,301	(594)	(11)%
	2,835	16,683	(13,848)	(83)%
Other operating income	6	—	6
Operating income	$2,841	$16,683	$(13,842)	(83)%

NGL sales volumes (Bbls)	2,907	3,441	(534)	(16)%

Services Revenues. The decrease in services revenue is primarily a result of lower firm storage re-contracting rates at our Perryville gas storage facility.

Products Revenues. Our average sales price per barrel decreased $6.19, or 13%, resulting in a decrease to products revenues of $21.3 million. The decrease in average sales price per barrel was a result of a decrease in market prices. Product sales volumes decreased 15%, decreasing products revenues by $21.4 million.

Cost of products sold.  Our average cost per barrel decreased $3.49, or 8%, decreasing cost of products sold by $12.0 million.  The decrease in average cost per barrel was a result of a decrease in market prices.  The decrease in sales volume of 15% resulted in a $20.4 million decrease to cost of products sold. Our margins decreased $2.70 per barrel, or 60%, during the period.

Operating expenses.  Operating expenses increased $0.7 million at our natural gas storage facilities, primarily as a result of an increase of $0.7 million in expense for pressure support, $0.2 million in supplies and maintenance and $0.1 million in insurance premium related expense. These increases are offset by $0.2 million in decreased utility expense and $0.1 million in decreased employee expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to decreased compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.6 million primarily due to a decrease in amortization related to contracts acquired as part of the purchase of Cardinal.

Other operating income.  Other operating income represents gains from the disposition of property, plant and equipment.

Sulfur Services Segment

Comparative Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues:
Services	$2,859	$2,787	$72	3%
Products	28,734	34,900	(6,166)	(18)%
Total revenues	31,593	37,687	(6,094)	(16)%

Cost of products sold	21,566	23,987	(2,421)	(10)%
Operating expenses	2,163	2,912	(749)	(26)%
Selling, general and administrative expenses	1,178	1,035	143	14%
Depreciation and amortization	2,868	2,064	804	39%
	3,818	7,689	(3,871)	(50)%
Other operating loss	—	(2)	2	100%
Operating income	$3,818	$7,687	$(3,869)	(50)%

Sulfur (long tons)	109	176	(67)	(38)%
Fertilizer (long tons)	67	88	(21)	(24)%
Total sulfur services volumes (long tons)	176	264	(88)	(33)%

Services revenues.  Services revenues increased $0.1 million as a result of renegotiation of contract terms effective January 2019.

Products revenues.  Products revenue decreased $14.4 million as a result of a 33% decline in sales volumes, primarily attributable to a 38% decrease in sulfur volumes. A 23% increase in average sales price resulted in an offsetting increase of $8.2 million.

Cost of products sold.  A 33% decrease in sales volumes reduced our cost of products sold by $10.8 million. Offsetting this decrease was an increase in cost of products sold of $8.4 million as a result of a 35% increase in average cost of products sold per ton. Margin per ton decreased $0.61, or 1%.

Operating expenses.  Our operating expenses decreased primarily as a result of a $0.4 million reduction in marine fuel and lube and $0.2 million in lower repairs and maintenance of marine vessels. An additional combined decrease of $0.1 million is due to a reduction in leases and other marine operating expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $0.1 million due to increased compensation expense.

Depreciation and amortization.   Increased as a result of recent capital expenditures.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Transportation Segment

Comparative Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revenues	$45,186	$41,937	$3,249	8%
Operating expenses	35,265	35,440	(175)	—%
Selling, general and administrative expenses	2,085	1,416	669	47%
Depreciation and amortization	3,570	2,466	1,104	45%
	$4,266	$2,615	$1,651	63%
Other operating income (loss)	(736)	10	(746)	(7,460)%
Operating income	$3,530	$2,625	$905	34%

Marine Transportation Revenues.  An increase of $2.9 million in inland revenue is attributable to increased utilization and additional leased equipment being placed in service. Offsetting this increase, offshore revenue decreased $0.5 million primarily due to equipment being down for regulatory inspections and maintenance.

Land Transportation Revenues. Freight revenue increased $0.7 million. Transportation rates increased 9% resulting in an increase to freight revenue of $2.2 million. Miles decreased 5% resulting in an offsetting decrease of $1.5 million.

Operating expenses.  The decrease in operating expenses is primarily a result of decreased lease expense of $1.5 million. This decrease was offset by increases in outside towing of $0.9 million, and repair and maintenance of $0.4 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to the reclassification of expenses from operating expense to selling, general and administration expense of $0.5 million.

Depreciation and amortization.  Depreciation and amortization increased as a result of recent capital expenditures offset by asset disposals.

Other operating loss.  Other operating loss represents losses from the disposition of property, plant and equipment.

Interest Expense, Net

Comparative Components of Interest Expense, Net for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Revolving loan facility	$5,648	$5,110	$538	11%
7.25% Senior notes	6,474	6,474	—	—%
Amortization of deferred debt issuance costs	895	819	76	9%
Amortization of debt premium	(77)	(77)	—	—%
Other	562	521	41	8%
Finance leases	183	44	139	316%
Capitalized interest	(2)	(161)	159	99%
Interest income	(12)	—	(12)
Total interest expense, net	$13,671	$12,730	$941	7%

Indirect Selling, General and Administrative Expenses

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Indirect selling, general and administrative expenses	$4,567	$4,231	$336	8%

Indirect selling, general and administrative expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased unit based compensation expense of $0.2 million.

Martin Resource Management Corporation allocates to us a portion of its indirect selling, general and administrative expenses for services such as accounting, legal, treasury, clerical, billing, information technology, administration of insurance, engineering, general office expense and employee benefit plans and other general corporate overhead functions we share with Martin Resource Management Corporation retained businesses. This allocation is based on the percentage of time spent by Martin Resource Management Corporation personnel that provide such centralized services. GAAP also permits other methods for allocation of these expenses, such as basing the allocation on the percentage of revenues contributed by a segment. The allocation of these expenses between Martin Resource Management Corporation and us is subject to a number of judgments and estimates, regardless of the method used. We can provide no assurances that our method of allocation, in the past or in the future, is or will be the most accurate or appropriate method of allocation for these expenses. Other methods could result in a higher allocation of selling, general and administrative expense to us, which would reduce our net income.

Under the Omnibus Agreement, we are required to reimburse Martin Resource Management Corporation for indirect general and administrative and corporate overhead expenses. The Conflicts Committee of our general partner approved the following reimbursement amounts during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Conflicts Committee approved reimbursement amount	$4,164	$4,104	$60	1%

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

Recent Debt Financing Activity

Credit Facility Amendment. On April 16, 2019 the Partnership amended it's revolving credit facility to, among other things, reduce commitments from $664.4 million to $500.0 million and to adjust the permitted Leverage Ratio (as defined in the credit agreement) to 5.85 times for the fiscal quarters ended March 31, 2019 and June 30, 2019.

We believe that cash generated from operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated maintenance capital expenditures in 2019. Finally, our ability to satisfy our working capital requirements, to fund planned capital expenditures and to satisfy our debt service obligations will also depend upon our future operating performance, which is subject to certain risks. Please read "Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2018, for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019, for a discussion of such risks.

Cash Flows - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table details the cash flow changes between the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Variance	Percent Change
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$40,603	$59,329	$(18,726)	(32)%
Investing activities	(33,946)	(18,328)	(15,618)	(85)%
Financing activities	(6,730)	(40,844)	34,114	84%
Net increase (decrease) in cash and cash equivalents	$(73)	$157	$(230)	(146)%

Net cash provided by operating activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2019 includes a decrease in operating results of $17.2 million and an unfavorable variance in other non-current assets and liabilities of $1.4 million. Net cash received from discontinued operating activities decreased $1.4 million. Offsetting was a $0.9 million favorable variance in working capital and a $0.4 million increase in other non-cash charges.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2019 increased primarily as a result of $23.7 million in net assets acquired from MTI. Offsetting was a $0.6 million increase in proceeds received as a result of higher sales of property, plant and equipment in 2019, as well as, an increase of $5.8 million due to lower payments for capital expenditures and plant turnaround costs in 2019. Net cash used in discontinued investing activities decreased $1.7 million.

Net cash provided by financing activities. Net cash provided by financing activities increased for the three months ended March 31, 2019 as a result of an increase in net proceeds of long-term borrowings of $133.0 million as well as a decrease in costs associated with our credit facility amendment of $1.2 million. Also contributing was a $2.3 million increase related to the 2018 period including a preacquisition distribution to Martin Resource Management Corporation. Offsetting was an increase in cash used of $102.4 million related to excess purchase price over the carrying value of acquired assets in common control transactions.

Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations and borrowings. We expect our primary sources of funds for short-term liquidity will be cash flows from operations and borrowings under our credit facility.

Total Contractual Cash Obligations.  A summary of our total contractual cash obligations as of March 31, 2019, is as follows:

	Payments due by period
Type of Obligation	Total Obligation	Less than One Year	1-3 Years	3-5 Years	Due Thereafter
Revolving credit facility	$404,000	$404,000	$—	$—	$—
2021 Senior unsecured notes	373,800	—	373,800	—	—
Throughput commitment	14,038	6,234	7,804	—	—
Operating leases	33,554	9,920	11,807	4,250	7,577
Finance lease obligations	10,426	5,540	4,686	200	—
Interest payable on finance lease obligations	709	526	178	5	—
Interest payable on fixed long-term debt obligations	50,814	27,101	23,713	—	—
Total contractual cash obligations	$887,341	$453,321	$421,988	$4,455	$7,577

The interest payable under our credit facility is not reflected in the above table because such amounts depend on the  outstanding balances and interest rates, which vary from time to time.

Letters of Credit.  At March 31, 2019, we had outstanding irrevocable letters of credit in the amount of $16.9 million, which were issued under our revolving credit facility.

Off Balance Sheet Arrangements.  We do not have any off-balance sheet financing arrangements.

Description of Our Long-Term Debt

2021 Senior Notes

For a description of our 7.25% senior unsecured notes due 2021, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Our Long-Term Debt" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revolving Credit Facility

At March 31, 2019, we maintained a $664.4 million credit facility. This facility was most recently amended on April 16, 2019 to, among other things, reduce commitments from $664.4 million to $500.0 million and to adjust the permitted Leverage Ratio (as defined in the credit agreement) to 5.85 times for the fiscal quarters ended March 31, 2019 and June 30, 2019 and 5.50 times for the fiscal quarter ending September 30, 2019.

As of March 31, 2019, we had $404.0 million outstanding under the revolving credit facility leaving a maximum available to be borrowed under our credit facility for future revolving credit borrowings and letters of credit of $260.4 million. Subject to the financial covenants contained in our credit facility and based on our existing EBITDA (as defined in our credit facility) calculations, as of March 31, 2019, we have the ability to borrow approximately $47.5 million of that amount.

The revolving credit facility is used for ongoing working capital needs and general partnership purposes, and to finance permitted investments, acquisitions and capital expenditures.  During the three months ended March 31, 2019, the level of outstanding draws on our credit facility has ranged from a low of $287.0 million to a high of $433.5 million.

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

Indebtedness under the credit facility bears interest at our option at the Eurodollar Rate (the British Bankers Association LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin. We pay a per annum fee on all letters of credit issued under the credit facility, and we pay a commitment fee per annum on the unused revolving credit availability under the credit facility. The letter of credit fee, the commitment fee and the applicable margins for our interest rate vary quarterly based on our leverage ratio (as defined in the credit facility, being generally computed as the ratio of total funded debt to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) and are as follows as of March 31, 2019:

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

At March 31, 2019, the applicable margin for revolving loans that are LIBOR loans ranges from 2.00% to 3.00% and the applicable margin for revolving loans that are base prime rate loans ranges from 1.00% to 2.00%. The applicable margin for LIBOR borrowings at March 31, 2019 is 3.00%.

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

The credit facility also contains certain default provisions relating to Martin Resource Management Corporation. If Martin Resource Management Corporation no longer controls our general partner, the lenders under the credit facility may declare all amounts outstanding thereunder immediately due and payable. In addition, an event of default by Martin Resource Management Corporation under its credit facility could independently result in an event of default under our credit facility if it is deemed to have a material adverse effect on us.

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

We are in compliance with all debt covenants as of March 31, 2019 and expect to be in compliance for the next twelve months.

Seasonality

A substantial portion of our revenues are dependent on sales prices of products, particularly NGLs and fertilizers, which fluctuate in part based on winter and spring weather conditions. The demand for NGLs is strongest during the winter heating season and the refinery blending season. The demand for fertilizers is strongest during the early spring planting season. However, our natural gas storage division of the Natural Gas Services segment provides stable cash flows and is not generally subject to seasonal demand factors. Additionally, our Terminalling and Storage and Transportation segments and the molten sulfur business are typically not impacted by seasonal fluctuations and a significant portion of our net income is derived from our terminalling and storage, sulfur and transportation businesses. Therefore, we do not expect that our overall net income will be impacted by seasonality factors.  However, extraordinary weather events, such as hurricanes, have in the past, and could in the future, impact our Terminalling and Storage and Transportation segments.

Impact of Inflation

Inflation did not have a material impact on our results of operations for the three months ended March 31, 2019 or 2018.  Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies.  In the future, increasing energy prices could adversely affect our results of operations. Diesel fuel, natural gas, chemicals and other supplies are recorded in operating expenses.  An increase in price of these products would increase our operating expenses which could adversely affect net income. We cannot provide assurance that we will be able to pass along increased operating expenses to our customers.

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We incurred no material environmental costs, liabilities or expenditures to mitigate or eliminate environmental contamination during the three months ended March 31, 2019 or 2018.

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

We have entered into hedging transactions as of March 31, 2019 to protect a portion of our commodity price risk exposure. These hedging arrangements are in the form of swaps for NGLs. We have instruments totaling a gross notional quantity of 472,000 barrels settling during the period from April 1, 2019 through September 30, 2019. These instruments settle against the applicable pricing source for each grade and location. These instruments are recorded on our Consolidated and Condensed Balance Sheets at March 31, 2019 in "Fair value of derivatives" as a current asset of $0.2 million. Based on the current net notional volume hedged as of March 31, 2019, a $0.10 change in the expected settlement price of these contracts would result in an impact to our net income of approximately $2.0 million.

Interest Rate Risk. We are exposed to changes in interest rates as a result of our credit facility, which had a weighted-average interest rate of 5.49% as of March 31, 2019.  Based on the amount of unhedged floating rate debt owed by us on March 31, 2019, the impact of a 100 basis point increase in interest rates on this amount of debt would result in an increase in interest expense and a corresponding decrease in net income of approximately $4.0 million annually.

We are not exposed to changes in interest rates with respect to our senior unsecured notes as these obligations are fixed rate.  The estimated fair value of the senior unsecured notes was approximately $369.6 million as of March 31, 2019, based on market prices of similar debt at March 31, 2019.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of a 100 basis point increase in interest rates. Such an increase in interest rates would result in approximately a $6.3 million decrease in the fair value of our long-term debt at March 31, 2019.

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

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2019.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Name

10.1*	Master Transportation Services Agreement, dated January 1, 2019.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101
Interactive Data: the following financial information from Martin Midstream Partners L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in Extensible Business Reporting Language: (1) the Consolidated and Condensed Balance Sheets; (2) the Consolidated and Condensed Statements of Income; (3) the Consolidated and Condensed Statements of Cash Flows; (4) the Consolidated and Condensed Statements of Capital; and (5) the Notes to Consolidated and Condensed Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Martin Midstream Partners L.P.

	By:	Martin Midstream GP LLC
Its General Partner

Date: 4/26/2019	By:	/s/ Robert D. Bondurant
Robert D. Bondurant
Executive Vice President, Treasurer, Chief Financial Officer, and Principal Accounting Officer